Form 10-Q
period 2002-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2002-08-05
CIK 1165002

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission file number 1-31234

WESTWOOD HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2969997
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

300 CRESCENT COURT, SUITE 1300
DALLAS, TEXAS 75201
(Address of Principal Executive Office)(Zip Code)

TELEPHONE NUMBER (214) 756-6900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value—5,394,522 shares as of August 5, 2002.

WESTWOOD HOLDINGS GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of June 30, 2002 and December 31, 2001
(In thousands, except par value and share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,029	$149
Accounts receivable	2,272	2,397
Investments, at market value	12,208	15,571

Total current assets	17,509	18,117

Goodwill, net of accumulated amortization of $640	2,302	2,302
Other assets, net	712	634

Total assets	$20,523	$21,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,190	$876
Compensation and benefits payable	1,166	3,986
Income taxes payable	1,411	2,028

Total current liabilities	3,767	6,890
Other liabilities	110	131

Total liabilities	3,877	7,021
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 5,394,522 shares at June 30, 2002 and December 31, 2001	54	54
Additional paid-in capital	9,415	9,415
Notes receivable from stockholders	(3,567)	(3,536)
Retained earnings	10,744	8,099

Total stockholders’ equity	16,646	14,032

Total liabilities and stockholders’ equity	$20,523	$21,053

The accompanying notes are an integral part of these financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
REVENUES:
Advisory fees	$4,115	$3,722	$8,327	$7,355
Trust fees	1,171	883	2,304	1,763
Other revenues	252	247	439	454

Total revenues	5,538	4,852	11,070	9,572

EXPENSES:
Employee compensation and benefits	2,127	1,852	4,347	3,941
Sales and marketing	160	107	280	238
Information technology	238	190	460	431
Professional services	439	157	806	246
General and administrative	476	286	800	589

Total expenses	3,440	2,592	6,693	5,445

Income before income taxes	2,098	2,260	4,377	4,127
Provision for income tax expense	839	903	1,732	1,630

Net income	$1,259	$1,357	$2,645	$2,497

Earnings per share:
Earnings per share—basic	$0.23	$0.25	$0.49	$0.46
Earnings per share—diluted	$0.23	$0.25	$0.49	$0.46

The accompanying notes are an integral part of these financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,645	$2,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	82
Accretion of discount on notes receivable from stockholders	(31)	—
SWS expense allocations not reimbursed by the Company	—	43
Purchases of investments	(760)	(1,369)
Sales of investments	1,107	477
Change in operating assets and liabilities—
Decrease in accounts receivable	125	830
(Increase) decrease in other assets	(97)	236
Increase in accounts payable and accrued liabilities	314	65
Decrease in compensation and benefits payable	(2,820)	(1,168)
(Decrease) increase in income taxes payable	(617)	107
(Decrease) increase in other liabilities	(21)	20

Net cash (used in) provided by operating activities	(120)	1,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(5,569)	(7,724)
Sales of money market funds	8,585	3,554
Purchase of fixed assets	(16)	(41)

Net cash provided by (used in) investing activities	3,000	(4,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	—	—

NET INCREASE (DECREASE) IN CASH	2,880	(2,391)
Cash, beginning of period	149	4,283

Cash, end of period	$3,029	$1,892

The accompanying notes are an integral part of these financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2002 and June 30, 2001
(Unaudited)

1.    DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood”, the “Company”, “we” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001, as a subsidiary of SWS Group, Inc. (“SWS”). On June 28, 2002, SWS completed the spin-off of Westwood by effecting a dividend distribution of all of the Westwood common stock held by SWS to all of its stockholders on a pro rata basis. Westwood is now an independent public company, with SWS having no continuing ownership interest in the Company. As part of the spin-off, we entered into various agreements with SWS that address the allocation of certain rights and obligations and that define our relationship with SWS after the spin-off, including a distribution agreement, a tax separation agreement and a transition services agreement. For a more detailed discussion of the spin-off and the various agreements entered into by Westwood and SWS, see the Registration Statement on Form 10 filed by Westwood with the Securities and Exchange Commission on June 6, 2002.

Westwood manages investment assets and provides services for its clients through two subsidiaries, Westwood Management Corp. (“Management”) and Westwood Trust (“Trust”). Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and also clients of Trust. Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenue and results of operations.

Management is a registered investment advisor under the Investment Advisers Act of 1940. Trust is chartered and regulated by the Texas Department of Banking.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of June 30, 2002, and our results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2001, included in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 6, 2002. Refer to our accounting policies described in the notes to our annual financial statements, which we consistently followed in preparing this interim financial information, except as discussed below under Goodwill. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002 or any future period.

Since the Company was operated as a part of SWS until June 28, 2002, the date of the spin-off, the accompanying financial information may not necessarily reflect what the results of operations, financial position, or cash flows of the Company would have been if the Company had been a separate, independent company during this time. Within these consolidated financial statements and accompanying notes, historical transactions and events involving Management and Trust are discussed as if the Company were the entity involved in the transaction or event unless the context indicates otherwise.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the three and six months ended June 30, 2002 and June 30, 2001
(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 the Company discontinued its amortization of goodwill. Goodwill amortization during the three months and six months ended June 30, 2001 was approximately $18,000 and $37,000, respectively. The adoption of SFAS 142 does not have a significant impact on the comparability of the Company’s earnings per share or net income. During the second quarter of 2002, the Company completed its initial impairment testing as of the date of adoption as required by SFAS 142. No impairment loss or transition adjustments were required. The Company has elected to perform its annual impairment assessment as of July 1.

3.    INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Market Value
June 30, 2002:
U.S. Government and Government agency obligations	$1,295	$24	$—	$1,319
Funds:
Money market	9,146	—	—	9,146
Equity	523	15	(92)	446
Bond	1,238	59	—	1,297

Marketable securities	$12,202	$98	$(92)	$12,208

December 31, 2001:
U.S. Government and Government agency obligations	$1,550	$26	$—	$1,576
Funds:
Money market	11,948	—	—	11,948
Equity	901	—	(106)	795
Bond	1,210	42	—	1,252

Marketable securities	$15,609	$68	$(106)	$15,571

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the three and six months ended June 30, 2002 and June 30, 2001
(Unaudited)

4.    EQUITY

On June 14, 2002 our Board of Directors approved a 1,003.8-for-1 stock split in the form of a stock dividend effective as of June 21, 2002 based on a formula that caused the Company’s common stock held by SWS to equal one-fourth the number of shares of SWS common stock outstanding on June 17, 2002, the record date of the spin-off. All data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock split.

5.    EARNINGS PER SHARE:

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. The Company had no options or other instruments that would be considered common stock equivalents outstanding during the three or six-month periods ended June 30, 2002 or 2001. Therefore, there is no difference between basic earnings per common share and diluted earnings per common share for the periods presented. The weighted average common shares outstanding used in computing basic and diluted earnings per common share for the three and six-month periods ended June, 2002 and 2001, were 5,394,522 shares for each period. The number of shares outstanding includes 19,093 shares, which are included in the stock split ratio, recently issued retroactive to June 28, 2002.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$1,259	$1,357	$2,645	$2,497
Weighted average shares outstanding—basic and diluted	5,394,522	5,394,522	5,394,522	5,394,522
Earnings per share—basic	$0.23	$0.25	$0.49	$0.46
Earnings per share—diluted	$0.23	$0.25	$0.49	$0.46

Earnings per share have been retroactively adjusted to give effect to the stock split effected in the form of a stock dividend on June 21, 2002.

6.    SEGMENT REPORTING:

The Company operates two segments: the Management segment and the Trust segment. Such segments are managed separately based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

Management

The Management segment is composed of Management, which provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, and investment subadvisory services to mutual funds and clients of Trust.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the three and six months ended June 30, 2002 and June 30, 2001
(Unaudited)

Trust

The Trust segment is composed of Trust, which provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that Trust sponsors.

All accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Management	Trust	Other	Eliminations	Consolidated
Three months ending June 30, 2002
Net revenues from external sources	4,250	1,232	56	—	5,538
Net intersegment revenues	419	—	—	(419)	—
Income before income taxes	1,947	95	56	—	2,098
Segment assets	16,021	4,231	271	—	20,523
Segment goodwill	1,790	512	—	—	2,302
Three months ending June 30, 2001
Net revenues from external sources	3,930	922	—	—	4,852
Net intersegment revenues	271	—	—	(271)	—
Income before income taxes	2,129	131	—	—	2,260
Segment assets	15,960	3,704	—	—	19,664
Segment goodwill	1,818	521	—	—	2,339
Six months ending June 30, 2002
Net revenues from external sources	8,599	2,360	111	—	11,070
Net intersegment revenues	811	—	—	(811)	—
Income before income taxes	4,044	222	111	—	4,377
Segment assets	16,021	4,231	271	—	20,523
Segment goodwill	1,790	512	—	—	2,302
Six months ending June 30, 2001
Net revenues from external sources	7,737	1,835	—	—	9,572
Net intersegment revenues	548	—	—	(548)	—
Income before income taxes	3,877	250	—	—	4,127
Segment assets	15,960	3,704	—	—	19,664
Segment goodwill	1,818	521	—	—	2,339

7.    CONTINGENCIES

Trust has acted as corporate trustee for the Richard A. Boykin, Jr. Family Trust (the “Boykin Trust”) for several years. As corporate trustee, we recently filed a voluntary petition for bankruptcy on behalf of the Boykin Trust because it is subject to various pending legal actions, outstanding judgments and owes money to numerous creditors, including trustee fees and other amounts advanced by us that are owed to us in connection with our representation. The petition seeks the liquidation of the Boykin Trust’s assets and seeks to maximize the distribution to the Boykin Trust’s creditors on an equitable basis. SWS has agreed to indemnify us and parties related to us from and against any and all past and future liabilities or expenses in excess of $500,000 (other than unpaid trustee fees due to Trust for the period after the spin-off) arising from or in connection with the Boykin Trust, for which we currently serve as

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the three and six months ended June 30, 2002 and June 30, 2001
(Unaudited)

trustee. As of June 30, 2002 the Company had almost reached the $500,000 ceiling. Once this ceiling is reached we expect that SWS will pay any future liabilities and expenses related to this matter.

8.    SUBSEQUENT EVENT

On July 2, 2002, under the Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) the Company issued options to all employees as well as non-employee directors of the Company representing an aggregate of 222,500 shares of Westwood common stock. Options granted have a maximum ten-year term and vest over a period of four years. The exercise price for these options is $12.90, which was the closing price of Westwood common stock on the date of grant. The Company intends to adopt provisions for the expensing of stock options beginning in the third quarter of 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                    OPERATIONS

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Risk Factors” in Westwood’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 6, 2002. Such risks include, without limitation, risks related to our lack of operating history as an independent public company and our inability to operate profitably as a stand-alone company; risks related to our historical financial information not being indicative of our future performance; risks related to not having a market for our common stock prior to the spin-off, and the difficulty of predicting the prices at which our common stock might trade; risks related to the spin-off being taxable to us, our shareholders and SWS, for which we could be responsible under some circumstances; risks related to the indemnification obligations contained in the distribution agreement and the tax separation agreement for SWS and us that neither party may be able to satisfy; risks related to substantial sales of our common stock following the spin-off, or the perception that such sales might occur, which could depress the market price of our common stock; risks related to certain provisions in our charter documents discouraging a third party from acquiring control of us; risks related to some members of our management being critical to our success and our inability to attract and retain key employees, which could compromise our future success; risks related to some of our executive officers having substantial influence over our investment policies; risks related to the negative performance of the securities markets; risks related to poor investment performance of the assets managed by us; risks related to our business being dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal and the related risk of losing any of our clients on very short notice; risks related to having a small number of clients account for a substantial portion of our business; risks related to any event that negatively affects the asset management industry; risk related to the substantial cost and time required to introduce new asset classes in our industry; risks related to our inability to successfully and timely expand our asset classes; risks related to our business being subject to pervasive regulation with attendant costs of compliance and serious consequences for violations; risks related to potential misuse of assets and information in the possession of our portfolio managers and employees; risks related to acquisitions, which are part of our long-term business strategy and involve inherent risks that could compromise the success of the combined business and dilute the holdings of our stockholders; risks related to various factors hindering our ability to declare and pay dividends; risks related to our business being vulnerable to systems failures; and risks related to conflicts of interests of members of our Board of Directors and executive management due to their relationship with SWS.

Overview

Westwood Holdings Group, Inc. (“Westwood”) manages investment assets and provides services for its clients through its two subsidiaries, Westwood Management Corp. (“Management”) and Westwood Trust (“Trust”). Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Trust. Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes have consistently ranked above the median in performance within their peer groups.

Spin-off from SWS Group, Inc.

Westwood was incorporated under the laws of the State of Delaware on December 12, 2001, as a subsidiary of SWS Group, Inc. (“SWS”). On June 28, 2002, SWS completed the spin-off of Westwood by effecting a dividend distribution of all of the Westwood common stock held by SWS to all of its stockholders on a pro rata basis. Westwood is now an independent public company, with SWS having no continuing ownership interest in us. As part of the spin-off, we entered into various agreements with SWS that address the allocation of certain rights and obligations and that define our relationship with SWS after the spin-off, including a distribution agreement, a tax separation agreement and a transition services agreement. For a more detailed discussion of the spin-off and the various agreements entered into by Westwood and SWS, see the Registration Statement on Form 10 filed by Westwood with the Securities and Exchange Commission on June 6, 2002.

Revenues

Westwood derives its revenues from investment advisory fees, trust fees and other revenues. Our advisory fees are generated by Management, which manages our clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Most of Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter. However, some fees are paid quarterly in arrears or are based on a daily or monthly analysis of assets under management for the stated period. Management recognizes revenues as services are rendered.

Our trust fees are generated by Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management, which in turn is influenced by the complexity of the operations of the trust and the services provided. Trust also provides trust services to a small number of clients on a fixed fee basis. Similar to advisory fees generated by Management, most trust fees are paid quarterly in advance and are recognized as services are rendered.

Our other revenues generally consist of interest income, investment income and consulting fees. We invest most of our cash in money market funds, although we do invest smaller amounts in bonds and equity instruments. The most significant component of our other revenues is consulting fees paid to us by Gabelli Advisers, Inc.

Assets Under Management

Assets under management increased $1.0 billion, or 28.6%, to $4.6 billion at June 30, 2002, compared with $3.6 billion at June 30, 2001. The growth in assets under management was principally attributable to assets from new and existing clients. The following table sets forth Management’s and Trust’s assets under management as of June 30, 2002 and June 30, 2001:

	As of June 30, (in millions) (1)		% Change
	2002	2001	June 30, 2002 vs. June 30, 2001
Westwood Management Corp.
Separate Accounts	$2,078	$1,762	17.9%
Subadvisory	1,299	709	83.3
Gabelli Westwood Funds	500	516	(3.1)
Managed Accounts	124	101	23.3

Total	4,001	3,088	29.6
Westwood Trust
Commingled Funds	501	397	26.2
Private Accounts	76	57	33.3
Agency/Custody Accounts	69	72	(4.2)

Total	646	526	22.8
Total Assets Under Management	$4,647	$3,614	28.6%

(1)
The above table excludes the SWS Cash Reserve Funds. Assets under management in these funds were $443 million and $335 million as of June 30, 2002 and 2001, respectively. The SWS Cash Reserve Funds are noted separately due to the unique nature of these accounts within our business and because they can experience significant fluctuations on a weekly basis.

Management.    In the above table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement accounts, Taft Hartley plans, endowments, foundations and individuals. “Subadvisory” represents relationships where Management provides investment management services for funds offered by other financial institutions. “Gabelli Westwood Funds” represent the family of mutual funds for which Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Management’s products to their customers.

Trust.    In the above table, “Commingled Funds” represent funds that have been established to facilitate investment of fiduciary funds of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. “Private Accounts” represent discretionary accounts where Trust acts as trustee or agent and has full investment discretion. “Agency/Custody Accounts” represent non-discretionary accounts in which Trust provides agent or custodial services for a fee, but does not act in an advisory capacity.

Results of Operations

The following table and discussion of our results of operations for the three months and six months ended June 30, 2002 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2002 vs. June 30, 2001	Six months ended June 30, 2002 vs. June 30, 2001
	2002	2001	2002	2001
Revenues
Advisory fees	$4,115	$3,722	$8,327	$7,355	10.6%	13.2%
Trust fees	1,171	883	2,304	1,763	32.6	30.7
Other revenues	252	247	439	454	2.0	(3.3)

Total revenues	5,538	4,852	11,070	9,572	14.1	15.6

Expenses
Employee compensation and benefits	2,127	1,852	4,347	3,941	14.8	10.3
Sales and marketing	160	107	280	238	49.5	17.6
Information technology	238	190	460	431	25.3	6.7
Professional services	439	157	806	246	179.6	227.6
General and administrative	476	286	800	589	66.4	35.8

Total expenses	3,440	2,592	6,693	5,445	32.7	22.9

Income before income taxes	2,098	2,260	4,377	4,127	(7.2)	6.1
Provision for income tax expense	839	903	1,732	1,630	(7.1)	6.3

Net income	$1,259	$1,357	$2,645	$2,497	(7.2)	5.9

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Total Revenues.    Our total revenues increased by 14.1% to $5.5 million for the three months ended June 30, 2002 compared with $4.9 million for the three months ended June 30, 2001. Advisory fees increased by 10.6% to $4.1 million for the three months ended June 30, 2002 compared with $3.7 million for the three months ended June 30, 2001 primarily as a result of increased assets under management from new and existing clients. Trust fees increased by 32.6% to $1.2 million for the three months ended June 30, 2002 compared with $883,000 for the three months ended June 30, 2001, primarily due to increased trust assets under management. Other revenues, which generally consists of interest and investment income and consulting fees, increased by 2.0% to $252,000 for the three months ended June 30, 2002 compared with $247,000 for the three months ended June 30, 2001. Other revenues increased primarily as a result of better mark-to-market performance on investments compared to the 2001 period, which was partially offset by lower interest income due to lower market interest rates.

Employee Compensation and Benefits.    Employee compensation and benefits costs generally consist of salaries, benefits and incentive compensation. Employee compensation and benefits increased by 14.8% to $2.1 million for the three months ended June 30, 2002 compared with $1.9 million for the three months ended June 30, 2001. This increase resulted primarily from an accrual reversal in the 2001 period due to a reduced profit sharing contribution assumption by our former parent, SWS Group, Inc. as well as merit based salary increases for our professional staff.

Sales and Marketing.    Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and advertising costs. Sales and marketing costs increased by 49.5% to $160,000 for the three months ended June 30, 2002 compared with $107,000 for the three months ended June 30, 2001. The increase in these expenses is primarily the result of increased business development activities.

Information Technology.    Information technology expenses generally consist of costs associated with computing hardware and software licenses, maintenance and support, telecommunications, proprietary investment research tools and other related costs. Information technology costs increased by 25.3% to $238,000 for the three months ended June 30, 2002 compared with $190,000 for the three months ended June 30, 2001. The increase in these expenses is primarily due to the cost of redeveloping our website and increased software maintenance costs.

Professional Services.    Professional services expenses generally consist of costs associated with legal, audit and other professional services. Professional services expenses increased by 179.6% to $439,000 for the three months ended June 30, 2002 compared with $157,000 for the three months ended June 30, 2001. The increase in these expenses is primarily the result of legal and accounting costs associated with the spin-off from SWS, as well as legal expenses associated with the Boykin Trust litigation and bankruptcy proceedings. SWS has agreed to indemnify Westwood for any and all past and future liabilities, expenses or other damages in excess of $500,000 arising from or in connection with the Boykin Trust (other than unpaid trustee fees due to Trust for the period after the spin-off). See Note 7 in the Notes to Interim Consolidated Financial Statements included herewith.

General and Administrative.    General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 66.4% to $476,000 for the three months ended June 30, 2002 compared with $286,000 for the three months ended June 30, 2001. The increase in these expenses is primarily the result of the initial listing fee paid to the New York Stock Exchange related to the listing of our common stock, as well as increased investor relations costs. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 we discontinued our amortization of goodwill. Goodwill amortization during the three months ended June 30, 2001 was approximately $18,000. The adoption of SFAS 142 does not have a significant impact on the comparability of our earnings per share or net income.

Provision for Income Tax Expense.    Provision for income tax expense decreased by 7.1% to $839,000 for the three months ended June 30, 2002 compared with $903,000 for the three months ended June 30, 2001, reflecting an effective tax rate of 40.0% for the three months ended June 30, 2002 and June 30, 2001.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

Total Revenues.    Our total revenues increased by 15.6% to $11.1 million for the six months ended June 30, 2002 compared with $9.6 million for the six months ended June 30, 2001. Advisory fees increased by 13.2% to $8.3 million for the six months ended June 30, 2002 compared with $7.4 million for the six months ended June 30, 2001 primarily as a result of increased assets under management from new and existing clients. Trust fees increased by 30.7% to $2.3 million for the six months ended June 30, 2002 compared with $1.8 million for the six months ended June 30, 2001 primarily due to increased trust assets under management. Other revenues decreased by 3.3% to $439,000 for the six months ended June 30, 2002 compared with $454,000 for the six months ended June 30, 2001. Other revenues decreased primarily as a result of lower interest income due to lower market interest rates, which was partially offset by better mark-to-market performance on investments compared to the 2001 period.

Employee Compensation and Benefits.    Employee compensation and benefits increased by 10.3% to $4.3 million for the six months ended June 30, 2002 compared with $3.9 million for the six months ended June 30, 2001. This increase resulted primarily from increased incentive compensation, which increase was largely based on growth in income before income taxes and also merit based salary increases for our professional staff.

Sales and Marketing.    Sales and marketing costs increased by 17.6% to $280,000 for the six months ended June 30, 2002 compared with $238,000 for the six months ended June 30, 2001. The increase in these expenses is primarily the result of increased business development activities.

Information Technology.    Information technology costs increased by 6.7% to $460,000 for the six months ended June 30, 2002 compared with $431,000 for the six months ended June 30, 2001. The increase in these expenses is primarily due to the cost of redeveloping our website and increased software maintenance costs.

Professional Services.    Professional services expenses increased by 227.6% to $806,000 for the six months ended June 30, 2002 compared with $246,000 for the six months ended June 30, 2001. The increase in these expenses is primarily the result of legal and accounting costs associated with the spin-off from SWS, as well as legal expenses associated with the Boykin Trust litigation and bankruptcy proceedings.

General and Administrative.    General and administrative expenses increased by 35.8% to $800,000 for the six months ended June 30, 2002 compared with $589,000 for the six months ended June 30, 2001. The increase in these expenses is primarily the result of the initial listing fee paid to the New York Stock Exchange related to the listing of our common stock, as well as increased investor relations costs.

Provision for Income Tax Expense.    Provision for income tax expense increased by 6.3% to $1.7 million for the six months ended June 30, 2002 compared with $1.6 million for the six months ended June 30, 2001, reflecting an effective tax rate of 39.6% and 39.5% for the six months ended June 30, 2002 and June 30, 2001, respectively.

Liquidity and Capital Resources

In general, we have not historically relied on SWS to provide us with capital to fund the operations of our business. We have funded our operations and cash requirements with cash generated from operating activities. As a result, we do not believe that the additional expenses associated with the spin-off and our being an independent public company will have a material effect on our liquidity and capital resources in the near term. However, had we been an independent public company in 2001, we estimate that our total annual expenses would have been approximately $800,000 higher than those reflected in the December 31, 2001 consolidated financial statements. The increase in expenses includes, without limitation, increased public company compliance costs, employee compensation, insurance costs, legal expenses, and accounting and payroll costs. The foregoing estimate of higher expenses is not necessarily an accurate measure of what our stand-alone expenses would have been in 2001 or will be in the future, and our expenses could be higher. The costs we actually incur in the future will depend on the market for these services when they are actually purchased and the size and nature of our future operations.

As of June 30, 2002, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2002, cash flow used in operating activities, principally our investment advisory business, was $120,000. At June 30, 2002, we had working capital of $13.7 million.

Cash flow provided by investing activities during the six months ended June 30, 2002 was $3.0 million, and was primarily related to the sale of money market funds to make incentive compensation payments.

There were no financing activities during the six months ended June 30, 2002.

We had cash and money market funds of $12.2 million at June 30, 2002, as compared to $12.1 million at December 31, 2001. We had no liabilities for borrowed money at June 30, 2002, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

Our future liquidity and capital requirements will depend upon numerous factors. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Westwood utilizes various financial instruments, which entail certain inherent market risks. We do not currently participate in any hedging activities, nor do we currently utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that have market risks.

Interest Rate

Our cash equivalents and other investment instruments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income. These instruments are not entered into for speculative trading purposes. We do not expect our interest income to be significantly affected by a sudden change in market interest rates. However, the value of assets under management is affected by changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of assets under management, our revenues may be adversely affected by changing interest rates.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1
Distribution Agreement dated June 6, 2002, between Westwood Holdings Group, Inc. and SWS (incorporated by reference from Westwood’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 6, 2002).

10.2
Tax Separation Agreement dated June 6, 2002, between Westwood Holdings Group, Inc. and SWS (incorporated by reference from Westwood’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 6, 2002).

10.3
Transition Services Agreement dated June 6, 2002, between Westwood Management Corp., Westwood Trust and SWS (incorporated by reference from Westwood’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 6, 2002).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

(i)  Current Report on Form 8-K filed on June 20, 2002 reporting a change in accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2002	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ SUSAN M. BYRNE
Susan M. Byrne Chief Executive Officer (Principal Executive Officer)

	By:	/s/ BRIAN O. CASEY
Brian O. Casey President and Chief Operating Officer (Principal Financial and Accounting Officer)