Form 10-Q
period 2002-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2002-10-21
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the period ended September 30, 2002.

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                              to                             .

Commission file number 1-31234

WESTWOOD HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-2969997 (IRS Employer Identification No.)

300 Crescent Court, Suite 1300, Dallas, Texas 75201
(Address of Principal Executive Office)(Zip Code)

Telephone Number (214) 756-6900
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value—5,394,522 shares as of October 21, 2002.

WESTWOOD HOLDINGS GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 30, 2002 and December 31, 2001
(In thousands, except par value and share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,519	$149
Accounts receivable	2,369	2,397
Investments, at market value	13,269	15,571

Total current assets	19,157	18,117
Goodwill, net of accumulated amortization of $640	2,302	2,302
Other assets, net	902	634

Total assets	$22,361	$21,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,157	$876
Dividends payable	108	—
Compensation and benefits payable	2,521	3,986
Income taxes payable	686	2,028

Total current liabilities	4,472	6,890
Other liabilities	90	131

Total liabilities	4,562	7,021

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 5,394,522 shares at September 30, 2002 and December 31, 2001	54	54
Additional paid-in capital	9,489	9,415
Notes receivable from stockholders	(3,583)	(3,536)
Retained earnings	11,839	8,099

Total stockholders’ equity	17,799	14,032

Total liabilities and stockholders’ equity	$22,361	$21,053

The accompanying notes are an integral part of these financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
REVENUES:
Advisory fees	$4,156	$3,708	$12,482	$11,064
Trust fees	1,127	1,001	3,432	2,763
Other revenues	258	196	697	651

Total revenues	5,541	4,905	16,611	14,478

EXPENSES:
Employee compensation and benefits	2,583	2,011	6,930	5,952
Sales and marketing	114	131	394	369
Information technology	228	201	688	632
Professional services	184	101	991	347
General and administrative	335	279	1,135	868

Total expenses	3,444	2,723	10,138	8,168

Income before income taxes	2,097	2,182	6,473	6,310
Provision for income tax expense	893	930	2,625	2,561

Net income	$1,204	$1,252	$3,848	$3,749

Earnings per share:
Earnings per share—basic	$0.22	$0.23	$0.71	$0.69
Earnings per share—diluted	$0.22	$0.23	$0.71	$0.69

The accompanying notes are an integral part of these financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

C ONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,848	$3,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61	120
Stock option expense	74	—
Accretion of discount on notes receivable from stockholders	(47)	—
SWS expense allocations not reimbursed by the Company	—	65
Purchases of investments	(814)	(1,289)
Sales of investments	1,105	478
Change in operating assets and liabilities—
Decrease in accounts receivable	28	915
Increase in other assets	(270)	(154)
Increase in accounts payable and accrued liabilities	281	282
Decrease in compensation and benefits payable	(1,465)	(207)
(Decrease) increase in income taxes payable	(1,342)	920
(Decrease) increase in other liabilities	(41)	3

Net cash provided by operating activities	1,418	4,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(6,621)	(8,504)
Sales of money market funds	8,632	3,527
Purchase of fixed assets	(59)	(52)

Net cash provided by (used in) investing activities	1,952	(5,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	—	—

NET INCREASE (DECREASE) IN CASH	3,370	(147)
Cash, beginning of period	149	4,283

Cash, end of period	$3,519	$4,136

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,168	$1,640

The accompanying notes are an integral part of these financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2002 and September 30, 2001
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2002, and our results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2001, included in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 6, 2002. Refer to our accounting policies described in the notes to our annual financial statements, which we consistently followed in preparing this interim financial information, except as discussed below under Goodwill and Stock Options. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002 or any future period.

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
For the three and nine months ended September 30, 2002 and September 30, 2001
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

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 the Company discontinued its amortization of goodwill. Goodwill amortization during the three months and nine months ended September 30, 2001 was approximately $18,000 and $55,000, respectively. The adoption of SFAS 142 does not have a significant impact on the comparability of the Company’s earnings per share or net income. During the third quarter of 2002, the Company completed its annual impairment assessment as required by SFAS 142. The Company has elected to perform its annual impairment assessment as of July 1. No impairment loss or transition adjustments were required.

Stock Options

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted to employees as well as non-employee directors subsequent to January 1, 2002 under the Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest. Prior to January 1, 2002, the Company accounted for its option plan under the APB 25 intrinsic value model, which resulted in no compensation cost being recognized. If the Company had continued to account for option grants under APB 25 during the third quarter 2002, reported net income would have been $1,252,000 and $3,896,000 for the three and nine months ended September 30, 2002, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the three and nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

3.    INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Market Value
September 30, 2002:
U.S. Government and Government agency obligations	$1,525	$56	$—	$1,581
Funds:
Money market	9,941	—	—	9,941
Equity	524	3	(150)	377
Bond	1,250	120	—	1,370

Marketable securities	$13,240	$179	$(150)	$13,269

December 31, 2001:
U.S. Government and Government agency obligations	$1,550	$26	$—	$1,576
Funds:
Money market	11,948	—	—	11,948
Equity	901	—	(106)	795
Bond	1,210	42	—	1,252

Marketable securities	$15,609	$68	$(106)	$15,571

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4.    EQUITY:

On August 22, 2002, our Board of Directors approved a cash dividend in the amount of $0.02 per share payable on October 1, 2002 to stockholders of record as of September 16, 2002. The total dividend payable was $108,000 at September 30, 2002.

During the quarter ended September 30, 2002, the Company issued options to all employees as well as non-employee directors of the Company representing a net aggregate of 217,000 shares of Westwood common stock. There have been no other option grants in 2002. These options have a maximum ten year term and vest over a period of four years. The weighted average exercise price for these options is $12.92, which is based on the closing price of Westwood common stock on the date of grant.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the three and nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

5.    EARNINGS PER SHARE:

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2002 and 2001, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$1,204	$1,252	$3,848	$3,749
Weighted average shares outstanding—basic	5,394,522	5,394,522	5,394,522	5,394,522
Dilutive potential shares from stock options	16,976	—	16,976	—

Weighted average shares outstanding—diluted	5,411,498	5,394,522	5,411,498	5,394,522
Earnings per share—basic	$0.22	$0.23	$0.71	$0.69
Earnings per share—diluted	$0.22	$0.23	$0.71	$0.69

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

Management

The Management segment provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, and investment subadvisory services to mutual funds and clients of Trust.

Trust

The Trust segment provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that Trust sponsors.

All accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the three and nine months ended September 30, 2002 and September 30, 2001
(Unaudited)

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ending September 30, 2002
Net revenues from external sources.	$4,293	$1,192	$56	$—	$5,541
Net intersegment revenues	403	—	—	(403)	—
Income before income taxes	1,882	233	(18)	—	2,097
Segment assets	17,738	4,197	426	—	22,361
Segment goodwill	1,790	512	—	—	2,302

Three months ending September 30, 2001
Net revenues from external sources	$3,863	$1,042	$—	$—	$4,905
Net intersegment revenues	319	—	—	(319)	—
Income before income taxes	1,985	197	—	—	2,182
Segment assets	18,977	3,935	—	—	22,912
Segment goodwill	1,804	516	—	—	2,320

Nine months ending September 30, 2002
Net revenues from external sources	$12,892	$3,552	$167	$—	$16,611
Net intersegment revenues	1,214	—	—	(1,214)	—
Income before income taxes	5,925	455	93	—	6,473
Segment assets	17,738	4,197	426	—	22,361
Segment goodwill	1,790	512	—	—	2,302

Nine months ending September 30, 2001
Net revenues from external sources	$11,600	$2,878	$—	$—	$14,478
Net intersegment revenues	867	—	—	(867)	—
Income before income taxes	5,862	448	—	—	6,310
Segment assets	18,977	3,935	—	—	22,912
Segment goodwill	1,804	516	—	—	2,320

7.    CONTINGENCIES:

Trust has acted as corporate trustee for the Richard A. Boykin, Jr. Family Trust (the “Boykin Trust” ) for several years. As corporate trustee, we recently filed a voluntary petition for bankruptcy on behalf of the Boykin Trust because it is subject to various pending legal actions, outstanding judgments and owes money to numerous creditors, including trustee fees and other amounts advanced by us that are owed to us in connection with our representation. The petition seeks the liquidation of the Boykin Trust’s assets and seeks to maximize the distribution to the Boykin Trust’s creditors on an equitable basis. SWS has agreed to indemnify us and parties related to us from and against any and all past and future liabilities or expenses in excess of $500,000 (other than unpaid trustee fees due to Trust for the period after the spin-off) arising from or in connection with the Boykin Trust, for which we currently serve as trustee. As of September 30, 2002 the Company had reached the $500,000 ceiling. We expect that SWS will pay any future liabilities and expenses related to this matter.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Risk Factors” in Westwood’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 6, 2002. Such risks include, without limitation, risks related to our limited operating history as an independent public company and our inability to operate profitably as a stand-alone company; risks related to our historical financial information not being indicative of our future performance; risks related to not having a market for our common stock prior to the spin-off, and the difficulty of predicting the prices at which our common stock might trade; risks related to the spin-off being taxable to us, our stockholders and SWS, for which we could be responsible under some circumstances; risks related to the indemnification obligations contained in the distribution agreement and the tax separation agreement for SWS and us that neither party may be able to satisfy; risks related to certain provisions in our charter documents discouraging a third party from acquiring control of us; risks related to some members of our management being critical to our success and our inability to attract and retain key employees, which could compromise our future success; risks related to some of our executive officers having substantial influence over our investment policies; risks related to the negative performance of the securities markets; risks related to poor investment performance of the assets managed by us; risks related to our business being dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal and the related risk of losing any of our clients on very short notice; risks related to having a small number of clients account for a substantial portion of our business; risks related to any event that negatively affects the asset management industry; risk related to the substantial cost and time required to introduce new asset classes in our industry; risks related to our inability to successfully and timely expand our asset classes; risks related to our business being subject to pervasive regulation with attendant costs of compliance and serious consequences for violations; risks related to potential misuse of assets and information in the possession of our portfolio managers and employees; risks related to acquisitions, which are part of our long-term business strategy and involve inherent risks that could compromise the success of the combined business and dilute the holdings of our stockholders; risks related to various factors hindering our ability to declare and pay dividends; risks related to our business being vulnerable to systems failures; and risks related to conflicts of interests of members of our Board of Directors and executive management due to their relationship with SWS.

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

Assets Under Management

Assets under management increased $491 million, or 14.3%, to $3.9 billion at September 30, 2002, compared with $3.4 billion at September 30, 2001. The growth in assets under management was principally attributable to assets from new and existing clients. The following table sets forth Management and Trust’s assets under management as of September 30, 2002 and September 30, 2001:

	As of September 30, (in millions) (1)		% Change
	2002	2001	September 30, 2002 vs. September 30, 2001
Westwood Management Corp.
Separate Accounts	$1,729	$1,737	(0.5)%
Subadvisory	1,057	605	74.7
Gabelli Westwood Funds	433	464	(6.7)
Managed Accounts	100	96	4.2

Total	3,319	2,902	14.4
Westwood Trust
Commingled Funds	468	398	17.6
Private Accounts	68	60	13.3
Agency/Custody Accounts	66	70	(5.7)

Total	602	528	14.0
Total Assets Under Management	$3,921	$3,430	14.3%

(1)
The above table excludes the SWS Cash Reserve Funds. Assets under management in these funds were $450 million and $410 million as of September 30, 2002 and 2001, respectively. The SWS Cash Reserve Funds are noted separately due to the unique nature of these accounts within our business and because they can experience significant fluctuations on a weekly basis.

Management.    In the preceding table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement accounts, Taft Hartley plans, endowments, foundations and individuals. “Subadvisory” represents relationships where Management provides investment management services for funds offered by other financial institutions. “Gabelli Westwood Funds” represent the family of mutual funds for which Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Management’s products to their customers.

Trust.    In the preceding table, “Commingled Funds” represent funds that have been established to facilitate investment of fiduciary funds of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. “Private Accounts” represent discretionary accounts where Trust acts as trustee or agent and has full investment discretion. “Agency/Custody Accounts” represent non-discretionary accounts in which Trust provides agent or custodial services for a fee, but does not act in an advisory capacity.

Results of Operations

The following table and discussion of our results of operations for the three months and nine months ended September 30, 2002 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three months ended September 30,		Nine months ended September 30,		% Change
					Three months ended September 30, 2002 vs. September 30, 2001	Nine months ended September 30, 2002 vs. September 30, 2001
	2002	2001	2002	2001
REVENUES:
Advisory fees	$4,156	$3,708	$12,482	$11,064	12.1%	12.8%
Trust fees	1,127	1,001	3,432	2,763	12.6	24.2
Other revenues	258	196	697	651	31.6	7.1

Total revenues	5,541	4,905	16,611	14,478	13.0	14.7

EXPENSES:
Employee compensation and benefits	2,583	2,011	6,930	5,952	28.4	16.4
Sales and marketing	114	131	394	369	(13.0)	6.8
Information technology	228	201	688	632	13.4	8.9
Professional services	184	101	991	347	82.2	185.6
General and administrative	335	279	1,135	868	20.1	30.8

Total expenses	3,444	2,723	10,138	8,168	26.5	24.1

Income before income taxes	2,097	2,182	6,473	6,310	(3.9)	2.6
Provision for income tax expense	893	930	2,625	2,561	(4.0)	2.5

Net income	$1,204	$1,252	$3,848	$3,749	(3.8)%	2.6%

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Total Revenues.    Our total revenues increased by 13.0% to $5.5 million for the three months ended September 30, 2002 compared with $4.9 million for the three months ended September 30, 2001. Advisory fees increased by 12.1% to $4.2 million for the three months ended September 30, 2002 compared with $3.7 million for the three months ended September 30, 2001 primarily as a result of increased assets under management from new and existing clients. Trust fees increased by 12.6% to $1.1 million for the three months ended September 30, 2002 compared with $1.0 million for the three months ended September 30, 2001, primarily due to increased trust assets under management. Other revenues, which generally consists of interest and investment income and consulting fees, increased by 31.6% to $258,000 for the three months ended September 30, 2002 compared with $196,000 for the three months ended September 30, 2001. Other revenues increased primarily as a result of better mark-to-market performance on investments compared to the 2001 period, which was partially offset by lower interest income due to lower market interest rates.

Employee Compensation and Benefits.    Employee compensation and benefits costs generally consist of salaries, benefits and incentive compensation. Employee compensation and benefits increased by 28.4% to $2.6 million for the three months ended September 30, 2002 compared with $2.0 million for the three months ended September 30, 2001. This increase resulted primarily from higher incentive compensation and merit based salary increases for our professional staff. Additionally, we began expensing the cost associated with stock option grants to our employees as well as non-employee directors during 2002. The amount of this expense for the 2002 period was $74,000.

Sales and Marketing.    Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and advertising costs. Sales and marketing costs decreased by 13.0% to $114,000 for the three months ended September 30, 2002 compared with $131,000 for the three months ended September 30, 2001. The decrease in these expenses is primarily the result of lower travel activity offset by higher promotional expenses.

Information Technology.    Information technology expenses generally consist of costs associated with computing hardware and software licenses, maintenance and support, telecommunications, proprietary investment research tools and other related costs. Information technology costs increased by 13.4% to $228,000 for the three months ended September 30, 2002 compared with $201,000 for the three months ended September 30, 2001. The increase in these expenses is primarily due to the cost of redeveloping our website and increased software maintenance costs.

Professional Services.    Professional services expenses generally consist of costs associated with legal, audit and other professional services. Professional services expenses increased by 82.2% to $184,000 for the three months ended September 30, 2002 compared with $101,000 for the three months ended September 30, 2001. The increase in these expenses is primarily the result of increased legal and accounting costs associated with being public. As previously disclosed, SWS has agreed to indemnify Westwood for any and all past and future liabilities, expenses or other damages in excess of $500,000 arising from or in connection with the Boykin Trust (other than unpaid trustee fees due to Trust for the period after the spin-off). As of September 30, 2002, we have reached the $500,000 expense ceiling related to the Boykin matter. See Note 7 in the Notes to Interim Consolidated Financial Statements included herewith.

General and Administrative.    General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 20.1% to $335,000 for the three months ended September 30, 2002 compared with $279,000 for the three months ended September 30, 2001. The increase in these expenses is primarily the result of increased corporate insurance and investor relations costs. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 we discontinued our amortization of goodwill. Goodwill amortization during the three months ended September 30, 2001 was approximately $18,000. The adoption of SFAS 142 does not have a significant impact on the comparability of our earnings per share or net income.

Provision for Income Tax Expense.    Provision for income tax expense decreased by 4.0% to $893,000 for the three months ended September 30, 2002 compared with $930,000 for the three months ended September 30, 2001, reflecting an effective tax rate of 42.6% and 42.6% for the three months ended September 30, 2002 and September 30, 2001, respectively.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Total Revenues.    Our total revenues increased by 14.7% to $16.6 million for the nine months ended September 30, 2002 compared with $14.5 million for the nine months ended September 30, 2001. Advisory fees increased by 12.8% to $12.5 million for the nine months ended September 30, 2002 compared with $11.1 million for the nine months ended September 30, 2001 primarily as a result of increased assets under management from new and existing clients. Trust fees increased by 24.2% to $3.4 million for the nine months ended September 30, 2002 compared with $2.8 million for the nine months ended September 30, 2001 primarily due to increased trust assets under management. Other revenues increased by 7.1% to $697,000 for the nine months ended September 30, 2002 compared with $651,000 for the nine months ended September 30, 2001. Other revenues increased primarily as a result of better mark-to-market performance on investments compared to the 2001 period, which was partially offset by lower interest income due to lower market interest rates.

Employee Compensation and Benefits.    Employee compensation and benefits increased by 16.4% to $6.9 million for the nine months ended September 30, 2002 compared with $6.0 million for the nine months ended September 30, 2001. This increase resulted primarily from higher incentive compensation, which increase was largely based on growth in income before income taxes, and merit based salary increases for our professional staff. Additionally, we began expensing the cost associated with stock option grants to our employees as well as non-employee directors during 2002. The amount of this expense for the 2002 period was $74,000.

Sales and Marketing.    Sales and marketing costs increased by 6.8% to $394,000 for the nine months ended September 30, 2002 compared with $369,000 for the nine months ended September 30, 2001. The increase in these expenses is primarily the result of increased business development and promotional activities.

Information Technology.    Information technology costs increased by 8.9% to $688,000 for the nine months ended September 30, 2002 compared with $632,000 for the nine months ended September 30, 2001. The increase in these expenses is primarily due to the cost of redeveloping our website and increased software maintenance costs.

Professional Services.    Professional services expenses increased by 185.6% to $991,000 for the nine months ended September 30, 2002 compared with $347,000 for the nine months ended September 30, 2001. The increase in these expenses is primarily the result of legal and accounting costs associated with the spin-off from SWS, legal expenses associated with the Boykin Trust litigation and bankruptcy proceedings, as well as increased legal and accounting costs associated with being public.

General and Administrative.    General and administrative expenses increased by 30.8% to $1.1 million for the nine months ended September 30, 2002 compared with $868,000 for the nine months ended September 30, 2001. The increase in these expenses is primarily the result of the initial listing fee paid to the New York Stock Exchange related to the listing of our common stock, as well as increased corporate insurance and investor relations costs. Pursuant to our adoption of SFAS 142, there was no goodwill amortization for the nine months ended September 30, 2002. Goodwill amortization during the nine months ended September 30, 2001 was $55,000.

Provision for Income Tax Expense.    Provision for income tax expense increased by 2.5% to $2.6 million for the nine months ended September 30, 2002, reflecting an effective tax rate of 40.6% and 40.6% for the nine months ended September 30, 2002 and September 30, 2001, respectively.

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

As of September 30, 2002, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2002, cash flow provided by operating activities, principally our investment advisory business, was $1.4 million. At September 30, 2002, we had working capital of $14.7 million.

Cash flow provided by investing activities during the nine months ended September 30, 2002 was $2.0 million, and was primarily related to the sale of money market funds to make incentive compensation payments.

There were no financing activities during the nine months ended September 30, 2002.

We had cash and money market funds of $13.5 million at September 30, 2002, as compared to $12.1 million at December 31, 2001. We had no liabilities for borrowed money at September 30, 2002, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

Interest Rates

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

ITEM 4.     CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this quarterly report, Westwood carried out an evaluation, under the supervision and with the participation of Westwood management, including Westwood’s Chief Executive Officer and Chief Operating Officer (performing functions similar to a Chief Financial Officer), of the effectiveness of the design and operation of Westwood’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. Although we do not believe that the cost or liability that may result from the resolution of currently pending claims or legal proceedings against us will be material to our financial condition or results of operations, there can be no assurance in this regard.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

(i)	Current Report on Form 8-K filed on August 23, 2002 reporting a dividend declaration.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 21, 2002	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ SUSAN M. BYRNE
Susan M. Byrne Chief Executive Officer (Principal Executive Officer)

COMPANY NAME

By:	/s/ BRIAN O. CASEY
Brian O. Casey President and Chief Operating Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14

I, Susan M. Byrne, Chief Executive Officer of the registrant, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Westwood Holdings Group, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SUSAN M. BYRNE
Susan M. Byrne, Chief Executive Officer

Dated: October 21, 2002

CERTIFICATION OF PRESIDENT AND CHIEF OPERATING OFFICER
PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14

I, Brian O. Casey, President and Chief Operating Officer of the registrant (performing similar functions as a chief financial officer), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Westwood Holdings Group, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRIAN O. CASEY
Brian O. Casey, President and Chief Operating Officer

Dated: October 21, 2002