Form 10-K
period 2002-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2003-03-07
CIK 1165002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-31234

WESTWOOD HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2969997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 1300 Dallas, Texas 75201	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 756-6900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, par value $0.01 per share

(Title of class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value on March 4, 2003 of the voting and non-voting common equity held by non-affiliates of the registrant was $54,140,623. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of March 4, 2003: 5,394,145.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WESTWOOD HOLDINGS GROUP, INC.

i

PART I

Item 1.    Business.

Unless the context otherwise requires, the term “we,” “us,” “our,” “Company,” “Westwood,” or “Westwood Holdings Group” when used in this Form 10-K (“Report”) and in the Annual Report to the Stockholders refers to Westwood Holdings Group, Inc., a Delaware corporation, and its consolidated subsidiaries and predecessors. This Report contains some forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including without limitation those set forth under “—Forward-Looking Statements and Risk Factors” below.

General

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2002, Westwood Management and Westwood Trust collectively managed assets valued at approximately $4.1 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes have consistently ranked above the median in performance within their peer groups.

The core of our business is dependent on our client relationships. We believe that in addition to investment performance, client service is paramount in the asset management business. As such, a major focus of our business strategy is to continue building strong relationships with clients to better enable us to anticipate their needs and to satisfy their investment objectives. Our team approach ensures efficient, responsive service for our clients. Our future success will depend to a significant degree on both investment performance and our ability to provide responsive client service.

Our Common Stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We maintain a website at www.westwoodgroup.com. Information found on our website is not a part of this Report.

Spin-off from SWS Group, Inc.

We were incorporated under the laws of the State of Delaware on December 12, 2001, as a subsidiary of SWS Group, Inc. (“SWS”). On June 28, 2002, SWS completed the spin-off of Westwood by effecting a dividend distribution of all of our common stock held by SWS to all of its stockholders on a pro rata basis. We are now an independent public company, with SWS having no continuing ownership interest in us. As part of the spin-off, we entered into various agreements with SWS that address the allocation of certain rights and obligations and that define our relationship with SWS after the spin-off, including a distribution agreement, a tax separation agreement and a transition services agreement. For a more detailed discussion of the spin-off and the various agreements entered into by SWS and us, see the Registration Statement on Form 10 filed by Westwood with the Securities and Exchange Commission on June 6, 2002.

Westwood Management Corporation

General

Westwood Management provides investment advisory services to large institutions, including corporate pension funds, public retirement plans, endowments, foundations and mutual funds, having at least $10 – $25 million in investable assets, depending on the asset class. Our overall investment philosophy is determined by our chief executive officer and chief investment officer, Susan M. Byrne, and, with respect to the bulk of assets under management, is focused on achieving a superior, risk-adjusted return by investing in companies that are positioned for growth but are not fully recognized as such in the marketplace. This investment approach is designed to preserve capital in unfavorable periods and to provide superior real returns over the long term. Ms. Byrne has over 30 years of investment experience. Westwood Management’s investment advisory team also possesses substantial investment management experience, including a number of portfolio managers, trading and research professionals. The continuity of the team and its years of experience are critical elements in successfully managing investments.

Managed Asset Classes

Asset Management.    We provide clients with a broad range of investment asset classes designed to meet varying investment objectives. This affords our clients the opportunity to meet their investment objective through the use of one management advisor. More than half of our assets under management are invested in our LargeCap Equity asset class. The following sets forth the various asset classes currently managed by Westwood Management:

LargeCap Equity:  Investments in equity securities of approximately 40 well-seasoned companies with market capitalizations generally over $10 billion. Our strategy for this portfolio is to invest in companies where stronger earnings are driven by operational improvements.

SMidCap Equity:  Investments in equity securities of approximately 35-45 companies with market capitalizations of $250 million to $7.5 billion. Similar to the LargeCap Equity asset class, we seek to discover the same kinds of operational improvements but within mid-size companies, which are driving earnings and can be purchased inexpensively.

SmallCap Equity:  Investments in approximately 65 high quality growth companies with market capitalizations between $100 million and $1.5 billion at the time of purchase. Our approach to growth investing is more conservative than many managers of growth portfolios. We focus on small companies whose earnings are accelerating and are positioned for sustainable future growth.

Balanced:  Investments in a combination of equity and fixed income securities, which are designed to provide both growth opportunities and income, while also placing emphasis upon asset preservation in “down” markets. Westwood Management applies its expertise in dynamic asset allocation and security selection in carrying out this balanced strategy approach.

Real Estate Investment Trusts (or REITs):  Investments in the publicly traded equity securities of approximately 50 real estate investment trusts. Our investment process incorporates a quantitative ranking system where each real estate sector and related stocks are evaluated. Westwood Management then makes investment selections based on qualitative research of the top-ranked REITS within our proprietary ranking system.

MultiCap Growth:  Investments in equity securities of approximately 30-50 companies with varying market capitalizations. The fund focuses on identifying innovative companies with the highest potential for revenue and earnings growth. The fund invests in the higher growth segments of the economy.

Fixed Income Core/Intermediate Bonds:  Investments in high-grade, intermediate term, corporate and government bonds. We seek to add value to client portfolios through yield curve positioning and investment in improving credit quality.

Each asset class is a portfolio of equity and/or fixed income securities determined by Westwood Management’s portfolio managers to best provide the long term returns consistent with Westwood Management’s investment philosophy. Our portfolio managers make decisions for all of Westwood Management’s asset classes in accordance with the investment objectives and policies of such classes, including determining when and which securities to purchase and sell.

We employ various strategies, including a value-oriented approach as well as other strategies that are more closely correlated to high quality growth investing, in managing our asset classes. The common thread that permeates through our investment strategies is our focus on a disciplined approach to controlling risk and preserving the core value of the assets under management whenever possible. The LargeCap Equity asset class has a greater emphasis on identifying companies where earnings result from actual operational improvements and not manufactured improvements occurring through financial statement adjustments. Our desire to prevent the loss of the core value of the assets under management is the overriding objective of this strategy, even if the cost is the loss of opportunity for potentially higher returns. The growth strategy seeks to primarily invest in companies that are leaders in their industry or sector and are worthy of paying a slight premium relative to their growth rate. However, the growth strategy incorporates an element of risk control through investments in steady and stable growth companies, thus controlling downside losses in the total portfolio. Whether through investments in leaders of industry or in companies that provide steady and stable growth, Westwood Management seeks to consistently demonstrate superior performance relative to industry peers and the broad market.

More than two-thirds of our assets under management are invested in equity securities of companies with a large market capitalization. As a consequence, we are particularly susceptible to the volatility associated with changes in the market for large capitalization stocks. Due to this concentration, any change or reduction in such markets, including a shift of Westwood Management clients’ and potential clients’ preference from investments in equity securities of large capitalization stocks to other equity or fixed income securities could have a significant negative impact on our business.

When measured over multi-year periods, Westwood Management’s principal asset classes have consistently ranked above the median within their peer groups in performance according to recognized industry sources, including Morningstar, Inc. For the ten-year period ended on December 31, 2002, our LargeCap Equity and Balanced Asset classes have ranked in the top quartile in their peer groups.

Our assets under management have grown 71.9% from December 31, 1999 through December 31, 2002. Our ability to obtain such growth is a result of our competitive long-term performance record and our strong relationships with investment consulting firms throughout the nation. We are continually looking for opportunities to expand our asset classes in terms of growing our existing asset classes and developing new portfolios focusing on investment areas that are not currently part of our asset classes under management. We intend to grow our asset classes either internally or by acquiring new asset classes from third parties, as discussed under “—Growth Strategy” below. Our growth strategy not only provides our clients more investment opportunities, but also diversifies our assets under management, thereby reducing our risk in any one area of investment and increasing our competitive ability to attract new clients.

Cash Management.    Westwood Management also provides cash management and custodial services for the SWS cash reserve funds. The SWS cash reserve funds totaled $490 million at December 31, 2002. Westwood Management charges a fee based on the total amount of cash assets under management. Westwood Management continues to provide cash management and custodial services with respect to the SWS cash reserve funds for a term of not less than one year following the spin-off date, June 28, 2002, for a fee mutually agreed to by the parties.

Advisory and Subadvisory Service Agreements

Westwood Management manages accounts of its clients under investment advisory and subadvisory agreements. These agreements are usually terminable upon short notice and provide for compensation based on the market value of the client’s assets under management. Our fees are generally payable in advance on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Pursuant to these agreements, Westwood Management provides overall investment management services, including providing advice and recommendations concerning investments and reinvestments in conformity with the investment objectives and restrictions posed by the clients. Unless otherwise directed in writing by our client, Westwood Management has the authority to vote all proxies with respect to a client’s assets.

Westwood Management is also a party to subadvisory agreements with other investment companies under which it performs substantially the same services as it does under its advisory agreements. However, the investment strategy adopted for a particular client is subject to supervision and review by the client. Our fees are computed daily based upon the daily net assets of the client and are payable on a monthly basis. As with our advisory agreements, these agreements are terminable upon short notice.

Under our subadvisory agreement with Gabelli Advisers, Inc., Westwood Management provides investment advisory services to the Gabelli Westwood family of funds. The Gabelli Westwood Equity Fund is a large cap fund with assets consisting of securities valued at approximately $233 million as of December 31, 2002. As of that date, Morningstar, Inc. awarded the Gabelli Westwood Equity Fund a four star overall rating. Westwood Management owns shares of Class A Common Stock representing an 18.8% economic interest in Gabelli Advisers, Inc.

Our three largest clients accounted for approximately 15.7% of total revenues for the twelve months ended December 31, 2002, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these clients. There can be no assurance that we will be successful in maintaining our existing client relationships or in securing additional clients.

Westwood Trust

General

Westwood Trust provides to institutions and high net worth individuals having at least $1 million in assets under management trust and custodial services and participation in common trust funds that it sponsors. Westwood Trust seeks to define and improve the risk/return profile of the client’s investment portfolio by complementing or enhancing existing investment strategies. Westwood Trust also provides back office services to its clients, including tax reporting, distribution of income to beneficiaries, preparation of trust and account statements and attending to the special needs of particular trusts. Westwood Trust serves as trustee for tax and estate-planning purposes, as well as for special needs trusts. Westwood Trust is chartered and regulated by the Texas Department of Banking.

Westwood Trust primarily provides services for employee benefit trusts and personal trusts. Employee benefit trusts include retirement plans of businesses to benefit their employees, such as defined contribution plans, pensions and 401(k) plans. Westwood Trust may be appointed trustee and provide administrative support for these plans, as well as investment advisory and custodial services. Personal trusts are developed to achieve a number of different objectives, and Westwood Trust acts as trustee to these trusts and assists in developing tax advantaged trust portfolios for them. The fees charged by Westwood Trust are separately negotiated with each client and are based on the complexity of the operations of the trust and the amount of assets under management.

Services

Westwood Trust undertakes a fiduciary responsibility toward the management of each client’s assets and utilizes a consultative asset allocation approach. This approach involves Westwood Trust examining the client’s financial situation, including the client’s portfolio of investments, and advising the client on ways in which it can enhance its investment returns and financial position. Westwood Trust also provides custodial services, which includes advising clients on the investment and reinvestment of their assets, and providing safekeeping and accounting services.

Common Trust Funds

Westwood Trust sponsors a number of common trust funds in which we commingle clients’ assets to achieve economies of scale. Our common trust funds fall within two basic categories: personal trust and employee benefit trust. We sponsor common trust funds for most of the asset classes managed by Westwood Management. We also engage third party subadvisors to supplement the management services provided by Westwood Management for some of our common trust funds, such as our International Equity and High Yield Bond common trust funds.

Distribution Channels

We market our services through several distribution channels that allow us to expand the reach of our investment advisory services. These channels provide us the ability to leverage the existing distribution infrastructure and capabilities of other financial services firms and intermediaries and focus on our core competency of developing outstanding investment asset classes.

Institutional Investment Consultants

Investment management consulting firms serve as gatekeepers to an overwhelming percentage of corporate pension plans, endowments and foundations, which represent Westwood’s primary client markets. Consultants provide guidance and expertise in setting a client’s asset allocation strategy, as well as the establishment of an investment policy. In addition, consultants make recommendations of best in class investment firms that they believe will allow their client’s investment objectives to best be met. Westwood has established strong relationships with many national and regional investment consulting firms, which has resulted in Westwood being considered and hired by many of their clients. Continuing to enhance existing consulting firm relationships, as well as forging new relationships, serves to increase the awareness of our services in both the consultant community and the underlying institutional client base.

Subadvisory Relationships

Westwood’s sub-advisory relationships allow Westwood to extend the reach of its investment management services to the clients of other investment companies that have far reaching distribution capabilities. In sub-advisory arrangements, Westwood’s client is typically the investment company through which our services are offered to investors. In these sub-advisory arrangements, Westwood’s investment advisory services are typically made available through retail-based mutual fund offerings. The investment company that sponsors the mutual fund is responsible for marketing and distribution, operations and accounting.

Managed Accounts

Managed accounts are similar in some respects to subadvisory relationships in that a third party financial institution, such as a brokerage firm or turnkey asset management program provider, handles distribution to the end client. The end client in a managed account is typically a high net worth individual or small institution. In these arrangements, the third party financial institution is responsible to the end client for client service, operations and accounting.

Growth Strategy

We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that assembling this focused, stable team has contributed in large part to our solid investment performance results, quality customer service and a growing array of asset classes under management. Opportunities for our future growth are expected to come from existing and new clients, strategic acquisitions and alliances and the continued strengthening of our brand name.

Generate growth from new and existing clients and consultant relationships.    As our primary business objective, we intend to maintain and enhance existing relationships with clients and investment consultants by continuing to provide solid investment performance and a high level of quality service to these existing relationships. Additionally, we will pursue growth through targeted sales and marketing efforts that emphasize our performance results and client services. New institutional client accounts are generally derived via investment consultants. We have been successful in developing solid long-term relationships with many national and regional investment consultants. These relationships are one of the key factors in being considered for new client investment mandates.

Attract and retain key employees.    In order to achieve our performance and client relationship objectives, we must be able to retain and attract talented investment professionals. We believe that we have created a workplace environment in which motivated, performance-driven, and client-oriented individuals thrive. As a public company, we are now able to offer to our key employees a compensation program that includes strong equity incentives so that the success of our employees will be closely tied to the success of our clients. We believe this is a critical ingredient to continuing to build a stable, client-focused environment.

Pursue strategic acquisitions and alliances.    We will evaluate strategic acquisition, joint venture and alliance opportunities carefully. We may, in time, have an interest in pursuing asset management firms or trust companies that have assets with respect to which we have expertise or those that appear appropriate as a means of expanding the range of our asset classes. By acquiring investment firms that successfully manage asset classes in which we do not specialize, we could attract new clients and provide our existing clients with a more diversified range of asset classes. We may also consider entering into alliances with other financial services firms that would allow us to leverage our core competency of developing superior investment products in combination with alliance partners that provide world-class distribution capabilities.

Continue strengthening our brand name.    We believe that the strength of our brand name has been a key component to our long-term tenure in the investment industry and will be instrumental to our future success. We have developed our strong brand name largely through high profile coverage in various investment publications and electronic media. In particular, Ms. Byrne enjoys a highly visible presence in print and electronic media, which also enhances our brand name. We will continue to find creative ways to strengthen our brand name and reputation in the institutional investment consultant community.

Competition

We are subject to substantial and growing competition in all aspects of our business. Barriers to entry to the asset management business are relatively low, and our management anticipates that we will face a growing number of competitors. Although no one company dominates the asset management industry, many companies are larger, better known and have greater resources than we do.

Further, we compete with other asset management firms on the basis of asset classes offered, the investment performance of those asset classes in absolute terms and relative to peer group performance, quality of service, fees charged, the level and type of compensation offered to key employees, and the manner in which asset classes are marketed. Many of our competitors have more asset classes and services and may also have substantially greater assets under management.

We compete against an ever-increasing number of investment dealers, banks, insurance companies and others that sell equity funds, taxable income funds, tax-free investments and other investment products. Also, the allocation by many investors of assets away from active equity investment to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to effectively compete with us. In short, the competitive landscape in which we operate is both intense and dynamic, and there can be no assurance that we will be able to compete effectively in the future as an independent company.

Additionally, most prospective clients perform a thorough review of an investment manager’s background, investment policies and performance before committing assets to that manager. In many cases, prospective clients invite a number of competing firms to make presentations. The process of obtaining a new client typically takes twelve to eighteen months from the time of the initial contact. While we have achieved a degree of success in competing successfully for new clients, it is a process to which we must dedicate significant resources over an extended period, with no certainty of success.

Regulation

Westwood Management

Virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and stockholders of registered investment companies. Under such laws and regulations, agencies that regulate investment advisers, such as ourselves, have broad administrative powers, including the power to limit, restrict or prohibit such an adviser from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. We believe that we are in substantial compliance with all material laws and regulations.

Our business is subject to regulation at both the federal and state level by the Securities and Exchange Commission and other regulatory bodies. Westwood Management is registered with the Commission under the Investment Advisers Act of 1940 and under the laws of various states. As a registered investment adviser, Westwood Management is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, we are subject to periodic examination by the SEC. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management to comply with the requirements of the SEC could have a material adverse effect on Westwood. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

Westwood Trust

Westwood Trust also operates in a highly regulated environment and is subject to extensive supervision and examination. As a Texas chartered trust company, Westwood Trust is subject to the Texas Finance Code (the “Finance Code”), the rules and regulations promulgated under that act and supervision by the Texas Department of Banking. These laws are intended primarily for the protection of Westwood Trust’s clients and creditors, rather than for the benefit of investors. The Finance Code provides for and regulates a variety of matters, such as:

•	minimum capital maintenance requirements;

•	restrictions on dividends;

•	restrictions on investments of restricted capital;

•	lending and borrowing limitations;

•	prohibitions against engaging in certain activities;

•	periodic examinations by the office of the Commissioner;

•	furnishing periodic financial statements to the Commissioner;

•	fiduciary record-keeping requirements;

•	bonding requirements for the protection of clients; and

•	prior regulatory approval for certain corporate events (for example, mergers, sale/purchase of all or substantially all of the assets and transactions transferring control of a trust company).

The Finance Code also gives the Commissioner broad regulatory powers (including penalties and civil and administrative actions) if the trust company violates certain provisions of the Finance Code or conservatorship or closure if Westwood Trust is determined to be in a “hazardous condition” (as the law defines that term).

As required by the Finance Code, Westwood Trust maintains minimum restricted capital of $1 million; however, the Finance Code permits the Commissioner to require trust companies on a case-by case basis to maintain additional capital. In addition, under Texas law, Westwood Trust generally cannot have liabilities in excess of five times its restricted capital. At December 31, 2002, Westwood Trust had total liabilities of approximately $277,000.

Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits: that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At December 31, 2002, Westwood Trust had undivided profits of approximately $782,000.

We are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to the related regulations, insofar we are a “fiduciary” under ERISA with respect to some of our clients. ERISA and applicable provisions of the Code impose certain duties on persons who are fiduciaries under ERISA or who provide services to ERISA plan clients and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect on us.

Employees

At December 31, 2002, we had 44 full-time employees, 17 of whom are portfolio managers, trading and research professionals, 12 of whom are marketing and client service professionals and 15 of whom are operations and business management personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Forward-Looking Statements and Risk Factors

Forward-Looking Statements

Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, those set forth below and elsewhere in this Report. Readers are cautioned not to place undue reliance on forward-looking statements, for no assurances can be given with respect to any forward-looking statements. In addition to the other information in this Report, the following factors, which may affect our current position and future prospects, should be considered carefully in evaluating us and an investment in our common stock.

Risk Factors

We have little operating history as an independent public company, and therefore most of our historical financial information may not be indicative of our future performance.

Our spin-off from SWS was completed on June 28, 2002. Our historical financial information for all periods prior to the completion of the spin-off may not be indicative of our future performance as an independent, public company and does not necessarily reflect our financial position, results of operations and cash flows had we operated as an independent public company during such periods. SWS owned our business for many years and operated that business as a part of its overall financial services business. As part of SWS’s business, we were able to rely, to some degree, on the cash flow and other resources of SWS, including administrative services, as well as on fees related to our management of the SWS cash reserve funds, which we will continue to manage for at least the one year period following the spin-off. Our pre-spin-off expenses were allocated by SWS on the basis of our relative number of employees, relative revenues and other allocation bases. These allocated expenses represent services provided by SWS, including human resources, accounting, internal audit, income tax, legal, insurance and information technology. In the period since the completion of the spin-off, we have obtained from third parties many of the services previously provided by SWS, and have found, in some cases, that the cost of these third party services is higher than those provided by SWS. We also now incur the additional expenses associated with being a publicly-held company. As a result, we expect that our future expense levels will be higher than our pre-spin-off expense levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

Some members of our management are critical to our success, and our inability to attract and retain key employees could compromise our future success.

We believe that our future success will depend to a significant extent upon the services of our executive officers, particularly Susan M. Byrne, our Chairman of the Board and Chief Executive Officer, and Brian O. Casey, our President and Chief Operating Officer. We do not have employment agreements with any of our key employees, including Ms. Byrne or Mr. Casey. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could negatively impact our business, financial condition, results of operations and future prospects. As with other asset management businesses, our future performance depends to a significant degree upon the continued contributions of certain officers, portfolio managers and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel.

Some executive officers have substantial influence over our investment policies.

Susan M. Byrne, our chief investment officer, establishes and implements policy with respect to our investment advisory activity. Ms. Byrne and Mr. Casey decide on any changes in management philosophy, style or approach with respect to our investment advisory policies.

Negative performance of the securities markets could reduce our revenues.

Our results of operations are affected by many economic factors, including the performance of the securities markets. Negative performance in the securities markets or certain segments of those markets or short-term volatility in the securities markets or segments thereof could result in investors withdrawing assets from the markets or decreasing their rate of investment, either of which could reduce our revenues. Because most of our revenues are based on the value of assets under management, a decline in the value of those assets would also adversely affect our revenues. In addition, in periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.

In particular, more than two-thirds of our assets under management are invested in equity securities of companies with a large market capitalization. As a consequence, we are particularly susceptible to the volatility associated with changes in the market for large capitalization stocks. Due to this concentration, any change or reduction in such markets, including a shift of Westwood Management clients’ and potential clients’ preference from investments in equity securities of large capitalization stocks to other equity or fixed income securities could have a significant negative impact on our revenues and results of operations. This negative impact could occur due to the depreciation in value of our assets under management and/or the election by clients to select other firms to manage their assets, either of which events would result in decreased assets under management and therefore reduced revenues and a decline in results of operations.

Poor investment performance of the assets managed by us could adversely affect our results of operations.

Because we compete with many other asset management firms on the basis of asset classes offered and the investment performance of those asset classes, our success is dependent to a significant extent on the investment performance of the assets that we manage. Good performance stimulates new client accounts, which results in higher revenues for us. Conversely, poor performance tends to result in the loss or reduction of client accounts, with corresponding decreases in revenues.

Our business is dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal; therefore, we could lose any of our clients on very short notice.

Substantially all of our revenues are derived pursuant to investment advisory, subadvisory and trust agreements with our clients. In general, either party may terminate these agreements upon 30-days notice. Any termination of or failure to renew these agreements could have a material adverse impact on us, particularly because many of our costs are relatively fixed.

A small number of clients account for a substantial portion of our business. As such, the reduction or loss of business with any of these clients could have an adverse impact on our business, financial condition and results of operations.

Our largest three clients accounted for 15.7% of total revenues for the twelve months ended December 31, 2002, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these clients. There can be no assurance that we will be successful in maintaining our existing client relationships or in securing additional clients. Any failure by us to retain one or more of our large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

Any event that negatively affects the asset management industry could have a material adverse effect on us.

Any event affecting the asset management industry that results in a general decrease in assets under management or a significant general decline in the number of advisory clients or accounts could negatively impact our revenues. Our future growth and success depends in part upon the continued growth of the asset management industry, which was negatively impacted in 2002 due to continuing adverse conditions in the equity markets.

Due to the substantial cost and time required to introduce new asset classes in our industry, we may not be able to successfully introduce new asset classes in a timely manner, or at all.

The development and marketing of new asset classes in our industry is extremely costly and requires a substantial amount of time. Our ability to successfully market and sell a new asset class depends on our financial resources, the asset class’s performance results, the timing of the offering and our marketing strategies. Once an asset class is developed, whether through acquisition or development internally, we need to be able to effectively market the asset class to our existing and prospective clients. This entails incurring significant financial expenses related to research on the target assets and the demand for such asset class in the market, as well as sales and marketing costs associated with attracting assets to the new asset class. In addition, our ability to sell new asset classes to our existing and potential clients depends on our ability to meet or exceed the performance of our competitors who offer the same or similar asset classes. We may not be able to profitably manage the assets within a given asset class. Moreover, it may take years before we are able to produce the level of results that will enable us to attract clients. If we are unable to capitalize on the costs and expenses incurred in developing new asset classes, we may experience losses as a result of our management of these asset classes, and our ability to introduce further new asset classes and compete in our industry may be hampered.

If we are unable to successfully and timely expand our asset classes, we may not be able to maintain our competitive position in the asset management industry.

Our ability to remain competitive will depend, in part, on our ability to expand our asset classes under management. We are continually looking for opportunities to expand our asset classes, both in terms of growing our existing asset classes and developing new asset classes focusing on investment areas that we do not currently cover. We intend to grow our asset classes either internally or by acquiring asset classes from third parties. It may be costly and time consuming for us to develop these new assets internally. Moreover, we may not be able to find asset classes that are consistent with our growth strategies or acquire asset classes from third parties on terms acceptable to us, if at all. If we are unable to expand our asset classes or be able to do so in a timely manner, we may lose clients to other asset management firms, which would have an adverse effect on our business, financial condition and results of operations.

Our business is subject to pervasive regulation with attendant costs of compliance and serious consequences for violations.

Virtually all aspects of our business are subject to various laws and regulations. Violations of such laws or regulations could subject us and/or our employees to disciplinary proceedings or civil or criminal liability, including revocation of licenses, censures, fines or temporary suspension, permanent bar from the conduct of business, conservatorship or closure. Any such proceeding or liability could have a material adverse effect upon our business, financial condition, results of operations and business prospects. These laws and regulations generally grant regulatory agencies and bodies broad administrative powers, including, in some cases, the power to limit or restrict us from operating our business and, in other cases, the powers to place us under conservatorship or closure, in the event we fail to comply with such laws and regulations. Due to the extensive regulations and laws to which we are subject, our management is required to devote substantial time and effort to legal and regulatory compliance issues. In addition, the regulatory environment in which we operate is subject to change. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. See “ — Regulation.”

Potential misuse of assets and information in the possession of our portfolio managers and employees could result in costly litigation and liability for us and our clients.

Our portfolio managers handle a significant amount of assets, financial and personal information for our clients. Although we have implemented a system of controls to minimize the risk of fraudulent taking or misuse of assets and information, there can be no assurance that our controls will be adequate to prevent taking or misuse by our portfolio managers or employees. If our controls are ineffective in preventing the fraudulent taking or misuse of assets and information, we could be subject to costly litigation, which could consume a substantial amount of our resources and distract our management from the operation of Westwood and could also result in regulatory sanctions. Additionally, any such fraudulent actions could adversely affect some of our clients in other ways, and these clients could seek redress against us.

Acquisitions, which may be part of our long-term business strategy, involve inherent risks that could compromise the success of the combined business and dilute the holdings of current stockholders.

As part of our long-term business strategy, we may consider acquisitions of similar or complementary businesses. See “ — Growth Strategy.” If we are not correct when we assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates or if we are not successful in integrating the operations of the acquired businesses, the success of the combined business could be compromised. Any future acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, potential future write-downs related to goodwill impairment in connection with acquisitions, and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, asset classes, technologies or businesses of acquired companies may not be effectively assimilated into our business or have a positive effect on the combined company’s revenues or earnings. The combined company may also incur significant expense to complete acquisitions and to support the acquired asset classes and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting the holdings or limiting the rights of stockholders. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

Various factors may hinder the declaration and payment of dividends.

We instituted a quarterly dividend program during our 2002 third quarter. However, the payment of dividends in the future is subject to the discretion of our Board of Directors, and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate and banking law restrictions, results of operations and such other factors as our Board of Directors may consider relevant. In addition, as a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. At the present time our primary source of cash is dividends that may be received from Westwood Management or Westwood Trust. The payment of dividends by Westwood Management or Westwood Trust is subject to the discretion of their Boards of Directors and compliance with applicable laws, including, in particular, the provisions of the Texas Finance Code applicable to Westwood Trust. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our business is vulnerable to systems failures that could have a material adverse effect on our business, financial condition and results of operations.

Any delays or inaccuracies in securities pricing information or information processing could give rise to claims against us, which could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent on communications and information systems and on third party vendors for securities pricing information and updates from certain software. We may suffer a systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, unauthorized access, act of God, act of war or otherwise, and our back-up procedures and capabilities may not be adequate or sufficient to eliminate the risk of extended interruptions in operations.

Our common stock has a limited trading history, so it may be difficult to predict the prices at which our stock will trade in the future.

The public trading market for our common stock commenced on July 1, 2002, immediately following the completion of our spin-off from SWS. As a result, our common stock has a limited trading history and it may be more difficult to predict the prices at which our stock will trade in the future than it would be with a security having a more established trading history.

We will not be able to rely on SWS to fund future capital requirements.

In the past, some of our capital needs have been satisfied or guaranteed by SWS. However, since the spin-off, SWS has not provided, and is not expected to provide, any funds to finance our working capital or other cash requirements. We cannot be certain that financing, if needed, will be available on favorable terms from other parties, if at all. We believe that our capital requirements will vary greatly from quarter to quarter depending on, among other things, capital expenditures, fluctuations in our operating results and financing activities. We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to satisfy our cash requirements for the foreseeable future. However, if future financing is necessary, we may or may not be able to obtain financing with interest rates as favorable as those historically enjoyed by SWS, if at all. Further, any future equity financings could dilute the relative percentage ownership of the then existing holders of our common stock, and any future debt financings could involve restrictive covenants that limit our ability to take certain actions.

The distribution agreement and the tax separation agreement that we entered into with SWS contain indemnification obligations for SWS and us that neither party may be able to satisfy, which could result in increased expenses and liabilities for us.

The distribution agreement and the tax separation agreement that we entered into with SWS allocate responsibility between SWS and us for various liabilities and obligations. However, the availability of such indemnities will depend upon the future financial strength of SWS and ourselves. SWS or we may not be in a financial position to fund such indemnities if they should arise, which could result in increased expenses and liabilities for us. The distribution agreement provides that each party will indemnify the other against claims arising out of the distribution agreement and claims arising out of their respective businesses before and after the spin-off. Additionally, the distribution agreement provides that SWS will indemnify us for any liabilities or expenses in excess of $500,000 that relate to our representation as the corporate trustee for the Richard A. Boykin, Jr. Family Trust, other than unpaid trustee fees due to us for the period following the spin-off (during our fiscal third quarter ended September 30, 2002, we reached this $500,000 threshold). The tax separation agreement provides that each party will indemnify the other with respect to some taxes attributable to their respective businesses arising before or after the spin-off. The tax separation agreement also allocates responsibility between SWS and us with respect to any corporate income taxes for which SWS becomes liable by reason of a change-in-control of SWS or us resulting in the application of Section 355(e) of the Code. If this occurs as a result of our actions, we would be liable to pay SWS the amount of taxes for which SWS becomes liable solely by reason of application of Section 355(e) of the Code and without consideration of any other tax attribute of SWS.

Members of our Board of Directors and executive management may have conflicts of interest due to their relationships with SWS.

Two members of our Board of Directors, Frederick R. Meyer and Jon L. Mosle, Jr., also serve on the SWS Board of Directors. In addition, members of our Board of Directors and executive management own shares of both SWS and Westwood common stock. These circumstances could create, or appear to create, potential conflicts of interest when our directors and management are faced with decisions that could have different implications for SWS and Westwood. Examples of these types of decisions might include the resolution of disputes arising out of the agreements that we entered into with SWS at the time of the spin-off and SWS’s continued use of Westwood to act as manager of its cash reserve funds. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us.

Some provisions may discourage a third party from acquiring control of Westwood.

It could be difficult for a potential bidder to acquire us because our Certificate of Incorporation and Bylaws contain provisions that may discourage takeover attempts. In particular, our Certificate of Incorporation and Bylaws permit our Board of Directors to issue, without stockholder approval, preferred stock with such terms as the Board may determine. Additionally, our directors may only be removed for cause by a vote of the holders of at least two-thirds of the shares of stock entitled to vote, and stockholders cannot act by written consent. We have also elected to not exclude ourselves from the restrictions of Section 203 of the Delaware General Corporation Law, which makes it more difficult for a person who is an “interested stockholder” to effect various business combinations with a corporation for a three-year period. Also, the tax separation agreement provides that if, as a result of our actions, a change-in-control of SWS or us triggers application of Section 355(e) of the Code, we would be liable to pay SWS the amount of any corporate income taxes for which SWS becomes liable solely by reason of application of Section 355(e) of the Code and without consideration of any other tax attribute of SWS. These provisions may increase the cost or difficulty for a third party to acquire control of us or may discourage acquisition bids altogether.

Item 2.    Properties.

We conduct our principal operations through a leased property with approximately 13,500 square feet located in Dallas, Texas. The lease agreement expires in July 2004. We believe that our facilities are adequate to serve our currently anticipated business needs.

Item 3.    Legal Proceedings.

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of these proceedings will have a material impact on our financial position, operations or cash flow.

Item 4.    Submission of Matters to A Vote of Security Holders.

No matter was submitted to a vote of our stockholders during the quarterly period ended December 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock has traded on the New York Stock Exchange under the symbol “WHG” since July 1, 2002, the first trading day after SWS completed the spin-off of Westwood by effecting a dividend distribution of all of the Westwood common stock held by SWS to all of its stockholders. At December 31, 2002, there were approximately 120 record holders of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for each fiscal quarter since our Common Stock began trading on the New York Stock Exchange the high and low sale prices for the Common Stock, as reported by the New York Stock Exchange.

	High	Low
Quarterly Period Ended
December 31, 2002	$14.30	$12.55
September 30, 2002	17.27	11.40

Dividends

We have declared a cash dividend of $0.02 per share on our Common Stock for each quarter since the date of our spin-off, and, on February 3, 2003 also declared a special cash dividend of $0.08 per share on our Common Stock for stockholders of record on March 17, 2003. We currently intend to continue paying quarterly cash dividends in such amounts as our board of directors determines is appropriate. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law.

Westwood Holdings Group, Inc. is the sole stockholder of both Westwood Management and Westwood Trust. Westwood Trust is limited under applicable Texas law in the payment of dividends to undivided profits: that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board of director resolutions. At December 31, 2002, Westwood Trust had undivided profits of approximately $782,000.

Item 6.    Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of Westwood with respect to each of the four years in the period ended December 31, 2002, and as of December 31, 2002, 2001 and 2000, except Assets Under Management, is derived from the audited consolidated financial statements of Westwood and should be read in conjunction with those statements, which are included in this Report. The selected consolidated financial data for the year ended December 31, 1998, and as of December 31, 1999 and 1998, is derived from the unaudited consolidated financial statements of Westwood. The data below for a portion of the year ended December 31, 2002 and for all of the years ended on or prior to December 31, 2001 reflects Westwood’s results as it has historically been operated as a part of SWS, and these results may not be indicative of Westwood’s future performance as an independent company. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Years ended December 31, (in thousands, except per share amounts)
	2002	2001(1)	2000	1999	1998
Statements of Income Data:
Total revenues	$21,624	$19,587	$16,136	$11,336	$10,085
Total expenses	12,960	15,229	9,524	7,933	7,000
Income before income taxes	8,664	4,358	6,612	3,403	3,085
Provision for income tax expense	3,453	3,097	2,628	1,469	1,294
Net income	5,211	1,261	3,984	1,934	1,791
Earnings per share – basic and diluted (2)	$0.97	$0.23	$0.74	$0.36	$0.33
Cash dividends declared per common share	$0.04	—	—	—	—

	As of December 31, (in thousands)
	2002	2001(1)	2000	1999	1998
Balance Sheet Data:
Cash and investments	$18,589	$15,720	$12,519	$6,988	$5,428
Total assets	24,120	21,053	18,100	11,711	10,227
Stockholders’ equity	19,123	14,032	12,802	8,590	6,681

Assets Under Management (in millions)	$4,078	$4,120	$3,601	$2,373	$2,083

(1)	In 2001, total expenses include a $4.0 million equity based compensation charge, reflecting (i) the difference in value of $3.4 million between the amount paid by our executive officers to SWS for shares of our common stock purchased by them and the value for financial reporting purposes of the shares on December 14, 2001 and (ii) the below market interest rate associated with the loans made by Westwood to the executive officers to enable them to purchase such shares. Total expenses would have been approximately $11,253,000 and net income would have been approximately $5,027,000 without the compensation charge.

(2)	Earnings per share figures reflect a 1,003.8-for-1 stock split in the form of a stock dividend effective as of June 21, 2002. All amounts have been restated to reflect the impact of this stock split.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward looking statements as a result of various factors, including those set forth under “Business – Forward-Looking Statements and Risk Factors,” elsewhere in this Report or in the information incorporated by reference in this Report. You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” included in this Report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this Report.

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2002 Westwood Management and Westwood Trust collectively managed assets valued at approximately $4.1 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes have consistently ranked above the median in performance within their peer groups.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages its clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Most of Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter. However, some fees are paid quarterly in arrears or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management, which in turn is influenced by the complexity of the operations of the trust and the services provided. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Similar to advisory fees generated by Westwood Management, most trust fees are paid quarterly in advance and are recognized as services are rendered.

Our other revenues generally consist of interest income, investment income and consulting fees. We invest most of our cash in money market funds, although we do invest smaller amounts in bonds and equity instruments. The most significant component of our other revenues is consulting fees paid to us by Gabelli Advisers, Inc.

Assets Under Management

Assets under management decreased $42 million, or 1.0%, to $4.1 billion at December 31, 2002 compared with December 31, 2001. The decline in assets under management was principally attributable to market depreciation of assets under management offset by inflows of assets from new clients. Quarterly average assets under management for 2002 increased $515 million, or 14.2%, to $4.2 billion compared with $3.6 billion for 2001, primarily as a result of inflows of assets from new clients.

Assets under management increased $519 million, or 14.4%, to $4.1 billion at December 31, 2001, compared with $3.6 billion at December 31, 2000. The growth in assets under management was principally attributable to inflows of assets from new clients.

	As of December 31, (1) (in millions)			% Change
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000
Westwood Management Corp.
Separate Accounts	$1,786	$2,185	$1,776	(18.3)%	23.0%
Subadvisory	1,108	678	825	63.4	(17.8)
Gabelli Westwood Funds	428	501	429	(14.6)	16.7
Managed Accounts	108	119	91	(9.2)	31.9

Total	3,430	3,483	3,121	(1.5)	11.6

Westwood Trust
Commingled Funds	528	477	353	10.7	35.1
Private Accounts	74	77	59	(3.9)	30.5
Agency/Custody Accounts	46	83	68	(44.6)	22.1

Total	648	637	480	1.7	32.7

Total Assets Under Management	$4,078	$4,120	$3,601	(1.0)%	14.4%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $490 million, $500 million and $263 million as of December 31, 2002, 2001 and 2000, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

Westwood Management.    In the above table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement accounts, Taft Hartley plans, endowments, foundations and individuals. “Subadvisory” represents relationships where Westwood Management provides investment management services for funds offered by other financial institutions. “Gabelli Westwood Funds” represent the family of mutual funds for which Westwood Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Westwood Management’s products to their customers.

Westwood Trust.    In the above table, “Commingled Funds” are established to facilitate investment of fiduciary funds of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. “Private Accounts” represent discretionary accounts where Westwood Trust acts as trustee or agent and has full investment discretion. “Agency/Custody Accounts” represent non-discretionary accounts in which Westwood Trust provides agent or custodial services for a fee, but does not act in an advisory capacity.

Matters Involving SWS Group, Inc.

We were incorporated under the laws of the State of Delaware on December 12, 2001 as a subsidiary of SWS. Our principal assets consist of the capital stock of Westwood Management and Westwood Trust. On June 28, 2002, SWS completed the spin-off of Westwood by effecting a dividend distribution of all of our common stock held by SWS to all of its stockholders on a pro rata basis. We are now an independent public company, with SWS having no continuing ownership interest in us. As part of the spin-off, we entered into various agreements with SWS that address the allocation of certain rights and obligations and that define our relationship with SWS after the spin-off, including a distribution agreement, a tax separation agreement and a transition services agreement.

On December 14, 2001, SWS sold shares of Westwood common stock, constituting 19.82% of Westwood’s outstanding common stock, to five Westwood executive officers for an aggregate of $4.1 million. Westwood’s 2001 results of operations include a non-cash compensation expense of $4.0 million, reflecting (i) the difference in value of $3.4 million between the amount paid by the executive officers to SWS for the shares of Westwood common stock and the value for financial reporting purposes of the shares on December 14, 2001 and (ii) the below market interest rate associated with the loans made by Westwood to the executive officers to enable them to purchase such shares. The purchase price for the shares sold by SWS to these executives was premised upon an understanding reached in October 2001 that SWS would sell the shares of Westwood common stock based on their value at September 30, 2001, and was based on a valuation as of September 30, 2001, covering the shares sold, which valuation was delivered to the SWS Board in December 2001 and took into account the fact that the shares represented a minority interest in closely held, non-marketable securities.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and reflect our historical financial position, results of operations and cash flows as a part of SWS. The financial information included in this Report is not necessarily indicative of what our financial position, results of operations or cash flows would have been had we operated as an independent public company during the periods presented, nor is it necessarily indicative of our future performance. Our expenses have been allocated from SWS on the basis of our relative number of employees, relative revenues and other allocation bases. These allocated expenses represent services provided by SWS, including human resources, accounting, internal audit, income tax, legal, insurance and information technology.

Results of Operations

The following table and discussion of our results of operations is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this Report.

	Years ended December 31, (in thousands)			% Change
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000
Revenues
Advisory fees	$16,223	$14,918	$12,038	8.7%	23.9%
Trust fees	4,508	3,755	3,079	20.1	22.0
Other revenues	893	914	1,019	(2.3)	(10.3)

Total revenues	21,624	19,587	16,136	10.4	21.4

Expenses
Employee compensation and benefits	9,149	8,042	6,890	13.8	16.7
Equity based compensation charge	—	3,976	—	N/A	N/A
Sales and marketing	442	485	452	(8.9)	7.3
Information technology	850	818	730	3.9	12.1
Professional services	1,075	702	281	53.1	149.8
General and administrative	1,444	1,206	1,171	19.7	3.0

Total expenses	12,960	15,229	9,524	(14.9)	59.9
Income before income taxes	8,664	4,358	6,612	98.8	(34.1)
Provision for income tax expense	3,453	3,097	2,628	11.5	17.8

Net income	$5,211	$1,261	$3,984	313.2%	(68.3)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total Revenue.    Our total revenues increased by 10.4% to $21.6 million in 2002 compared with $19.6 million in 2001. Advisory fees increased by 8.7% to $16.2 million in 2002 compared with $14.9 million in 2001 primarily as a result of increased average assets under management derived from new clients. Trust fees increased by 20.1% to $4.5 million in 2002 compared with $3.8 million in 2001 primarily due to increased average trust assets under management. Other revenues, which generally consist of interest and investment income and consulting fees, decreased by 2.3% to $893,000 in 2002 compared with $914,000 in 2001. Other revenues decreased primarily as a result of lower interest income due to lower market interest rates, which was partially offset by increased consulting income from Gabelli Advisers, Inc.

Employee Compensation and Benefits.    Employee compensation and benefits costs generally consist of salaries, benefits and incentive compensation. Employee compensation and benefits increased by 13.8% to $9.1 million in 2002 compared with $8.0 million in 2001. This increase resulted primarily from increased incentive compensation, which increase was largely based on growth in income before income taxes and also an increase in the number of investment professionals and other personnel. At December 31, 2002 we had 44 full-time employees compared with 41 full-time employees at December 31, 2001. Additionally, we began expensing the cost associated with stock option grants to our employees as well as non-employee directors during 2002. Stock option expense for 2002 was approximately $164,000.

Equity Based Compensation Charge.    The $4.0 million equity based compensation charge in 2001 relates to the sale of a minority interest in Westwood to our executive officers by SWS and reflects (i) the difference in value of $3.4 million between the amount paid by our executive officers to SWS for shares of our common stock purchased by them and the value for financial reporting purposes of the shares on December 14, 2001 and (ii) the below market interest rate associated with the loans made by Westwood to the executive officers to enable them to purchase such shares.

Sales and Marketing.    Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and advertising costs. Sales and marketing costs decreased by 8.9% to $442,000 in 2002 compared with $485,000 in 2001. The decrease in these expenses is primarily due to lower travel expenses as a result of the realignment of marketing and client service coverage responsibilities along geographic lines.

Information Technology.    Information technology expenses generally consist of costs associated with computing hardware and software licenses, maintenance and support, telecommunications, proprietary investment research tools and other related costs. Information technology costs increased by 3.9% to $850,000 in 2002 compared with $818,000 in 2001. The increase in these expenses is primarily due to the cost of redeveloping our website and increased software maintenance costs.

Professional Services.    Professional services expenses generally consist of costs associated with legal, audit and other professional services. Professional services expenses increased by 53.1% to $1.1 million in 2002 compared with $702,000 in 2001. The increase in these expenses is primarily the result of legal and accounting costs associated with the spin-off from SWS, the 2002 expense for the initial audit of our composite investment performance figures verifying conformity with the Association for Investment Management and Research – Performance Presentation Standards, as well as increased legal and accounting costs associated with being public. Legal expenses associated with the Boykin litigation and bankruptcy proceedings were approximately the same in 2002 as compared to 2001. See “Forward-Looking Statements and Risk Factors” and Note 9 to the consolidated financial statements. As previously disclosed, SWS has agreed to indemnify Westwood for any and all past and future liabilities, expenses or other damages in excess of $500,000 arising from or in connection with the Boykin Trust (other than unpaid trustee fees due to Westwood Trust for the period after the spin-off). As of the quarter ended September 30, 2002, we had reached the $500,000 expense ceiling related to the Boykin matter.

General and Administrative.    General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 19.7% to $1.4 million in 2002 compared with $1.2 million in 2001. The increase in these expenses is primarily the result of the initial listing fee paid to the New York Stock Exchange related to the listing of our common stock, as well as increased corporate insurance and investor relations costs. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 we discontinued our amortization of goodwill. Goodwill amortization during 2001 was approximately $73,000. The adoption of SFAS 142 does not have a significant impact on the comparability of our earnings per share or net income.

Provision for Income Tax Expense.    Provision for income tax expense increased by 11.5% to $3.5 million in 2002 compared with $3.1 million in 2001, reflecting an effective tax rate of 39.9% and 71.1% for 2002 and 2001, respectively. The decrease in the effective tax rate resulted from the non-deductibility of most of the equity based compensation charge incurred in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Total Revenues.    Our total revenues increased by 21.4% to $19.6 million in 2001 from $16.1 million in 2000. Advisory fees increased by 23.9% to $14.9 million in 2001 from $12.0 million in 2000 primarily as a result of increased assets under management derived from new clients. Trust fees increased by 22% to $3.8 million in 2001 from $3.1 million in 2000 primarily due to increased trust assets under management. Other revenues decreased by 10.3% to $914,000 in 2001 from $1.0 million in 2000. Other revenues decreased primarily as a result of mark-to-market losses on investments.

Employee Compensation and Benefits.    Employee compensation and benefits increased by 16.7% to $8.0 million in 2001 from $6.9 million in 2000. This increase resulted primarily from increased incentive compensation, which increase was largely based on growth in income before income taxes (excluding the equity based compensation charge) and also an increase in the number of investment professionals and other personnel.

Equity Based Compensation Charge.    The $4.0 million equity based compensation charge in 2001 relates to the sale of a minority interest in Westwood to our executive officers by SWS and reflects (i) the difference in value of $3.4 million between the amount paid by our executive officers to SWS for shares of our common stock purchased by them and the value for financial reporting purposes of the shares on December 14, 2001 and (ii) the below market interest rate associated with the loans made by Westwood to the executive officers to enable them to purchase such shares.

Sales and Marketing.    Sales and marketing costs increased by 7.3% to $485,000 in 2001 from $452,000 in 2000. The increase in these expenses is primarily the result of expanded business development activities.

Information Technology.    Information technology costs increased by 12.1% to $818,000 in 2001 from $730,000 in 2000. The increase in these expenses is primarily due to additional expenditures for new proprietary investment research tools, as well as a dedicated effort to enhance the automation and efficiency of our back office operations.

Professional Services.    Professional services expenses increased by 149.8% to $702,000 in 2001 from $281,000 in 2000. The increase in these expenses is primarily the result of legal and accounting costs associated with the spin-off from SWS, as well as legal expenses related to litigation and bankruptcy proceedings associated with the Boykin Trust.

General and Administrative.    General and administrative expenses increased by 3.0% to $1.2 million in 2001. The increase in these expenses is primarily the result of increased usage of office supplies and higher custody fees related to our international fund.

Provision for Income Tax Expense.    Provision for income tax expense increased by 17.8% to $3.1 million in 2001 from $2.6 million in 2000, reflecting an effective tax rate of 71.1% and 39.7% for 2001 and 2000, respectively. The increase in the effective tax rate resulted from the non-deductibility of most of the equity based compensation charge incurred in 2001.

Liquidity and Capital Resources

In general, when we were a subsidiary of SWS we did not generally rely on SWS to provide us with capital to fund the operations of our business. We have funded our operations and cash requirements with cash generated from operating activities. As a result, we do not believe that the additional expenses associated with our being an independent public company will have a material effect on our liquidity and capital resources in the near term. The increase in expenses associated with being a public company includes, without limitation, increased public company compliance costs, employee compensation, insurance costs, legal expenses, and accounting and payroll costs.

As of December 31, 2002, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2002, cash flow provided by operating activities, principally our investment advisory business, was $4.8 million. We generated cash flow from operating activities of $6.7 million and $7.4 million during 2001 and 2000, respectively. At December 31, 2002 and 2001, we had working capital of $15.8 million and $11.2 million, respectively.

Cash flow used in investing activities during 2002 was $521,000, and was primarily related to the investment of excess cash balances. Cash used in investing activities during 2001 and 2000 was $6.7 million and $3.7 million, respectively, and was primarily related to the investment of excess cash balances.

Cash used in financing activities during 2002 was $114,000 and was primarily related to the payment of cash dividends on our common stock. Cash used in financing activities during 2001 was $4.1 million and was related to the funding of loans used to enable our executive officers to purchase shares of our common stock from SWS. The loans bear interest at the rate of 3.93% per annum, payable annually, with the principal payable at maturity on the ninth anniversary of the date of the loans. There were no financing activities during 2000.

We had cash and investments of $18.6 million at December 31, 2002, as compared to $15.7 million at December 31, 2001. As required by the Texas Finance Code, Westwood Trust maintains minimum restricted capital of $1 million, which is included in Investments in the accompanying Consolidated Balance Sheets. We had no liabilities for borrowed money at December 31, 2002 or December 31, 2001, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least annually. The statement also provides specific guidance for impairment testing. Provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity’s fiscal year to all goodwill and other intangible assets recognized in the financial statements at that date. Effective January 1, 2002, we adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 we discontinued the amortization of goodwill. The adoption of SFAS 142 did not have a significant impact on the comparability of our earnings per share or net income. During the second quarter of 2002, we completed an impairment analysis of goodwill as of January 1, 2002, the date of adoption of SFAS 142. During the third quarter of 2002, we also completed our annual impairment assessment as required by SFAS 142. No impairment loss or transition adjustments were required. We have elected to perform our annual impairment assessment as of July 1.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. As of December 31, 2002, we had no such guarantees.

Critical Accounting Policies and Estimates

Revenue Recognition

Investment advisory and trust fees are recognized in the period the services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management.

Accounting for Investments

We record our investments in accordance with the provisions of SFAS No. 115. We have designated our investments other than money market holdings as “trading” securities, which are recorded at market value with the related unrealized gains and losses reflected in “Other revenues” in the consolidated statements of income. Our “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund shares, are valued based upon quoted market prices and, with respect to mutual funds, the net asset value of the shares held as reported by the fund. We have designated our investments in money market accounts as “available for sale”. The market values of our money market holdings generally do not fluctuate. Dividends and interest on all of our investments are accrued as earned.

Stock Options

Effective January 1, 2002, we elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under the SFAS 123, “Accounting for Stock Based Compensation” fair value model. We value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model the expense recognized for stock options may have been different than the expense recognized in our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Westwood utilizes various financial instruments, which entail certain inherent market risks. We do not currently participate in any hedging activities, nor do we currently utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that have market risks.

Interest Rate

Our cash equivalents and other investment instruments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income. These instruments are not entered into for trading purposes. We do not expect our interest income to be significantly affected by a sudden change in market interest rates. However, the value of assets under management is affected by changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of assets under management, our revenues may be adversely affected by changing interest rates.

Item 8.    Financial Statements and Supplementary Data.

The independent auditor’s reports and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable. For information regarding our change of independent auditors during 2002, see “Proposal 4: Ratification of Deloitte & Touche LLP as Independent Auditors” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on April 24, 2003 (the “Proxy Statement”).

PART III

Item 10.    Directors and Executive Officers of the Company.

Information regarding Executive Officers and Directors is hereby incorporated by reference from the sections entitled “Election of Directors” and “Executive Officers” in the Proxy Statement.

Item 11.    Executive Compensation.

Information regarding Executive Compensation and Other Matters is hereby incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management is hereby incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding Equity Compensation Plan Information is hereby incorporated by reference from the section entitled “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

Information regarding Certain Relationships and Related Transactions is hereby incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.    Controls and Procedures.

Within the 90 days prior to the filing date of this Report, Westwood carried out an evaluation, under the supervision and with the participation of Westwood management, including Westwood’s Chief Executive Officer and Chief Operating Officer (performing functions similar to a Chief Financial Officer), of the effectiveness of the design and operation of Westwood’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

(a	)	1.	The following financial statements are filed as part of this Report:

			Report of Deloitte & Touche LLP, Independent Auditors as of and for the year ended December 31, 2002
			Report of Arthur Andersen LLP, Independent Public Accountants as of and for the years ended December 31, 2001 and 2000
			Consolidated Balance Sheets as of December 31, 2002 and 2001
			Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
			Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000
			Consolidated Statements of Cash Flows for the year ended December 31, 2002, 2001 and 2000
			Notes to Consolidated Financial Statements

		2.	Consolidated Financial Statement Schedules

Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been excluded, as they are not required under the related instructions or the information required has been included in the Company’s Consolidated Financial Statements.

		3.	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description of Exhibits

2.1	Distribution Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. **

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. ***

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. ***

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. ***

10.1	Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan *+

10.2	Westwood Holdings Group, Inc. Deferred Compensation Plan ****+

10.3	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. **

10.4	Transition Services Agreement between SWS Group, Inc., Westwood Management Corporation and Westwood Trust **

10.5	Promissory Note and Pledge Agreement between Susan Byrne and Westwood Holdings Group, Inc. ****

10.6	Promissory Note and Pledge Agreement between Brian Casey and Westwood Holdings Group, Inc. ****

10.7	Promissory Note and Pledge Agreement between Patricia Fraze and Westwood Holdings Group, Inc. ****

10.8	Promissory Note and Pledge Agreement between Lynda Calkin and Westwood Holdings Group, Inc. ****

10.9	Promissory Note and Pledge Agreement between Joyce Schaer and Westwood Holdings Group, Inc. ****

10.10	Office Lease between Westwood Management Corporation and Crescent Real Estate Funding I, dated as of April 4, 1990, and amendment thereto ****

10.11	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 ****

10.12	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corporation, dated as of December 30, 1996 ****

10.13	Calkin Severance Agreement *+

21.1	Subsidiaries ****

23.1	Consent of Deloitte & Touche LLP, Independent Auditors. *

24.1	Power of Attorney (included on first signature page) *

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.
***	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.
****	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.
+	Indicates management contract or compensation plan, contract or arrangement.

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this Report.

(i)	Current Report on Form 8-K filed on November 20, 2002 reporting a dividend declaration.

(c)	The Index to Exhibits filed or incorporated by reference pursuant to Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature pages to this Report.

(d)	Not applicable.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Westwood Holdings Group, Inc., a Delaware corporation, and the undersigned directors and officers of Westwood Holdings Group, Inc. hereby constitutes and appoints Susan M. Byrne and Brian O. Casey, or any one of them, its, his or her true and lawful attorney-in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD HOLDINGS GROUP, INC.

By:	/s/ Susan M. Byrne
Susan M. Byrne Chairman of the Board and Chief Executive Officer

Dated:  March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 7, 2003.

Signatures	Title

/s/ Susan M. Byrne Susan M. Byrne	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Brian O. Casey Brian O. Casey	Director, President and Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ Frederick R. Meyer Frederick R. Meyer	Director

/s/ Jon L. Mosle, Jr. Jon L. Mosle, Jr.	Director

/s/ Raymond E. Wooldridge Raymond E. Wooldridge	Director

CERTIFICATIONS

I, Susan M. Byrne, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Westwood Holdings Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By: /s/ Susan M. Byrne
Susan M. Byrne, Chief Executive Officer

CERTIFICATIONS

I, Brian O. Casey, President and Chief Operating Officer (principal financial officer), certify that:

1.	I have reviewed this annual report on Form 10-K of Westwood Holdings Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By: /s/ Brian O. Casey
Brian O. Casey, President and Chief Operating Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Westwood Holdings Group, Inc.:

We have audited the accompanying consolidated balance sheet of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of the Company for the year ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been retroactively adjusted to reflect the 1,003.8-for-1 stock split in the form of a dividend effective as of June 21, 2002. Our audit procedures with respect to the revisions identified in Note 2 with respect to 2001 and 2000 include (i) agreeing the previously reported per share and capital accounts to the previously issued financial statements and (ii) testing the mathematical accuracy of the revised per share and capital accounts giving effect to the stock split as required by accounting principles generally accepted in the United States of America. In our opinion, the revisions to per share and capital accounts for the stock split are appropriate. As described in Note 7, these financial statements have also been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123.” Our audit procedures with respect to the 2001 and 2000 disclosures in Note 7 included (i) agreeing the previously reported net income to the previously issued financial statements, (ii) agreeing the pro forma adjustments to reported net income representing deductions for total stock-based compensation expense determined under the fair value based method for awards to the Company’s underlying records obtained from management, and (iii) testing the mathematical accuracy of the reconciliation of reported net income to pro forma net income. In our opinion, the disclosures for 2001 and 2000 in Note 7 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to the revisions for the stock split and transition and disclosure requirements for stock based compensation described above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock options in 2002.

/s/ Deloitte & Touche LLP

February 19, 2003

Dallas, Texas

WE ARE INCLUDING IN THIS REPORT, PURSUANT TO RULE 2-02(E) OF REGULATION S-X, A COPY OF THE LATEST SIGNED AND DATED REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS FROM OUR PRIOR INDEPENDENT PUBLIC ACCOUNTANTS, ARTHUR ANDERSEN LLP. THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS WAS PREVIOUSLY ISSUED BY ARTHUR ANDERSEN, FOR FILING WITH THE REGISTRATION STATEMENT ON FORM 10 FILED BY WESTWOOD WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 6, 2002, AND HAS NOT BEEN REISSUED BY ANDERSEN. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS AND PERIODS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL YEARS ENDED DECEMBER 31, 2002.

Report of Independent Public Accountants

The Board of Directors and Stockholders

Westwood Holdings Group, Inc.:

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Dallas, Texas,

February 1, 2002

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

(in thousands, except par values and share amounts)

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$4,359	$149
Accounts receivable	2,186	2,397
Investments, at market value	14,230	15,571

Total current assets	20,775	18,117
Goodwill, net of accumulated amortization of $640	2,302	2,302
Other assets, net	1,043	634

Total assets	$24,120	$21,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,224	$876
Dividends payable	108	—
Compensation and benefits payable	3,523	3,986
Income taxes payable	81	2,028

Total current liabilities	4,936	6,890
Other liabilities	61	131

Total liabilities	4,997	7,021

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,394,522 and outstanding 5,394,145 shares at December 31, 2002; issued and outstanding 5,394,522 shares at December 31, 2001	54	54
Additional paid-in capital	9,579	9,415
Treasury stock, at cost – 377 shares	(6)	—
Notes receivable from stockholders	(3,598)	(3,536)
Retained earnings	13,094	8,099

Total stockholders’ equity	19,123	14,032

Total liabilities and stockholders’ equity	$24,120	$21,053

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands, except per share data)

	2002	2001	2000
REVENUES:
Advisory fees	$16,223	$14,918	$12,038
Trust fees	4,508	3,755	3,079
Other revenues	893	914	1,019

Total revenues	21,624	19,587	16,136

EXPENSES:
Employee compensation and benefits	9,149	8,042	6,890
Equity based compensation charge	—	3,976	—
Sales and marketing	442	485	452
Information technology	850	818	730
Professional services	1,075	702	281
General and administrative	1,444	1,206	1,171

Total expenses	12,960	15,229	9,524

Income before income taxes	8,664	4,358	6,612
Provision for income tax expense	3,453	3,097	2,628

Net income	$5,211	$1,261	$3,984

Earnings per share:
Basic	$0.97	$0.23	$0.74
Diluted	$0.97	$0.23	$0.74

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Westwood Holdings Group, Inc. Common Stock, Par	Westwood Management Corp. Common Stock, Par	Westwood Trust Common Stock, Par	Addi- tional Paid-In Capital	Treasury Stock	Notes Receivable from Stock- holders	Retained Earnings	Total
BALANCE, January 1, 2000	$54	$1	$165	$5,516	$—	$—	$2,854	$8,590
Net income							3,984	3,984
Noncash contribution				228				228

BALANCE, December 31, 2000	54	1	165	5,744	—	—	6,838	12,802
Formation of Westwood Holdings Group, Inc.		(1)	(165)	166				—
Net income							1,261	1,261
Notes issued to stockholders						(3,536)		(3,536)
Noncash contribution				3,505				3,505

BALANCE, December 31, 2001	54	—	—	9,415	—	(3,536)	8,099	14,032
Net income							5,211	5,211
Purchase of Treasury Stock					(6)			(6)
Dividends declared ($0.04 per share)							(216)	(216)
Stock options vested				164				164
Amortization of discount on Notes						(62)		(62)

BALANCE, December 31, 2002	$54	$—	$—	$9,579	$(6)	$(3,598)	$13,094	$19,123

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,211	$1,261	$3,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	157	167
Equity based compensation charge	—	3,976	—
Stock option expense	164	—	—
Accretion of discount on notes receivable from stockholders	(62)	—	—
SWS expense allocations not reimbursed by the Company	—	85	228
Purchases of investments	(2,187)	(1,493)	(3,955)
Sales of investments	3,960	817	5,826
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	211	(37)	(1,088)
(Increase) decrease in other assets	(408)	181	68
Increase in accounts payable and accrued liabilities	348	344	223
(Decrease) increase in compensation and benefits payable	(463)	824	1,120
(Decrease) increase in income taxes payable	(1,947)	549	876
(Decrease) increase in other liabilities	(70)	6	(41)

Net cash provided by operating activities	4,845	6,670	7,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(9,190)	(19,159)	(16,643)
Sales of money market funds	8,757	12,500	12,942
Purchase of fixed assets	(88)	(52)	(6)

Net cash used in investing activities	(521)	(6,711)	(3,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(6)	—	—
Cash dividends	(108)	—	—
Notes receivable	—	(4,093)	—

Net cash used in financing activities	(114)	(4,093)	—

NET INCREASE (DECREASE) IN CASH	4,210	(4,134)	3,701
Cash, beginning of year	149	4,283	582

Cash, end of year	$4,359	$149	$4,283

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,652	$2,270	$1,643

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2002, 2001 and 2000

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements are presented using the accrual basis of accounting. The accompanying financial statements of the Company include the financial statements of Management and Trust on a combined basis for periods prior to their contribution to the Company by SWS on December 14, 2001 and on a consolidated basis for the period on and after their contribution to the Company by SWS. All significant intercompany balances and transactions have been eliminated.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between the Company’s subsidiaries and their clients and are generally based on a percentage of AUM. Advisory and trust fees are generally payable in advance on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Other revenues generally consist of interest and investment income and consulting fees. These revenues are recognized as earned or as the services are performed.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less.

Investments

Money market securities are classified as available for sale securities and have no significant fluctuating values. All other marketable securities are classified as trading securities. All securities are carried at quoted market value on the accompanying balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. The Company realized $32,000 of gross investment gains and $8,000 of gross investment losses for the year 2002. The Company measures realized gains and losses on investments using the specific identification method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and have been included in other assets in the accompanying consolidated balance sheets. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term, which ends in 2004, using the straight-line method.

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 the Company discontinued its amortization of goodwill. Goodwill amortization during 2001 and 2000 was approximately $73,000. The adoption of SFAS 142 did not have a significant impact on the comparability of the Company’s earnings per share or net income. During the second quarter of 2002, the Company completed an impairment analysis of goodwill as of January 1, 2002, the date of adoption of SFAS 142. During the third quarter of 2002, the Company also completed its annual impairment assessment as required by SFAS 142. No impairment loss or transition adjustments were required. The Company has elected to perform its annual impairment assessment as of July 1.

Stock Split

On June 14, 2002 our Board of Directors approved a 1,003.8-for-1 stock split in the form of a stock dividend effective as of June 21, 2002. The following per share and capital accounts shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock split:

1.    Common stock at par and the related additional paid-in-capital accounts reflected in the accompanying consolidated balance sheets and statements of stockholders’ equity.

2.    Earnings per share amounts in Note 7 reflecting the impact of SWS options granted to employees.

3.    Weighted average shares and per share amounts presented in the earnings per share disclosures in Note 8.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Income Taxes

For periods prior to the Spin-off, the Company joined with SWS and its other subsidiaries in filing a consolidated Federal income tax return. SWS’s consolidated Federal income tax expense was allocated to the Company as if the Company filed a separate consolidated Federal income tax return, assuming the utilization of tax-planning strategies consistent with those utilized by SWS. For the period after the Spin-off, the Company will no longer be a member of the SWS consolidated affiliated group and will file a Federal income tax return as a consolidated group for the Company and its subsidiaries.

Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities as measured at enacted income tax rates that will be in effect when these differences reverse, and are included in other assets in the accompanying consolidated balance sheets. Deferred income tax expense is generally the result of changes in the deferred tax assets and liabilities.

Stock Options

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under the SFAS No. 123, “Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest. For stock options granted prior to January 1, 2002, the Company accounted for its option plan under the APB 25 intrinsic value model, which resulted in no compensation cost being recognized at date of grant or at the vesting of all such options on June 28, 2002. If the Company had continued to account for option grants under APB 25 for the 2002 fiscal year, reported net income would have been $5,318,000 for the year ended December 31, 2002.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. As of December 31, 2002, we had no such guarantees.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined by the Company using available information. The fair value amounts discussed in Note 4 are not necessarily indicative of either the amounts the Company would realize upon disposition of these instruments or the Company’s intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to mutual funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, primarily money market accounts, equals their fair value which is equal to the net asset value of the shares held as reported by the fund. The market values of our money market holdings generally do not fluctuate.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    ACCOUNTS RECEIVABLE:

The Company’s trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the years ended December 31, 2000 through 2002. The majority of the balances are advisory and trust fees receivable from customers and are believed to be fully collectable by us.

4.    INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Market Value
December 31, 2002:
U.S. Government and Government agency obligations	$1,508	$6	$—	$1,514
Funds:
Money Market	12,467			12,467
Equity	218	2	(15)	205
Bond	44			44

Marketable securities	$14,237	$8	$(15)	$14,230

December 31, 2001:
U.S. Government and Government agency obligations	$1,550	$26	$—	$1,576
Funds:
Money Market	11,948	—	—	11,948
Equity	901	—	(106)	795
Bond	1,210	42	—	1,252

Marketable securities	$15,609	$68	$(106)	$15,571

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

5.    INCOME TAXES:

Income tax expense for the years ended December 31, 2002, 2001 and 2000 (effective rate of 39.9% in 2002, 71.1% in 2001 and 39.7% in 2000) differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rate (34%) to income before income taxes. The Company’s tax expense was calculated based on the corporate tax rate of 34%. The difference between the Federal corporate tax rate of 34% and the effective tax rate is comprised of the following (in thousands):

	2002	2001	2000
Income tax expense at the statutory rate	$2,946	$1,482	$2,248
State franchise and income taxes	423	336	274
Nondeductible equity-based compensation	—	1,197	—
Other, net	84	82	106

	$3,453	$3,097	$2,628

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

	2002	2001	2000
State – current	$663	$490	$425
State – deferred	(13)	27	(4)
Federal – current	2,906	2,369	2,235
Federal – deferred	(103)	211	(28)

	$3,453	$3,097	$2,628

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 are presented below (in thousands):

	2002	2001
Difference between tax basis and recorded value of notes receivable from stockholders	$191	$214
Depreciation at rates different for tax than for financial reporting	49	34
Stock option expense	63	—
Deferred compensation liability	49	—
Accrued expenses	28	—
Other	(6)	10

Total deferred tax assets – included in other assets on the consolidated balance sheets	$374	$258

As a result of the Company’s history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.

6.    REGULATORY CAPITAL REQUIREMENTS:

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1 million. At December 31, 2002, Trust had total stockholders’ equity of approximately $4.1 million, which is $3.1 million in excess of its minimum capital requirement.

Trust is limited under applicable Texas law in the payment of dividends to undivided profits: that part of equity capital equal to the balance of net profits, income, gains and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At December 31, 2002, Trust had undivided profits of approximately $782,000.

7.    EMPLOYEE BENEFITS:

Stock Option Plan – Westwood options

At December 31, 2002 the Company’s employees participated in the Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan reserves shares of Westwood common stock for issuance to eligible employees of Westwood or its subsidiaries. Options granted under the Plan have a maximum ten-year term and vest over a period of four years.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of Westwood’s outstanding stock options issued to employees of the Company as of December 31, 2002 is presented below:

	2002
	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	—	—
Granted	226,000	$12.92
Exercised	—	—
Forfeited	(7,500)	12.90

Outstanding, end of period	218,500	12.92

Exercisable, end of period	—	—
Weighted-average fair value of options granted during period	$5.48

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2002:

2002
Expected volatility	35%
Risk-free interest rate	4.46%
Expected dividend yield	0.62%
Expected life	7 years

The following table summarizes information for Westwood stock options outstanding at December 31, 2002:

	Westwood Options Outstanding			Westwood Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.90 – 14.80	218,500	9.5 years	$12.92	—	—

Stock Option Plan – SWS options

Prior to June 28, 2002 and at December 31, 2001 and 2000, the Company’s employees participated in the SWS Stock Option Plan (the “1996 Plan”). The 1996 Plan reserves shares of SWS common stock for issuance to eligible employees of SWS or its subsidiaries. Shares reserved under this option plan reflect all stock dividends issued by SWS. Options granted under the 1996 Plan have a maximum ten-year term, and the vesting period is determined on an individual basis by the Stock Option Committee of SWS’s Board of Directors.

Options granted under the 1996 Plan to Westwood employees became fully vested as of June 28, 2002, the date of the spin-off, and Westwood was substituted for SWS as the employer of these employees. There were no grants of SWS options to Westwood employees during the year 2002.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of SWS’s outstanding stock options (reflecting adjustments as a result of the spin-off) issued to employees of the Company as of June 28, 2002 (the date of the spin-off), December 31, 2001 and 2000 is presented below:

	June 28, 2002		December 31, 2001		December 31, 2000
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	117,590	$22.92	83,033	$24.41	56,854	$24.49
Granted	—	—	31,000	18.99	30,950	28.75
Exercised	(1,497)	12.41	(1,103)	15.26	(2,065)	15.99
Forfeited	(1,366)	24.98	(3,472)	29.40	(8,149)	26.89
Adjustment for stock dividends/spin-off	26,277	—	8,132	—	5,443	—

Outstanding, end of period	141,004	18.65	117,590	$22.92	83,033	$24.41

Exercisable, end of period	141,004		49,283		25,717
Weighted-average fair value of options granted during period	—		$10.52		$23.08

The following table summarizes information for SWS stock options outstanding at June 28, 2002 issued to employees of the Company:

	SWS Options Outstanding			SWS Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$12.41-$15.45	80,113	7.4 years	$14.18	80,113	$14.18
$23.39-$26.05	60,891	7.7	24.53	60,891	24.53

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted to employees as well as non-employee directors subsequent to January 1, 2002 under the SFAS 123, “Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest.

Prior to January 1, 2002, the Company accounted for its option plan under the APB 25 intrinsic value model, which resulted in no compensation cost being recognized. If the Company had continued to account for option grants under APB 25 during 2002, reported net income would have been $5,318,000 for the twelve months ended December 31, 2002. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” requires certain transition disclosures, which are provided in the table below. Had compensation cost been determined valuing the options using the Black-Scholes option pricing model as provided in SFAS No. 123 prior to January 1, 2002, the Company’s net income and earnings per share would have been the pro forma amounts indicated below for the years ended December 31, 2002, 2001 and 2000 (the 2002 pro forma adjustment reflects the remaining fair value of previously unvested outstanding SWS options granted to our employees that became fully vested as of June 28, 2002):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002	2001	2000
Net income (in thousands)
As reported	$5,211	$1,261	$3,984
Add: stock-based employee compensation expense included in reported net income, net of tax	107	—	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,152)	(409)	(272)

Pro forma	4,166	852	3,712

Earnings per share
As reported – basic	0.97	0.23	0.74
As reported – diluted	0.97	0.23	0.74
Pro forma – basic	0.77	0.16	0.69
Pro forma – diluted	0.77	0.16	0.69

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000:

	2001	2000
Expected volatility	56%	81%
Risk-free interest rate	4.85%	5.72%
Expected dividend yield	1.77%	0.89%
Expected life	5 to 10 years	5 to 10 years

Westwood Holdings Group, Inc. Savings Plan

Westwood has a defined contribution 401(k) and profit sharing plan that was adopted in July 2002 and covers all of the Company’s employees. Westwood provided profit sharing plan benefits become fully vested after six years of service by the participant. There were no profit sharing contributions accrued or paid during the year 2002. For the 401(k) portion of the plan, Westwood provides a match of up to 4% of eligible compensation. Westwood’s matching contributions vest immediately and the expense totaled approximately $66,000 in 2002.

Prior to the spin-off, Westwood employees participated in SWS’ defined contribution profit sharing/401(k) plan. SWS provided profit sharing plan benefits became fully vested for Westwood employees at the time of the spin-off. Profit sharing contributions were accrued and funded at SWS’s discretion. Profit sharing expense related to the Company’s employees for 2002, 2001 and 2000 was approximately $0, $38,000 and $251,000, respectively. The 401(k) portion of the plan began in January 2000, and SWS provided a match of up to 4% of eligible compensation. SWS’s matching contributions vest immediately and the expense totaled approximately $85,000, $127,000 and $117,000 in 2002, 2001 and 2000, respectively.

8.    EARNINGS PER SHARE:

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended December 31, 2002, 2001 and 2000, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares held in the Westwood Holdings Group, Inc. Deferred Compensation Plan. Diluted earnings per common share is computed using the treasury stock method.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	2002	2001	2000
Net income	$5,211	$1,261	$3,984

Weighted average shares outstanding – basic	5,394,145	5,394,522	5,394,522
Dilutive potential shares from stock options	—	—	—
Dilutive potential shares from deferred compensation plan	377	—	—

Weighted average shares outstanding – diluted	5,394,522	5,394,522	5,394,522

Earnings per share – basic	$0.97	$0.23	$0.74
Earnings per share – diluted	$0.97	$0.23	$0.74

Earnings per share have been retroactively adjusted to give effect to the stock split effected in the form of a stock dividend on June 21, 2002.

9.    COMMITMENTS AND CONTINGENCIES:

Trust has acted as corporate trustee for the Richard A. Boykin, Jr. Family Trust (the “Boykin Trust “) for several years. As corporate trustee, we filed in November 2001 a voluntary petition for bankruptcy on behalf of the Boykin Trust because it was subject to various pending legal actions, outstanding judgments and owed money to numerous creditors, including trustee fees and other amounts advanced by us that are owed to us in connection with our representation. The petition seeks the liquidation of the Boykin Trust’s assets and seeks to maximize the distribution to the Boykin Trust’s creditors on an equitable basis. SWS has agreed to indemnify us and parties related to us from and against any and all past and future liabilities or expenses in excess of $500,000 (other than unpaid trustee fees due to Trust for the period after the spin-off) arising from or in connection with the Boykin Trust, for which we currently serve as trustee. As of December 31, 2002 the Company had reached the $500,000 ceiling. We expect that SWS will pay any future liabilities and expenses related to this matter.

The Company leases its offices under non-cancelable operating lease agreements. Rental expense for facilities and equipment leases for fiscal years 2002, 2001 and 2000 aggregated approximately $594,000, $591,000 and $601,000, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of income.

At December 31, 2002, the future rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2003	$524
2004	308
2005	31
2006	23
2007	8
Thereafter	—

Total payments due	$894

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    AFFILIATE TRANSACTIONS:

SWS, through its principal subsidiary, SWS Securities, Inc., provided accounting, technology and administrative services for the Company in 2002 up until June 28, 2002, the date of the spin-off, and in the years 2001 and 2000. Management serves as investment advisor for the SWS cash reserve funds, and Trust serves as custodian for the SWS cash reserve funds and as trustee for the assets of the SWS Deferred Compensation Plan.

The accompanying financial statements include the following revenues (in thousands) from transactions with SWS and its subsidiaries other than Management and Trust:

	2002 (through June 28)	2001	2000
Advisory fees	$241	$441	$329
Trust fees	136	234	167

The accompanying financial statements include the following expenses (in thousands) for charges from SWS and its subsidiaries other than Management and Trust.

	2002 (through June 28)	2001	2000
Employee benefits	$58	$190	$169
Information technology	113	269	232
Professional services	—	34	35
General and administrative	36	62	55

Total	$207	$555	$491

These expenses were allocated from SWS on the basis of the Company’s relative number of employees, relative revenues, or other allocation bases. These allocated expenses represent services provided by SWS prior to the spin-off including human resources, accounting, internal audit, income tax, legal, insurance, and information technology. Including the allocation of SWS expenses, the expenses in these consolidated financial statements include all of the costs attributable to the Company’s operations. However, because the Company operated as a subsidiary of SWS and because the expenses included in these consolidated financial statements include allocations of SWS’s expenses, the expenses included in these consolidated statements do not purport to be the expenses that the Company would have incurred had it been an independent company.

If one or more persons acquire a 50% or greater interest in SWS or the Company as part of a plan or series of related transactions that included the spin-off, SWS would be taxed on the spin-off as if the spin-off had been a sale. Any acquisition that occurs during the four-year period beginning two years before the spin-off will be presumed to be a part of a plan or a series of transactions that included the spin-off. SWS or the Company, whichever is responsible for triggering a change-in-control, will bear any related taxes that arise.

11.    SEGMENT REPORTING:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trust

The Trust segment provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that Trust sponsors.

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Management	Trust	Other	Eliminations	Consolidated
2002
Net revenues from external sources	$16,784	$4,638	$202	$—	$21,624
Net intersegment revenues	1,584	—	—	(1,584)	—
Net interest revenue	141	128	225	—	494
Depreciation and amortization	81	7	—	—	88
Income before income taxes	7,884	718	62	—	8,664
Segment assets	19,142	4,330	648	—	24,120
Expenditures for long-lived assets	74	14	—	—	88

2001
Net revenues from external sources	$15,663	$3,917	$7	$—	$19,587
Net intersegment revenues	1,187	—	4,994	(6,181)	—
Net interest revenue	432	184	7	—	623
Depreciation and amortization	127	30	—	—	157
Income (loss) before income taxes	7,776	550	1,026	(4,994)	4,358
Segment assets	17,306	4,208	13,797	(14,258)	21,053
Expenditures for long-lived assets	48	4	—	—	52

2000
Net revenues from external sources	$12,832	$3,304	$—	$—	$16,136
Net intersegment revenues	921	—	—	(921)	—
Net interest revenue	341	149	—	—	490
Depreciation and amortization	137	30	—	—	167
Income before income taxes	6,073	539	—	—	6,612
Segment assets	14,934	3,692	—	(526)	18,100
Expenditures for long-lived assets	4	2	—	—	6

12.    EQUITY-BASED COMPENSATION IN 2001:

On December 14, 2001, SWS sold shares of the Company’s common stock, constituting 19.82% of the Company’s outstanding common stock, to five of the Company’s executive officers for cash consideration of $4,093,000, a price premised upon an understanding reached in October 2001 that SWS would sell the shares of the Company’s common stock based on their value at September 30, 2001, after applying appropriate valuation discounts. The Company loaned the executive officers $4,093,000 on a full-recourse basis, evidenced by notes secured by the stock, payable in nine years and bearing interest at 3.93%.

Because the notes are receivable in connection with the sale of the Company’s common stock, they were recorded at their fair value of $3,536,000 as an offset to stockholders’ equity. The difference between the face amount of the notes and their fair value is due to the difference between the stated interest rate and an estimated market interest rate of 6.0%.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the fair value for financial reporting purposes of the stock on December 14, 2001, $7,512,000, and the fair value of the note, $3,536,000, was recorded as an equity-based compensation charge of $3,976,000. The difference between the value of the stock, $7,512,000, and the cash consideration paid to SWS of $4,093,000, is an expense incurred by SWS for the Company and is reflected as an equity-based compensation expense with the offset as a contribution to the Company’s additional paid-in capital. The remainder of the equity-based compensation expense is the difference between the face and fair value of the notes, $557,000.

The difference between the $4,093,000 paid for the stock and the fair value of the stock for financial reporting purposes on December 14, 2001, is attributable to an increase in assets under management and the common stock prices of comparable public companies between September 30, 2001 and December 14, 2001. The amount of assets under management, which is a factor in determining the Company’s revenues, and the common stock prices of comparable public companies are significant considerations in estimating the value of the Company. In addition, the $4,093,000 valuation included a 35% discount for lack of marketability. For financial accounting purposes, no discount for lack of marketability was recorded, which accounts for $2,204,000 of the difference between $7,512,000 and $4,093,000.

13.    CONCENTRATION:

During the years ended December 31, 2002, 2001 and 2000, no customer accounted for 10% or more of the Company’s revenues. For the twelve months ended December 31, 2002, our largest three clients accounted for 15.7% of total revenues.

14.    ACCOUNTS PAYABLE AND ACCRUED LIABLITIES:

At December 31, 2002 and 2001, accounts payable and accrued liabilities included accrued franchise taxes of approximately $610,000 and $492,000, respectively.

15.    SUBSEQUENT EVENTS:

On February 3, 2003, the Company declared a special cash dividend of $0.08 per share as well as a quarterly cash dividend of $0.02 per share on common stock for stockholders of record on March 17, 2003.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	Quarter

2002	First	Second	Third	Fourth

Revenues	$5,532	$5,538	$5,541	$5,013
Income before income taxes	2,279	2,098	2,097	2,191
Net income	1,386	1,259	1,204	1,363
Basic earnings per common share	0.26	0.23	0.22	0.25
Diluted earnings per common share	0.26	0.23	0.22	0.25

	Quarter

2001	First	Second	Third	Fourth

Revenues	$4,720	$4,852	$4,905	$5,109
Income (loss) before income taxes	1,867	2,260	2,182	(1,952)
Net income (loss)	1,140	1,357	1,252	(2,488)
Basic earnings (loss) per common share	0.21	0.25	0.23	(0.46)
Diluted earnings (loss) per common share	0.21	0.25	0.23	(0.46)

Note: Quarterly numbers may not add to total year numbers due to rounding.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Distribution Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. **

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. ***

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. ***

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. ***

10.1	Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan *+

10.2	Westwood Holdings Group, Inc. Deferred Compensation Plan ****+

10.3	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. **

10.4	Transition Services Agreement between SWS Group, Inc., Westwood Management Corporation and Westwood Trust **

10.5	Promissory Note and Pledge Agreement between Susan Byrne and Westwood Holdings Group, Inc. ****

10.6	Promissory Note and Pledge Agreement between Brian Casey and Westwood Holdings Group, Inc. ****

10.7	Promissory Note and Pledge Agreement between Patricia Fraze and Westwood Holdings Group, Inc. ****

10.8	Promissory Note and Pledge Agreement between Lynda Calkin and Westwood Holdings Group, Inc. ****

10.9	Promissory Note and Pledge Agreement between Joyce Schaer and Westwood Holdings Group, Inc. ****

10.10	Office Lease between Westwood Management Corporation and Crescent Real Estate Funding I, dated as of April 4, 1990, and amendment thereto ****

10.11	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 ****

10.12	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corporation, dated as of December 30, 1996 ****

10.13	Calkin Severance Agreement *+

21.1	Subsidiaries ****

23.1	Consent of Deloitte & Touche LLP, Independent Auditors. *

24.1	Power of Attorney (included on first signature page) *

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.
***	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.
****	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.
+	Indicates management contract or compensation plan, contract or arrangement.

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this Report.

(i)	Current Report on Form 8-K filed on November 20, 2002 reporting a dividend declaration.

(c)	The Index to Exhibits filed or incorporated by reference pursuant to Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature pages to this Report.

(d)	Not applicable.