Form 10-Q
period 2003-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2003-04-23
CIK 1165002

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period

Ended March 31, 2003.

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period

from                      to                     .

Commission file number 1-31234

WESTWOOD HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2969997
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

300 CRESCENT COURT, SUITE 1300

        DALLAS, TEXAS 75201

(Address of Principal Executive Office)(Zip Code)

TELEPHONE NUMBER (214) 756-6900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value — 5,394,169 shares as of April 23, 2003.

WESTWOOD HOLDINGS GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and December 31, 2002

(in thousands, except par value and share amounts)

	March 31, 2003 (unaudited)	December 31, 2002
ASSETS

Current Assets:
Cash and cash equivalents	$3,588	$4,359
Accounts Receivable	2,199	2,186
Investments, at market value	15,245	14,230

Total current assets	21,032	20,775
Goodwill, net of accumulated amortization of $640	2,302	2,302
Other assets, net	972	1,043

Total assets	$24,306	$24,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$728	$701
Dividends payable	539	108
Compensation and benefits payable	871	3,523
Income taxes payable	1,358	604

Total current liabilities	3,496	4,936
Other liabilities	53	61

Total liabilities	3,549	4,997

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,394,522 and outstanding 5,394,169 shares at March 31, 2003; issued 5,394,522 and outstanding 5,394,145 shares at December 31, 2002	54	54
Additional paid-in capital	9,646	9,579
Treasury stock, at cost – 353 shares at March 31, 2003 and 377 shares at December 31, 2002	(6)	(6)
Notes receivable from stockholders	(2,742)	(3,598)
Retained earnings	13,805	13,094

Total stockholders’ equity	20,757	19,123

Total liabilities and stockholders’ equity	$24,306	$24,120

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2003	2002
REVENUES:
Advisory fees	$3,620	$4,212
Trust fees	1,139	1,133
Other revenues	253	187

Total revenues	5,012	5,532

EXPENSES:
Employee compensation and benefits	2,119	2,220
Sales and marketing	143	120
Information technology	175	222
Professional services	259	367
General and administrative	349	324

Total expenses	3,045	3,253

Income before income taxes	1,967	2,279
Provision for income tax expense	717	893

Net income	$1,250	$1,386

Earnings per share:
Basic	$0.23	$0.26
Diluted	$0.23	$0.26

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2003

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par	Additional Paid-In Capital	Treasury Stock	Notes Receivable from Stockholders	Retained Earnings	Total
BALANCE, January 1, 2003	$54	$9,579	$(6)	$(3,598)	$13,094	$19,123
Net income					1,250	1,250
Sale of Treasury Stock – 24 shares			—			—
Dividends declared ($0.10 per share)					(539)	(539)
Stock options vested		67				67
Collections of Notes				965		965
Amortization of discount on Notes				(109)		(109)

BALANCE, March 31, 2003	$54	$9,646	$(6)	$(2,742)	$13,805	$20,757

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,250	$1,386
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24	18
Stock option expense	67	—
Accretion of discount on notes receivable from stockholders	(109)	(16)
Purchases of investments	(2,561)	(293)
Sales of investments	1,765	302
Change in operating assets and liabilities:
Increase in accounts receivable	(13)	(429)
Decrease (increase) in other assets	86	(401)
Increase in accounts payable and accrued liabilities	27	142
Decrease in compensation and benefits payable	(2,652)	(2,873)
Increase (decrease) in income taxes payable	754	(1,255)
Decrease in other liabilities	(8)	(20)

Net cash used in operating activities	(1,370)	(3,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(720)	(2,201)
Sales of money market funds	501	6,504
Purchase of fixed assets	(39)	—

Net cash (used in) provided by investing activities	(258)	4,303

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(108)	—
Payments on notes receivable from stockholders	965	—

Net cash provided by financing activities	857	—

NET (DECREASE) INCREASE IN CASH	(771)	864
Cash and cash equivalents, beginning of period	4,359	149

Cash and cash equivalents, end of period	$3,588	$1,013

Supplemental cash flow information:
Cash paid during the period for income taxes	$4	$2,255

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2003 and 2002

(Unaudited)

1.    DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood”, the “Company”, “we” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001, as a subsidiary of SWS Group, Inc. (“SWS”). On June 28, 2002, SWS completed the spin-off of Westwood by effecting a dividend distribution of all of the Westwood common stock held by SWS to all of its stockholders on a pro rata basis. Westwood is now an independent public company, with SWS having no continuing ownership interest in the Company. As part of the spin-off, Westwood entered into various agreements with SWS that address the allocation of certain rights and obligations and that define the Westwood’s relationship with SWS after the spin-off, including a distribution agreement, a tax separation agreement and a transition services agreement. For a more detailed discussion of the spin-off and the various agreements entered into by Westwood and SWS, see the Registration Statement on Form 10 filed by Westwood with the Securities and Exchange Commission on June 6, 2002.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2003, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003 or any future period.

Since the Company was operated as a part of SWS until June 28, 2002, the date of the spin-off, the accompanying financial information for periods prior to the date of the spin-off may not necessarily reflect what the results of operations, financial position, or cash flows of the Company would have been if the Company had been a separate, independent company during this time. Within these consolidated financial statements and accompanying notes, historical transactions and events involving Management and Trust are discussed as if the Company were the entity involved in the transaction or event unless the context indicates otherwise.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2003 and 2002

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Stock Split

On June 14, 2002 Westwood’s Board of Directors approved a 1,003.8-for-1 stock split in the form of a stock dividend effective as of June 21, 2002. The following per share and capital accounts shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock split:

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2003 and 2002

(Unaudited)

1. Common stock at par and the related additional paid-in-capital accounts reflected in the accompanying consolidated balance sheets.

2. Weighted average shares and per share amounts presented in the earnings per share disclosures in Note 5 to the consolidated financial statements.

Federal Income Taxes

For periods prior to the Spin-off, the Company joined with SWS and its other subsidiaries in filing a consolidated Federal income tax return. SWS’s consolidated Federal income tax expense was allocated to the Company as if the Company filed a separate consolidated Federal income tax return, assuming the utilization of tax-planning strategies consistent with those utilized by SWS. The Company is now no longer a member of the SWS consolidated affiliated group and files a Federal income tax return as a consolidated group for the Company and its subsidiaries.

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

Stock Options

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under the SFAS No. 123, “Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest. For stock options granted prior to January 1, 2002, the Company accounted for its option plan under the APB 25 intrinsic value model, which resulted in no compensation cost being recognized at date of grant or at the vesting of the SWS options on June 28, 2002. If the Company had continued to account for option grants under APB 25 for the 2003 period, reported net income would have been $1,293,000 for the period ended March 31, 2003.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined by the Company using available information. The fair value amounts discussed in Note 3 are not necessarily indicative of either the amounts the Company would realize upon disposition of these instruments or the Company’s intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to mutual funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, primarily money market accounts, equals their fair value which is equal to the net asset value of the shares held as reported by the fund. The market values of the Company’s money market holdings generally do not fluctuate.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2003 and 2002, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2003 and 2002

(Unaudited)

outstanding plus the effect of the dilutive impact of stock options. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three months ended March 31,
	2003	2002
Net income	$1,250	$1,386

Weighted average shares outstanding – basic	5,394,159	5,394,522
Dilutive potential shares from stock options	563	—
Dilutive potential shares from deferred compensation plan	353	—

Weighted average shares outstanding – diluted	5,395,075	5,394,522

Earnings per share – basic	$0.23	$0.26
Earnings per share – diluted	$0.23	$0.26

Earnings per share have been retroactively adjusted to give effect to the stock split effected in the form of a stock dividend on June 21, 2002.

3.    INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2003:
U.S. Government and Government agency obligations	$1,580	$3	$—	$1,583
Funds:
Money Market	12,647			12,647
Equity	973	3	(39)	937
Bond	77	1		78

Marketable securities	$15,277	$7	$(39)	$15,245

December 31, 2002:
U.S. Government and Government agency obligations	$1,508	$6	$—	$1,514
Funds:
Money Market	12,467			12,467
Equity	218	2	(15)	205
Bond	44			44

Marketable securities	$14,237	$8	$(15)	$14,230

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2003 and 2002

(Unaudited)

4.    EQUITY:

On February 3, 2003, Westwood’s Board of Directors approved the payment of a special dividend of $0.08 per common share as well as a quarterly cash dividend of $0.02 per common share payable on April 1, 2003 to stockholders of record on March 17, 2003. The total dividend payable was $539,000 at March 31, 2003.

On February 1, 2003 certain executive officers made principal payments of approximately $965,000 on loans made by Westwood to executive officers to enable them to purchase shares in the Company from SWS in December 2001. A proportionate share of the discount on the notes receivable from stockholders was accreted through the statement of income for the quarter ended March 31, 2003.

5.    SEGMENT REPORTING:

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

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2003
Net revenues from external sources	$3,731	$1,148	$133	$—	$5,012
Net intersegment revenues	418	—	—	(418)	—
Income before income taxes	1,711	169	87	—	1,967
Segment assets	18,569	4,437	1,300	—	24,306
Segment goodwill	1,790	512	—	—	2,302

Three months ended March 31, 2002
Net revenues from external sources	$4,349	$1,128	$55	$—	$5,532
Net intersegment revenues	391	—	—	(391)	—
Income (loss) before income taxes	2,097	127	55	—	2,279
Segment assets	14,124	4,059	235	—	18,418
Segment goodwill	1,790	512	—	—	2,302

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2003 and 2002

(Unaudited)

6.    CONTINGENCIES:

Trust has acted as corporate trustee for the Richard A. Boykin, Jr. Family Trust (the “Boykin Trust”) for several years. As corporate trustee, Trust filed a voluntary petition for bankruptcy on behalf of the Boykin Trust because it was subject to various pending legal actions, outstanding judgments and owes money to numerous creditors, including trustee fees and other amounts advanced by Trust that are owed to Trust. The petition seeks the liquidation of the Boykin Trust’s assets and seeks to maximize the distribution to the Boykin Trust’s creditors on an equitable basis. SWS has agreed to indemnify us and parties related to us from and against any and all past and future liabilities or expenses in excess of $500,000 (other than unpaid trustee fees due to Trust for the period after the spin-off) arising from or in connection with the Boykin Trust, for which Trust currently serves as trustee. The Company reached the $500,000 expense ceiling in the quarter ended September 30, 2002. The Company expects that SWS will pay any future liabilities and expenses related to this matter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Business—Forward-Looking Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Such risks include, without limitation, risks related to our limited operating history as an independent public company; risks related to some members of our management being critical to our success and our inability to attract and retain key employees, which could compromise our future success; risks related to some of our executive officers having substantial influence over our investment policies; risks related to the negative performance of the securities markets; risks related to poor investment performance of the assets managed by us; risks related to our business being dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal and the related risk of losing any of our clients on very short notice; risks related to having a small number of clients account for a substantial portion of our business; risks related to any event that negatively affects the asset management industry; risk related to the substantial cost and time required to introduce new asset classes in our industry; risks related to our inability to successfully and timely expand our asset classes; risks related to our business being subject to pervasive regulation with attendant costs of compliance and serious consequences for violations; risks related to potential misuse of assets and information in the possession of our portfolio managers and employees; risks related to acquisitions, which may be part of our long-term business strategy and involve inherent risks that could compromise the success of the combined business and dilute the holdings of our stockholders; risks related to various factors hindering our ability to declare and pay dividends; risks related to our business being vulnerable to systems failures; risks related to the limited trading history of our common stock, which may make it difficult to predict the prices at which our stock will trade; risks related to our inability to rely on SWS to fund our capital requirements; risks related to the indemnification obligations contained in the distribution agreement and the tax separation agreement that we entered into with SWS and that neither party may be able to satisfy; risks related to certain provisions in our charter documents discouraging a third party from acquiring control of us; and risks related to conflicts of interests of members of our Board of Directors due to their relationship with SWS.

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

Assets Under Management

Assets under management decreased $165 million, or 4.1%, to $3.8 billion at March 31, 2003, compared with $4.0 billion at March 31, 2002. Average assets under management for the first quarter of 2003 were $3.9 billion compared to $4.1 billion for the first quarter of 2002, a decrease of 2.6%. The decline in assets under management was principally attributable to market depreciation of assets under management offset by inflows of assets from new and existing clients. The following table sets forth Management and Trust’s assets under management as of March 31, 2003 and March 31, 2002:

	As of March 31, (1) (in millions)		% Change
	2003	2002	March 31, 2003 vs. March 31, 2002
Westwood Management Corp.
Separate Accounts	$1,622	$2,239	(27.6)%
Subadvisory	1,057	447	136.5
Gabelli Westwood Funds	409	521	(21.5)
Managed Accounts	111	131	(15.3)

Total	3,199	3,338	(4.2)

Westwood Trust
Commingled Funds	511	504	1.4
Private Accounts	63	74	(14.9)
Agency/Custody Accounts	46	68	(32.4)

Total	620	646	(4.0)

Total Assets Under Management	$3,819	$3,984	(4.1)%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $488 million and $440 million as of March 31, 2003 and 2002, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

Results of Operations

The following table and discussion of our results of operations for the three months ended March 31, 2003 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three Months Ended March 31, (in thousands)		% Change
	2003	2002	2003 vs. 2002
Revenues
Advisory fees	$3,620	$4,212	(14.1)%
Trust fees	1,139	1,133	0.5
Other revenues	253	187	35.3

Total revenues	5,012	5,532	(9.4)

Expenses
Employee compensation and benefits	2,119	2,220	(4.5)
Sales and marketing	143	120	19.2
Information technology	175	222	(21.2)
Professional services	259	367	(29.4)
General and administrative	349	324	7.7

Total expenses	3,045	3,253	(6.4)
Income before income taxes	1,967	2,279	(13.7)
Provision for income tax expense	717	893	(19.7)

Net income	$1,250	$1,386	(9.8)%

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Total Revenues. Our total revenues decreased by 9.4% to $5.0 million for the three months ended March 31, 2003 compared with $5.5 million for the three months ended March 31, 2002. Advisory fees decreased by 14.1% to $3.6 million for the three months ended March 31, 2003 compared with $4.2 million for the three months ended March 31, 2002 primarily as a result of decreased average assets under management due to market depreciation of assets under management offset by inflows of assets from new and existing clients. Trust fees increased by 0.5% to $1.1 million for the three months ended March 31, 2003 primarily due to an increase in cash reserve funds under custody as well as inflows of assets from new and existing clients offset by market depreciation of assets under management. Other revenues, which generally consists of interest and investment income and consulting fees, increased by 35.3% to $253,000 for the three months ended March 31, 2003 compared with $187,000 for the three months ended March 31, 2002. Other revenues increased primarily as a result of increased dividend income as well as increased interest income due to accretion of discount on notes receivable from stockholders created by principal payments by certain executive officers.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, benefits and incentive compensation. Employee compensation and benefits decreased by 4.5% to $2.1 million for the three months ended March 31, 2003 compared with $2.2 million for the three months ended March 31, 2002. This decrease resulted primarily from lower incentive compensation expense partially offset by higher salary expense and increases in the size of our professional staff. At March 31, 2003 we had 44 full-time employees compared with 41 full-time employees at March 31, 2002. Additionally, for the three months ended March 31, 2003 we recognized stock option expense of $67,000, while for the three months ended March 31, 2002 we did not incur an expense for stock options.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and advertising costs. Sales and marketing costs increased by 19.2% to $143,000 for the three months ended March 31, 2003 compared with $120,000 for the three months ended March 31, 2002. The increase in these expenses is primarily the result of increased expenditures for marketing to institutional investment consultants.

Information Technology. Information technology expenses generally consist of costs associated with computing hardware and software licenses, maintenance and support, telecommunications, proprietary investment research tools and other related costs. Information technology costs decreased by 21.2% to $175,000 for the three months ended March 31, 2003 compared with $222,000 for the three months ended March 31, 2002. The decrease in these expenses is primarily due to costs related to redeveloping our website, which were incurred in the 2002 period but not in the 2003 period.

Professional Services. Professional services expenses generally consist of costs associated with legal, audit and other professional services. Professional services expenses decreased by 29.4% to $259,000 for the three months ended March 31, 2003 compared with $367,000 for the three months ended March 31, 2002. The decrease in these expenses is primarily the result of the absence from the 2003 period of spin-off related legal and accounting expenses as well as legal expenses related to the Boykin matter that were incurred in the 2002 period. See Note 6 in the Notes to Interim Consolidated Financial Statements included herewith for more information on the Boykin matter. This decline was partially offset by increased legal and accounting costs associated with being public, as well as increased professional recruiter fees incurred as we added to the professional staff on our investment management team.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 7.7% to $349,000 for the three months ended March 31, 2003 compared with $324,000 for the three months ended March 31, 2002. The increase in these expenses is primarily the result of increased corporate insurance and investor relations costs, as well as annual New York Stock Exchange listing fees.

Provision for Income Tax Expense. Provision for income tax expense decreased by 19.7% to $717,000 for the three months ended March 31, 2003 compared with $893,000 for the three months ended March 31, 2002, reflecting an effective tax rate of 36.5% and 39.2% for the three months ended March 31, 2003 and March 31, 2002, respectively. The decrease in the effective tax rate is primarily due to an increase in deferred tax assets related to employee deferrals into our deferred compensation plan in the first quarter of 2003.

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2003, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2003, cash flow used in operating activities, principally our investment advisory business, was $1.4 million and was primarily the result of annual cash incentive compensation payments in January 2003. At March 31, 2003, we had working capital of $17.5 million. Cash flow used in investing activities during the three months ended March 31, 2003 was $258,000. Cash flow provided by financing activities during the three months ended March 31, 2003 was $857,000 and was primarily due to loan principal payments received from certain executive officers totaling approximately $965,000.

We had cash and investments of $18.8 million at March 31, 2003, as compared to $18.6 million at December 31, 2002. We had no liabilities for borrowed money at March 31, 2003, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 23, 2003	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ SUSAN M. BYRNE

Susan M. Byrne Chief Executive Officer (Principal Executive Officer)

	By:	/s/ BRIAN O. CASEY

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

Dated: April 23, 2003

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

Dated: April 23, 2003