Form 10-Q
period 2003-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2003-07-30
CIK 1165002

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2003.

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

Common Stock, $0.01 Par Value — 5,394,169 shares as of July 28, 2003.

WESTWOOD HOLDINGS GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2003 and December 31, 2002

(in thousands, except par value and share amounts)

	June 30, 2003 (unaudited)	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$3,644	$4,359
Accounts receivable	1,996	2,186
Investments, at market value	16,116	14,230

Total current assets	21,756	20,775
Goodwill, net of accumulated amortization of $640	2,302	2,302
Other assets, net	940	1,043

Total assets	$24,998	$24,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$834	$701
Dividends payable	108	108
Compensation and benefits payable	1,727	3,523
Income taxes payable	340	604

Total current liabilities	3,009	4,936
Other liabilities	47	61

Total liabilities	3,056	4,997

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,394,522 and outstanding 5,394,169 shares at June 30, 2003; issued 5,394,522 and outstanding 5,394,145 shares at December 31, 2002	54	54
Additional paid-in capital	9,717	9,579
Treasury stock, at cost – 353 shares at June 30, 2003 and 377 shares at December 31, 2002	(6)	(6)
Notes receivable from stockholders	(2,719)	(3,598)
Retained earnings	14,896	13,094

Total stockholders’ equity	21,942	19,123

Total liabilities and stockholders’ equity	$24,998	$24,120

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
REVENUES:
Advisory fees	$3,693	$4,115	$7,313	$8,327
Trust fees	1,071	1,171	2,210	2,304
Other revenues	306	252	559	439

Total revenues	5,070	5,538	10,082	11,070

EXPENSES:
Employee compensation and benefits	2,202	2,127	4,321	4,347
Sales and marketing	178	160	321	280
Information technology	208	238	383	460
Professional services	159	439	418	806
General and administrative	363	476	712	800

Total expenses	3,110	3,440	6,155	6,693

Income before income taxes	1,960	2,098	3,927	4,377
Provision for income tax expense	761	839	1,478	1,732

Net income	$1,199	$1,259	$2,449	$2,645

Earnings per share:
Basic	$0.22	$0.23	$0.45	$0.49
Diluted	$0.22	$0.23	$0.45	$0.49

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2003

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par	Additional Paid-In Capital	Treasury Stock	Notes Receivable from Stockholders	Retained Earnings	Total
BALANCE, January 1, 2003	$54	$9,579	$(6)	$(3,598)	$13,094	$19,123
Net income					2,449	2,449
Sale of treasury stock – 24 shares			—			—
Dividends declared ($0.12 per share)					(647)	(647)
Stock options vested		138				138
Collections of notes				1,003		1,003
Accretion of discount on notes				(124)		(124)

BALANCE, June 30, 2003	$54	$9,717	$(6)	$(2,719)	$14,896	$21,942

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,449	$2,645
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	52	35
Stock option expense	138	—
Accretion of discount on notes receivable from stockholders	(124)	(31)
Purchases of investments	(4,549)	(760)
Sales of investments	3,615	1,107
Change in operating assets and liabilities:
Decrease in accounts receivable	190	125
Decrease (increase) in other assets	144	(97)
Increase in accounts payable and accrued liabilities	133	314
Decrease in compensation and benefits payable	(1,796)	(2,820)
Decrease in income taxes payable	(264)	(617)
Decrease in other liabilities	(14)	(21)

Net cash used in operating activities	(26)	(120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(1,455)	(5,569)
Sales of money market funds	503	8,585
Purchase of fixed assets	(93)	(16)

Net cash (used in) provided by investing activities	(1,045)	3,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(647)	—
Payments on notes receivable from stockholders	1,003	—

Net cash provided by financing activities	356	—

NET (DECREASE) INCREASE IN CASH	(715)	2,880
Cash and cash equivalents, beginning of period	4,359	149

Cash and cash equivalents, end of period	$3,644	$3,029

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,820	$2,660

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2003 and 2002

(Unaudited)

1. DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood”, the “Company”, “we” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001, as a subsidiary of SWS Group, Inc. (“SWS”). On June 28, 2002, SWS completed the spin-off of Westwood by effecting a dividend distribution of all of the Westwood common stock held by SWS to all of its stockholders on a pro rata basis. Westwood is now an independent public company, with SWS having no continuing ownership interest in the Company. As part of the spin-off, Westwood entered into various agreements with SWS that address the allocation of certain rights and obligations and that define Westwood’s relationship with SWS after the spin-off, including a distribution agreement, a tax separation agreement and a transition services agreement. For a more detailed discussion of the spin-off and the various agreements entered into by Westwood and SWS, see the Registration Statement on Form 10 filed by Westwood with the Securities and Exchange Commission on June 6, 2002.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2003, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003 or any future period.

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

For the six months ended June 30, 2003 and 2002

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

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Federal Income Taxes

For periods prior to the Spin-off, the Company joined with SWS and its other subsidiaries in filing a consolidated Federal income tax return. SWS’s consolidated Federal income tax expense was allocated to the Company as if the Company filed a separate consolidated Federal income tax return, assuming the utilization of tax-

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2003 and 2002

(Unaudited)

planning strategies consistent with those utilized by SWS. The Company is now no longer a member of the SWS consolidated affiliated group and files a Federal income tax return as a consolidated group for the Company and its subsidiaries.

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

Stock Options

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under the SFAS No. 123, “Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest. For stock options granted prior to January 1, 2002, the Company accounted for its option plan under the APB 25 intrinsic value model, which resulted in no compensation cost being recognized at date of grant or at the vesting of the SWS options on June 28, 2002. If the Company had continued to account for option grants under APB 25 for the 2003 period, reported net income would have been $1,245,000 and $2,539,000 for the three and six months ended June 30, 2003, respectively.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined by the Company using available information. The fair value amounts discussed in Note 3 are not necessarily indicative of either the amounts the Company would realize upon disposition of these instruments or the Company’s intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to mutual funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, primarily money market accounts, equals their fair value, which is equal to the net asset value of the shares held as reported by the fund. The market values of the Company’s money market holdings generally do not fluctuate.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2003 and 2002, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and the dilutive impact of shares of the Company’s common stock held in the deferred compensation plan. Diluted earnings per common share is computed using the treasury stock method.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2003 and 2002

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$1,199	$1,259	$2,449	$2,645

Weighted average shares outstanding – basic	5,394,169	5,394,522	5,394,164	5,394,522
Dilutive potential shares from stock options	1,712	—	1,529	—
Dilutive potential shares from deferred compensation plan	353	—	353	—

Weighted average shares outstanding – diluted	5,396,234	5,394,522	5,396,046	5,394,522

Earnings per share – basic	$0.22	$0.23	$0.45	$0.49
Earnings per share – diluted	$0.22	$0.23	$0.45	$0.49

3. INVESTMENTS:
Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2003:
U.S. Government and Government agency obligations	$1,583	$1	$—	$1,584
Funds:
Money Market	13,388			13,388
Equity	991	72		1,063
Bond	78	3		81

Marketable securities	$16,040	$76	$—	$16,116

December 31, 2002:
U.S. Government and Government agency obligations	$1,508	$6	$	$1,514
Funds:
Money Market	12,467			12,467
Equity	218	2	(15)	205
Bond	44			44

Marketable securities	$14,237	$8	$(15)	$14,230

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4. EQUITY:

On April 22, 2003, Westwood’s Board of Directors approved the payment of a quarterly cash dividend of $0.02 per common share payable on July 1, 2003 to stockholders of record on June 16, 2003. The total dividend payable was $108,000 at June 30, 2003.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2003 and 2002

(Unaudited)

On February 1, 2003 and April 7, 2003 certain executive officers made principal payments of approximately $965,000 and $39,000, respectively on loans made by Westwood to executive officers to enable them to purchase shares in the Company from SWS in December 2001. A proportionate share of the discount on the notes receivable from stockholders was accreted through the statement of income for the six months ended June 30, 2003.

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

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2003
Net revenues from external sources	$3,886	$1,081	$103	$—	$5,070
Net intersegment revenues	383	—	—	(383)	—
Income (loss) before income taxes	1,862	125	(27)	—	1,960
Segment assets	19,423	4,541	1,034	—	24,998
Segment goodwill	1,790	512	—	—	2,302

Three months ended June 30, 2002
Net revenues from external sources	$4,250	$1,232	$56	$—	$5,538
Net intersegment revenues	419	—	—	(419)	—
Income before income taxes	1,947	95	56	—	2,098
Segment assets	16,021	4,231	271	—	20,523
Segment goodwill	1,790	512	—	—	2,302

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2003 and 2002

(Unaudited)

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Six months ended June 30, 2003
Net revenues from external sources	$7,617	$2,229	$236	$—	$10,082
Net intersegment revenues	801	—	—	(801)	—
Income before income taxes	3,573	294	60	—	3,927
Segment assets	19,423	4,541	1,034	—	24,998
Segment goodwill	1,790	512	—	—	2,302

Six months ended June 30, 2002
Net revenues from external sources	$8,599	$2,360	$111	$—	$11,070
Net intersegment revenues	811	—	—	(811)	—
Income before income taxes	4,044	222	111	—	4,377
Segment assets	16,021	4,231	271	—	20,523
Segment goodwill	1,790	512	—	—	2,302

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

7. SUBSEQUENT EVENT:

Effective July 1, 2003, under the Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) the Company issued restricted stock to certain key employees as well as non-employee directors of the Company representing an aggregate of 139,500 shares of Westwood common stock. Restricted shares granted will vest over a period of four years.

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

Assets Under Management

Assets under management decreased $309 million, or 6.6%, to $4.3 billion at June 30, 2003, compared with $4.6 billion at June 30, 2002. Average assets under management for the second quarter of 2003 were $4.1 billion compared to $4.3 billion for the second quarter of 2002, a decrease of 5.5%. The decline in assets under management was principally attributable to market depreciation of assets under management. The following table sets forth Management and Trust’s assets under management as of June 30, 2003 and June 30, 2002:

			% Change
	As of June 30, (1) (in millions)
			June 30, 2003 vs. June 30, 2002
	2003	2002
Westwood Management Corp.
Separate Accounts	$1,796	$2,078	(13.6)%
Subadvisory	1,214	1,299	(6.5)
Gabelli Westwood Funds	447	500	(10.6)
Managed Accounts	129	124	4.0

Total	3,586	4,001	(10.4)

Westwood Trust
Commingled Funds	619	501	23.6
Private Accounts	85	76	11.8
Agency/Custody Accounts	48	69	(30.4)

Total	752	646	16.4

Total Assets Under Management	$4,338	$4,647	(6.6)%

(1) The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $441 million and $443 million as of June 30, 2003 and 2002, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

Results of Operations

The following table and discussion of our results of operations for the three and six months ended June 30, 2003 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three months ended June 30,		Six months ended June 30,		% Change
	2003	2002	2003	2002	Three months ended June 30, 2003 vs. June 30, 2002	Six months ended June 30, 2003 vs. June 30, 2002
Revenues
Advisory fees	$3,693	$4,115	$7,313	$8,327	(10.3)%	(12.2)%
Trust fees	1,071	1,171	2,210	2,304	(8.5)	(4.1)
Other revenues	306	252	559	439	21.4	27.3

Total revenues	5,070	5,538	10,082	11,070	(8.5)	(8.9)

Expenses
Employee compensation and benefits	2,202	2,127	4,321	4,347	3.5	(0.6)
Sales and marketing	178	160	321	280	11.3	14.6
Information technology	208	238	383	460	(12.6)	(16.7)
Professional services	159	439	418	806	(63.8)	(48.1)
General and administrative	363	476	712	800	(23.7)	(11.0)

Total expenses	3,110	3,440	6,155	6,693	(9.6)	(8.0)
Income before income taxes	1,960	2,098	3,927	4,377	(6.6)	(10.3)
Provision for income tax expense	761	839	1,478	1,732	(9.3)	(14.7)

Net income	$1,199	$1,259	$2,449	$2,645	(4.8)%	(7.4)%

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Total Revenues. Our total revenues decreased by 8.5% to $5.1 million for the three months ended June 30, 2003 compared with $5.5 million for the three months ended June 30, 2002. Advisory fees decreased by 10.3% to $3.7 million for the three months ended June 30, 2003 compared with $4.1 million for the three months ended June 30, 2002 primarily as a result of decreased average assets under management due to market depreciation of assets under management. Trust fees decreased by 8.5% to $1.1 million for the three months ended June 30, 2003 compared with $1.2 million for the three months ended June 30, 2002 primarily due to a lower average fee due to a change in the mix of Trust assets under management partially offset by inflows of assets from new and existing clients. Other revenues, which generally consists of interest and investment income and consulting fees, increased by 21.4% to $306,000 for the three months ended June 30, 2003 compared with $252,000 for the three months ended June 30, 2002. Other revenues increased primarily as a result of increased mark-to-market income and increased dividend income from investments partially offset by lower interest income due to lower market interest rates.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, benefits and incentive compensation. Employee compensation and benefits increased by 3.5% to $2.2 million for the three months ended June 30, 2003 compared with $2.1 million for the three months ended June 30, 2002. This increase resulted primarily from higher salary expense due to increases in the size of our professional staff and higher deferred compensation expense due to increased investment returns on Rabbi Trust assets associated with our deferred compensation plan. The increase in deferred compensation expense was substantially offset by the recognition of the increased investment returns on Rabbi Trust assets in Other revenues. Additionally, for the three months ended June 30, 2003 we recognized stock option expense of $71,000, while for the three months ended June 30, 2002 we did not incur an expense for stock options. These increases were partially offset by lower incentive compensation expense. At June 30, 2003 we had 43 full-time employees compared with 41 full-time employees at June 30, 2002.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and advertising costs. Sales and marketing costs increased by 11.3% to $178,000 for the three months ended June 30, 2003 compared with $160,000 for the three months ended June 30, 2002. The increase in these expenses is primarily the result of increased expenditures for marketing to institutional investment consultants.

Information Technology. Information technology expenses generally consist of costs associated with computing hardware and software licenses, maintenance and support, telecommunications, proprietary investment research tools and other related costs. Information technology costs decreased by 12.6% to $208,000 for the three months ended June 30, 2003 compared with $238,000 for the three months ended June 30, 2002. The decrease in these expenses is primarily due to costs related to redeveloping our website, which were incurred in the 2002 period but not in the 2003 period.

Professional Services. Professional services expenses generally consist of costs associated with legal, audit and other professional services. Professional services expenses decreased by 63.8% to $159,000 for the three months ended June 30, 2003 compared with $439,000 for the three months ended June 30, 2002. The decrease in these expenses is primarily the result of the absence from the 2003 period of spin-off related legal and accounting expenses as well as legal expenses related to the Boykin matter that were incurred in the 2002 period. See Note 6 in the Notes to Interim Consolidated Financial Statements included herewith for more information on the Boykin matter. This decline was partially offset by increased legal and accounting costs associated with being an independent public company.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses decreased by 23.7% to $363,000 for the three months ended June 30, 2003 compared with $476,000 for the three months ended June 30, 2002. The decrease in these expenses is primarily the result of the initial listing fee paid to the New York Stock Exchange related to the listing of our common stock which was incurred in the second quarter of 2002. The absence of this fee in the second quarter of 2003 was partially offset by increased corporate insurance costs.

Provision for Income Tax Expense. Provision for income tax expense decreased by 9.3% to $761,000 for the three months ended June 30, 2003 compared with $839,000 for the three months ended June 30, 2002, reflecting an effective tax rate of 38.8% and 40.0% for the three months ended June 30, 2003 and June 30, 2002, respectively.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Total Revenues. Our total revenues decreased by 8.9% to $10.1 million for the six months ended June 30, 2003 compared with $11.1 million for the six months ended June 30, 2002. Advisory fees decreased by 12.2% to $7.3 million for the six months ended June 30, 2003 compared with $8.3 million for the six months ended June 30, 2002 primarily as a result of decreased average assets under management due to market depreciation of assets under management. Trust fees decreased by 4.1% to $2.2 million for the six months ended June 30, 2003 compared with $2.3 million for the six months ended June 30, 2002 primarily due to a lower average fee due to a change in the mix of Trust assets under management partially offset by inflows of assets from new and existing clients. Other revenues increased by 27.3% to $559,000 for the six months ended June 30, 2003 compared with $439,000 for the six months ended June 30, 2002. Other revenues increased primarily as a result of increased dividend income and increased mark-to-market income from investments partially offset by lower interest income due to lower market interest rates.

Employee Compensation and Benefits. Employee compensation and benefits decreased by 0.6% to $4.3 million for the six months ended June 30, 2003. This decrease resulted primarily from lower incentive compensation expense partially offset by higher salary expense due to increases in the size of our professional staff. Additionally, for the six months ended June 30, 2003 we recognized stock option expense of $138,000, while for the six months ended June 30, 2002 we did not incur an expense for stock options.

Sales and Marketing. Sales and marketing costs increased by 14.6% to $321,000 for the six months ended June 30, 2003 compared with $280,000 for the six months ended June 30, 2002. The increase in these expenses is primarily the result of increased expenditures for marketing to institutional investment consultants.

Information Technology. Information technology costs decreased by 16.7% to $383,000 for the six months ended June 30, 2003 compared with $460,000 for the six months ended June 30, 2002. The decrease in these expenses is primarily due to costs related to redeveloping our website, which were incurred in the 2002 period but not in the 2003 period, as well as lower equipment rental costs in the 2003 period.

Professional Services. Professional services expenses decreased by 48.1% to $418,000 for the six months ended June 30, 2003 compared with $806,000 for the six months ended June 30, 2002. The decrease in these expenses is primarily the result of the absence from the 2003 period of spin-off related legal and accounting expenses as well as legal expenses related to the Boykin matter that were incurred in the 2002 period. See Note 6 in the Notes to Interim Consolidated Financial Statements included herewith for more information on the Boykin matter. This decline was partially offset by increased legal and accounting costs associated with being an independent public company.

General and Administrative. General and administrative expenses decreased by 11.0% to $712,000 for the six months ended June 30, 2003 compared with $800,000 for the six months ended June 30, 2002. The decrease in these expenses is primarily the result of the initial listing fee paid to the New York Stock Exchange related to the listing of our common stock which was incurred in the 2002 period. The absence of this fee in the 2003 period was partially offset by increased corporate insurance costs in the 2003 period.

Provision for Income Tax Expense. Provision for income tax expense decreased by 14.7% to $1.5 million for the six months ended June 30, 2003 compared with $1.7 million for the six months ended June 30, 2002, reflecting an effective tax rate of 37.6% and 39.6% for the six months ended June 30, 2003 and June 30, 2002, respectively.

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2003, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2003, cash flow used in operating activities, principally our investment advisory business, was $26,000 and was primarily the result of annual cash incentive compensation payments in January 2003 and net purchases of investments. At June 30, 2003, we had working capital of $18.7 million. Cash flow used in investing activities during the six months ended June 30, 2003 was $1 million, primarily related to investments in money market funds. Cash flow provided by financing activities during the six months ended June 30, 2003 was $356,000 and was due to loan principal payments received from certain executive officers totaling approximately $1 million offset by cash dividends paid.

We had cash and investments of $19.8 million at June 30, 2003, as compared to $18.6 million at December 31, 2002. We had no liabilities for borrowed money at June 30, 2003, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

Interest Rates and Securities Markets

Our cash equivalents and other investment instruments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income. These instruments are not entered into for speculative trading purposes. We do not expect our interest income to be significantly affected by a sudden change in market interest rates.

The value of our assets under management is affected by changes in interest rates and fluctuations in securities markets. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of assets under management, our revenues may be adversely affected by changing interest rates or a decline in the prices of securities generally.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Westwood Holdings Group, Inc. was held on April 24, 2003 in Dallas, Texas, for the purpose of considering and acting upon the following:

(a)	Election of Directors. The stockholders elected the following directors to hold office until the next annual meeting or until their respective successors shall have been duly elected and qualified.

Nominee	For	Withheld
Susan M. Byrne	4,918,615	28,588
Brian O. Casey	4,918,615	28,588
Frederick R. Meyer	4,920,171	27,032
Jon L. Mosle, Jr.	4,920,171	27,032
Raymond E. Wooldridge	4,920,171	27,032

(b)	The approval of the Company’s Stock Incentive Plan.

For	Against	Abstain	Broker Non-Votes
3,268,951	385,701	5,837	1,286,714

(c)	The approval of the material terms of the annual incentive award for the Chief Executive Officer, effective January 1, 2003.

For	Against	Abstain
4,771,546	129,425	46,232

(d)	The ratification of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2003.

For	Against	Abstain

4,905,215	37,200	4,788

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 And 15d-14

31.2	Certification of President and Chief Operating Officer Pursuant to Securities Exchange Act Rules 13a-14 And 15d-14

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on April 23, 2003 reporting the Company’s results from operations and a dividend declaration.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2003	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Susan M. Byrne
Susan M. Byrne
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Operating Officer
(Principal Financial and Accounting Officer)