Form 10-Q
period 2003-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2003-10-21
CIK 1165002

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2003.

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

Common Stock, $0.01 Par Value — 5,537,744 shares as of October 21, 2003.

WESTWOOD HOLDINGS GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2003 and December 31, 2002

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$8,313	$4,359
Accounts receivable	2,196	2,186
Investments, at market value	16,260	14,230

Total current assets	26,769	20,775
Goodwill, net of accumulated amortization of $640	2,302	2,302
Other assets, net	971	1,043

Total assets	$30,042	$24,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$933	$701
Dividends payable	5,704	108
Compensation and benefits payable	2,295	3,523
Income taxes payable	438	604

Total current liabilities	9,370	4,936
Other liabilities	40	61

Total liabilities	9,410	4,997

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,538,097 and outstanding 5,537,744 shares at September 30, 2003; issued 5,394,522 and outstanding 5,394,145 shares at December 31, 2002	55	54
Additional paid-in capital	12,671	9,579
Treasury stock, at cost – 353 shares at September 30, 2003 and 377 shares at December 31, 2002	(6)	(6)
Unamortized stock compensation	(2,599)	—
Notes receivable from stockholders	—	(3,598)
Retained earnings	10,511	13,094

Total stockholders’ equity	20,632	19,123

Total liabilities and stockholders’ equity	$30,042	$24,120

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES:
Advisory fees	$3,491	$4,156	$10,804	$12,482
Trust fees	1,260	1,127	3,470	3,432
Other revenues	539	258	1,098	697

Total revenues	5,290	5,541	15,372	16,611

EXPENSES:
Employee compensation and benefits	2,176	2,583	6,497	6,930
Sales and marketing	130	114	451	394
Information technology	214	228	597	688
Professional services	258	184	676	991
General and administrative	368	335	1,080	1,135

Total expenses	3,146	3,444	9,301	10,138

Income before income taxes	2,144	2,097	6,071	6,473
Provision for income tax expense	825	893	2,303	2,625

Net income	$1,319	$1,204	$3,768	$3,848

Earnings per share:
Basic	$0.24	$0.22	$0.70	$0.71
Diluted	$0.24	$0.22	$0.70	$0.71

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2003

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par	Additional Paid-In Capital	Treasury Stock	Unamort- ized Stock Compen- sation	Notes Receivable from Stock- holders	Retained Earnings	Total
BALANCE, January 1, 2003	$54	$9,579	$(6)		$(3,598)	$13,094	$19,123
Net income						3,768	3,768
Sale of treasury stock – 24 shares			—				—
Dividends declared ($1.15 per share)						(6,351)	(6,351)
Stock options exercised	—	52					52
Stock options vested		202					202
Collections of notes					4,093		4,093
Accretion of discount on notes					(495)		(495)
Issuance of restricted stock	1	2,788		$(2,789)			—
Amortization of stock compensation				190			190
Tax benefit related to restricted stock		50					50

BALANCE, September 30, 2003	$55	$12,671	$(6)	$(2,599)	$—	$10,511	$20,632

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,768	$3,848

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	61
Stock option expense	202	74
Amortization of stock compensation	190	—
Accretion of discount on notes receivable from stockholders	(495)	(47)
Purchases of investments	(6,444)	(814)
Sales of investments	5,474	1,105

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10)	28
Decrease (increase) in other assets	96	(270)
Increase in accounts payable and accrued liabilities	232	281
Decrease in compensation and benefits payable	(1,228)	(1,465)
Decrease in income taxes payable	(116)	(1,342)
Decrease in other liabilities	(21)	(41)

Net cash provided by operating activities	1,732	1,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(2,464)	(6,621)
Sales of money market funds	1,404	8,632
Purchase of fixed assets	(108)	(59)

Net cash (used in) provided by investing activities	(1,168)	1,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	52	—
Cash dividends	(755)	—
Payments on notes receivable from stockholders	4,093	—

Net cash provided by financing activities	3,390	—

NET INCREASE IN CASH	3,954	3,370
Cash and cash equivalents, beginning of period	4,359	149

Cash and cash equivalents, end of period	$8,313	$3,519

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,428	$4,168
Issuance of restricted stock	2,789	—
Tax benefit allocated directly to equity	50	—

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2003 and 2002

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2003, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003 or any future period.

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

For the nine months ended September 30, 2003 and 2002

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

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 the Company discontinued its amortization of goodwill. The adoption of SFAS 142 did not have a significant impact on the comparability of the Company’s earnings per share or net income. During the second quarter of 2002, the Company completed an impairment analysis of goodwill as of January 1, 2002, the date of adoption of SFAS 142. During the third quarter of 2003, the Company also completed its annual impairment assessment as required by SFAS 142. No impairment loss or transition adjustments were required. The Company has elected to perform its annual impairment assessment as of July 1.

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

For the nine months ended September 30, 2003 and 2002

(Unaudited)

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

Stock Options

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under the SFAS No. 123, “Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest. For stock options granted prior to January 1, 2002, the Company accounted for its option plan under the APB 25 intrinsic value model, which resulted in no compensation cost being recognized at date of grant or at the vesting of the SWS options on June 28, 2002. If the Company had continued to account for option grants under APB 25 for the 2003 period, reported net income would have been $1,360,000 and $3,899,000 for the three and nine months ended September 30, 2003, respectively.

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

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2003 and 2002, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors, as well as the dilutive impact of shares of the Company’s common stock held in the deferred compensation plan. Diluted earnings per common share is computed using the treasury stock method.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended September 30, 2003 and 2002

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$1,319	$1,204	$3,768	$3,848

Weighted average shares outstanding – basic	5,396,694	5,394,522	5,395,017	5,394,522
Dilutive potential shares from stock options	19,235	16,976	2,281	16,976
Dilutive potential shares from deferred compensation plan	353	—	353	—

Weighted average shares outstanding – diluted	5,416,282	5,411,498	5,397,651	5,411,498

Earnings per share – basic	$0.24	$0.22	$0.70	$0.71
Earnings per share – diluted	$0.24	$0.22	$0.70	$0.71

3. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2003:
U.S. Government and Government agency obligations	$1,602		$—	$1,602
Funds:
Money Market	14,042			14,042
Equity	479	$56		535
Bond	79	2		81

Marketable securities	$16,202	$58	$—	$16,260

December 31, 2002:
U.S. Government and Government agency obligations	$1,508	$6	$—	$1,514
Funds:
Money Market	12,467			12,467
Equity	218	2	(15)	205
Bond	44			44

Marketable securities	$14,237	$8	$(15)	$14,230

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4. EQUITY:

On July 29, 2003, Westwood’s Board of Directors approved the payment of a special dividend of $1.00 per common share as well as quarterly cash dividend of $0.03 per common share payable on October 1, 2003 to stockholders of record on September 15, 2003. The total dividend payable was $5.7 million at September 30, 2003.

Effective July 1, 2003, under the Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) the Company granted restricted stock to certain key employees as well as non-employee directors of the Company representing an aggregate of 139,500 shares of Westwood common stock. Restricted shares granted will vest over a period of four years for employees and one year for non-employee directors.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended September 30, 2003 and 2002

(Unaudited)

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

On February 1, 2003, April 7, 2003 and August 26, 2003 certain executive officers made principal payments of approximately $965,000, $39,000 and $3,089,000, respectively on loans made by Westwood to executive officers to enable them to purchase shares in the Company from SWS in December 2001. A proportionate share of the discount on the notes receivable from stockholders was accreted through the statement of income for the nine months ended September 30, 2003. As of September 30, 2003, notes receivable from stockholders had been fully repaid.

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

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2003
Net revenues from external sources	$3,633	$1,267	$390	$—	$5,290
Net intersegment revenues	484	—	—	(484)	—
Income before income taxes	1,853	167	124	—	2,144
Segment assets	19,889	3,634	6,519	—	30,042
Segment goodwill	1,790	512	—	—	2,302

Three months ended September 30, 2002
Net revenues from external sources	$4,293	$1,192	$56	$—	$5,541
Net intersegment revenues	403	—	—	(403)	—
Income (loss) before income taxes	1,882	233	(18)	—	2,097
Segment assets	17,738	4,197	426	—	22,361
Segment goodwill	1,790	512	—	—	2,302

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended September 30, 2003 and 2002

(Unaudited)

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Nine months ended September 30, 2003
Net revenues from external sources	$11,249	$3,496	$627	$—	$15,372
Net intersegment revenues	1,285	—	—	(1,285)	—
Income before income taxes	5,426	461	184	—	6,071
Segment assets	19,889	3,634	6,519	—	30,042
Segment goodwill	1,790	512	—	—	2,302

Nine months ended September 30, 2002
Net revenues from external sources	$12,892	$3,552	$167	$—	$16,611
Net intersegment revenues	1,214	—	—	(1,214)	—
Income before income taxes	5,925	455	93	—	6,473
Segment assets	17,738	4,197	426	—	22,361
Segment goodwill	1,790	512	—	—	2,302

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

Assets Under Management

Assets under management decreased $276 million, or 7.0%, to $3.6 billion at September 30, 2003, compared with $3.9 billion at September 30, 2002. Average assets under management for the third quarter of 2003 were $4.0 billion compared to $4.3 billion for the third quarter of 2002, a decrease of 6.8%. The decline in assets under management was principally attributable to the withdrawal of assets by certain clients offset to some extent by market appreciation of assets under management and inflows from new clients. The following table sets forth Management and Trust’s assets under management as of September 30, 2003 and September 30, 2002:

	As of September 30, (1) (in millions)		% Change
			September 30, 2003 vs. September 30, 2002

	2003	2002
Westwood Management Corp.
Separate Accounts	$1,750	$1,729	1.2%
Subadvisory	535	1,057	(49.4)
Gabelli Westwood Funds	426	433	(1.6)
Managed Accounts	134	100	34.0

Total	2,845	3,319	(14.3)

Westwood Trust
Commingled Funds	668	468	42.7
Private Accounts	83	68	22.1
Agency/Custody Accounts	49	66	(25.8)

Total	800	602	32.9

Total Assets Under Management	$3,645	$3,921	(7.0)%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $224 million and $450 million as of September 30, 2003 and 2002, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

Results of Operations

The following table and discussion of our results of operations for the three and nine months ended September 30, 2003 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2003 vs. September 30, 2002	Nine months ended September 30, 2003 vs. September 30, 2002
	2003	2002	2003	2002
Revenues
Advisory fees	$3,491	$4,156	$10,804	$12,482	(16.0)%	(13.4)%
Trust fees	1,260	1,127	3,470	3,432	11.8	1.1
Other revenues	539	258	1,098	697	108.9	57.5

Total revenues	5,290	5,541	15,372	16,611	(4.5)	(7.5)

Expenses
Employee compensation and benefits	2,176	2,583	6,497	6,930	(15.8)	(6.2)
Sales and marketing	130	114	451	394	14.0	14.5
Information technology	214	228	597	688	(6.1)	(13.2)
Professional services	258	184	676	991	40.2	(31.8)
General and administrative	368	335	1,080	1,135	9.9	(4.8)

Total expenses	3,146	3,444	9,301	10,138	(8.7)	(8.3)
Income before income taxes	2,144	2,097	6,071	6,473	2.2	(6.2)
Provision for income tax expense	825	893	2,303	2,625	(7.6)	(12.3)

Net income	$1,319	$1,204	$3,768	$3,848	9.6%	(2.1)%

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Total Revenues. Our total revenues decreased by 4.5% to $5.3 million for the three months ended September 30, 2003 compared with $5.5 million for the three months ended September 30, 2002. Advisory fees decreased by 16.0% to $3.5 million for the three months ended September 30, 2003 compared with $4.2 million for the three months ended September 30, 2002 primarily as a result of decreased average assets under management due to the withdrawal of assets by certain clients. These withdrawals were offset to some extent by market appreciation of assets under management and inflows from new clients. Trust fees increased by 11.8% to $1.3 million for the three months ended September 30, 2003 compared with $1.1 million for the three months ended September 30, 2002 primarily due to a higher average fee due to a change in the mix of Trust assets under management as well as increased average assets under management due to inflows from new and existing clients and market appreciation of assets. Other revenues, which generally consists of interest and investment income as well as consulting fees, increased by 108.9% to $539,000 for the three months ended September 30, 2003 compared with $258,000 for the three months ended September 30, 2002. Other revenues increased primarily as a result of increased interest income due to accretion of discount on notes receivable from stockholders created by principal payments by certain executive officers.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, benefits and incentive compensation. Employee compensation and benefits decreased by 15.8% to $2.2 million for the three months ended September 30, 2003 compared with $2.6 million for the three months ended September 30, 2002. This decrease resulted primarily from lower incentive compensation expense due to lower income before income taxes as well as an increased emphasis on equity-based compensation. The decrease in incentive compensation was offset to some extent by restricted stock expense that was recognized in the 2003 period but not in the 2002 period. At September 30, 2003 we had 42 full-time employees compared with 43 full-time employees at September 30, 2002.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel, advertising and consultant marketing costs. Sales and marketing costs increased by 14.0% to $130,000 for the three months ended September 30, 2003 compared with $114,000 for the three months ended September 30, 2002. The increase is primarily the result of increased expenditures for marketing to institutional investment consultants as well as increased travel and entertainment costs. These increases were partially offset by lower advertising costs.

Information Technology. Information technology expenses generally consist of costs associated with computing hardware and software licenses, maintenance, support and depreciation, telecommunications, proprietary investment research tools and other related costs. Information technology costs decreased by 6.1% to $214,000 for the three months ended September 30, 2003 compared with $228,000 for the three months ended September 30, 2002. The decrease is primarily due to costs related to redeveloping our website, which were incurred in the 2002 period but not in the 2003 period.

Professional Services. Professional services expenses generally consist of costs associated with legal, audit and other professional services. Professional services expenses increased by 40.2% to $258,000 for the three months ended September 30, 2003 compared with $184,000 for the three months ended September 30, 2002. The increase is primarily the result of increased assets under management in common trust funds sponsored by Westwood Trust, which resulted in higher advisory fees paid to external subadvisors. Higher internal audit costs also contributed to the increase.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 9.9% to $368,000 for the three months ended September 30, 2003 compared with $335,000 for the three months ended September 30, 2002. The increase is primarily due to increased corporate insurance costs.

Provision for Income Tax Expense. Provision for income tax expense decreased by 7.6% to $825,000 for the three months ended September 30, 2003 compared with $893,000 for the three months ended September 30, 2002, reflecting an effective tax rate of 38.5% and 42.6% for the three months ended September 30, 2003 and September 30, 2002, respectively.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Total Revenues. Our total revenues decreased by 7.5% to $15.4 million for the nine months ended September 30, 2003 compared with $16.6 million for the nine months ended September 30, 2002. Advisory fees decreased by 13.4% to $10.8 million for the nine months ended September 30, 2003 compared with $12.5 million for the nine months ended September 30, 2002 primarily as a result of decreased average assets under management due to the withdrawal of assets by certain clients. Trust fees increased by 1.1% to $3.5 million for the nine months ended September 30, 2003 compared with $3.4 million for the nine months ended September 30, 2002 primarily as a result of increased average assets under management due to inflows from new and existing clients and market appreciation of assets. Other revenues increased by 57.5% to $1.1 million for the nine months ended September 30, 2003 compared with $697,000 for the nine months ended September 30, 2002. Other revenues increased primarily as a result of increased interest income due to accretion of discount on notes receivable from stockholders created by principal payments by certain executive officers.

Employee Compensation and Benefits. Employee compensation and benefits decreased by 6.2% to $6.5 million for the nine months ended September 30, 2003 compared with $6.9 million for the nine months ended September 30, 2002. This decrease resulted primarily from lower incentive compensation expense due to lower income before income taxes as well as an increased emphasis on equity-based compensation. The decrease in incentive compensation was offset to some extent by higher salary expense, due to a higher average professional staff headcount, as well as increased restricted stock and stock option expenses. For the nine months ended

September 30, 2003 we recognized stock option expense of $202,000 and restricted stock expense of $190,000, while for the nine months ended September 30, 2002 we recognized stock option expense of $74,000 and did not incur an expense for restricted stock.

Sales and Marketing. Sales and marketing costs increased by 14.5% to $451,000 for the nine months ended September 30, 2003 compared with $394,000 for the nine months ended September 30, 2002. The increase is primarily the result of increased expenditures for marketing to institutional investment consultants as well as increased travel and entertainment costs. These increases were partially offset by lower advertising costs.

Information Technology. Information technology costs decreased by 13.2% to $597,000 for the nine months ended September 30, 2003 compared with $688,000 for the nine months ended September 30, 2002. The decrease is primarily due to costs related to redeveloping our website, which were incurred in the 2002 period but not in the 2003 period.

Professional Services. Professional services expenses decreased by 31.8% to $676,000 for the nine months ended September 30, 2003 compared with $991,000 for the nine months ended September 30, 2002. The decrease is primarily the result of the absence from the 2003 period of spin-off related legal and accounting expenses as well as legal expenses related to the Boykin matter that were incurred in the 2002 period. See Note 6 in the Notes to Interim Consolidated Financial Statements included herewith for more information on the Boykin matter. This decline was partially offset by increased legal and accounting costs associated with being an independent public company as well as higher advisory fees paid to external subadvisors for certain common trust funds sponsored by Westwood Trust.

General and Administrative. General and administrative expenses decreased by 4.8% to $1.1 million for the nine months ended September 30, 2003. The decrease is primarily the result of the initial listing fee paid to the New York Stock Exchange related to the listing of our common stock which was incurred in the 2002 period. The absence of this fee in the 2003 period was partially offset by increased corporate insurance costs in the 2003 period.

Provision for Income Tax Expense. Provision for income tax expense decreased by 12.3% to $2.3 million for the nine months ended September 30, 2003 compared with $2.6 million for the nine months ended September 30, 2002, reflecting an effective tax rate of 37.9% and 40.6% for the nine months ended September 30, 2003 and September 30, 2002, respectively.

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2003, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2003, cash flow provided by operating activities, principally our investment advisory business, was $1.7 million. At September 30, 2003, we had working capital of $17.4 million. Cash flow used in investing activities during the nine months ended September 30, 2003 was $1.2 million, primarily related to investments in money market funds. Cash flow provided by financing activities during the nine months ended September 30, 2003 was $3.4 million and was due to loan principal payments received from certain executive officers totaling approximately $4.1 million offset by cash dividends paid. As of September 30, 2003, notes receivable from stockholders had been fully repaid.

We had cash and investments net of dividends payable of $18.9 million at September 30, 2003, compared to $18.5 million at December 31, 2002. Dividends payable were $5.7 million and $108,000 as of September 30, 2003 and December 31, 2002, respectively. We had no liabilities for borrowed money at September 30, 2003, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

ITEM 4. CONTROLS AND PROCEDURES

Westwood’s management evaluated, with the participation of Westwood’s Chief Executive Officer and Chief Operating Officer (performing functions similar to a Chief Financial Officer), the effectiveness of Westwood’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Operating Officer have concluded that Westwood’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in Westwood’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Westwood’s internal control over financial reporting.

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

Current Report on Form 8-K filed on July 30, 2003 reporting the Company’s results from operations and a dividend declaration.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 21, 2003	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Susan M. Byrne
Susan M. Byrne
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Operating Officer
(Principal Financial and Accounting Officer)