Form 10-K
period 2003-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2004-02-27
CIK 1165002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value on June 30, 2003 of the voting and non-voting common equity held by non-affiliates of the registrant was $79,090,219. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 27, 2004: 5,549,972.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

General

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2003, Westwood Management and Westwood Trust collectively managed assets valued at approximately $4.0 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes rank above the median in performance within their peer groups.

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

Our Common Stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We maintain a website at www.westwoodgroup.com. Information found on our website is not a part of this Report. All filings made by Westwood with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available without charge on our website. Additionally, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Governance/Nominating Committee Charter are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to William R. Hardcastle, Jr. at the Company.

Westwood Management

General

Westwood Management Corp. provides investment advisory services to large institutions, including corporate pension funds, public retirement plans, endowments, foundations and mutual funds, having at least $10 – $25 million in investable assets, depending on the asset class. Our overall investment philosophy is determined by our chief executive officer and chief investment officer, Susan M. Byrne, and, with respect to the bulk of assets under management, is focused on achieving a superior, risk-adjusted return by investing in companies that are positioned for growth but are not fully recognized as such in the marketplace. This investment approach is designed to preserve capital in unfavorable periods and to provide superior real returns over the long term. Ms. Byrne has over 30 years of investment experience. Westwood Management’s investment advisory team also possesses substantial investment management experience, including a number of portfolio managers, trading and research professionals. The continuity of the team and its years of experience are critical elements in successfully managing investments.

Managed Asset Classes

Asset Management. We provide clients with a broad range of investment asset classes designed to meet varying investment objectives. This affords our clients the opportunity to meet their investment objectives through the use of one management advisor. More than half of our assets under management are invested in our LargeCap Equity asset class. The following sets forth the principal asset classes currently managed by Westwood Management:

LargeCap Equity: Investments in equity securities of approximately 40 well-seasoned companies with market capitalizations generally over $5 billion. Our strategy for this portfolio is to invest in companies where strong earnings growth is driven by operational improvements that are not fully recognized by the market.

SMidCap Equity: Investments in equity securities of approximately 40-60 companies with market capitalizations between $500 million and $7.5 billion at the time of purchase. Similar to the LargeCap Equity asset class, we seek to discover the same kinds of operational improvements that are driving earnings growth, but within small to mid-size companies that can be purchased inexpensively.

SmallCap Equity: Investments in equity securities of approximately 40-60 companies with market capitalizations between $100 million and $2.5 billion at the time of purchase. Similar to the LargeCap Equity and SMidCap Equity classes, we seek to invest in high quality companies where earnings growth is driven by operational improvements that are not fully recognized by the market.

Real Estate Investment Trusts (or REITs): Investments in the publicly traded equity securities of approximately 50 real estate investment trusts. Our investment process involves making investment selections based on qualitative research of high quality REITs.

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

We primarily employ a value-oriented approach in managing the bulk of our asset classes, but also offer other strategies that are more closely correlated to high quality growth investing. The common thread that permeates through our investment strategies is our focus on a disciplined approach to controlling risk and preserving the core value of the assets under management whenever possible. Our value oriented asset classes have a greater emphasis on identifying companies where earnings result from actual operational improvements and not manufactured improvements occurring through financial statement adjustments. Our desire to prevent the loss of the core value of the assets under management is the overriding objective of this strategy, even if the cost is the loss of opportunity for potentially higher returns. The growth strategy seeks to primarily invest in companies that are leaders in their industry or sector and are worthy of paying a slight premium relative to their growth rate. However, the growth strategy incorporates an element of risk control through investments in less volatile, more stable growth companies, thus controlling downside losses in the total portfolio. Whether through investments in leaders of industry or in companies that provide steady and stable growth, Westwood Management seeks to consistently demonstrate superior performance relative to industry peers and the broad market.

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

When measured over multi-year periods, five years and longer, Westwood Management’s principal asset classes rank above the median within their peer groups in performance according to recognized industry sources, including Morningstar, Inc. For the ten-year period ended on December 31, 2003, our LargeCap Equity and Balanced asset classes rank in the top quartile in their peer groups.

Our assets under management have grown 66.7% from December 31, 1999 through December 31, 2003. Our ability to obtain such growth is a result of our competitive long-term performance record and our strong relationships with investment consulting firms throughout the nation. We are continually looking for opportunities to expand our asset classes in terms of growing our existing asset classes and developing new portfolios focusing on investment areas that are not currently part of our asset classes under management. We intend to grow our asset classes either internally or by acquiring new asset classes from third parties, as discussed under “—Growth Strategy” below. Our growth strategy not only provides our clients more investment opportunities, but also diversifies our assets under management, thereby reducing our risk in any one area of investment and increasing our competitive ability to attract new clients.

Cash Management. Westwood Management also provides cash management and custodial services for the cash reserve funds of SWS Group, Inc. (“SWS”). We were spun-off from SWS in 2002. The SWS cash reserve funds totaled $178 million at December 31, 2003. Westwood Management charges a fee based on the total amount of cash assets under management.

Advisory and Subadvisory Service Agreements

Westwood Management manages accounts of its clients under investment advisory and subadvisory agreements. These agreements are usually terminable upon short notice and provide for compensation based on the market value of the client’s assets under management. Our fees are generally payable in advance on a calendar quarterly basis. Advance payments are deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood Management provides overall investment management services, including providing advice and recommendations concerning investments and reinvestments in conformity with the investment objectives and restrictions imposed by the clients. Unless otherwise directed in writing by our client, Westwood Management has the authority to vote all proxies with respect to a client’s assets.

Westwood Management is also a party to subadvisory agreements with other investment companies under which it performs substantially the same services as it does under its advisory agreements. However, the investment strategy adopted for a particular client is subject to supervision and review by the client. Our subadvisory fees are computed based upon the daily net assets of the client and are payable on a monthly basis. As with our advisory agreements, these agreements are terminable upon short notice.

Under our subadvisory agreement with Gabelli Advisers, Inc., Westwood Management provides investment advisory services to the Gabelli Westwood family of funds. The Gabelli Westwood Equity Fund is a large cap fund with assets consisting of securities valued at approximately $221 million as of December 31, 2003. As of that date, Morningstar, Inc. awarded the Gabelli Westwood Equity Fund a four star overall rating. Westwood Management owns shares of Class A Common Stock representing an 18.8% economic interest in Gabelli Advisers, Inc., a subsidiary of Gabelli Asset Management Inc. Based on SEC filings, we believe that Gabelli Asset Management Inc. owned 11.7% of our Common Stock as of December 31, 2003.

Our three largest clients accounted for approximately 17.1% of total revenues for the twelve months ended December 31, 2003, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these clients. There can be no assurance that we will be successful in maintaining our existing client relationships or in securing additional clients.

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

Services

Westwood Trust undertakes a fiduciary responsibility toward the management of each client’s assets and utilizes a consultative asset allocation approach. This approach involves Westwood Trust examining the client’s financial situation, including the client’s portfolio of investments, and advising the client on ways in which it can enhance its investment returns and financial position. Westwood Trust also provides custodial services, safekeeping and accounting services.

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

Enhanced Balanced Portfolios

Westwood Trust is a strong proponent of asset class diversification. We offer our clients the ability to diversify among ten different asset classes. Westwood Trust enhanced balanced portfolios seek to combine these asset classes into a unique customizable portfolio for clients seeking to maximize return for a given level of risk. Periodic adjustments are made to the portfolios based on historical return, risk and correlation data, as well as an analysis of current and expected capital markets assumptions.

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

Subadvisory Relationships

Westwood’s sub-advisory relationships allow Westwood to extend the reach of its investment management services to the clients of other investment companies that have far reaching distribution capabilities. In sub-advisory arrangements, Westwood’s client is typically the investment company through which our services are offered to investors. In these sub-advisory arrangements, Westwood’s investment advisory services are typically made available through retail-based mutual fund offerings. The investment company that sponsors the mutual fund is responsible for marketing, distribution, operations and accounting related to these funds.

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

Attract and retain key employees. In order to achieve our performance and client relationship objectives, we must be able to retain and attract talented investment professionals. We believe that we have created a workplace environment in which motivated, performance-driven, and client-oriented individuals thrive. As a public company, we are now able to offer to our employees a compensation program that includes strong equity incentives so that the success of our employees will be closely tied to the success of our clients. We believe this is a critical ingredient to continuing to build a stable, client-focused environment.

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

Continue strengthening our brand name. We believe that the strength of our brand name has been a key component to our long-term tenure in the investment industry and will be instrumental to our future success. We have developed our strong brand name largely through high profile coverage in various investment publications and electronic media. In particular, Ms. Byrne enjoys a highly visible presence in print and electronic media, which also enhances our brand name. We will continue to look for creative ways to strengthen our brand name and reputation in the institutional investment consultant community.

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

Our business is subject to regulation at both the federal and state level by the SEC and other regulatory bodies. Westwood Management is registered with the SEC under the Investment Advisers Act of 1940 and under the laws of various states. As a registered investment adviser, Westwood Management is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, we are subject to periodic examination by the SEC. The SEC is authorized to institute proceedings and impose sanctions for violations of the

Investment Advisers Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management to comply with the requirements of the SEC could have a material adverse effect on Westwood. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act.

Westwood Trust

Westwood Trust also operates in a highly regulated environment and is subject to extensive supervision and examination. As a Texas chartered trust company, Westwood Trust is subject to the Texas Finance Code (the “Finance Code”), the rules and regulations promulgated under the Finance Code and supervision by the Texas Department of Banking. These laws are intended primarily for the protection of Westwood Trust’s clients and creditors, rather than for the benefit of investors. The Finance Code provides for and regulates a variety of matters, such as:

•	minimum capital maintenance requirements;

•	restrictions on dividends;

•	restrictions on investments of restricted capital;

•	lending and borrowing limitations;

•	prohibitions against engaging in certain activities;

•	periodic examinations by the office of the Texas Department of Banking Commissioner;

•	furnishing periodic financial statements to the Texas Department of Banking Commissioner;

•	fiduciary record-keeping requirements; and

•	prior regulatory approval for certain corporate events (for example, mergers, sale/purchase of all or substantially all of the assets and transactions transferring control of a trust company).

The Finance Code also gives the Commissioner broad regulatory powers (including penalties and civil and administrative actions) if the trust company violates certain provisions of the Finance Code or conservatorship or closure if Westwood Trust is determined to be in a “hazardous condition” (as the law defines that term).

As required by the Finance Code, Westwood Trust maintains minimum restricted capital of $1.0 million; however, the Finance Code permits the Commissioner to require trust companies on a case-by case basis to maintain additional capital. In addition, under Texas law, Westwood Trust generally cannot have liabilities in excess of five times its restricted capital. At December 31, 2003, Westwood Trust had total liabilities of approximately $225,000.

Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits: that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At December 31, 2003, Westwood Trust had undivided profits of approximately $218,000.

We are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to the related regulations, insofar as we are a “fiduciary” under ERISA with respect to some of our clients. ERISA and applicable provisions of the Code impose certain duties on persons who are fiduciaries under ERISA or who provide services to ERISA plan clients and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect on us.

Employees

At December 31, 2003, we had 43 full-time employees, 18 of whom are portfolio managers, research and trading professionals, 10 of whom are marketing and client service professionals and 15 of whom are operations and business management personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Our spin-off from SWS was completed on June 28, 2002. Our historical financial information for all periods prior to the completion of the spin-off may not be indicative of our future performance as an independent, public company and does not necessarily reflect our financial position, results of operations and cash flows had we operated as an independent public company during such periods. SWS owned our business for many years and operated that business as a part of its overall financial services business. As part of SWS’s business, we were able to rely, to some degree, on the cash flow and other resources of SWS, including administrative services, as well as on fees related to our management of the SWS cash reserve funds. Our pre-spin-off expenses were allocated by SWS on the basis of our relative number of employees, relative revenues and other allocation bases. These allocated expenses represent services provided by SWS, including human resources, accounting, internal audit, income tax, legal, insurance and information technology. In the period since the completion of the spin-off, we have obtained from third parties many of the services previously provided by SWS, and have found, in some cases, that the cost of these third party services is higher than those provided by SWS. We also now incur the additional expenses associated with being a publicly-held company. As a result, our pre-spin-off expense levels are generally lower than our post-spin-off expense levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements.

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

Because we compete with many other asset management firms on the basis of asset classes offered and the investment performance of those asset classes, our success is dependent to a significant extent on the investment performance of the assets that we manage. During 2003 the asset classes comprising the bulk of assets under our management performed below the median within their peer groups. This relative underperformance could adversely affect our results of operations, especially if it continues. Good performance stimulates new client accounts, which results in higher revenues for us. Conversely, poor performance tends to result in the loss or reduction of client accounts, with corresponding decreases in revenues.

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

Our largest three clients accounted for 17.1% of total revenues for the twelve months ended December 31, 2003, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these clients. There can be no assurance that we will be successful in maintaining our existing client relationships or in securing additional clients. Any failure by us to retain one or more of our large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

Any event that negatively affects the asset management industry could have a material adverse effect on us.

Any event affecting the asset management industry that results in a general decrease in assets under management or a significant general decline in the number of advisory clients or accounts could negatively impact our revenues. Our future growth and success depends in part upon the growth of the asset management industry.

Due to the substantial cost and time required to introduce new asset classes in our industry, we may not be able to successfully introduce new asset classes in a timely manner, or at all.

The development and marketing of new asset classes in our industry is extremely costly and requires a substantial amount of time. Our ability to successfully market and sell a new asset class depends on our financial resources, the performance results of the asset class, the timing of the offering and our marketing strategies. Once an asset class is developed, whether through acquisition or internal development, we need to be able to effectively market the asset class to our existing and prospective clients. This entails incurring significant financial expenses related to research on the target assets and the demand for such asset class in the market, as well as sales and marketing costs associated with attracting assets to the new asset class. In addition, our ability to sell new asset classes to our existing and potential clients depends on our ability to meet or exceed the performance of our competitors who offer the same or similar asset classes. We may not be able to profitably manage the assets within a given asset class. Moreover, it may take years before we are able to produce the level of results that will enable us to attract clients. If we are unable to capitalize on the costs and expenses incurred in developing new asset classes, we may experience losses as a result of our management of these asset classes, and our ability to introduce further new asset classes and compete in our industry may be hampered.

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

We may not be able to fund future capital requirements on favorable terms if at all.

We cannot be certain that financing to fund our working capital or other cash requirements, if needed, will be available on favorable terms, if at all. Our capital requirements will vary greatly from quarter to quarter depending on, among other things, capital expenditures, fluctuations in our operating results and financing activities. We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to satisfy our cash requirements for the foreseeable future. However, if future financing is necessary, we may or may not be able to obtain financing on favorable terms, if at all. Further, any future equity financings could dilute the relative percentage ownership of the then existing holders of our common stock, and any future debt financings could involve restrictive covenants that limit our ability to take certain actions.

The distribution agreement and the tax separation agreement that we entered into with SWS contain indemnification obligations for SWS and us that neither party may be able to satisfy, which could result in increased expenses and liabilities for us.

The distribution agreement and the tax separation agreement that we entered into with SWS allocate responsibility between SWS and us for various liabilities and obligations. However, the availability of such indemnities will depend upon the future financial strength of SWS and us. SWS or we may not be in a financial position to fund such indemnities if they should arise, which could result in increased expenses and liabilities for us. The distribution agreement provides that each party will indemnify the other against claims arising out of the distribution agreement and claims arising out of their respective businesses before and after the spin-off. The tax separation agreement provides that each party will indemnify the other with respect to some taxes attributable to their respective businesses arising before or after the spin-off. The tax separation agreement also allocates responsibility between SWS and us with respect to any corporate income taxes for which SWS becomes liable by reason of a change-in-control of SWS or us resulting in the application of Section 355(e) of the Code. Any acquisition that occurs during the four-year period beginning two years before the spin-off will be presumed to be part of a plan or a series of transactions relating to the spin-off. SWS or us, whichever is responsible for triggering a change-in-control resulting in the application of Section 355(e) of the Code, will bear any related taxes that arise. The IRS’ presumption related to Section 355(e) of the Code expires on June 28, 2004. If this occurs as a result of our actions, we would be liable to pay SWS the amount of taxes for which SWS becomes liable solely by reason of application of Section 355(e) of the Code and without consideration of any other tax attribute of SWS.

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

We conduct our principal operations through a leased property with approximately 13,500 square feet located in Dallas, Texas. We recently amended our lease agreement to reflect the fact that we will be relocating in 2004 to new space with approximately 21,600 square feet in the same office complex in which we currently operate. The amended lease agreement will expire eighty-four months after our relocation to the new space, which we expect to occur in the second or third quarter of 2004. We believe these facilities will be adequate to serve our currently anticipated business needs.

Item 3.	Legal Proceedings.

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of these proceedings will have a material impact on our financial position, operations or cash flow.

Item 4.	Submission of Matters to A Vote of Security Holders.

No matter was submitted to a vote of our stockholders during the quarterly period ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock has traded on the New York Stock Exchange under the symbol “WHG” since July 1, 2002, the first trading day after SWS completed the spin-off of Westwood by effecting a dividend distribution of all of the Westwood common stock held by SWS to all of its stockholders. At December 31, 2003, there were approximately 160 record holders of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth for each fiscal quarter since our Common Stock began trading on the New York Stock Exchange the high and low sale prices for the Common Stock, as reported by the New York Stock Exchange.

	High	Low
2003
Fourth Quarter	$18.18	$16.65
Third Quarter	21.70	15.20
Second Quarter	19.40	13.15
First Quarter	15.20	13.01

2002
Fourth Quarter	$14.30	$12.55
Third Quarter	17.27	11.40

Dividends

We have declared a cash dividend on our Common Stock for each quarter since the date of our spin-off. In 2002, after completing our spin-off from SWS, we declared quarterly dividends of $0.02 per share for each of the latter two quarters of the year. In 2003, we declared quarterly dividends of $0.02 per share for each of the first two quarters of the year, and quarterly dividends of $0.03 per share for each of the latter two quarters of the year. We also declared special dividends aggregating $1.08 per share in 2003. In addition, on February 3, 2004 we declared a quarterly cash dividend of $0.04 per share on our Common Stock payable on April 1, 2004 to stockholders of record on March 15, 2004. We currently intend to continue paying quarterly cash dividends in such amounts as our board of directors determines is appropriate. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law.

Westwood Holdings Group, Inc. is the sole stockholder of both Westwood Management and Westwood Trust. Westwood Trust is limited under applicable Texas law in the payment of dividends to undivided profits: that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board of director resolutions. At December 31, 2003, Westwood Trust had undivided profits of approximately $218,000.

Item 6.	Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of Westwood with respect to each of the five years in the period ended December 31, 2003, and as of December 31, 2003, 2002, 2001 and 2000, except Assets Under Management, is derived from the audited consolidated financial statements of Westwood and should be read in conjunction with those statements. The selected consolidated balance sheet data as of December 31, 1999 is derived from the unaudited consolidated financial statements of Westwood. The data below for a portion of the year ended December 31, 2002 and for all of the years ended on or prior to December 31, 2001 reflects Westwood’s results as it has historically been operated as a part of SWS, and these results may not be indicative of Westwood’s performance as an independent company. The information set forth below should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Years ended December 31, (in thousands, except per share amounts)
	2003	2002	2001(1)	2000	1999
Statements of Income Data:
Total revenues	$20,078	$21,624	$19,587	$16,136	$11,336
Total expenses	12,198	12,960	15,229	9,524	7,933
Income before income taxes	7,880	8,664	4,358	6,612	3,403
Provision for income tax expense	2,996	3,453	3,097	2,628	1,469
Net income	4,884	5,211	1,261	3,984	1,934
Earnings per share – basic	$0.91	$0.97	$0.23	$0.74	$0.36
Earnings per share – diluted (2)	$0.90	$0.97	$0.23	$0.74	$0.36
Cash dividends declared per common share	$1.18	$0.04	—	—	—

	As of December 31, (in thousands)
	2003	2002	2001(1)	2000	1999
Balance Sheet Data:
Cash and investments	$21,056	$18,589	$15,720	$12,519	$6,988
Total assets	26,237	24,120	21,053	18,100	11,711
Stockholders’ equity	21,853	19,123	14,032	12,802	8,590
Assets Under Management (in millions)	$3,954	$4,078	$4,120	$3,601	$2,373

(1)	In 2001, total expenses include a $4.0 million equity based compensation charge, reflecting (i) the difference in value of $3.4 million between the amount paid by our executive officers to SWS for shares of our common stock purchased by them and the value for financial reporting purposes of the shares on December 14, 2001 and (ii) the below market interest rate associated with the loans made by Westwood to the executive officers to enable them to purchase such shares (these loans were fully repaid by the executive officers in 2003). Total expenses would have been approximately $11,253,000 and net income would have been approximately $5,027,000 without the compensation charge.

(2)	Earnings per share figures reflect a 1,003.8-for-1 stock split in the form of a stock dividend effective as of June 21, 2002. All amounts have been restated to reflect the impact of this stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2003 Westwood Management and Westwood Trust collectively managed assets valued at approximately $4.0 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes have consistently ranked above the median in performance within their peer groups.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages its clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Most of Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter. However, some fees are paid quarterly in arrears or are based on daily or monthly average assets under management for the stated period. Westwood Management recognizes revenues as services are rendered.

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

Assets Under Management

Assets under management decreased $124 million, or 3.0%, to $4.0 billion at December 31, 2003 compared to $4.1 billion at December 31, 2002. The decline in assets under management was primarily due to the withdrawal of assets by certain clients, substantially offset by the market appreciation of assets under management and inflows of assets from new clients. Quarterly average assets under management decreased $183 million, or 4.4%, to $4.0 billion for 2003 compared with $4.2 billion for 2002.

As of December 31, 2002, assets under management were $4.1 billion, a decrease of $42 million, or 1.0%, compared with December 31, 2001. The decline in assets under management in 2002 was principally attributable to market depreciation of assets under management, offset by inflows of assets from new clients. Quarterly average assets under management for 2002 increased $515 million, or 14.2%, to $4.2 billion compared with $3.6 billion for 2001, primarily as a result of inflows of assets from new clients.

	As of December 31, (1) (in millions)			% Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Westwood Management Corp.
Separate Accounts	$1,832	$1,786	$2,185	2.6%	(18.3)%
Subadvisory	614	1,108	678	(44.6)	63.4
Gabelli Westwood Funds	420	428	501	(1.9)	(14.6)
Managed Accounts	155	108	119	43.5	(9.2)

Total	3,021	3,430	3,483	(11.9)	(1.5)
Westwood Trust
Commingled Funds	759	528	477	43.8	10.7
Private Accounts	121	74	77	63.5	(3.9)
Agency/Custody Accounts	53	46	83	15.2	(44.6)

Total	933	648	637	44.0	1.7
Total Assets Under Management	$3,954	$4,078	$4,120	(3.0)%	(1.0)%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $178 million, $490 million and $500 million as of December 31, 2003, 2002 and 2001, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

On December 14, 2001, SWS sold shares of Westwood common stock, constituting 19.82% of Westwood’s outstanding common stock, to five Westwood executive officers for an aggregate of $4.1 million. Westwood’s 2001 results of operations include a non-cash compensation expense of $4.0 million, reflecting (i) the difference in value of $3.4 million between the amount paid by the executive officers to SWS for the shares of Westwood common stock and the value for financial reporting purposes of the shares on December 14, 2001 and (ii) the below market interest rate associated with the loans made by Westwood to the executive officers to enable them to purchase such shares. The purchase price for the shares sold by SWS to these executives was premised upon an understanding reached in October 2001 that SWS would sell the shares of Westwood common stock based on their value at September 30, 2001, and was based on a valuation as of September 30, 2001, covering the shares sold, which valuation was delivered to the SWS Board in December 2001 and took into account the fact that the shares represented a minority interest in closely held, non-marketable securities. The foregoing loans were fully repaid by the executive officers in 2003.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and reflect our historical financial position, results of operations and cash flows both as an independent public company and, prior to the completion of the spin-off, as a part of SWS. The financial information included in this Report that relates to periods up to and including the period in which our spin-off from SWS was completed (2002) is not necessarily indicative of what our financial position, results of operations or cash flows would have been had we operated as an independent public company during such periods, nor is it necessarily indicative of our future performance. Up to and including the period in which our spin-off from SWS was completed, our expenses were allocated by SWS on the basis of our relative number of employees, relative revenues and other allocation bases. These allocated expenses represent services provided by SWS, including human resources, accounting, internal audit, income tax, legal, insurance and information technology. In the period since the completion of the spin-off, we have obtained from third parties many of the services previously provided by SWS, and have found, in some cases, that the cost of these third party services is higher than those provided by SWS. We also now incur the additional expenses associated with being a publicly-held company. As a result, our pre-spin-off expense levels are generally lower than our post-spin-off expense levels.

Results of Operations

The following table and discussion of our results of operations is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this Report.

	Years ended December 31, (in thousands)			% Change
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Revenues
Advisory fees	$14,008	$16,223	$14,918	(13.7)%	8.7%
Trust fees	4,794	4,508	3,755	6.3	20.1
Other revenues	1,276	893	914	42.9	(2.3)

Total revenues	20,078	21,624	19,587	(7.1)	10.4
Expenses
Employee compensation and benefits	8,492	9,149	8,042	(7.2)	13.8
Equity based compensation charge	—	—	3,976		N/A
Sales and marketing	563	442	485	27.4	(8.9)
Information technology	779	850	818	(8.4)	3.9
Professional services	892	1,075	702	(17.0)	53.1
General and administrative	1,472	1,444	1,206	1.9	19.7

Total expenses	12,198	12,960	15,229	(5.9)	(14.9)

Income before income taxes	7,880	8,664	4,358	(9.0)	98.8
Provision for income tax expense	2,996	3,453	3,097	(13.2)	11.5

Net income	$4,884	$5,211	$1,261	(6.3)%	313.2%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total Revenue. Our total revenues decreased by 7.1% to $20.1 million in 2003 compared with $21.6 million in 2002. Advisory fees decreased by 13.7% to $14.0 million in 2003 compared with $16.2 million in 2002 primarily as a result of the withdrawal of assets by certain clients offset by the market appreciation of assets under management and inflows of assets from new clients. Trust fees increased by 6.3% to $4.8 million in 2003 compared with $4.5 million in

2002 primarily due to a higher average fee resulting from a change in the mix of Trust assets under management as well as increased average assets under management due to inflows from new and existing clients and market appreciation of assets. Other revenues, which generally consist of interest and investment income and consulting fees, increased by 42.9% to $1.3 million in 2003 compared with $893,000 in 2002. Other revenues increased primarily as a result of increased interest income due to accretion of discount on notes receivable from stockholders created by the repayment of those notes by some stockholders.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, benefits and incentive compensation. Employee compensation and benefits decreased by 7.2% to $8.5 million in 2003 compared with $9.1 million in 2002. This decrease resulted primarily from lower incentive compensation expense due to lower income before income taxes as well as an increased emphasis on equity-based compensation. The decrease in incentive compensation was offset to some extent by restricted stock expense that was recognized in 2003 but not in 2002, as well as a full year of stock option expense in 2003 compared to 2002 in which stock option expense began being recognized in the third quarter. At December 31, 2003 we had 43 full-time employees compared with 44 full-time employees at December 31, 2002.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and advertising costs. Sales and marketing costs increased by 27.4% to $563,000 in 2003 compared with $442,000 in 2002. The increase is primarily the result of increased expenditures for marketing to institutional investment consultants as well as increased travel and entertainment costs.

Information Technology. Information technology expenses generally consist of costs associated with computing hardware and software licenses, maintenance and support, telecommunications, proprietary investment research tools and other related costs. Information technology costs decreased by 8.4% to $779,000 in 2003 compared with $850,000 in 2002. The decrease is primarily due to costs related to redeveloping our website, which were incurred in 2002 but not in 2003.

Professional Services. Professional services expenses generally consist of costs associated with legal, audit and other professional services. Professional services expenses decreased by 17.0% to $892,000 in 2003 compared with $1.1 million in 2002. The decrease in these expenses is primarily the result of the absence in 2003 of spin-off related legal and accounting expenses, as well as legal expenses related to litigation that were incurred in 2002 but not in 2003. This decline was partially offset by increased legal and accounting costs associated with being an independent public company.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 1.9% to $1.5 million in 2003 compared with $1.4 million in 2002. The increase is primarily due to increased corporate insurance costs offset to some extent by lower listing fees paid to the New York Stock Exchange (we incurred ongoing listing fees in 2003 compared to the higher initial listing fee in 2002).

Provision for Income Tax Expense. Provision for income tax expense decreased by 13.2% to $3.0 million in 2003 compared with $3.5 million in 2002 due to lower income before income taxes as well as an effective tax rate of 38.0% in 2003 compared to 39.9% in 2002. The decrease in the effective tax rate was primarily due to a reduction in the Company’s effective franchise tax rate and the effect of a franchise tax refund related to prior years.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total Revenue. Our total revenues increased by 10.4% to $21.6 million in 2002 compared with $19.6 million in 2001. Advisory fees increased by 8.7% to $16.2 million in 2002 compared with $14.9 million in 2001 primarily as a result of increased average assets under management derived from new clients. Trust fees increased by 20.1% to $4.5 million in 2002 compared with $3.8 million in 2001 primarily due to increased average trust assets under management. Other revenues decreased by 2.3% to $893,000 in 2002 compared with $914,000 in 2001. Other revenues decreased primarily as a result of lower interest income due to lower market interest rates, which was partially offset by increased consulting income from Gabelli Advisers, Inc.

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

Equity Based Compensation Charge. The $4.0 million equity based compensation charge in 2001 relates to the sale of a minority interest in Westwood to our executive officers by SWS and reflects (i) the difference in value of $3.4 million between the amount paid by our executive officers to SWS for shares of our common stock purchased by them and the value for financial reporting purposes of the shares on December 14, 2001 and (ii) the below market interest rate associated with the loans made by Westwood to the executive officers to enable them to purchase such shares. These loans were fully repaid by the executive officers in 2003.

Sales and Marketing. Sales and marketing costs decreased by 8.9% to $442,000 in 2002 compared with $485,000 in 2001. The decrease in these expenses is primarily due to lower travel expenses as a result of the realignment of marketing and client service coverage responsibilities along geographic lines.

Information Technology. Information technology costs increased by 3.9% to $850,000 in 2002 compared with $818,000 in 2001. The increase in these expenses is primarily due to the cost of redeveloping our website and increased software maintenance costs.

Professional Services. Professional services expenses increased by 53.1% to $1.1 million in 2002 compared with $702,000 in 2001. The increase in these expenses is primarily the result of legal and accounting costs associated with the spin-off from SWS, the 2002 expense for the initial audit of our composite investment performance figures verifying conformity with the Association for Investment Management and Research – Performance Presentation Standards, as well as increased legal and accounting costs associated with being public. Legal expenses associated with litigation were approximately the same in 2002 as compared to 2001.

General and Administrative. General and administrative expenses increased by 19.7% to $1.4 million in 2002 compared with $1.2 million in 2001. The increase in these expenses is primarily the result of the initial listing fee paid to the New York Stock Exchange related to the listing of our common stock, as well as increased corporate insurance and investor relations costs. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 we discontinued our amortization of goodwill. Goodwill amortization during 2001 was approximately $73,000. The adoption of SFAS 142 does not have a significant impact on the comparability of our earnings per share or net income.

Provision for Income Tax Expense. Provision for income tax expense increased by 11.5% to $3.5 million in 2002 compared with $3.1 million in 2001, reflecting an effective tax rate of 39.9% and 71.1% for 2002 and 2001, respectively. The decrease in the effective tax rate resulted from the non-deductibility of most of the equity based compensation charge incurred in 2001.

Liquidity and Capital Resources

Historically, we have funded our operations and cash requirements with cash generated from operating activities. As of December 31, 2003, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2003, cash flow provided by operating activities, principally our investment advisory business, was $3.9 million. We generated cash flow from operating activities of $4.8 million and $6.7 million during 2002 and 2001, respectively. At December 31, 2003 and 2002, we had working capital of $18.6 million and $15.8 million, respectively.

Cash flow used in investing activities during 2003 was $2.3 million, and was primarily related to the investment of excess cash balances. Cash used in investing activities during 2002 and 2001 was $521,000 and $6.7 million, respectively, and was primarily related to the investment of excess cash balances.

Cash used in financing activities during 2003 was $2.3 million and was primarily related to the payment of cash dividends on our common stock, offset to some extent by the repayment in full of loans made to some of our executive officers. Cash used in financing activities during 2002 was $114,000 and was related to the payment of cash dividends on our common stock. Cash used in financing activities during 2001 was $4.1 million and was related to the funding of loans used to enable our executive officers to purchase shares of our common stock from SWS.

We had cash and investments of $21.1 million at December 31, 2003, compared to $18.6 million at December 31, 2002. As required by the Texas Finance Code, Westwood Trust maintains minimum restricted capital of $1.0 million, which is included in Investments in the accompanying consolidated balance sheets. We had no liabilities for borrowed money at December 31, 2003 or December 31, 2002, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

Contractual Obligations

The following table summarizes the Company’s known contractual obligations as of December 31, 2003 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Non-cancelable operating leases	$4,385	$467	$1,102	$1,235	$1,581
Deferred compensation liability (1)	463	—	—	—	—

Total	$4,848	$467	$1,102	$1,235	$1,581

(1)	Our obligation under the deferred compensation plan was $463,000 at December 31, 2003. This liability will grow while deferred compensation plan participants remain employed with Westwood and will decrease when participants’ employment is terminated and the related liability is paid. The timing of the payments cannot be estimated. Our obligation under this plan will be satisfied with specific cash and investments that are segregated from the assets that we use in the course of running our business.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses reporting and disclosure requirements for Variable Interest Entities (“VIEs”) and defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the enterprise that absorbs a majority of the VIE’s expected losses. If no enterprise absorbs a majority of the expected losses, FIN 46 requires consolidation by the enterprise that receives a majority of the expected residual returns. The calculation of expected residual returns includes the expected variability in the entity’s net income or loss as well as all fees earned by the entity’s decision maker, thereby creating a bias in favor of the decision maker in the determination of who receives a majority of the expected residual returns. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and were originally effective for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. Such transition provisions were subsequently amended so that the Company will not be required to apply FIN 46 until the first quarter of fiscal 2004, which ends on March 31, 2004. The Company does not believe that the adoption of FIN 46 will have a material impact on its operations or its consolidated financial statements.

Critical Accounting Policies and Estimates

Revenue Recognition

Investment advisory and trust fees are recognized in the period the services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management.

Accounting for Investments

We record our investments in accordance with the provisions of SFAS No. 115. We have designated our investments other than money market holdings as “trading” securities, which are recorded at market value with the related unrealized gains and losses reflected in “Other revenues” in the consolidated statements of income. Our “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund shares, are valued based upon quoted market prices and, with respect to mutual funds, the net asset value of the shares held as reported by the fund. We have designated our investments in money market accounts as “available for sale.” The market values of our money market holdings generally do not fluctuate. Dividends and interest on all of our investments are accrued as earned.

Goodwill

Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 the Company discontinued its amortization of goodwill. Goodwill amortization during 2001 was approximately $73,000. The adoption of SFAS 142 did not have a significant impact on the comparability of the Company’s earnings per share or net income. During the second quarter of 2002, the Company completed an impairment analysis of goodwill as of January 1, 2002, the date of adoption of SFAS 142. During the third quarters of 2003 and 2002, the Company completed its annual impairment assessment as required by SFAS 142. No impairment loss or transition adjustments were required. The Company performs its annual impairment assessment as of July 1.

Stock Options

Effective January 1, 2002, we elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under SFAS 123, “Accounting for Stock Based Compensation” fair value model. We value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model the expense recognized for stock options may have been different than the expense recognized in our financial statements.

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

Item 8.	Financial Statements and Supplementary Data.

The independent auditors’ reports and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

As of December 31, 2003, Westwood carried out an evaluation, under the supervision and with the participation of Westwood management, including Westwood’s Chief Executive Officer and Chief Operating Officer (performing functions similar to a Chief Financial Officer), of the effectiveness of the design and operation of Westwood’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed by Westwood in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by Westwood is accumulated and communicated to Westwood management, including Westwood’s Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding disclosure.

There were no changes in Westwood’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Westwood’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company.

Information regarding Executive Officers and Directors is hereby incorporated by reference from the sections entitled “Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on April 22, 2004 (the “Proxy Statement”).

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

Item 14.	Principal Accountant Fees and Services.

Information regarding Principal Accountant Fees and Services is hereby incorporated by reference from the section entitled “Proposal 2: Ratification of Deloitte & Touche LLP as Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

(a)	1.	The following financial statements are filed as part of this Report:

		Report of Deloitte & Touche LLP, Independent Auditors
		Report of Arthur Andersen LLP, Independent Public Accountants
		Consolidated Balance Sheets as of December 31, 2003 and 2002
		Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
		Consolidated Statements of Cash Flows for the year ended December 31, 2003, 2002 and 2001
		Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules

		Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been excluded, as they are not required under the related instructions or the information required has been included in the Company’s Consolidated Financial Statements.

	3.	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description of Exhibits

2.1	Distribution Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. **

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. ***

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. ***

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. ***

10.1	Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan ****+

10.2	Westwood Holdings Group, Inc. Deferred Compensation Plan *****+

10.3	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. **

10.4	Transition Services Agreement between SWS Group, Inc., Westwood Management Corp. and Westwood Trust **

10.5	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto*****

10.6	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 *

10.7	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 *

10.8	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 *****

10.9	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 *****

10.10	Calkin Severance Agreement ****+

10.11	Form of Indemnification Agreement for Westwood Holdings Group, Inc. *+

10.12	Form of Indemnification Agreement for Westwood Management Corp. *+

10.13	Form of Indemnification Agreement for Westwood Trust *+

21.1	Subsidiaries *****

24.1	Power of Attorney (included on first signature page) *

31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the President and Chief Operating Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*#

32.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*#

*	Filed herewith.

**	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.

***	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.

****	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission on March 7, 2003.

*****	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.

+	Indicates management contract or compensation plan, contract or arrangement.

#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this Report.

(i)	Current Report on Form 8-K filed on October 21, 2003 reporting the Company’s results from operations and a dividend declaration.

(c)	The Index to Exhibits filed or incorporated by reference pursuant to Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature pages to this Report.

(d)	Not applicable.

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

Susan M. Byrne Chairman of the Board and Chief Executive Officer

Dated: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on February 27, 2004.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Westwood Holdings Group, Inc.:

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been retroactively adjusted to reflect the 1,003.8-for-1 stock split in the form of a dividend effective as of June 21, 2002. Our audit procedures with respect to the revisions identified in Note 2 with respect to 2001 include (i) agreeing the previously reported per share and capital accounts to the previously issued financial statements and (ii) testing the mathematical accuracy of the revised per share and capital accounts giving effect to the stock split as required by accounting principles generally accepted in the United States of America. In our opinion, the revisions to per share and capital accounts for the stock split are appropriate. As described in Note 2, these financial statements have also been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123.” Our audit procedures with respect to the 2001 disclosures in Note 2 included (i) agreeing the previously reported net income to the previously issued financial statements, (ii) agreeing the pro forma adjustments to reported net income representing deductions for total stock-based compensation expense determined under the fair value based method for awards to the Company’s underlying records obtained from management, and (iii) testing the mathematical accuracy of the reconciliation of reported net income to pro forma net income. In our opinion, the disclosures for 2001 in Note 7 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to the revisions for the stock split and transition and disclosure requirements for stock based compensation described above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock options in 2002.

/s/ Deloitte & Touche LLP

February 24, 2004

Dallas, Texas

WE ARE INCLUDING IN THIS REPORT, PURSUANT TO RULE 2-02(E) OF REGULATION S-X, A COPY OF THE LATEST SIGNED AND DATED REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS FROM OUR PRIOR INDEPENDENT PUBLIC ACCOUNTANTS, ARTHUR ANDERSEN LLP. THIS REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS WAS PREVIOUSLY ISSUED BY ARTHUR ANDERSEN, FOR FILING WITH THE REGISTRATION STATEMENT ON FORM 10 FILED BY WESTWOOD WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 6, 2002, AND HAS NOT BEEN REISSUED BY ANDERSEN. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS AND PERIODS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003.

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

/s/ Arthur Andersen LLP

Dallas, Texas,

February 1, 2002

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

(in thousands, except par values and share amounts)

	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$3,643	$4,359
Accounts receivable	1,931	2,186
Investments, at market value	17,413	14,230

Total current assets	22,987	20,775
Goodwill, net of accumulated amortization of $640	2,302	2,302
Other assets, net	948	1,043

Total assets	$26,237	$24,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$935	$701
Dividends payable	167	108
Compensation and benefits payable	2,776	3,523
Income taxes payable	472	604

Total current liabilities	4,350	4,936
Other liabilities	34	61

Total liabilities	4,384	4,997

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,550,472 and outstanding 5,550,119 shares at December 31, 2003; issued 5,394,522 and outstanding 5,394,145 shares at December 31, 2002	56	54
Additional paid-in capital	12,952	9,579
Treasury stock, at cost – 353 shares at December 31, 2003 and 377 shares at December 31, 2002	(6)	(6)
Unamortized stock compensation	(2,609)	—
Notes receivable from stockholders	—	(3,598)
Retained earnings	11,460	13,094

Total stockholders’ equity	21,853	19,123

Total liabilities and stockholders’ equity	$26,237	$24,120

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)

	2003	2002	2001
REVENUES:
Advisory fees	$14,008	$16,223	$14,918
Trust fees	4,794	4,508	3,755
Other revenues	1,276	893	914

Total revenues	20,078	21,624	19,587

EXPENSES:
Employee compensation and benefits	8,492	9,149	8,042
Equity based compensation charge	—	—	3,976
Sales and marketing	563	442	485
Information technology	779	850	818
Professional services	892	1,075	702
General and administrative	1,472	1,444	1,206

Total expenses	12,198	12,960	15,229

Income before income taxes	7,880	8,664	4,358
Provision for income tax expense	2,996	3,453	3,097

Net income	$4,884	$5,211	$1,261

Earnings per share:
Basic	$0.91	$0.97	$0.23
Diluted	$0.90	$0.97	$0.23

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)

	Westwood Holdings Group, Inc. Common Stock, Par	Westwood Management Corp. Common Stock, Par	Westwood Trust Common Stock, Par	Addi- tional Paid-In Capital	Treasury Stock	Unamort- ized Stock Compen- sation	Notes Receivable from Stock- holders	Retained Earnings	Total
BALANCE, January 1, 2001	$54	$1	$165	$5,744	$—	$—	$—	$6,838	$12,802
Formation of Westwood Holdings Group, Inc.		(1)	(165)	166					—
Net income								1,261	1,261
Notes issued to stockholders							(3,536)		(3,536)
Noncash contribution				3,505					3,505

BALANCE, December 31, 2001	54	—	—	9,415	—	—	(3,536)	8,099	14,032
Net income								5,211	5,211
Purchase of Treasury Stock					(6)				(6)
Dividends declared ($0.04 per share)								(216)	(216)
Stock options vested				164					164
Accretion of discount on Notes							(62)		(62)

BALANCE, December 31, 2002	54	—	—	9,579	(6)	—	(3,598)	13,094	19,123
Net income								4,884	4,884
Sale of treasury stock – 24 shares					—				—
Issuance of restricted stock	2			3,000		(3,002)			—
Amortization of stock compensation						393			393
Tax benefit related to restricted stock				52					52
Dividends declared ($1.18 per share)								(6,518)	(6,518)
Stock options vested				264					264
Stock options exercised	—			57					57
Accretion of discount on Notes							(495)		(495)
Repayment of notes receivable from stockholders							4,093		4,093

BALANCE, December 31, 2003	$56	$—	$—	$12,952	$(6)	$(2,609)	$—	$11,460	$21,853

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,884	$5,211	$1,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108	88	157
Equity based compensation charge	—	—	3,976
Stock option expense	264	164	—
Restricted stock amortization	393	—	—
Accretion of discount on notes receivable from stockholders	(495)	(62)	—
SWS expense allocations not reimbursed by the Company	—	—	85
Purchases of investments	(8,812)	(2,187)	(1,493)
Sales of investments	7,779	3,960	817
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	255	211	(37)
Decrease (increase) in other assets	105	(408)	181
Increase (decrease) in accounts payable and accrued liabilities	234	(175)	344
(Decrease) increase in compensation and benefits payable	(747)	(463)	824
(Decrease) increase in income taxes payable	(80)	(1,424)	549
(Decrease) increase in other liabilities	(27)	(70)	6

Net cash provided by operating activities	3,861	4,845	6,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(5,817)	(9,190)	(19,159)
Sales of money market funds	3,667	8,757	12,500
Purchase of fixed assets	(118)	(88)	(52)

Net cash used in investing activities	(2,268)	(521)	(6,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(6)	—
Proceeds from stock options exercised	57	—	—
Cash dividends	(6,459)	(108)	—
Notes receivable from stockholders	4,093	—	(4,093)

Net cash used in financing activities	(2,309)	(114)	(4,093)

NET (DECREASE) INCREASE IN CASH	(716)	4,210	(4,134)
Cash, beginning of year	4,359	149	4,283

Cash, end of year	$3,643	$4,359	$149

Supplemental cash flow information:
Cash paid during the year for income taxes	$3,063	$5,652	$2,270
Issuance of restricted stock	3,002	—	—
Tax benefit allocated directly to equity	52	—	—

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2003, 2002 and 2001

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements are presented using the accrual basis of accounting. The accompanying financial statements of the Company include the financial statements of Management and Trust on a combined basis for periods prior to their contribution to the Company by SWS on December 14, 2001 and on a consolidated basis for the period after their contribution to the Company by SWS. All significant intercompany balances and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Investments

Money market securities are classified as available for sale securities and have no significant fluctuating values. All other marketable securities are classified as trading securities. All securities are carried at quoted market value on the accompanying balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. The Company realized $67,000 and $32,000 of gross investment gains and $17,000 and $8,000 of gross investment losses for the years 2003 and 2002, respectively. The Company measures realized gains and losses on investments using the specific identification method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and have been included in other assets in the accompanying consolidated balance sheets. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term, using the straight-line method.

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 the Company discontinued its amortization of goodwill. Goodwill amortization during 2001 was approximately $73,000. The adoption of SFAS 142 did not have a significant impact on the comparability of the Company’s earnings per share or net income. During the second quarter of 2002, the Company completed an impairment analysis of goodwill as of January 1, 2002, the date of adoption of SFAS 142. During the third quarters of 2003 and 2002, the Company completed its annual impairment assessment as required by SFAS 142. No impairment loss or transition adjustments were required. The Company performs its annual impairment assessment as of July 1.

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

2. Earnings per share amounts in this note reflecting the impact of SWS options granted to employees.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Weighted average shares and per share amounts presented in the earnings per share disclosures in Note 8.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Federal Income Taxes

The Company files a Federal income tax return as a consolidated group for the Company and its subsidiaries. For periods prior to the spin-off, the Company joined with SWS and its other subsidiaries in filing a consolidated Federal income tax return. SWS’s consolidated Federal income tax expense was allocated to the Company as if the Company filed a separate consolidated Federal income tax return, assuming the utilization of tax-planning strategies consistent with those utilized by SWS.

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

Stock Options

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under the SFAS No. 123, “Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest. Prior to January 1, 2002, the Company accounted for its option plan under the APB 25 intrinsic value model, which resulted in no compensation cost being recognized. If the Company had continued to account for option grants under APB 25 during 2003 and 2002, reported net income would have been $5,056,000 and $5,318,000 for the twelve months ended December 31, 2003 and 2002, respectively. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” requires certain transition disclosures, which are provided in the table below. Had compensation cost been determined valuing the options using the Black-Scholes option pricing model as provided in SFAS No. 123 prior to January 1, 2002, the Company’s net income and earnings per share would have been the pro forma amounts indicated below for the years ended December 31, 2003, 2002 and 2001 (the 2002 pro forma adjustment reflects the remaining fair value of previously unvested outstanding SWS options granted to our employees that became fully vested as of June 28, 2002):

	2003	2002	2001
Net income (in thousands)
As reported	$4,884	$5,211	$1,261
Add: stock-based employee compensation expense included in reported net income, net of tax	427	107	2,584
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(427)	(1,152)	(2,993)

Pro forma	$4,884	$4,166	$852

Earnings per share
As reported – basic	$0.91	$0.97	$0.23
As reported – diluted	0.90	0.97	0.23
Pro forma – basic	0.91	0.77	0.16
Pro forma – diluted	0.90	0.77	0.16

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001:

2001
Expected volatility	56%
Risk-free interest rate	4.85%
Expected dividend yield	1.77%
Expected life	5 to 10 years

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 addresses reporting and disclosure requirements for Variable Interest Entities (“VIEs”) and defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the enterprise that absorbs a majority of the VIE’s expected losses. If no enterprise absorbs a majority of the expected losses, FIN 46 requires consolidation by the enterprise that receives a majority of the expected residual returns. The calculation of expected residual returns includes the expected variability in the entity’s net income or loss as well as all fees earned by the entity’s decision maker, thereby creating a bias in favor of the decision maker in the determination of who receives a majority of the expected residual returns. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and were originally effective for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. Such transition provisions were subsequently amended so that the Company will not be required to apply FIN 46 until the first quarter of fiscal 2004, which ends on March 31, 2004. The Company does not believe that the adoption of FIN 46 will have a material impact on its operations or its consolidated financial statements.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined by the Company using available information. The fair value amounts discussed in Note 4 are not necessarily indicative of either the amounts the Company would realize upon disposition of these instruments or the Company’s intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to mutual funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, primarily money market accounts, equals their fair value which is equal to the net asset value of the shares held as reported by the fund. The net assets of our money market holdings generally do not fluctuate.

3. ACCOUNTS RECEIVABLE:

The Company’s trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the years ended December 31, 2001 through 2003. The majority of the balances are advisory and trust fees receivable from customers and are believed to be fully collectable by us.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Market Value
December 31, 2003:
U.S. Government and Government agency obligations	$1,602	$—	$—	$1,602
Funds:
Money Market	15,137	—	—	15,137
Equity	485	105	—	590
Bond	81	3	—	84

Marketable securities	$17,305	$108	$—	$17,413

December 31, 2002:
U.S. Government and Government agency obligations	$1,508	$6	$—	$1,514
Funds:
Money Market	12,467	—	—	12,467
Equity	218	2	(15)	205
Bond	44	—	—	44

Marketable securities	$14,237	$8	$(15)	$14,230

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

5. INCOME TAXES:

Income tax expense for the years ended December 31, 2003, 2002 and 2001 (effective rate of 38.0% in 2003, 39.9% in 2002 and 71.1% in 2001) differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rate (34%) to income before income taxes. The difference between the Federal corporate tax rate of 34% and the effective tax rate is comprised of the following (in thousands):

	2003	2002	2001
Income tax expense at the statutory rate	$2,679	$2,946	$1,482
State franchise and income taxes	302	423	336
Nondeductible equity-based compensation	—	—	1,197
Other, net	15	84	82

Total income tax expense	$2,996	$3,453	$3,097

Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

	2003	2002	2001
State – current	$427	$663	$490
State – deferred	38	(13)	27
Federal – current	2,559	2,906	2,369
Federal – deferred	(28)	(103)	211

Total income tax expense	$2,996	$3,453	$3,097

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 are presented below (in thousands):

	2003	2002
Difference between tax basis and recorded value of notes receivable from stockholders	$—	$191
Depreciation at rates different for tax than for financial reporting	26	49
Restricted stock amortization	137	—
Stock option expense	140	63
Deferred compensation liability	84	49
Accrued expenses	—	28
Other	(23)	(6)

Total deferred tax assets – included in other assets on the consolidated balance sheets	$364	$374

As a result of the Company’s history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.

6. REGULATORY CAPITAL REQUIREMENTS:

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1.0 million. At December 31, 2003, Trust had total stockholders’ equity of approximately $3.5 million, which is $2.5 million in excess of its minimum capital requirement.

Trust is limited under applicable Texas law in the payment of dividends to undivided profits: that part of equity capital equal to the balance of net profits, income, gains and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At December 31, 2003, Trust had undivided profits of approximately $218,000.

7. EMPLOYEE BENEFITS:

The Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees and directors of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan may not exceed 948,100 shares. At December 31, 2003, approximately 603,000 shares remain available for issuance under the Plan.

Restricted Stock Plan

For the year ended December 31, 2003, restricted stock of 147,000 shares and 4,500 shares were granted to employees and non-employee directors, respectively, net of forfeitures. The employees’ shares vest over four years and the directors’ shares vest over one year. Until the shares have vested they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company records compensation cost for restricted stock grants based on the fair market value of its common stock at the date of grant and amortizes this cost over the applicable vesting period. The weighted-average grant-date fair value of all restricted shares issued, net of forfeitures, was $19.81 per share. For the year ended December 31, 2003, the Company recorded compensation expense related to restricted stock of approximately $393,000. Unamortized stock compensation is shown as a separate component of stockholders’ equity.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Option Plan – Westwood options

Options granted under the Stock Incentive Plan have a maximum ten-year term and vest over a period of four years.

A summary of the status of Westwood’s outstanding stock options issued to employees of the Company as of December 31, 2003 and 2002 is presented below:

	December 31, 2003		December 31, 2002
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	218,500	$12.92	—	—
Granted	7,500	14.29	226,000	$12.92
Exercised	(4,450)	12.90	—	—
Forfeited	(32,375)	13.22	(7,500)	12.90

Outstanding, end of period	189,175	12.92	218,500	12.92

Exercisable, end of period	50,800	12.92	—
Weighted-average fair value of options granted during period	$5.41		$5.48

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Expected volatility	35%	35%
Risk-free interest rate	3.47%	4.46%
Expected dividend yield	1.12%	0.62%
Expected life	7 years	7 years

The following table summarizes information for Westwood stock options outstanding at December 31, 2003:

	Westwood Options Outstanding			Westwood Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.90 – 14.80	189,175	8.5 years	$12.92	50,800	$12.92

Stock Option Plan – SWS options

Prior to June 28, 2002 and at December 31, 2001, the Company’s employees participated in the SWS Stock Option Plan (the “1996 Plan”). The 1996 Plan reserves shares of SWS common stock for issuance to eligible employees of SWS or its subsidiaries. Shares reserved under this option plan reflect all stock dividends issued by SWS. Options granted under the 1996 Plan have a maximum ten-year term, and the vesting period is determined on an individual basis by the Stock Option Committee of SWS’s Board of Directors.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Options granted under the 1996 Plan to Westwood employees became fully vested as of June 28, 2002, the date of the spin-off, and Westwood was substituted for SWS as the employer of these employees. There were no grants of SWS options to Westwood employees during the year 2002.

A summary of the status of SWS’s outstanding stock options (reflecting adjustments as a result of the spin-off) issued to employees of the Company as of June 28, 2002 (the date of the spin-off) and December 31, 2001 is presented below:

	June 28, 2002		December 31, 2001
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	117,590	$22.92	83,033	$24.41
Granted	—	—	31,000	18.99
Exercised	(1,497)	12.41	(1,103)	15.26
Forfeited	(1,366)	24.98	(3,472)	29.40
Adjustment for stock dividends/spin-off	26,277	—	8,132	—

Outstanding, end of period	141,004	18.65	117,590	$22.92

Exercisable, end of period	141,004		49,283
Weighted-average fair value of options granted during period	—		$10.52

The following table summarizes information for SWS stock options outstanding at June 28, 2002 issued to employees of the Company:

	SWS Options Outstanding			SWS Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.41-$15.45	80,113	7.4 years	$14.18	80,113	$14.18
$23.39-$26.05	60,891	7.7 years	24.53	60,891	24.53

Westwood Holdings Group, Inc. Savings Plan

Westwood has a defined contribution 401(k) and profit sharing plan that was adopted in July 2002 and covers all of the Company’s employees. Westwood provided profit sharing plan benefits become fully vested after six years of service by the participant. There were no profit sharing contributions accrued or paid during the year 2002. For the 401(k) portion of the plan, Westwood provides a match of up to 4% of eligible compensation. Westwood’s matching contributions vest immediately and the expense totaled approximately $150,000 and $66,000 in 2003 and 2002, respectively.

Prior to the spin-off, Westwood employees participated in SWS’ defined contribution profit sharing/401(k) plan. SWS provided profit sharing plan benefits became fully vested for Westwood employees at the time of the spin-off. Profit sharing contributions were accrued and funded at SWS’s discretion. Profit sharing expense related to the Company’s employees for 2002 and 2001 was approximately $0 and $38,000, respectively. The 401(k) portion of the plan began in January 2000, and SWS provided a match of up to 4% of eligible compensation. SWS’s matching contributions vest immediately and the expense totaled approximately $85,000 and $127,000 in 2002 and 2001, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. EARNINGS PER SHARE:

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended December 31, 2003, 2002 and 2001, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares held in the Westwood Holdings Group, Inc. Deferred Compensation Plan. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	2003	2002	2001
Net income	$4,884	$5,211	$1,261
Weighted average shares outstanding – basic	5,395,868	5,394,145	5,394,522
Dilutive potential shares from stock options	9,529	—	—
Dilutive potential shares from deferred compensation plan	353	377	—

Weighted average shares outstanding – diluted	5,405,750	5,394,522	5,394,522
Earnings per share – basic	$0.91	$0.97	$0.23
Earnings per share – diluted	$0.90	$0.97	$0.23

Earnings per share have been retroactively adjusted to give effect to the stock split effected in the form of a stock dividend on June 21, 2002.

9. COMMITMENTS AND CONTINGENCIES:

The Company leases its offices under a non-cancelable operating lease agreement. The Company has entered into a lease modification that extends the lease term until 2011. Rental expense for facilities and equipment leases for fiscal years 2003, 2002 and 2001 aggregated approximately $621,000, $594,000 and $591,000, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of income.

At December 31, 2003, the future rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:

2004	$467
2005	497
2006	605
2007	611
2008	624
Thereafter	1,581

Total payments due	$4,385

10. AFFILIATE TRANSACTIONS:

SWS, through its principal subsidiary, SWS Securities, Inc., provided accounting, technology and administrative services for the Company in 2002 up until June 28, 2002, the date of the spin-off, and in the year 2001. Management serves as investment advisor for the SWS cash reserve funds, and Trust serves as custodian for the SWS cash reserve funds and as trustee for the assets of the SWS Deferred Compensation Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accompanying financial statements include the following revenues (in thousands) from transactions with SWS and its subsidiaries other than Management and Trust:

	2002 (through June 28)	2001
Advisory fees	$241	$441
Trust fees	136	234

The accompanying financial statements include the following expenses (in thousands) for charges from SWS and its subsidiaries other than Management and Trust.

	2002 (through June 28)	2001
Employee benefits	$58	$190
Information technology	113	269
Professional services	—	34
General and administrative	36	62

Total	$207	$555

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

If one or more persons acquire a 50% or greater interest in SWS or the Company as part of a plan or series of related transactions that included the spin-off, SWS would be taxed on the spin-off as if the spin-off had been a sale. Any acquisition that occurs during the four-year period beginning two years before the spin-off will be presumed to be a part of a plan or a series of transactions that included the spin-off. The IRS’ presumption related to Section 355(e) of the Code expires on June 28, 2004. SWS or the Company, whichever is responsible for triggering a change-in-control, will bear any related taxes that arise.

11. SEGMENT REPORTING:

The Company operates two segments: the Management segment and the Trust segment. Such segments are managed separately based on types of products and services offered and their related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Management	Trust	Other	Eliminations	Consolidated
2003
Net revenues from external sources	$14,581	$4,826	$671	$—	$20,078
Net intersegment revenues	1,811	—	—	(1,811)	—
Net interest and dividend revenue	126	42	587	—	755
Depreciation and amortization	96	12	—	—	108
Income before income taxes	7,248	713	(81)	—	7,880
Segment assets	21,513	3,714	1,010	—	26,237
Expenditures for long-lived assets	95	23	—	—	118
2002
Net revenues from external sources	$16,784	$4,638	$202	$—	$21,624
Net intersegment revenues	1,584	—	—	(1,584)	—
Net interest revenue	141	128	225	—	494
Depreciation and amortization	81	7	—	—	88
Income before income taxes	7,884	718	62	—	8,664
Segment assets	19,142	4,330	648	—	24,120
Expenditures for long-lived assets	74	14	—	—	88
2001
Net revenues from external sources	$15,663	$3,917	$7	$—	$19,587
Net intersegment revenues	1,187	—	4,994	(6,181)	—
Net interest revenue	432	184	7	—	623
Depreciation and amortization	127	30	—	—	157
Income (loss) before income taxes	7,776	550	1,026	(4,994)	4,358
Segment assets	17,306	4,208	13,797	(14,258)	21,053
Expenditures for long-lived assets	48	4	—	—	52

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On February 1, April 7 and August 26, 2003 the executive officers made principal payments of approximately $965,000, $39,000 and $3,089,000, respectively, on these notes. A proportionate share of the discount on the notes receivable from stockholders was accreted through the income statement. As of December 31, 2003, notes receivable from stockholders had been fully repaid.

13. CONCENTRATION:

During the years ended December 31, 2003, 2002 and 2001, no customer accounted for 10% or more of the Company’s revenues. For the twelve months ended December 31, 2003, our largest three clients accounted for 17.1% of total revenues.

14. SUBSEQUENT EVENT:

On February 3, 2004, the Company declared a quarterly cash dividend of $0.04 per share on common stock for stockholders of record on March 15, 2004.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	Quarter
2003	First	Second	Third	Fourth
Revenues	$5,012	$5,070	$5,290	$4,706
Income before income taxes	1,967	1,960	2,144	1,809
Net income	1,250	1,199	1,319	1,116
Basic earnings per common share	0.23	0.22	0.24	0.21
Diluted earnings per common share	0.23	0.22	0.24	0.21

	Quarter
2002	First	Second	Third	Fourth
Revenues	$5,532	$5,538	$5,541	$5,013
Income before income taxes	2,279	2,098	2,097	2,191
Net income	1,386	1,259	1,204	1,363
Basic earnings per common share	0.26	0.23	0.22	0.25
Diluted earnings per common share	0.26	0.23	0.22	0.25

Note: Quarterly numbers may not add to total year numbers due to rounding.