Form 10-Q
period 2004-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2004-04-21
CIK 1165002

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004.

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

Common Stock, $0.01 Par Value—5,549,472 shares as of April 21, 2004.

WESTWOOD HOLDINGS GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

(in thousands, except par value and share amounts)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,603	$3,643
Accounts receivable	2,113	1,931
Investments, at market value	18,342	17,413

Total current assets	23,058	22,987
Goodwill	2,302	2,302
Other assets, net	1,031	948

Total assets	$26,391	$26,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,112	$935
Dividends payable	222	167
Compensation and benefits payable	738	2,776
Income taxes payable	1,281	472

Total current liabilities	3,353	4,350
Other liabilities	25	34

Total liabilities	3,378	4,384

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,549,472 and outstanding 5,549,119 shares at March 31, 2004, issued 5,550,472 and outstanding 5,550,119 shares at December 31, 2003	55	56
Additional paid-in capital	12,996	12,952
Treasury stock, at cost – 353 shares at March 31, 2004 and December 31, 2003	(6)	(6)
Unamortized stock compensation	(2,387)	(2,609)
Retained earnings	12,355	11,460

Total stockholders’ equity	23,013	21,853

Total liabilities and stockholders’ equity	$26,391	$26,237

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2004	2003
REVENUES:
Advisory fees	$3,420	$3,620
Trust fees	1,452	1,139
Other revenues	171	253

Total revenues	5,043	5,012

EXPENSES:
Employee compensation and benefits	2,337	2,119
Sales and marketing	100	143
Information technology	172	175
Professional services	224	259
General and administrative	381	349

Total expenses	3,214	3,045

Income before income taxes	1,829	1,967
Provision for income tax expense	712	717

Net income	$1,117	$1,250

Earnings per share:
Basic	$0.21	$0.23
Diluted	$0.21	$0.23

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par	Additional Paid-In Capital	Treasury Stock	Unamortized Stock Compensation	Retained Earnings	Total
BALANCE, January 1, 2004	$56	$12,952	$(6)	$(2,609)	$11,460	$21,853
Net income					1,117	1,117
Dividends declared ($0.04 per share)					(222)	(222)
Stock options vested		62				62
Cancellation of restricted stock	(1)	(19)		20		—
Amortization of stock compensation				202		202
Tax benefit related to restricted stock		1				1

BALANCE, March 31, 2004	$55	$12,996	$(6)	$(2,387)	$12,355	$23,013

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,117	$1,250
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23	24
Stock option expense	62	67
Amortization of stock compensation	202	—
Accretion of discount on notes receivable from stockholders	—	(109)
Purchases of investments	(2,155)	(2,561)
Sales of investments	1,930	1,765
Change in operating assets and liabilities:
Increase in accounts receivable	(182)	(13)
(Increase) decrease in other assets	(47)	86
Increase in accounts payable and accrued liabilities	177	27
Decrease in compensation and benefits payable	(2,038)	(2,652)
Increase in income taxes payable	810	754
Decrease in other liabilities	(9)	(8)

Net cash used in operating activities	(110)	(1,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(706)	(720)
Sales of money market funds	2	501
Purchase of other assets	(59)	(39)

Net cash used in investing activities	(763)	(258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(167)	(108)
Payments on notes receivable from stockholders	—	965

Net cash (used in) provided by financing activities	(167)	857

NET DECREASE IN CASH	(1,040)	(771)
Cash and cash equivalents, beginning of period	3,643	4,359

Cash and cash equivalents, end of period	$2,603	$3,588

Supplemental cash flow information:
Cash (refunded) paid during the period for income taxes	$(32)	$4
Cancellation of restricted stock	(20)	—
Tax benefit allocated directly to equity	1	—

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2004 and 2003

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2004, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004 or any future period.

Within these consolidated financial statements and accompanying notes, historical transactions and events involving Management and Trust are discussed as if the Company were the entity involved in the transaction or event.

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

For the three months ended March 31, 2004 and 2003

(Unaudited)

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

Stock Options

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under the SFAS No. 123, “Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest. For stock options granted prior to January 1, 2002, the Company accounted for its option plan under the APB 25 intrinsic value model, which resulted in no compensation cost being recognized at date of grant or at the vesting of the SWS options on June 28, 2002. If the Company had continued to account for option grants under APB 25 for the 2003 period, reported net income would have been $1,157,000 for the three months ended March 31, 2004.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2004 and 2003

(Unaudited)

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

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2004 and 2003, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors, as well as the dilutive impact of shares of the Company’s common stock held in the deferred compensation plan. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three months ended March 31,
	2004	2003
Net income	$1,117	$1,250

Weighted average shares outstanding – basic	5,398,619	5,394,159
Dilutive potential shares from stock options	18,818	563
Dilutive potential shares from restricted shares	11,932	—
Dilutive potential shares from deferred compensation plan	353	353

Weighted average shares outstanding – diluted	5,429,722	5,395,075

Earnings per share – basic	$0.21	$0.23
Earnings per share – diluted	$0.21	$0.23

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2004 and 2003

(Unaudited)

3. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2004:
U.S. Government and Government agency obligations	$1,606	$—	$—	$1,606
Funds:
Money Market	15,849	—	—	15,849
Equity	632	139	—	771
Bond	113	3	—	116

Marketable securities	$18,200	$142	$—	$18,342

December 31, 2003:
U.S. Government and Government agency obligations	$1,602	$—	$—	$1,602
Funds:
Money Market	15,137	—	—	15,137
Equity	485	105	—	590
Bond	81	3	—	84

Marketable securities	$17,305	$108	$—	$17,413

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4. EQUITY:

On February 3, 2004, Westwood’s Board of Directors approved the payment of a quarterly cash dividend of $0.04 per common share payable on April 1, 2004 to stockholders of record on March 15, 2004.

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

For the three months ended March 31, 2004 and 2003

(Unaudited)

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2004
Net revenues from external sources	$3,561	$1,457	$25	$—	$5,043
Net intersegment revenues	611	—	—	(611)	—
Income before income taxes	1,834	262	(267)	—	1,829
Segment assets	21,031	4,027	1,333	—	26,391
Segment goodwill	1,790	512	—	—	2,302

Three months ended March 31, 2003
Net revenues from external sources	$3,731	$1,148	$133	$—	$5,012
Net intersegment revenues	418	—	—	(418)	—
Income before income taxes	1,711	169	87	—	1,967
Segment assets	18,569	4,437	1,300	—	24,306
Segment goodwill	1,790	512	—	—	2,302

6. CONTINGENCIES:

During the first quarter of 2004, the Company entered into contracts to build out and furnish the Company’s new office space. Unpaid and unrecognized obligations under these agreements were approximately $377,000 at March 31, 2004. The Company expects to incur additional costs of approximately $655,000 to furnish the new office space in the second quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Business—Forward-Looking Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Such risks include, without limitation, risks related to our limited operating history as an independent public company; risks related to some members of our management being critical to our success and our inability to attract and retain key employees, which could compromise our future success; risks related to some of our executive officers having substantial influence over our investment policies; risks related to the negative performance of the securities markets; risks related to poor investment performance of the assets managed by us; risks related to our business being dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal and the related risk of losing any of our clients on very short notice; risks related to having a small number of clients account for a substantial portion of our business; risks related to any event that negatively affects the asset management industry; risk related to the substantial cost and time required to introduce new asset classes in our industry; risks related to our inability to successfully and timely expand our asset classes; risks related to our business being subject to pervasive regulation with attendant costs of compliance and serious consequences for violations; risks related to potential misuse of assets and information in the possession of our portfolio managers and employees; risks related to acquisitions, which may be part of our long-term business strategy and involve inherent risks that could compromise the success of the combined business and dilute the holdings of our stockholders; risks related to various factors hindering our ability to declare and pay dividends; risks related to our business being vulnerable to systems failures; risks related to our potential inability to fund our capital requirements; risks related to the indemnification obligations contained in the distribution agreement and the tax separation agreement that we entered into with SWS and that neither party may be able to satisfy; risks related to conflicts of interests of members of our Board of Directors due to their relationship with SWS; and risks related to certain provisions in our charter documents discouraging a third party from acquiring control of us.

Overview

Westwood Holdings Group, Inc. (“Westwood”) manages investment assets and provides services for its clients through its two subsidiaries, Westwood Management Corp. (“Management”) and Westwood Trust (“Trust”). Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Trust. Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, five years and longer, our principal asset classes rank above the median in performance within their peer groups.

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

Assets Under Management

Assets under management increased $62 million, or 1.6%, to $3.9 billion at March 31, 2004, compared with $3.8 billion at March 31, 2003. Average assets under management for the first quarter of 2004 were $3.9 billion, a decrease of 0.8% compared with the first quarter of 2003. The increase in period ending assets under management was principally attributable to the market appreciation of assets under management as well as inflows from new clients offset by the withdrawal of assets by certain clients. The following table sets forth Management and Trust’s assets under management as of March 31, 2004 and March 31, 2003:

	As of March 31, (1) (in millions)		% Change
	2004	2003	March 31, 2004 vs. March 31, 2003
Westwood Management Corp.
Separate Accounts	$1,780	$1,622	9.7%
Subadvisory	633	1,057	(40.1)
Gabelli Westwood Funds	405	409	(1.0)
Managed Accounts	154	111	38.7

Total	2,972	3,199	(7.1)

Westwood Trust
Commingled Funds	772	511	51.1
Private Accounts	82	63	30.2
Agency/Custody Accounts	55	46	19.6

Total	909	620	46.6

Total Assets Under Management	$3,881	$3,819	1.6%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $168 million and $488 million as of March 31, 2004 and 2003, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

Results of Operations

The following table and discussion of our results of operations for the three months ended March 31, 2004 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three Months Ended March 31, (in thousands)		% Change
	2004	2003	2003 vs. 2002
Revenues
Advisory fees	$3,420	$3,620	(5.5)%
Trust fees	1,452	1,139	27.5
Other revenues	171	253	(32.4)

Total revenues	5,043	5,012	0.6
Expenses
Employee compensation and benefits	2,337	2,119	10.3
Sales and marketing	100	143	(30.1)
Information technology	172	175	(1.7)
Professional services	224	259	(13.5)
General and administrative	381	349	9.2

Total expenses	3,214	3,045	5.6

Income before income taxes	1,829	1,967	(7.0)
Provision for income tax expense	712	717	(0.7)

Net income	$1,117	$1,250	(10.6)%

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Total Revenues. Our total revenues increased by 0.6% to $5.0 million for the three months ended March 31, 2004. Advisory fees decreased by 5.5% to $3.4 million for the three months ended March 31, 2004 compared with $3.6 million for the three months ended March 31, 2003 primarily as a result of decreased average assets under management due to the withdrawal of assets by certain clients. These withdrawals were offset to some extent by market appreciation of assets under management and inflows from new clients. Trust fees increased by 27.5% to $1.5 million for the three months ended March 31, 2004 compared with $1.1 million for the three months ended March 31, 2003, primarily due to increased average assets under management due to inflows from new and existing clients and market appreciation of assets as well as a higher average fee due to a change in the mix of Trust assets under management. Other revenues, which generally consists of interest and investment income as well as consulting fees, decreased by 32.4% to $171,000 for the three months ended March 31, 2004 compared with $253,000 for the three months ended March 31, 2003. Other revenues decreased primarily as a result of interest income due to accretion of discount on notes receivable from stockholders created by principal payments by certain executive officers that occurred in the 2003 period but not in the 2004 period. This was offset to some extent by better mark to market performance and realized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, benefits, incentive compensation and equity based compensation expense. Employee compensation and benefits increased by 10.3% to $2.3 million for the three months ended March 31, 2004 compared with $2.1 million for the three months ended March 31, 2003. This increase resulted primarily from restricted stock expense that was recognized in the 2004 period but not in the 2003 period. We had 44 full-time employees as of March 31, 2004 and March 31, 2003.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, advertising and consultant marketing costs. Sales and marketing costs decreased by 30.1% to $100,000 for the three months ended March 31, 2004 compared with $143,000 for the three months ended March 31, 2003. The decrease is primarily the result of decreased travel and entertainment costs partially offset by higher direct marketing costs associated with our managed accounts channel.

Information Technology. Information technology expenses generally consist of costs associated with computing hardware and software licenses, maintenance, support and depreciation, telecommunications, proprietary investment research tools and other related costs. Information technology costs decreased by 1.7% to $172,000 for the three months ended March 31, 2004 compared with $175,000 for the three months ended March 31, 2003. The decrease is primarily due to lower costs associated with investment research tools.

Professional Services. Professional services expenses generally consist of costs associated with legal, subadvisory fees, audit and other professional services. Professional services expenses decreased by 13.5% to $224,000 for the three months ended March 31, 2004 compared with $259,000 for the three months ended March 31, 2003. The decrease is primarily the result of professional recruiting fees that were incurred in the 2003 period but not in the 2004 period. This decrease was partially offset by higher advisory fees paid to external subadvisors resulting from increased assets under management in common trust funds sponsored by Westwood Trust, and increased audit expense related to Sarbanes-Oxley compliance.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 9.2% to $381,000 for the three months ended March 31, 2004 compared with $349,000 for the three months ended March 31, 2003. The increase is primarily due to increased corporate insurance costs and higher custody expense.

Provision for Income Tax Expense. Provision for income tax expense decreased by 0.7% to $712,000 for the three months ended March 31, 2004 compared with $717,000 for the three months ended March 31, 2003. The effective tax rate was 38.9% and 36.5% for the three months ended March 31, 2004 and March 31, 2003, respectively.

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2004, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2004, cash flow used in operating activities, principally our investment advisory business, was $110,000. At March 31, 2004, we had working capital of $19.7 million. Cash flow used in investing activities during the three months ended March 31, 2004 was $763,000, primarily related to the investment of excess cash balances and purchase of fixed assets. Cash flow used in financing activities during the three months ended March 31, 2004 was $167,000 and was due to cash dividends paid.

We had cash and investments, net of dividends payable, of $20.7 million at March 31, 2004, compared to $20.9 million at December 31, 2003. Dividends payable were $222,000 and $167,000 as of March 31, 2004 and December 31, 2003, respectively. We had no liabilities for borrowed money at March 31, 2004. Accounts payable were $10,000 and zero at March 31, 2004 and March 31, 2003, respectively.

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

Contractual Obligations

Our obligation under the deferred compensation plan was $647,000 at March 31, 2004, up $184,000 from the balance at December 31, 2003. This liability will grow while deferred compensation plan participants remain employed with Westwood and will decrease when participants’ employment is terminated and the related liability is paid. The timing of the payments cannot be estimated. Our obligation under this plan will be satisfied with specific cash and investments that are segregated from the assets that we use in the course of running our business.

During the first quarter of 2004, the Company entered into contracts to build out and furnish the Company’s new office space. Unpaid and unrecognized obligations under these agreements were approximately $377,000 at March 31, 2004. The Company expects to incur additional costs of approximately $655,000 to furnish the new office space in the second quarter of 2004.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Form of Indemnification Agreement for Westwood Trust

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of President and Chief Operating Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on February 4, 2004 reporting the Company’s results from operations and a dividend declaration.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 21, 2004	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Susan M. Byrne
Susan M. Byrne
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Operating Officer
(Principal Financial and Accounting Officer)