Form 10-Q
period 2004-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2004-07-27
CIK 1165002

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from              to             .

Commission file number 1-31234

WESTWOOD HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2969997
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

200 CRESCENT COURT, SUITE 1200

DALLAS, TEXAS 75201

(Address of Principal Executive Office)(Zip Code)

TELEPHONE NUMBER (214) 756-6900

(Registrant’s telephone number, including area code)

300 CRESCENT COURT, SUITE 1300

DALLAS, TEXAS 75201

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

Common Stock, $0.01 Par Value — 5,549,472 shares as of July 26, 2004.

WESTW OOD HOLDINGS GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 and December 31, 2003

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,025	$3,643
Accounts receivable	2,199	1,931
Investments, at market value	20,260	17,413

Total current assets	23,484	22,987
Goodwill	2,302	2,302
Prepaid income taxes	86	—
Other assets, net	2,469	948

Total assets	$28,341	$26,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,722	$935
Dividends payable	222	167
Compensation and benefits payable	1,539	2,776
Income taxes payable	—	472

Total current liabilities	3,483	4,350
Other liabilities	810	34

Total liabilities	4,293	4,384

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,549,472 and outstanding 5,549,170 shares at June 30, 2004, issued 5,550,472 and outstanding 5,550,119 shares at December 31, 2003	55	56
Additional paid-in capital	13,061	12,952
Treasury stock, at cost – 302 shares at June 30, 2004 and 353 shares at December 31, 2003	(5)	(6)
Unamortized stock compensation	(2,184)	(2,609)
Retained earnings	13,121	11,460

Total stockholders’ equity	24,048	21,853

Total liabilities and stockholders’ equity	$28,341	$26,237

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
REVENUES:
Advisory fees	$3,249	$3,693	$6,669	$7,313
Trust fees	1,442	1,071	2,894	2,210
Other revenues	249	306	420	559

Total revenues	4,940	5,070	9,983	10,082

EXPENSES:
Employee compensation and benefits	2,347	2,202	4,684	4,321
Sales and marketing	148	178	248	321
Information technology	160	208	332	383
Professional services	247	159	471	418
General and administrative	439	363	820	712

Total expenses	3,341	3,110	6,555	6,155

Income before income taxes	1,599	1,960	3,428	3,927
Provision for income tax expense	611	761	1,323	1,478

Net income	$988	$1,199	$2,105	$2,449

Earnings per share:
Basic	$0.18	$0.22	$0.39	$0.45
Diluted	$0.18	$0.22	$0.39	$0.45

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par	Additional Paid-In Capital	Treasury Stock	Unamort- ized Stock Compen- sation	Retained Earnings	Total
BALANCE, January 1, 2004	$56	$12,952	$(6)	$(2,609)	$11,460	$21,853
Net income					2,105	2,105
Dividends declared ($0.08 per share)					(444)	(444)
Stock options vested		124				124
Cancellation of restricted stock	(1)	(19)		20		—
Amortization of stock compensation				405		405
Sale of treasury stock – 51 shares			1			1
Tax benefit related to restricted stock		4				4

BALANCE, June 30, 2004	$55	$13,061	$(5)	$(2,184)	$13,121	$24,048

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,105	$2,449
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	60	52
Loss on sale of other assets	4
Stock option expense	124	138
Amortization of stock compensation	405	—
Accretion of discount on notes receivable from stockholders	—	(124)
Purchases of investments	(6,494)	(4,549)
Sales of investments	3,874	3,615
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(268)	190
Decrease in other assets	209	144
Increase in accounts payable and accrued liabilities	787	133
Decrease in compensation and benefits payable	(1,237)	(1,796)
Decrease in income taxes payable	(554)	(264)
Decrease in other liabilities	(51)	(14)

Net cash used in operating activities	(1,036)	(26)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(3,460)	(1,455)
Sales of money market funds	3,233	503
Purchase of other assets	(992)	(93)
Sale of other assets	25	—

Net cash used in investing activities	(1,194)	(1,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock	1	—
Cash dividends	(389)	(647)
Payments on notes receivable from stockholders	—	1,003

Net cash (used in) provided by financing activities	(388)	356

NET DECREASE IN CASH	(2,618)	(715)
Cash and cash equivalents, beginning of period	3,643	4,359

Cash and cash equivalents, end of period	$1,025	$3,644

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,787	$1,820
Cancellation of restricted stock	(20)	—
Tax benefit allocated directly to equity	4	—
Assets acquired by recording liabilities	827	—

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2004 and 2003

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2004, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three months or six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004 or any future period.

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

For the six months ended June 30, 2004 and 2003

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

Stock Options

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under the SFAS No. 123, “Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest. For stock options granted prior to January 1, 2002, the Company accounted for its option plan under the APB 25

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2004 and 2003

(Unaudited)

intrinsic value model, which resulted in no compensation cost being recognized at date of grant or at the vesting of the SWS options on June 28, 2002. If the Company had continued to account for option grants under APB 25, reported net income would have been $1,030,000 and $2,187,000 for the three and six months ended June 30, 2004.

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

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2004 and 2003, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors, as well as the dilutive impact of shares of the Company’s common stock held in the deferred compensation plan. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$988	$1,199	$2,105	$2,449

Weighted average shares outstanding – basic	5,398,654	5,394,169	5,398,637	5,394,164
Dilutive potential shares from stock options	23,902	1,712	23,141	1,529
Dilutive potential shares from restricted shares	25,102	—	24,445	—
Dilutive potential shares from deferred compensation plan	302	353	302	353

Weighted average shares outstanding – diluted	5,447,960	5,396,234	5,446,525	5,396,046

Earnings per share – basic	$0.18	$0.22	$0.39	$0.45
Earnings per share – diluted	$0.18	$0.22	$0.39	$0.45

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended June 30, 2004 and 2003

(Unaudited)

3. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2004:
U.S. Government and Government agency obligations	$1,609	$—	$—	$1,609
Funds:
Money Market	15,829	—	—	15,829
Equity	2,507	206	—	2,713
Bond	110	—	(1)	109

Marketable securities	$20,055	$206	$(1)	$20,260

December 31, 2003:
U.S. Government and Government agency obligations	$1,602	$—	$—	$1,602
Funds:
Money Market	15,137	—	—	15,137
Equity	485	105	—	590
Bond	81	3	—	84

Marketable securities	$17,305	$108	$—	$17,413

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4. EQUITY:

On April 21, 2004, Westwood’s Board of Directors approved the payment of a quarterly cash dividend of $0.04 per common share payable on July 1, 2004 to stockholders of record on June 15, 2004. The total dividend payable at June 30, 2004 was $222,000.

On February 3, 2004, Westwood’s Board of Directors approved the payment of a quarterly cash dividend of $0.04 per common share payable on April 1, 2004 to stockholders of record on March 15, 2004. The total dividend payable at March 31, 2004 was $222,000.

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

For the six months ended June 30, 2004 and 2003

(Unaudited)

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2004
Net revenues from external sources	$3,486	$1,449	$5	$—	$4,940
Net intersegment revenues	579	4	—	(583)	—
Income before income taxes	1,663	208	(272)	—	1,599
Segment assets	22,714	4,168	1,459	—	28,341
Segment goodwill	1,790	512	—	—	2,302

Three months ended June 30, 2003
Net revenues from external sources	$3,886	$1,081	$103	$—	$5,070
Net intersegment revenues	383	—	—	(383)	—
Income before income taxes	1,862	125	(27)	—	1,960
Segment assets	19,423	4,541	1,034	—	24,998
Segment goodwill	1,790	512	—	—	2,302

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Six months ended June 30, 2004
Net revenues from external sources	$7,047	$2,906	$30	$—	$9,983
Net intersegment revenues	1,190	4	—	(1,194)	—
Income before income taxes	3,497	470	(539)	—	3,428
Segment assets	22,714	4,168	1,459	—	28,341
Segment goodwill	1,790	512	—	—	2,302

Six months ended June 30, 2003
Net revenues from external sources	$7,617	$2,229	$236	$—	$10,082
Net intersegment revenues	801	—	—	(801)	—
Income before income taxes	3,573	294	60	—	3,927
Segment assets	19,423	4,541	1,034	—	24,998
Segment goodwill	1,790	512	—	—	2,302

6. SUBSEQUENT EVENTS:

On July 27, 2004, Westwood’s Board of Directors approved the payment of a special cash dividend of $0.75 per common share as well as a quarterly cash dividend of $0.08 per common share payable on October 1, 2004 to stockholders of record on September 15, 2004.

Effective July 1, 2004, under the Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) the Company granted restricted stock to certain key employees as well as non-employee directors of the Company representing an aggregate of 195,500 shares of Westwood common stock. Restricted shares granted will vest over a period of four years for employees and one year for non-employee directors.

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

Assets Under Management

Assets under management decreased $493 million, or 11.4%, to $3.8 billion at June 30, 2004, compared with $4.3 billion at June 30, 2003. Average assets under management for the second quarter of 2004 were $3.9 billion compared to $4.1 billion for the second quarter of 2003, a decrease of 5.3%. The decrease in period ending assets under management was principally attributable to the withdrawal of assets by certain clients, partially offset by market appreciation of assets under management. The following table sets forth Management and Trust’s assets under management as of June 30, 2004 and June 30, 2003:

	As of June 30, (1) (in millions)		% Change
	2004	2003	June 30, 2004 vs. June 30, 2003
Westwood Management Corp.
Separate Accounts	$1,767	$1,796	(1.6)%
Subadvisory	645	1,214	(46.9)
Gabelli Westwood Funds	367	447	(17.9)
Managed Accounts	153	129	18.6

Total	2,932	3,586	(18.2)

Westwood Trust
Commingled Funds	773	619	24.9
Private Accounts	87	85	2.4
Agency/Custody Accounts	53	48	10.4

Total	913	752	21.4

Total Assets Under Management	$3,845	$4,338	(11.4)%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $188 million and $441 million as of June 30, 2004 and 2003, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

Results of Operations

The following table and discussion of our results of operations for the three and six months ended June 30, 2004 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2004 vs. June 30, 2003	Six months ended June 30, 2004 vs. June 30, 2003
	2004	2003	2004	2003
Revenues
Advisory fees	$3,249	$3,693	$6,669	$7,313	(12.0)%	(8.8)%
Trust fees	1,442	1,071	2,894	2,210	34.6	31.0
Other revenues	249	306	420	559	(18.6)	(24.9)

Total revenues	4,940	5,070	9,983	10,082	(2.6)	(1.0)

Expenses
Employee compensation and benefits	2,347	2,202	4,684	4,321	6.6	8.4
Sales and marketing	148	178	248	321	(16.9)	(22.7)
Information technology	160	208	332	383	(23.1)	(13.3)
Professional services	247	159	471	418	55.3	12.7
General and administrative	439	363	820	712	20.9	15.2

Total expenses	3,341	3,110	6,555	6,155	7.4	6.5

Income before income taxes	1,599	1,960	3,428	3,927	(18.4)	(12.7)
Provision for income tax expense	611	761	1,323	1,478	(19.7)	(10.5)

Net income	$988	$1,199	$2,105	$2,449	(17.6)%	(14.0)%

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Total Revenues. Our total revenues decreased by 2.6% to $4.9 million for the three months ended June 30, 2004 compared with $5.1 million for the three months ended June 30, 2003. Advisory fees decreased by 12.0% to $3.2 million for the three months ended June 30, 2004 compared with $3.7 million for the three months ended June 30, 2003, primarily as a result of decreased average assets under management due to the withdrawal of assets by certain clients. These withdrawals were offset to some extent by market appreciation of assets under management. Trust fees increased by 34.6% to $1.4 million for the three months ended June 30, 2004 compared with $1.1 million for the three months ended June 30, 2003, primarily due to increased average assets under management due to inflows from new and existing clients and market appreciation of assets as well as a higher average fee due to a change in the mix of Trust assets under management. Other revenues, which generally consist of interest and investment income as well as consulting fees, decreased by 18.6% to $249,000 for the three months ended June 30, 2004 compared with $306,000 for the three months ended June 30, 2003. Other revenues decreased primarily as a result of reduced interest income due to accrued interest and accretion of discount on notes receivable from stockholders that occurred in the 2003 period in the amount of $46,000, but did not occur in the 2004 period, as well as a $56,000 decrease in the mark to market recorded on the assets in the Company’s deferred compensation plan compared to the 2003 period. These decreases were partially offset by increased dividend income and realized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, benefits, incentive compensation and equity based compensation expense. Employee compensation and benefits increased by 6.6% to $2.3 million for the three months ended June 30, 2004 compared with $2.2 million for the three months ended June 30, 2003. This increase resulted primarily from restricted stock expense that was recognized in the 2004 period but not in the 2003 period. We had 44 full-time employees as of June 30, 2004 compared to 43 full-time employees as of June 30, 2003.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, advertising and consultant marketing costs. Sales and marketing costs decreased by 16.9% to $148,000 for the three months ended June 30, 2004 compared with $178,000 for the three months ended June 30, 2003. The decrease is primarily the result of decreased travel and entertainment costs, partially offset by higher direct marketing costs associated with our managed accounts channel.

Information Technology. Information technology expenses generally consist of costs associated with computing hardware and software licenses, maintenance, support and depreciation, telecommunications, proprietary investment research tools and other related costs. Information technology costs decreased by 23.1% to $160,000 for the three months ended June 30, 2004 compared with $208,000 for the three months ended June 30, 2003. The decrease is primarily due to lower costs associated with investment research tools and decreased software maintenance costs related to prior year system upgrades.

Professional Services. Professional services expenses generally consist of costs associated with legal, subadvisory fees, audit and other professional services. Professional services expenses increased by 55.3% to $247,000 for the three months ended June 30, 2004 compared with $159,000 for the three months ended June 30, 2003. The increase is primarily the result of higher advisory fees paid to external subadvisors due to the engagement of a subadvisor to manage growth portfolios at Westwood Trust as well as increased assets under management in high yield and international common trust funds sponsored by Westwood Trust. Increased professional fees related to Sarbanes-Oxley compliance and increased other professional fees also contributed to the increase in professional services expenses. These increases were partially offset by a decrease in legal expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 20.9% to $439,000 for the three months ended June 30, 2004 compared with $363,000 for the three months ended June 30, 2003. The increase is primarily due to costs incurred in 2004 associated with moving the Company’s corporate office, increased rent expense, increased charitable contributions and higher custody expense.

Provision for Income Tax Expense. Provision for income tax expense decreased by 19.7% to $611,000 for the three months ended June 30, 2004 compared with $761,000 for the three months ended June 30, 2003. The effective tax rate was 38.2% and 38.8% for the three months ended June 30, 2004 and June 30, 2003, respectively.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Total Revenues. Our total revenues decreased by 1.0% to $10.0 million for the six months ended June 30, 2004 compared with $10.1 million for the six months ended June 30, 2003. Advisory fees decreased by 8.8% to $6.7 million for the six months ended June 30, 2004 compared with $7.3 million for the six months ended June 30, 2003, primarily as a result of decreased average assets under management due to the withdrawal of assets by certain clients. These withdrawals were offset to some extent by market appreciation of assets under management. Trust fees increased by 31.0% to $2.9 million for the six months ended June 30, 2004 compared with $2.2 million for the six months ended June 30, 2003, primarily due to increased average assets under management due to inflows from new and existing clients and market appreciation of assets as well as a higher average fee due to a change in the mix of Trust assets under management. Other revenues decreased by 24.9% to $420,000 for the six months ended June 30, 2004 compared with $559,000 for the six months ended June 30, 2003. Other revenues decreased primarily as a result of reduced interest income due to accrued interest and accretion of discount on notes receivable from stockholders created by principal payments by certain executive officers that occurred in the 2003 period in the amount of $200,000, but did not occur in the 2004 period. These decreases were partially offset by increased realized gains on investments and increased mark to market recorded on the Company’s investments.

Employee Compensation and Benefits. Employee compensation and benefits increased by 8.4% to $4.7 million for the six months ended June 30, 2004 compared with $4.3 million for the six months ended June 30, 2003. This increase resulted primarily from restricted stock expense that was recognized in the 2004 period but not in the 2003 period and increased salary expense. This increase was partially offset by a decrease in incentive compensation expense in the 2004 period compared to the 2003 period.

Sales and Marketing. Sales and marketing costs decreased by 22.7% to $248,000 for the six months ended June 30, 2004 compared with $321,000 for the six months ended June 30, 2003. The decrease is primarily the result of decreased travel and entertainment costs partially offset by higher direct marketing costs.

Information Technology. Information technology costs decreased by 13.3% to $332,000 for the six months ended June 30, 2004 compared with $383,000 for the six months ended June 30, 2003. The decrease is primarily due to lower costs associated with investment research tools and lower software maintenance costs related to prior year system upgrades.

Professional Services. Professional services expenses increased by 12.7% to $471,000 for the six months ended June 30, 2004 compared with $418,000 for the six months ended June 30, 2003. The increase is primarily the result of higher advisory fees paid to external subadvisors due to the engagement of a subadvisor to manage growth portfolios at Westwood Trust as well as increased assets under management in high yield and international common trust funds sponsored by Westwood Trust. Increased professional fees related to Sarbanes-Oxley compliance also contributed to the increase in professional services expenses. These increases were partially offset by professional recruiting fees that were incurred in the 2003 period but not in the 2004 period and lower legal expense.

General and Administrative. General and administrative expenses increased by 15.2% to $820,000 for the six months ended June 30, 2004 compared with $712,000 for the six months ended June 30, 2003. The increase is primarily due to costs incurred in 2004 associated with moving the Company’s corporate office, higher custody expense, increased corporate insurance costs, higher rent expense and increased director’s fees.

Provision for Income Tax Expense. Provision for income tax expense decreased by 10.5% to $1.3 million for the six months ended June 30, 2004 compared with $1.5 million for the six months ended June 30, 2003. The effective tax rate was 38.6% and 37.6% for the six months ended June 30, 2004 and June 30, 2003, respectively.

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2004, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2004, cash flow used in operating activities, principally our investment advisory business, was $1.0 million. At June 30, 2004, we had working capital of $20.0 million. Cash flow used in investing activities during the six months ended June 30, 2004 was $1.2 million, primarily related to the investment of excess cash balances and the purchase of fixed assets related to our new office space. Cash flow used in financing activities during the six months ended June 30, 2004 was $388,000 and was primarily due to cash dividends paid.

We had cash and investments, net of dividends payable, of $21.1 million at June 30, 2004, compared to $20.9 million at December 31, 2003. Dividends payable were $222,000 and $167,000 as of June 30, 2004 and December 31, 2003, respectively. We had no liabilities for borrowed money at June 30, 2004. Accounts payable were $520,000 at June 30, 2004, primarily due to costs related to the furnishing of our new office space, and $33,000 at December 31, 2003.

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

Contractual Obligations

Our obligation under the deferred compensation plan was $658,000 at June 30, 2004, up $195,000 from the balance at December 31, 2003. This liability will grow while deferred compensation plan participants remain employed with Westwood and will decrease when participants’ employment is terminated and the related liability is paid. The timing of the payments cannot be estimated. Our obligation under this plan will be satisfied with specific cash and investments that are segregated from the assets that we use in the course of running our business.

During the first half of 2004, the Company entered into contracts to build out and furnish the Company’s new office space. The Company expects to incur additional costs of approximately $40,000 to furnish the new office space in the third quarter of 2004.

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates since December 31, 2003.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Westwood Holdings Group, Inc. was held on April 22, 2004 in Dallas, Texas, for the purpose of considering and acting upon the following:

(a)	Election of Directors. The stockholders elected the following directors to hold office until the next annual meeting or until their respective successors shall have been duly elected and qualified.

Nominee	For	Withheld
Susan M. Byrne	5,348,195	9,494
Brian O. Casey	5,348,220	9,469
Tom C. Davis	5,341,544	16,145
Frederick R. Meyer	5,341,375	16,314
Jon L. Mosle, Jr.	5,341,357	16,332
Leonard Riggs, Jr., M.D.	5,341,106	16,583
Raymond E. Wooldridge	5,340,758	16,931

(b)	The ratification of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2004.

For	Against	Abstain
5,340,936	15,010	1,743

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of President and Chief Operating Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current	Report on Form 8-K dated April 21, 2004 furnishing under Item 9 disclosure regarding the Company’s results of operations and a dividend declaration.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2004	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Susan M. Byrne
Susan M. Byrne
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Operating Officer
(Principal Financial and Accounting Officer)