Form 10-Q
period 2004-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2004-10-28
CIK 1165002

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004.

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

Common Stock, $0.01 Par Value — 5,756,147 shares as of October 27, 2004.

WESTWOOD HOLDINGS GROUP, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2004 and December 31, 2003

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$5,301	$3,643
Accounts receivable	1,999	1,931
Investments, at market value	17,784	17,413

Total current assets	25,084	22,987
Goodwill	2,302	2,302
Other assets, net	2,891	948

Total assets	$30,277	$26,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,422	$935
Dividends payable	4,778	167
Compensation and benefits payable	2,312	2,776
Income taxes payable	193	472

Total current liabilities	8,705	4,350
Other liabilities	840	34

Total liabilities	9,545	4,384

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,756,147 and outstanding 5,755,845 shares at September 30, 2004; issued 5,550,472 and outstanding 5,550,119 shares at December 31, 2003	58	56
Additional paid-in capital	16,928	12,952
Treasury stock, at cost – 302 shares at September 30, 2004 and 353 shares at December 31, 2003	(5)	(6)
Unamortized stock compensation	(5,277)	(2,609)
Retained earnings	9,028	11,460

Total stockholders’ equity	20,732	21,853

Total liabilities and stockholders’ equity	$30,277	$26,237

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
REVENUES:
Advisory fees	$3,171	$3,491	$9,840	$10,804
Trust fees	1,430	1,260	4,324	3,470
Other revenues	333	539	753	1,098

Total revenues	4,934	5,290	14,917	15,372

EXPENSES:
Employee compensation and benefits	2,657	2,176	7,341	6,497
Sales and marketing	113	130	361	451
Information technology	172	214	504	597
Professional services	376	258	847	676
General and administrative	450	368	1,270	1,080

Total expenses	3,768	3,146	10,323	9,301

Income before income taxes	1,166	2,144	4,594	6,071
Provision for income tax expense	481	825	1,804	2,303

Net income	$685	$1,319	$2,790	$3,768

Earnings per share:
Basic	$0.13	$0.24	$0.52	$0.70
Diluted	$0.13	$0.24	$0.51	$0.70

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par	Additional Paid-In Capital	Treasury Stock	Unamort- ized Stock Compen- sation	Retained Earnings	Total
BALANCE, January 1, 2004	$56	$12,952	$(6)	$(2,609)	$11,460	$21,853
Net income					2,790	2,790
Dividends declared ($0.91 per share)					(5,222)	(5,222)
Stock options exercised	—	144				144
Stock options vested		187				187
Amortization of stock compensation				831		831
Issuance of restricted stock	2	3,497		(3,499)		—
Sale of treasury stock – 51 shares			1			1
Tax benefit related to equity compensation		148				148

BALANCE, September 30, 2004	$58	$16,928	$(5)	$(5,277)	$9,028	$20,732

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,790	$3,768
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	125	84
Loss on sale of other assets	3	—
Stock option expense	187	202
Amortization of stock compensation	831	190
Accretion of discount on notes receivable from stockholders	—	(495)
Purchases of investments – trading securities	(13,788)	(6,444)
Sales of investments – trading securities	10,997	5,474
Change in operating assets and liabilities:
Increase in accounts receivable	(68)	(10)
(Increase) decrease in other assets	(216)	96
Increase in accounts payable and accrued liabilities	487	232
Decrease in compensation and benefits payable	(464)	(1,228)
Decrease in income taxes payable	(131)	(116)
Increase (decrease) in other liabilities	51	(21)

Net cash provided by operating activities	804	1,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(20,250)	(2,464)
Sales of money market funds	22,670	1,404
Purchase of other assets	(1,127)	(108)
Sale of other assets	27	—

Net cash provided by (used in) investing activities	1,320	(1,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock	1	—
Proceeds from exercise of stock options	144	52
Cash dividends	(611)	(755)
Payments on notes receivable from stockholders	—	4,093

Net cash (used in) provided by financing activities	(466)	3,390

NET INCREASE IN CASH	1,658	3,954
Cash and cash equivalents, beginning of period	3,643	4,359

Cash and cash equivalents, end of period	$5,301	$8,313

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,135	$2,428
Issuance of restricted stock	3,499	2,789
Tax benefit allocated directly to equity	148	50
Assets acquired by recording liabilities	755	—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2004, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three months or nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004 or any future period.

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

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 the Company discontinued its amortization of goodwill. During the third quarter of 2004, the Company completed its annual impairment assessment as required by SFAS 142. No impairment loss was required. The Company performs its annual impairment assessment as of July 1.

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

Stock Options

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under the SFAS No. 123,

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

“Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest. For stock options granted prior to January 1, 2002, the Company accounted for its option plan under the APB 25 intrinsic value model, which resulted in no compensation cost being recognized at date of grant or at the vesting of the SWS options on June 28, 2002. If the Company had continued to account for option grants under APB 25, reported net income would have been $726,000 and $2,913,000 for the three and nine months ended September 30, 2004.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined by the Company using available information. The fair value amounts discussed in Note 3 are not necessarily indicative of either the amounts the Company would realize upon disposition of these instruments or the Company’s intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund and common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, primarily money market accounts, equals their fair value, which is equal to the net asset value of the shares held as reported by the fund. The market values of the Company’s money market holdings generally do not fluctuate.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2004 and 2003, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors, as well as the dilutive impact of shares of the Company’s common stock held in the deferred compensation plan. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$685	$1,319	$2,790	$3,768

Weighted average shares outstanding – basic	5,408,583	5,396,694	5,401,976	5,395,017
Dilutive potential shares from stock options	32,473	19,235	28,843	2,281
Dilutive potential shares from deferred compensation plan	302	353	302	353

Weighted average shares outstanding – diluted	5,441,358	5,416,282	5,431,121	5,397,651

Earnings per share – basic	$0.13	$0.24	$0.52	$0.70
Earnings per share – diluted	$0.13	$0.24	$0.51	$0.70

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2004:
U.S. Government and Government agency obligations	$1,595	$1	$—	$1,596
Funds:
Money Market	12,930	—	—	12,930
Equity	2,851	298	(5)	3,144
Bond	112	2	—	114

Marketable securities	$17,488	$301	$(5)	$17,784

December 31, 2003:
U.S. Government and Government agency obligations	$1,601	$1	$—	$1,602
Funds:
Money Market	15,137	—	—	15,137
Equity	485	109	(4)	590
Bond	81	3	—	84

Marketable securities	$17,304	$113	$(4)	$17,413

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4. EQUITY:

On July 27, 2004, Westwood’s Board of Directors approved the payment of a special cash dividend of $0.75 per common share as well as a quarterly cash dividend of $0.08 per common share payable on October 1, 2004 to shareholders of record on September 15, 2004. The combined special and quarterly dividends payable was $4.8 million at September 30, 2004.

Effective July 1, 2004, under the Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, the Company granted restricted stock to certain key employees as well as non-employee directors of the Company representing an aggregate of 195,500 shares of Westwood common stock. The restricted stock will vest over a period of four years for employees and one year for non-employee directors. The Company records compensation cost for restricted stock grants based on the fair market value of its common stock at the date of grant and amortizes this cost over the applicable vesting period. The weighted-average grant-date fair value of all restricted shares issued in the first nine months of 2004, net of forfeitures, was $17.99 per share. For the nine months ended September 30, 2004, the Company recorded compensation expense related to restricted stock of approximately $831,000. Unamortized stock compensation is shown as a separate component of stockholders’ equity.

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

(Unaudited)

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

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2004
Net revenues from external sources	$3,455	$1,474	$5	$—	$4,934
Net intersegment revenues	575	2	—	(577)	—
Income before income taxes	1,538	187	(559)	—	1,166
Segment assets	19,991	3,875	6,411	—	30,277
Segment goodwill	1,790	512	—	—	2,302

Three months ended September 30, 2003
Net revenues from external sources	$3,633	$1,267	$390	$—	$5,290
Net intersegment revenues	484	—	—	(484)	—
Income before income taxes	1,853	167	124	—	2,144
Segment assets	19,889	3,634	6,519	—	30,042
Segment goodwill	1,790	512	—	—	2,302

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Nine months ended September 30, 2004
Net revenues from external sources	$10,502	$4,380	$35	$—	$14,917
Net intersegment revenues	1,765	6	—	(1,771)	—
Income before income taxes	5,035	657	(1,098)	—	4,594
Segment assets	19,991	3,875	6,411	—	30,277
Segment goodwill	1,790	512	—	—	2,302

Nine months ended September 30, 2003
Net revenues from external sources	$11,249	$3,496	$627	$—	$15,372
Net intersegment revenues	1,285	—	—	(1,285)	—
Income before income taxes	5,426	461	184	—	6,071
Segment assets	19,889	3,634	6,519	—	30,042
Segment goodwill	1,790	512	—	—	2,302

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

Assets Under Management

Assets under management increased $137 million, or 3.8%, to $3.8 billion at September 30, 2004, compared with $3.6 billion at September 30, 2003. Average assets under management for the third quarter of 2004 were $3.8 billion compared to $4.0 billion for the third quarter of 2003, a decrease of 4.5%. The increase in period ending assets under management was principally attributable to market appreciation of assets under management, partially offset by the withdrawal of assets by certain clients. The following table sets forth Management and Trust’s assets under management as of September 30, 2004 and September 30, 2003:

	As of September 30, (1) (in millions)		% Change
	2004	2003	September 30, 2004 vs. September 30, 2003
Westwood Management Corp.
Separate Accounts	$1,794	$1,750	2.5%
Subadvisory	542	535	1.3
Gabelli Westwood Funds	365	426	(14.3)
Managed Accounts	154	134	14.1

Total	2,855	2,845	0.4

Westwood Trust
Commingled Funds	782	668	17.1
Private Accounts	94	83	13.3
Agency/Custody Accounts	51	49	4.1

Total	927	800	15.9
Total Assets Under Management	$3,782	$3,645	3.8%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $202 million and $224 million as of September 30, 2004 and 2003, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

Results of Operations

The following table and discussion of our results of operations for the three and nine months ended September 30, 2004 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2004 vs. September 30, 2003	Nine months ended September 30, 2004 vs. September 30, 2003
	2004	2003	2004	2003
Revenues
Advisory fees	$3,171	$3,491	$9,840	$10,804	(9.2)%	(8.9)%
Trust fees	1,430	1,260	4,324	3,470	13.5	24.6
Other revenues	333	539	753	1,098	(38.2)	(31.4)

Total revenues	4,934	5,290	14,917	15,372	(6.7)	(3.0)

Expenses
Employee compensation and benefits	2,657	2,176	7,341	6,497	22.1	13.0
Sales and marketing	113	130	361	451	(13.1)	(20.0)
Information technology	172	214	504	597	(19.6)	(15.6)
Professional services	376	258	847	676	45.7	25.3
General and administrative	450	368	1,270	1,080	22.3	17.6

Total expenses	3,768	3,146	10,323	9,301	19.8	11.0

Income before income taxes	1,166	2,144	4,594	6,071	(45.6)	(24.3)
Provision for income tax expense	481	825	1,804	2,303	(41.7)	(21.7)

Net income	$685	$1,319	$2,790	$3,768	(48.1)%	(26.0)%

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Total Revenues. Our total revenues decreased by 6.7% to $4.9 million for the three months ended September 30, 2004 compared with $5.3 million for the three months ended September 30, 2003. Advisory fees decreased by 9.2% to $3.2 million for the three months ended September 30, 2004 compared with $3.5 million for the three months ended September 30, 2003, primarily as a result of decreased average assets under management due to the withdrawal of assets by certain clients. These withdrawals were offset to some extent by market appreciation of assets under management. Trust fees increased by 13.5% to $1.4 million for the three months ended September 30, 2004 compared with $1.3 million for the three months ended September 30, 2003, primarily due to increased average assets under management due to inflows from new and existing clients and market appreciation of assets as well as a higher average fee due to a change in the mix of Trust assets under management. Other revenues, which generally consist of interest and investment income and consulting fees, decreased by 38.2% to $333,000 for the three months ended September 30, 2004 compared with $539,000 for the three months ended September 30, 2003. Other revenues decreased primarily as a result of reduced interest income due to accrued interest and accretion of discount on notes receivable from stockholders that occurred in the 2003 period in the amount of $377,000, but did not occur in the 2004 period, as well as a $26,000 decrease in consulting income due to decreased assets under management in the Gabelli Westwood Funds. These decreases were partially offset by increased mark to market recorded on the Company’s investments, increased interest, dividends and realized gains on investments and other miscellaneous, non-recurring income.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 22.1% to $2.7 million for the three months ended September 30, 2004 compared with $2.2 million for the three months ended September 30, 2003. This increase resulted primarily from increased restricted stock expense of approximately $426,000 due to additional restricted stock grants in July 2004 compared to an expense of approximately $190,000 in the third quarter of 2003, a $125,000 profit sharing contribution in the 2004 period that did not occur in 2003, an increase in deferred compensation expense and salary increases due to a higher average salaried staff and increased headcount. We had 44 full-time employees as of September 30, 2004 compared to 42 full-time employees as of September 30, 2003. These increases were partially offset by lower incentive compensation expense. The Company has made the decision to terminate the deferred compensation plan and recognized an expense in the third quarter 2004 of approximately $70,000 related to the vesting of the Company’s prior matching contributions. In conjunction with the termination of the deferred compensation plan, the Company initiated a broad-based profit sharing contribution in the third quarter.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, advertising and consultant marketing costs. Sales and marketing costs decreased by 13.1% to $113,000 for the three months ended September 30, 2004 compared with $130,000 for the three months ended September 30, 2003. The decrease is primarily the result of decreased travel and entertainment costs.

Information Technology. Information technology expenses generally consist of costs associated with computing hardware and software licenses, maintenance, support and depreciation, telecommunications, proprietary investment research tools and other related costs. Information technology costs decreased by 19.6% to $172,000 for the three months ended September 30, 2004 compared with $214,000 for the three months ended September 30, 2003. The decrease is primarily due to decreased infrastructure maintenance costs related to prior year period expenditures and lower costs associated with investment research tools.

Professional Services. Professional services expenses generally consist of costs associated with audit, subadvisory fees, legal and other professional services. Professional services expenses increased by 45.7% to $376,000 for the three months ended September 30, 2004 compared with $258,000 for the three months ended September 30, 2003. The increase is primarily the result of professional fees related to Sarbanes-Oxley compliance, higher advisory fees paid to external subadvisors due to the engagement of a subadvisor this year to manage growth portfolios at Westwood Trust as well as increased assets under management in high yield and international common trust funds sponsored by Westwood Trust. These increases were partially offset by a decrease in legal expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 22.3% to $450,000 for the three months ended September 30, 2004 compared with $368,000 for the three months ended September 30, 2003. The increase is primarily due to increased rent expense, higher depreciation expense due to fixed asset purchases related to the Company’s new office space, other costs of furnishing the office space and increased director’s fees.

Provision for Income Tax Expense. Provision for income tax expense decreased by 41.7% to $481,000 for the three months ended September 30, 2004 compared with $825,000 for the three months ended September 30, 2003. The effective tax rate was 41.3% and 38.5% for the three months ended September 30, 2004 and September 30, 2003, respectively. The increased effective tax rate reflects an increased provision in the current period to adjust the Company’s state franchise tax liability.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Total Revenues. Total revenues decreased by 3.0% to $14.9 million for the nine months ended September 30, 2004 compared with $15.4 million for the nine months ended September 30, 2003. Advisory fees decreased by 8.9% to $9.8 million for the nine months ended September 30, 2004 compared with $10.8 million for the nine months ended September 30, 2003, primarily as a result of decreased average assets under management due to the withdrawal of assets by certain clients. These withdrawals were offset to some extent by market appreciation of assets under management. Trust fees increased by 24.6% to $4.3 million for the nine months ended September 30, 2004 compared with $3.5 million for the nine months ended September 30, 2003, primarily due to increased average assets under management due to inflows from new and existing clients and market appreciation of assets as well as a higher average fee due to a change in the mix of Trust assets under management. Other revenues decreased by 31.4% to $753,000 for the nine months ended September 30, 2004 compared with $1,098,000 for the nine months ended September 30, 2003. Other revenues decreased primarily as a result of reduced interest and accretion of discount on notes receivable from stockholders created by principal payments by certain executive officers that occurred in the 2003 period in the amount of $577,000, but did not occur in the 2004 period. These decreases were partially offset by increased mark to market recorded on the Company’s investments, increased realized gains on investments and miscellaneous, nonrecurring income in the current period.

Employee Compensation and Benefits. Employee compensation and benefits increased by 22.1% to $7.3 million for the nine months ended September 30, 2004 compared with $6.5 million for the nine months ended September 30, 2003. This increase resulted primarily from increased restricted stock expense of approximately $831,000 that was recognized in the 2004 period related to prior year and current year grants of restricted stock compared to one quarter’s worth of amortization of approximately $190,000 in the prior year period. Higher salary expense, the initiation of a broad-based profit sharing contribution in the 2004 period and higher deferred compensation expense also contributed to the increase. These increases were partially offset by a decrease in incentive compensation expense in the 2004 period compared to the 2003 period.

Sales and Marketing. Sales and marketing costs decreased by 20.0% to $361,000 for the nine months ended September 30, 2004 compared with $451,000 for the nine months ended September 30, 2003. The decrease is primarily the result of decreased travel and entertainment costs partially offset by higher direct marketing costs.

Information Technology. Information technology costs decreased by 15.6% to $504,000 for the nine months ended September 30, 2004 compared with $597,000 for the nine months ended September 30, 2003. The decrease is primarily due to lower costs associated with investment research tools, decreased infrastructure maintenance costs related to prior year period expenditures and lower software maintenance costs related to prior year system upgrades.

Professional Services. Professional services expenses increased by 25.3% to $847,000 for the nine months ended September 30, 2004 compared with $676,000 for the nine months ended September 30, 2003. The increase is primarily due to professional fees related to Sarbanes-Oxley compliance, higher advisory fees paid to external subadvisors due to the engagement of a subadvisor in 2004 to manage growth portfolios at Westwood Trust as well as increased assets under management in high yield and international common trust funds sponsored by Westwood Trust. These increases were partially offset by professional recruiting fees that were incurred in the 2003 period but not in the 2004 period and lower legal expense.

General and Administrative. General and administrative expenses increased by 17.6% to $1.3 million for the nine months ended September 30, 2004 compared with $1.1 million for the nine months ended September 30, 2003. The increase is primarily due to costs incurred in 2004 associated with moving and furnishing the Company’s corporate office, higher rent expense, higher custody expense, increased corporate insurance costs and increased director’s fees.

Provision for Income Tax Expense. Provision for income tax expense decreased by 21.7% to $1.8 million for the nine months ended September 30, 2004 compared with $2.3 million for the nine months ended September 30, 2003. The effective tax rate was 39.3% and 37.9% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The increased effective tax rate reflects an increased provision in the current period to adjust the Company’s state franchise tax liability.

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2004, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2004, cash flow provided by operating activities, principally our investment advisory business, was $804,000. At September 30, 2004, we had working capital of $16.4 million. Cash flow provided by investing activities during the nine months ended September 30, 2004 was $1.3 million, primarily related to the sale of money market funds in order to fund the special dividend paid on October 1, 2004 and partially offset by the purchase of fixed assets related to our new office space. Cash flow used in financing activities during the nine months ended September 30, 2004 was $466,000, primarily due to cash dividends paid and partially offset by proceeds from the issuance of common stock related to the exercise of stock options.

We had cash and investments, net of dividends payable, of $18.3 million at September 30, 2004, compared to $20.9 million at December 31, 2003. Dividends payable were $4.8 million and $167,000 as of September 30, 2004 and December 31, 2003, respectively. We had no liabilities for borrowed money at September 30, 2004. Accounts payable were $133,000 at September 30, 2004 and $33,000 at December 31, 2003.

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

Contractual Obligations

Our obligation under the deferred compensation plan was $733,000 at September 30, 2004, an increase of $270,000 compared to the balance at December 31, 2003. This liability can fluctuate, increasing while deferred compensation plan participants remain employed with Westwood and the investments increase in value, or decreasing if participants’ employment is terminated or the related investments decrease in value. We have made the decision to terminate the deferred compensation plan and expect to pay the liability under the deferred compensation plan during the fourth quarter of 2004. Our obligation under this plan will be satisfied with specific cash and investments that are segregated from the assets that we use in the course of running our business.

The Company may incur additional costs of approximately $21,000 to furnish the new office space in the fourth quarter of 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: October 28, 2004	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Susan M. Byrne
Susan M. Byrne
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Operating Officer
(Principal Financial and Accounting Officer)