Form 10-K
period 2004-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2005-02-24
CIK 1165002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-31234

WESTWOOD HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2969997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1200 Dallas, Texas 75201	75201
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value on June 30, 2004 of the voting and non-voting common equity held by non-affiliates of the registrant was $80,515,206. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 24, 2005: 5,746,897.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

General

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2004, Westwood Management and Westwood Trust collectively managed assets valued at approximately $4.0 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods ten years and longer, our principal asset classes rank above the median in performance within their peer groups.

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

Westwood Management

General

Westwood Management Corp. provides investment advisory services to large institutions, including corporate pension funds, public retirement plans, endowments, foundations and mutual funds, having at least $10 – $25 million in investable assets, depending on the asset class. Our overall investment philosophy is determined by our chief executive officer and chief investment officer, Susan M. Byrne, and, with respect to the bulk of assets under management, is a value-oriented approach, which is focused on achieving a superior, risk-adjusted return by investing in companies that are positioned for growth but are not fully recognized as such in the marketplace. This investment approach is designed to preserve capital in unfavorable periods and to provide superior real returns over the long term. Ms. Byrne has over 30 years of investment experience. Westwood Management’s investment advisory team also possesses substantial investment management experience, including a number of investment management, research and trading professionals. The continuity of the team and its years of experience are critical elements in successfully managing investments.

Managed Asset Classes

Asset Management. We provide clients with a broad range of investment asset classes designed to meet varying investment objectives. This affords our clients the opportunity to meet their investment objectives through the use of one investment advisor. More than half of our assets under management are invested in our LargeCap Value asset class. The following sets forth the principal asset classes currently managed by Westwood Management:

LargeCap Value: Investments in equity securities of approximately 40-60 well-seasoned companies with market capitalizations generally over $1 billion. Our strategy for this portfolio is to invest in companies where we expect future profitability, driven by operational improvements, will be higher than expectations reflected in current share prices.

SMidCap Value: Investments in equity securities of approximately 40-60 companies with market capitalizations between $100 million and $10 billion. Similar to the LargeCap Value asset class, we seek to discover the same kinds of operational improvements that are driving earnings growth, but within small to mid-size companies that can be purchased inexpensively.

SmallCap Value: Investments in equity securities of approximately 40-70 companies with market capitalizations between $100 million and $2.5 billion. Similar to the LargeCap Value and SMidCap Value classes, we seek to invest in high quality companies where earnings growth is driven by operational improvements that are not fully recognized by the market.

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

Alternative Real Income: Investments in dividend-paying common stocks, straight and convertible preferred stock, master limited partnerships, REITs and selected debt instruments. The portfolio strategy focuses on companies with strong and improving cash flow sufficient to support a sustainable or rising dividend. This asset class is targeted towards investors seeking high current income through dividend-paying and/or interest-bearing securities.

Fixed Income Core/Intermediate Bonds: Investments in high-grade, intermediate term, corporate and government bonds. We seek to add value to client portfolios through yield curve positioning and investment in improving credit quality.

Each asset class is a portfolio of equity and/or fixed income securities selected by Westwood Management’s portfolio teams to best provide the long term returns consistent with Westwood Management’s investment philosophy. Our portfolio teams make decisions for all of Westwood Management’s asset classes in accordance with the investment objectives and policies of such asset classes, including determining when and which securities to purchase and sell.

We primarily employ a value-oriented approach in managing the bulk of our equity asset classes. The common thread that permeates throughout our investment strategies is our focus on a disciplined approach to controlling risk and preserving the core value of the assets under management whenever possible. Our value oriented asset classes have a greater emphasis on identifying companies where earnings result from actual operational improvements and not manufactured improvements occurring through financial statement adjustments. Our desire to prevent the loss of the core value of the assets under management is the overriding objective of this strategy, even if the cost is the loss of opportunity for potentially higher returns. Whether through investments in industry leaders or in companies that provide steady and stable growth, Westwood Management seeks to consistently demonstrate superior performance relative to industry peers and the broad market.

More than two-thirds of our assets under management are invested in equity securities of companies with a large market capitalization. When measured over multi-year periods, ten years and longer, Westwood Management’s principal asset classes rank above the median within their peer groups in performance according to recognized industry sources, including Morningstar, Inc. For the ten-year period ended on December 31, 2004, our LargeCap Value and Balanced asset classes rank in the top quartile in their peer groups.

Our assets under management have grown 68.4% from December 31, 1999 through December 31, 2004. Our ability to realize such growth is a result of our competitive long-term performance record and our strong relationships with investment consulting firms throughout the nation. We are continually looking for opportunities to expand our asset classes in terms of growing our existing asset classes and developing new portfolios focusing on investment areas that are not currently part of our asset classes under management. We primarily intend to grow our asset classes internally, but may also consider acquiring new asset classes from third parties, as discussed under “—Growth Strategy” below. Our growth strategy not only provides our clients more investment opportunities, but also diversifies our assets under management, thereby reducing our risk in any one area of investment and increasing our competitive ability to attract new clients.

Cash Management. Westwood Management also provides cash management and custodial services for the cash reserve funds of SWS Group, Inc. (“SWS”). We were spun-off from SWS in 2002. The SWS cash reserve funds totaled $194 million at December 31, 2004. Westwood Management charges a fee based on the total amount of cash assets under management.

Advisory and Subadvisory Service Agreements

Westwood Management manages accounts of its clients under investment advisory and subadvisory agreements. As is common in the asset management industry, these agreements are usually terminable upon short notice and provide for compensation based on the market value of the client’s assets under management. Our fees are generally payable in advance on a calendar quarterly basis. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood Management provides overall investment management services, including directing investments in conformity with the investment objectives and restrictions imposed by the clients. Unless otherwise directed in writing by our client, Westwood Management has the authority to vote all proxies with respect to a client’s assets.

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

Under our subadvisory agreement with Gabelli Advisers, Inc., Westwood Management provides investment advisory services to the Westwood Funds family of mutual funds. The Westwood Equity Fund is a large cap value fund with assets consisting of securities valued at approximately $182 million as of December 31, 2004. For the ten-year period ended on December 31, 2004, the Westwood Equity Fund ranked in the top quartile in the Large Value category according to Morningstar, Inc. Westwood Management owns shares of Class A Common Stock representing an 18.8% economic interest in Gabelli Advisers, Inc., a subsidiary of Gabelli Asset Management Inc. Based on SEC filings, we believe that Gabelli Asset Management Inc. owned 16.1% of our Common Stock as of December 31, 2004.

Our three largest clients accounted for approximately 19.3% of total revenues for the twelve months ended December 31, 2004.

Westwood Trust

General

Westwood Trust provides to institutions and high net worth individuals generally having at least $1 million in assets under management trust and custodial services and participation in common trust funds that it sponsors. Westwood Trust seeks to define and improve the risk/return profile of the client’s investment portfolio by complementing or enhancing existing investment strategies. Westwood Trust also provides back office services to its clients, including tax reporting, distribution of income to beneficiaries, preparation of trust and account statements and attending to the special needs of particular trusts. Westwood Trust serves as trustee for tax and estate-planning purposes, as well as for special needs trusts. Westwood Trust is chartered and regulated by the Texas Department of Banking.

Westwood Trust primarily provides services for employee benefit trusts and personal trusts. Employee benefit trusts include retirement plans of businesses to benefit their employees, such as defined contribution plans, pensions and 401(k) plans. Westwood Trust may be appointed trustee and provide administrative support for these plans, as well as investment advisory and custodial services. Personal trusts are developed to achieve a number of different objectives, and Westwood Trust acts as trustee to these trusts and assists in developing tax efficient trust portfolios for them. The fees charged by Westwood Trust are separately negotiated with each client and are based on the complexity of the operations of the trust and the amount of assets under management.

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

Common Trust Funds

Westwood Trust sponsors a number of common trust funds in which we commingle clients’ assets to achieve economies of scale. Our common trust funds fall within two basic categories: personal trust and employee benefit trust. We sponsor common trust funds for most of the asset classes managed by Westwood Management. We also engage third party subadvisors for some of our common trust funds, such as our Growth Equity, International Equity and High Yield Bond common trust funds.

Enhanced Balanced Portfolios

Westwood Trust is a strong proponent of asset class diversification. We offer our clients the ability to diversify among eleven different asset classes. Westwood Trust Enhanced Balanced portfolios seek to combine these asset classes into a unique customizable portfolio for clients seeking to maximize return for a given level of risk. Periodic adjustments are made to asset class weightings in Enhanced Balanced portfolios based on historical return, risk and correlation data, as well as an analysis of our capital markets outlook.

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

Institutional Investment Consultants

Investment management consulting firms serve as gatekeepers to an overwhelming percentage of corporate pension plans, endowments and foundations, which represent Westwood’s primary client markets. Consultants provide guidance and expertise in setting a client’s asset allocation strategy, as well as the establishment of an investment policy. In addition, consultants make recommendations of best in class investment firms that they believe will allow their client’s investment objectives to best be met. Westwood has established strong relationships with many national and regional investment consulting firms, which has resulted in Westwood being considered and hired by many of their clients. Continuing to enhance our existing consulting firm relationships, as well as forging new relationships, serves to increase the awareness of our services in both the consultant community and the underlying institutional client base.

Subadvisory Relationships

Westwood’s sub-advisory relationships allow Westwood to extend the reach of its investment management services to the clients of other investment companies that have broad, established distribution capabilities. In sub-advisory arrangements, Westwood’s client is typically the investment company through which our services are offered to investors. In these sub-advisory arrangements, Westwood’s investment advisory services are typically made available through retail-based mutual fund offerings. The investment company that sponsors the mutual fund is responsible for marketing, distribution, operations and accounting related to these funds.

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

Growth Strategy

We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that assembling this focused, stable team has contributed in large part to our solid investment performance, superior client service and a growing array of available asset classes. Opportunities for our future growth are expected to come from existing and new clients and consultant relationships, growth of assets in our emerging asset classes, continued growth of the Westwood Trust platform, strategic acquisitions and alliances and the continued strengthening of our brand name.

Generate growth from new and existing clients and consultant relationships. As our primary business objective, we intend to maintain and enhance existing relationships with clients and investment consultants by continuing to provide solid investment performance and a high level of quality service to these existing relationships. Additionally, we will pursue growth through targeted sales and marketing efforts that emphasize our investment performance and superior client service. New institutional client accounts are generally derived via investment consultants. We have been successful in developing solid long-term relationships with many national and regional investment consultants. The familiarity with our firm, our people and our processes that we have built in these relationships is one of the key factors in being considered for new client investment mandates.

Attract and retain key employees. In order to achieve our performance and client relationship objectives, we must be able to retain and attract talented investment professionals. We believe that we have created a workplace environment in which motivated, performance-driven, and client-oriented individuals thrive. As a public company, we are able to offer to our employees a compensation program that includes strong equity incentives so that the success of our employees will be closely tied to the success of our clients. We believe these factors are critical ingredients in maintaining a stable, client-focused environment. As a result, we have built a firm that we believe can support significant future growth.

Grow assets in our additional asset classes. LargeCap Value is our flagship product; however, we have continued to develop additional asset classes in response to client needs and opportunities we see in the marketplace. Westwood Management has managed our SMidCap Value asset class with solid results for clients at Westwood Trust for several years. We now believe we have the team in place to fully support this product in the institutional marketplace and as such we have begun marketing this asset class to institutional investment consultants. We have also recently launched our SmallCap Value and Alternative Real Income asset classes and have generated strong investment returns in these products as well. If we continue to deliver strong performance, we believe the demand for these asset classes can provide meaningful growth in our assets under management in the future.

Continued growth of the Westwood Trust platform. Westwood Trust has experienced solid growth in serving small- to medium-sized institutions and high net worth individuals. We are seeing a growing level of interest from our clients in the diversified, highly attentive service model that we have developed. We believe the continued acceptance of our Enhanced Balanced product, which offers diversified exposure to multiple asset classes in a tax efficient, comprehensive solution for clients, provides us with opportunities for future growth.

Pursue strategic acquisitions and alliances. We will evaluate strategic acquisition, joint venture and alliance opportunities carefully. We may, in time, have an interest in pursuing asset management firms or trust companies that have assets with respect to which we have expertise or those that appear appropriate as a means of expanding the range of asset classes we offer or expanding our distribution capabilities. By acquiring investment firms that successfully manage asset classes in which we do not specialize, we could attract new clients and provide our existing clients with a more diversified range of asset classes. We may also consider entering into alliances with other financial services firms that would allow us to leverage our core competency of developing superior investment products in combination with alliance partners that could provide us with enhanced distribution capabilities.

Continue strengthening our brand name. We believe that the strength of our brand name has been a key component to our long-term tenure in the investment industry and will continue to be instrumental to our future success. We have developed our strong brand name largely through high profile coverage in various investment publications and electronic media. A number of our investment professionals, including Ms. Byrne and David S. Spika, enjoy a visible presence in print and electronic media, which also enhances our brand name. We will continue to look for creative ways to strengthen our brand name and reputation in all of our target client markets.

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

Westwood Trust

Westwood Trust also operates in a highly regulated environment and is subject to extensive supervision and examination. As a Texas chartered trust company, Westwood Trust is subject to the Texas Finance Code (the “Finance Code”), the rules and regulations promulgated under the Finance Code and supervision by the Texas Department of Banking. These laws are intended primarily for the protection of Westwood Trust’s clients and creditors, rather than for the benefit of investors. The Finance Code provides for and regulates a variety of matters, such as minimum capital maintenance requirements; restrictions on dividends; restrictions on investments of restricted capital; lending and borrowing limitations; prohibitions against engaging in certain activities; periodic examinations by the office of the Texas Department of Banking Commissioner; furnishing periodic financial statements to the Texas Department of Banking Commissioner; fiduciary record-keeping requirements; and prior regulatory approval for certain corporate events (such as mergers, sale/purchase of all or substantially all of the assets and transactions transferring control of a trust company).

The Finance Code also gives the Commissioner broad regulatory powers (including penalties and civil and administrative actions) if the trust company violates certain provisions of the Finance Code or conservatorship or closure if Westwood Trust is determined to be in a “hazardous condition” (as the law defines that term).

Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits: that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its board of directors, Westwood Trust has made quarterly and special dividend payments to the Company out of its undivided profits.

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

Employees

At December 31, 2004, we had 45 full-time employees, 20 of whom are investment management, research and trading professionals, 11 of whom are marketing and client service professionals and 14 of whom are operations and business management professionals. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Because we compete with many other asset management firms on the basis of asset classes offered and the investment performance of those asset classes, our success is dependent to a significant extent on the investment performance of the assets that we manage. Underperformance relative to peer groups for our various asset classes could adversely affect our results of operations, especially if such underperformance is sustained for a lengthy period of time. Strong performance stimulates new client accounts, which results in higher revenues for us. Conversely, poor performance tends to result in the loss or reduction of client accounts, with corresponding decreases in revenues.

If we are unable to capitalize on the costs we have recently incurred and are continuing to incur to develop some new asset classes and otherwise broaden Westwood’s capabilities, our results of operations may be adversely affected.

We have incurred significant costs over the last several years to develop some new asset classes, including SMidCap Value, SmallCap Value and Alternative Real Income, and also to upgrade our business infrastructure. Some of the costs associated with these improvements will continue to be incurred in future periods and are relatively fixed. While we believe that these investments enhance our future business prospects, no assurance can be given that we will be able to capitalize on these investments and, in the event we are not able to do so, our results of operations may be adversely affected.

Some members of our management are critical to our success, and our inability to attract and retain key employees could compromise our future success.

We believe that our future success will depend to a significant extent upon the services of our executive officers, particularly Susan M. Byrne, our Chairman of the Board and Chief Executive Officer, and Brian O. Casey, our President and Chief Operating Officer. We do not have employment agreements with any of our key employees, including Ms. Byrne or Mr. Casey. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could negatively impact our business, financial condition, results of operations and future prospects. As with other asset management businesses, our future performance depends to a significant degree upon the continued contributions of certain officers, investment professionals and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel.

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

In particular, more than two-thirds of our assets under management are invested in equity securities of companies with a large market capitalization. As a consequence, we are particularly susceptible to the volatility associated with changes in the market for large capitalization stocks. Due to this concentration, any change or reduction in such markets, including a shift of Westwood clients’ and potential clients’ preference from investments in equity securities of large capitalization stocks to other equity or fixed income securities could have a significant negative impact on our revenues and results of operations. This negative impact could occur due to the depreciation in value of our assets under management and/or the election by clients to select other firms to manage their assets, either of which events would result in decreased assets under management and therefore reduced revenues and a decline in results of operations.

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

Our largest three clients accounted for 19.3% of total revenues for the twelve months ended December 31, 2004, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these clients. There can be no assurance that we will be successful in maintaining our existing client relationships or in securing additional clients. Any failure by us to retain one or more of our large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

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

The development and marketing of new asset classes in our industry is extremely costly and requires a substantial amount of time. Our ability to successfully market and sell a new asset class depends on our financial resources, the performance results of the asset class, the timing of the offering and our marketing strategies. Once an asset class is developed, whether through acquisition or internal development, we need to be able to effectively market the asset class to our existing and prospective clients. This entails incurring significant financial expenses related to research on the target assets and the demand for such asset class in the market, as well as sales and marketing costs associated with attracting assets to the new asset class. In addition, our ability to sell new asset classes to our existing and prospective clients depends on our ability to meet or exceed the performance of our competitors who offer the same or similar asset classes. We may not be able to profitably manage the assets within a given asset class. Moreover, it may take years before we are able to produce the level of results that will enable us to attract clients. If we are unable to capitalize on the costs and expenses incurred in developing new asset classes, we may experience losses as a result of our management of these asset classes, and our ability to introduce further new asset classes and compete in our industry may be hampered.

If we are unable to successfully and timely expand our asset classes, we may not be able to maintain our competitive position in the asset management industry.

Our ability to remain competitive will depend, in part, on our ability to expand our asset classes under management. We are continually looking for opportunities to expand our asset classes, both in terms of growing our existing asset classes and developing new asset classes focusing on investment areas that we do not currently cover. We intend to grow our asset classes either internally or by acquiring asset classes from third parties. It may be costly and time consuming for us to develop these new assets internally. Moreover, we may not be able to find asset classes that are consistent with our growth strategies or acquire asset classes from third parties on terms acceptable to us, if at all. If we are unable to expand our asset classes or unable to do so in a timely manner, we may lose clients to other asset management firms, which would have an adverse effect on our business, financial condition and results of operations.

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

Potential misuse of assets and information in the possession of our investment professionals and employees could result in costly litigation and liability for us and our clients.

Our investment professionals handle a significant amount of assets, financial and personal information for our clients. Although we have implemented a system of controls to minimize the risk of fraudulent taking or misuse of assets and information, there can be no assurance that our controls will be adequate to prevent taking or misuse by our portfolio managers or employees. If our controls are ineffective in preventing the fraudulent taking or misuse of assets and information, we could be subject to costly litigation, which could consume a substantial amount of our resources and distract our management from the operation of Westwood and could also result in regulatory sanctions. Additionally, any such fraudulent actions could adversely affect some of our clients in other ways, and these clients could seek redress against us.

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

We have historically paid a quarterly dividend. However, the payment of dividends in the future is subject to the discretion of our Board of Directors, and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, the existence of a stock repurchase program, any loan agreement restrictions, state corporate and banking law restrictions, results of operations and such other factors as our Board of Directors may consider relevant. In addition, as a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. At the present time our primary source of cash is dividends that may be received from Westwood Management or Westwood Trust. The payment of dividends by Westwood Management or Westwood Trust is subject to the discretion of their Boards of Directors and compliance with applicable laws, including, in particular, the provisions of the Texas Finance Code applicable to Westwood Trust. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The tax separation agreement that we entered into with SWS contains indemnification obligations for SWS and us that neither party may be able to satisfy, which could result in increased expenses and liabilities for us.

The tax separation agreement that we entered into with SWS allocates responsibility between SWS and us for various liabilities and obligations. However, the availability of such indemnities will depend upon the future financial strength of SWS and us. SWS or we may not be in a financial position to fund such indemnities if they should arise, which could result in increased expenses and liabilities for us. The tax separation agreement provides that each party will indemnify the other with respect to some taxes attributable to their respective businesses arising before or after the spin-off.

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

Item 2. Properties.

We conduct our principal operations through a leased property with approximately 21,600 square feet located in Dallas, Texas. The lease agreement expires in May 2011. We believe these facilities will be adequate to serve our currently anticipated business needs.

Item 3. Legal Proceedings.

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of these proceedings will have a material impact on our financial position, operations or cash flow.

Item 4. Submission of Matters to A Vote of Security Holders.

No matter was submitted to a vote of our stockholders during the quarterly period ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock has traded on the New York Stock Exchange under the symbol “WHG” since July 1, 2002, the first trading day after SWS completed the spin-off of Westwood by effecting a dividend distribution of all of the Westwood common stock held by SWS to all of its stockholders. At December 31, 2004, there were approximately 160 record holders of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth the high and low sale prices for the Common Stock, as reported by the New York Stock Exchange for the periods indicated.

	High	Low
2004
Fourth Quarter	$19.98	$17.75
Third Quarter	19.70	17.00
Second Quarter	18.00	16.75
First Quarter	17.88	16.50

2003
Fourth Quarter	$18.18	$16.65
Third Quarter	21.70	15.20
Second Quarter	19.40	13.15
First Quarter	15.20	13.01

Dividends

We have declared a cash dividend on our Common Stock for each quarter since the date of our spin-off. In 2003, we declared quarterly dividends of $0.02 per share for each of the first two quarters of the year, and quarterly dividends of $0.03 per share for each of the latter two quarters of the year. We also declared special dividends aggregating $1.08 per share in 2003. In 2004, we declared quarterly dividends of $0.04 per share for each of the first two quarters of the year, and quarterly dividends of $0.08 per share for each of the latter two quarters of the year. We also declared a special dividend of $0.75 per share in 2004. In addition, on February 9, 2005 we declared a quarterly cash dividend of $0.08 per share on our Common Stock payable on April 1, 2005 to stockholders of record on March 15, 2005. We currently intend to continue paying quarterly cash dividends in such amounts as our board of directors determines is appropriate. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law.

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

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of Westwood with respect to each of the five years in the period ended December 31, 2004, and as of December 31, 2004, 2003, 2002, 2001 and 2000, except Assets Under Management, is derived from the audited consolidated financial statements of Westwood and should be read in conjunction with those statements. The data below for a portion of the year ended December 31, 2002 and for all of the years ended on or prior to December 31, 2001 reflects Westwood’s results as it has historically been operated as a part of SWS, and these results may not be indicative of Westwood’s performance as an independent company. The information set forth below should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Years ended December 31, (in thousands, except per share amounts)
	2004	2003	2002	2001(1)	2000
Statements of Income Data:
Total revenues	$19,980	$20,078	$21,624	$19,587	$16,136
Total expenses	13,995	12,198	12,960	15,229	9,524
Income before income taxes	5,985	7,880	8,664	4,358	6,612
Provision for income taxes	2,299	2,996	3,453	3,097	2,628
Net income	3,686	4,884	5,211	1,261	3,984
Earnings per share – basic	$0.68	$0.91	$0.97	$0.23	$0.74
Earnings per share – diluted (2)	$0.68	$0.90	$0.97	$0.23	$0.74
Cash dividends declared per common share	$0.99	$1.18	$0.04	—	—

	As of December 31, (in thousands)
	2004	2003	2002	2001(1)	2000
Balance Sheet Data:
Cash and investments	$19,352	$21,056	$18,589	$15,720	$12,519
Total assets	26,277	26,237	24,120	21,053	18,100
Stockholders’ equity	21,663	21,853	19,123	14,032	12,802

Assets Under Management (in millions)	$3,996	$3,954	$4,078	$4,120	$3,601

(1)	In 2001, total expenses include a $4.0 million equity based compensation charge, reflecting (i) the difference in value of $3.4 million between the amount paid by our executive officers to SWS for shares of our common stock purchased by them and the value for financial reporting purposes of the shares on December 14, 2001 and (ii) the below market interest rate associated with the loans made by Westwood to the executive officers to enable them to purchase such shares (these loans were fully repaid by the executive officers in 2003). Total expenses would have been approximately $11,253,000 and net income would have been approximately $5,027,000 without the compensation charge.
(2)	Earnings per share figures reflect a 1,003.8-for-1 stock split in the form of a stock dividend effective as of June 21, 2002. All amounts have been restated to reflect the impact of this stock split.

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

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2004 Westwood Management and Westwood Trust collectively managed assets valued at approximately $4.0 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods 6 years and longer, our principal asset classes have consistently ranked above the median in performance within their peer groups.

One of the priorities on which we have focused since our spin-off in 2002 is building a foundation in terms of personnel and infrastructure to support a potentially much larger business. We have also developed products that we believe will be desirable within our target institutional marketplace. The cost of developing new products and the organization as a whole has resulted in us incurring expenses that do not currently have material offsetting revenue. Now that we believe the foundation and the products are in place we are taking these new products to the institutional marketplace and are hopeful that institutional investors will recognize the value in these products and generate new revenue streams for us.

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

Our other revenues generally consist of interest income, investment income and consulting fees. We invest most of our cash in money market funds, although we do invest smaller amounts in bonds and equity instruments. The most significant component of our other revenues is investment income and to a lesser extent, consulting fees paid to us by Gabelli Advisers, Inc.

Assets Under Management

Assets under management increased $42 million, or 1.1%, to $4.0 billion at December 31, 2004 compared to $4.0 billion at December 31, 2003. The increase in assets under management was primarily due to the market appreciation of assets under management and inflows of assets from new clients, partially offset by the withdrawal of assets by certain clients. Quarterly average assets under management decreased $75 million, or 1.9%, to $3.9 billion for 2004 compared with $4.0 billion for 2003.

Assets under management decreased $124 million, or 3.0%, to $4.0 billion at December 31, 2003 compared to $4.1 billion at December 31, 2002. The decline in assets under management was primarily due to the withdrawal of assets by certain clients, partially offset by the market appreciation of assets under management and inflows of assets from new clients. Quarterly average assets under management decreased $183 million, or 4.4%, to $4.0 billion for 2003 compared with $4.2 billion for 2002.

	As of December 31, (1) (in millions)			% Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Westwood Management Corp.
Separate Accounts	$1,853	$1,832	$1,786	1.1%	2.6%
Subadvisory	577	614	1,108	(6.0)	(44.6)
Westwood Funds	372	420	428	(11.4)	(1.9)
Managed Accounts	169	155	108	9.0	43.5

Total	2,971	3,021	3,430	(1.7)	(11.9)

Westwood Trust
Commingled Funds	856	759	528	12.8	43.8
Private Accounts	122	121	74	0.8	63.5
Agency/Custody Accounts	47	53	46	(11.3)	15.2

Total	1,025	933	648	9.9	44.0

Total Assets Under Management	$3,996	$3,954	$4,078	1.1%	(3.0)%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $194 million, $178 million and $490 million as of December 31, 2004, 2003 and 2002, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

Westwood Management. In the above table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement accounts, Taft Hartley plans, endowments, foundations and individuals. “Subadvisory” represents relationships where Westwood Management provides investment management services for funds offered by other financial institutions. “Westwood Funds” represent a family of mutual funds for which Westwood Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Westwood Management’s products to their customers.

Westwood Trust. In the above table, “Commingled Funds” represent funds established to facilitate investment of fiduciary assets of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. “Private Accounts” represent discretionary accounts where Westwood Trust acts as trustee or agent and has full investment discretion. “Agency/Custody Accounts” represent non-discretionary accounts in which Westwood Trust provides agent or custodial services for a fee, but does not act in an advisory capacity.

Matters Involving Our Spin-Off From SWS Group, Inc.

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

	Years ended December 31, (in thousands)			% Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Revenues
Advisory fees	$13,069	$14,008	$16,223	(6.7)%	(13.7)%
Trust fees	5,818	4,794	4,508	21.4	6.3
Other revenues	1,093	1,276	893	(14.3)	42.9

Total revenues	19,980	20,078	21,624	(0.5)	(7.1)

Expenses
Employee compensation and benefits	9,799	8,492	9,149	15.4	(7.2)
Sales and marketing	473	563	442	(16.0)	27.4
Information technology	692	779	850	(11.2)	(8.4)
Professional services	1,248	892	1,075	39.9	(17.0)
General and administrative	1,783	1,472	1,444	21.1	1.9

Total expenses	13,995	12,198	12,960	14.7	(5.9)

Income before income taxes	5,985	7,880	8,664	(24.0)	(9.0)
Provision for income taxes	2,299	2,996	3,453	(23.3)	(13.2)

Net income	$3,686	$4,884	$5,211	(24.5)%	(6.3)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total Revenue. Our total revenues decreased by 0.5% to $20.0 million in 2004 compared with $20.1 million in 2003. Advisory fees decreased by 6.7% to $13.1 million in 2004 compared with $14.0 million in 2003 primarily due to the withdrawal of assets by certain clients. This decrease in assets was offset to some extent by the market appreciation of assets under management. Trust fees increased by 21.4% to $5.8 million in 2004 compared with $4.8 million in 2003 primarily due to increased average assets under management due to inflows from new and existing clients and market appreciation of assets under management, as well as a higher average fee resulting from a change in the mix of Trust assets under management. Other revenues, which generally consist of interest and investment income and consulting fees, decreased by 14.3% to $1.1 million in 2004 compared with $1.3 million in 2003. Other revenues decreased primarily as a result of a reduction in interest income of $577,000 due to accrued interest and accretion of discount on notes receivable from stockholders that occurred in 2003 but did not occur in 2004, a $101,000 reduction in mark to market provisions on investments and a reduction in consulting income of $19,000 due to decreased assets under management in the Westwood Funds. These decreases were partially offset by increases in realized gains of $402,000, investment income of $80,000 and other miscellaneous, non-recurring income of $32,000.

Employee Compensation and Benefits. Employee compensation and benefits, which generally consist of salaries, incentive compensation, equity based compensation expense and benefits, increased by 15.4% to $9.8 million compared with $8.5 million in 2003. This increase resulted primarily from an increase in restricted stock expense of approximately $858,000 recognized in 2004 related to prior year and current year grants of restricted stock compared to six month’s worth of amortization in the prior year, an increase in salary expense of $274,000, $242,000 of expense related to the initiation of a broad-based profit sharing contribution in 2004, deferred compensation expense increases of $67,000 primarily associated with the termination of our deferred compensation plan and an increase of $62,000 in other payroll related expenses. These increases were partially offset by a decrease of $196,000 in incentive compensation expense in 2004 compared to 2003, resulting from decreased income before taxes and an increased emphasis on equity-based compensation. At December 31, 2004 we had 45 full-time employees compared to 43 at December 31, 2003.

Sales and Marketing. Sales and marketing costs consist of expenses associated with our marketing efforts, including travel entertainment, direct and consultant marketing and advertising costs. Sales and marketing costs decreased by 16.0% to $473,000 in 2004 compared with $563,000 in 2003. The decrease is primarily the result of a decrease in travel and entertainment costs of $129,000 partially offset by an increase of $39,000 in direct marketing costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology expense decreased by 11.2% to $692,000 in 2004 compared with $779,000 in 2003. The decrease is primarily due to a $61,000 reduction in costs associated with investment research tools, a $23,000 decrease in infrastructure maintenance costs, a decrease of $15,000 in telecommunications costs and a $9,000 reduction in software maintenance costs. These decreases were partially offset by an increase of $21,000 in other information technology related costs.

Professional Services. Professional services expenses generally consist of audit, external subadvisor expense, legal and other professional fees. Professional services expense increased by 39.9% to $1.2 million in 2004 compared with $892,000 in 2003. The increase is primarily due to an increase of $281,000 in professional fees related to Sarbanes-Oxley compliance and a $186,000 increase in advisory fees paid to external subadvisors due to the engagement of a subadvisor in 2004 to manage growth portfolios at Westwood Trust and increased assets under management in high yield and international common trust funds sponsored by Westwood Trust. These increases were partially offset by a decrease of $86,000 in legal expense and a decrease of $25,000 in other professional fees.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, insurance, office supplies, custody expense, investor relations, charitable contributions and other miscellaneous expenses. General and administrative expenses increased by 21.1% to $1.8 million in 2004 compared with $1.5 million in 2003. The increase is primarily due to approximately $110,000 in costs incurred in 2004 associated with moving and furnishing the Company’s corporate office, an increase of $76,000 in rent expense, increases totaling $61,000 in other administrative expenses, an increase of $27,000 in custody expense due to costs associated with the transition to a new subadvisor for the International Equity product at Westwood Trust as well as increased assets under management at Westwood Trust, an increase of $20,000 in director’s fees primarily due to an increase in the number of outside directors and an increase of $17,000 in corporate insurance costs.

Provision for Income Taxes. Provision for income taxes decreased by 23.3% to $2.3 million in 2004 compared with $3.0 million in 2003 primarily due to lower income before taxes. The effective tax rate was 38.4% in 2004 compared to 38.0% in 2003.

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

Provision for Income Taxes. Provision for income taxes decreased by 13.2% to $3.0 million in 2003 compared with $3.5 million in 2002 due to lower income before income taxes as well as an effective tax rate of 38.0% in 2003 compared to 39.9% in 2002. The decrease in the effective tax rate was primarily due to a reduction in the Company’s effective franchise tax rate and the effect of a franchise tax refund related to prior years.

Liquidity and Capital Resources

Historically, we have funded our operations and cash requirements with cash generated from operating activities. As of December 31, 2004, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2004, cash flow provided by operating activities, principally our investment advisory business, was $2.4 million. We generated cash flow from operating activities of $3.9 million and $4.8 million during 2003 and 2002, respectively. At December 31, 2004 and 2003, we had working capital of $17.8 million and $19.0 million, respectively.

Cash flow used in investing activities during 2004 was $112,000, and was primarily related to expenditures of $1.2 million to build-out and furnish the Company’s new office space, offset in part by $1.1 million in net sales of available-for-sale investments. Cash used in investing activities during 2003 and 2002 was $2.3 million and $521,000, respectively, and was primarily related to the investment of excess cash balances.

Cash used in financing activities during 2004 of $5.2 million was primarily related to the payment of cash dividends on our common stock of $5.4 million, offset by $144,000 in proceeds received from stock option exercises. Cash used in financing activities during 2003 and 2002 was $2.3 million and $114,000, respectively, and was related to the payment of cash dividends on our common stock.

We had cash and investments of $19.4 million at December 31, 2004, compared to $21.1 million at December 31, 2003. As required by the Texas Finance Code, Westwood Trust maintains minimum restricted capital of $1.0 million, which is included in Investments in the accompanying consolidated balance sheets. We had no liabilities for borrowed money at December 31, 2004 or December 31, 2003, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

Contractual Obligations

The following table summarizes the Company’s known contractual obligations as of December 31, 2004 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Non-cancelable operating leases	$3,919	$498	$1,218	$1,264	$939

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus of the Emerging Issues Task Force (“EITF”) regarding the recognition and measurement of other-than temporary impairments of certain investments. The effective date of the recognition and measurement guidance in EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” has been delayed until the implementation guidance provided by a FASB staff position on the issue has been finalized. The disclosure guidance was unaffected by the delay and is effective for fiscal years ending after June 15, 2004. The Company implemented the disclosure provisions of EITF 03-01 in its annual financial statements for the fiscal year ended December 31, 2004 and does not anticipate that the implementation of the recognition and measurement guidance, when released, will have a material effect on the Company’s financial statements.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. The standard requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Adoption of the revised statement is required for the Company’s third quarter beginning July 1, 2005. We have commenced our analysis of the impact of SFAS No. 123 (R) and will adopt the provisions of SFAS No. 123 (R) by the July 1, 2005 deadline. The Company has applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares it has issued. The Company expects SFAS 123 (R) to have an impact on its financial statements, but has not determined the extent of the impact.

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

Goodwill

Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 the Company discontinued its amortization of goodwill. The adoption of SFAS 142 did not have a significant impact on the comparability of the Company’s earnings per share or net income. During the second quarter of 2002, the Company completed an impairment analysis of goodwill as of January 1, 2002, the date of adoption of SFAS 142. During the third quarters of 2004, 2003 and 2002, the Company completed its annual impairment assessment as required by SFAS 142. No impairment loss or transition adjustments were required. The Company performs its annual impairment assessment as of July 1.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We utilize various financial instruments, which entail certain inherent market risks. We do not currently participate in any hedging activities, nor do we currently utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that have market risks.

Interest Rates and Securities Markets

Our cash equivalents and other investment instruments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. These instruments are not entered into for trading purposes. We do not expect our interest income to be significantly affected by a sudden change in market interest rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of Westwood management, including Westwood’s Chief Executive Officer and Chief Operating Officer (performing functions similar to a Chief Financial Officer), of the effectiveness of the design and operation of Westwood’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by Westwood in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by Westwood is accumulated and communicated to Westwood management, including Westwood’s Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding disclosure. Westwood management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting. This report can be found on page F-4 of the financial statements and supplementary data.

Our independent auditor has issued an audit report on (1) Westwood management’s assessment of the effectiveness of our internal control over financial reporting and (2) the effectiveness of our internal control over financial reporting. See the financial statements and supplementary data page F-3.

There were no changes in Westwood’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Westwood’s internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Company.

Information regarding Executive Officers and Directors is hereby incorporated by reference from the sections entitled “Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on April 28, 2005 (the “Proxy Statement”).

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services.

Information regarding Principal Accountant Fees and Services is hereby incorporated by reference from the section entitled “Fees Paid to Deloitte & Touche LLP” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	The following financial statements are filed as part of this Report:

		Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2004 and 2003
		Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
		Consolidated Statements of Cash Flows for the year ended December 31, 2004, 2003 and 2002
		Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules

		Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been excluded, as they are not required under the related instructions or the information required has been included in the Company’s Consolidated Financial Statements.

	3.	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description of Exhibits
2.1	Distribution Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. **

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. ***

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. ***

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. ***

10.1	Second Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) *+

10.2	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. **

10.3	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto*****

10.4	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 ******

10.5	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 ******

10.6	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 *****

10.7	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 *****

10.8	Form of Indemnification Agreement for Westwood Holdings Group, Inc. ******+

10.9	Form of Indemnification Agreement for Westwood Management Corp. ******+

10.10	Form of Indemnification Agreement for Westwood Trust ******+

21.1	Subsidiaries *****

24.1	Power of Attorney (included on first signature page) *

31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the President and Chief Operating Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*#

32.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*#

*	Filed herewith.
**	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.
***	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.
****	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.
*****	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.
******	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.
+	Indicates management contract or compensation plan, contract or arrangement.
#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

(b)	The Index to Exhibits filed or incorporated by reference pursuant to Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature pages to this Report.

(c)	Not applicable.

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
Susan M. Byrne Chairman of the Board and Chief Executive Officer

Dated: February 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on February 24, 2005.

Signatures	Title
/s/ Susan M. Byrne Susan M. Byrne	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Brian O. Casey Brian O. Casey	Director, President and Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ Tom C. Davis Tom C. Davis	Director

/s/ Frederick R. Meyer Frederick R. Meyer	Director

/s/ Jon L. Mosle, Jr. Jon L. Mosle, Jr.	Director

/s/ Leonard M. Riggs, Jr., M.D. Leonard M. Riggs, Jr., M.D.	Director

/s/ Raymond E. Wooldridge Raymond E. Wooldridge	Director

Page
I.	Audited Consolidated Financial Statements of Westwood Holdings Group, Inc.
	Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP on the financial statements of Westwood Holdings Group, Inc. as of and for the years ended December 31, 2004, 2003 and 2002	F-2
	Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP – audit of (1) management’s assessment of the effectiveness of internal control over financial reporting and (2) the effectiveness of internal control over financial reporting	F-3
	Report of Westwood Holdings Group, Inc.’s management assessment of internal control over financial reporting	F-4
	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5
	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	F-6
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-8
	Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Westwood Holdings Group, Inc.:

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

February 22, 2005

Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Westwood Holdings Group, Inc.:

We have audited management’s assessment, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting, that Westwood Holdings Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 22, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

February 22, 2005

Dallas, Texas

REPORT OF WESTWOOD HOLDINGS GROUP, INC.’S MANAGEMENT ASSESSMENT OF INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

    Westwood Holdings Group, Inc.:

The management of Westwood Holdings Group, Inc. (“Westwood”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Westwood’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Westwood assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Westwood’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-3.

By:	/s/ Susan M. Byrne
Susan M. Byrne, Chief Executive Officer

/s/ Brian O. Casey
Brian O. Casey, President and Chief Operating Officer

February 22, 2005

Dallas, Texas

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(in thousands, except par values and share amounts)

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$720	$3,643
Accounts receivable	1,832	1,931
Investments, at market value	18,632	17,413
Other current assets	414	385

Total current assets	21,598	23,372
Goodwill	2,302	2,302
Deferred income taxes	517	364
Property and equipment, net of accumulated depreciation of $250 and $620	1,860	199

Total assets	$26,277	$26,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$629	$935
Dividends payable	460	167
Compensation and benefits payable	2,703	2,776
Income taxes payable	—	472
Other current liabilities	17	19

Total current liabilities	3,809	4,369
Deferred rent	805	15

Total liabilities	4,614	4,384

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 5,754,147 shares at December 31, 2004; issued 5,550,472 and outstanding 5,550,119 shares at December 31, 2003	58	56
Additional paid-in capital	16,962	12,952
Treasury stock, at cost – 353 shares at December 31, 2003	—	(6)
Unamortized stock compensation	(4,821)	(2,609)
Retained earnings	9,464	11,460

Total stockholders’ equity	21,663	21,853

Total liabilities and stockholders’ equity	$26,277	$26,237

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)

	2004	2003	2002
REVENUES:
Advisory fees	$13,069	$14,008	$16,223
Trust fees	5,818	4,794	4,508
Other revenues	1,093	1,276	893

Total revenues	19,980	20,078	21,624

EXPENSES:
Employee compensation and benefits	9,799	8,492	9,149
Sales and marketing	473	563	442
Information technology	692	779	850
Professional services	1,248	892	1,075
General and administrative	1,783	1,472	1,444

Total expenses	13,995	12,198	12,960

Income before income taxes	5,985	7,880	8,664
Provision for income taxes	2,299	2,996	3,453

Net income	$3,686	$4,884	$5,211

Earnings per share:
Basic	$0.68	$0.91	$0.97
Diluted	$0.68	$0.90	$0.97

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Unamortized Stock Compensation	Notes Receivable from Stock- holders	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2002	5,395,522	$54	$9,415	$—	$—	$(3,536)	$8,099	$14,032
Net income							5,211	5,211
Purchase of Treasury Stock	(377)	—		(6)				(6)
Dividends declared ($0.04 per share)							(216)	(216)
Stock options vested			164					164
Accretion of discount on Notes						(62)		(62)

BALANCE, December 31, 2002	5,394,145	54	9,579	(6)	—	(3,598)	13,094	19,123
Net income							4,884	4,884
Sale of treasury stock – 24 shares	24	—		—				—
Issuance of restricted stock	151,500	2	3,000		(3,002)			—
Amortization of stock compensation					393			393
Tax benefit related to restricted stock			52					52
Dividends declared ($1.18 per share)							(6,518)	(6,518)
Stock options vested			264					264
Stock options exercised	4,450	—	57					57
Accretion of discount on Notes						(495)		(495)
Repayment of notes receivable from stockholders						4,093		4,093

BALANCE, December 31, 2003	5,550,119	$56	$12,952	$(6)	$(2,609)	$—	$11,460	$21,853
Net income							3,686	3,686
Sale of treasury stock – 353 shares	353	—		6				6
Issuance of restricted stock	192,500	2	3,460		(3,462)			—
Amortization of stock compensation					1,250			1,250
Tax benefit related to equity compensation			157					157
Dividends declared ($0.99 per share)							(5,682)	(5,682)
Stock options vested			249					249
Stock options exercised	11,175	—	144					144

BALANCE, December 31, 2004	5,754,147	$58	$16,962	$—	$(4,821)	$—	$9,464	$21,663

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,686	$4,884	$5,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	108	88
Loss on sale of other assets	4	—	—
Unrealized gains on investments	(21)	(116)	(31)
Stock option expense	249	264	164
Restricted stock amortization	1,250	393	—
Deferred income taxes	(153)	8	(293)
Accretion of discount on notes receivable from stockholders	—	(495)	(62)
Purchases of investments – trading securities	(17,510)	(8,696)	(2,156)
Sales of investments – trading securities	15,262	7,779	3,960
Change in operating assets and liabilities:
Decrease in accounts receivable	99	255	211
(Increase) decrease in other assets	(7)	97	(115)
(Decrease) increase in accounts payable and accrued liabilities	(307)	234	(175)
Decrease in compensation and benefits payable	(73)	(747)	(463)
Decrease in income taxes payable	(338)	(80)	(1,424)
Increase (decrease) in other liabilities	95	(27)	(70)

Net cash provided by operating activities	2,427	3,861	4,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(21,755)	(5,817)	(9,190)
Sales of money market funds	22,805	3,667	8,757
Purchase of property and equipment	(1,189)	(118)	(88)
Sale of property and equipment	27	—	—

Net cash used in investing activities	(112)	(2,268)	(521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale (purchase) of treasury stock	6	—	(6)
Proceeds from exercise of stock options	144	57	—
Cash dividends	(5,388)	(6,459)	(108)
Notes receivable from stockholders	—	4,093	—

Net cash used in financing activities	(5,238)	(2,309)	(114)

NET (DECREASE) INCREASE IN CASH	(2,923)	(716)	4,210
Cash, beginning of year	3,643	4,359	149

Cash, end of year	$720	$3,643	$4,359

Supplemental cash flow information:
Cash paid during the year for income taxes	$2,790	$3,063	$5,652
Issuance of restricted stock	3,462	3,002	—
Tax benefit allocated directly to equity	157	52	—
Assets acquired by recording liabilities	693	—	—

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2004, 2003 and 2002

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the accounts of the Company and its wholly-owned subsidiaries, Management and Trust. All significant intercompany balances and transactions have been eliminated.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between the Company’s subsidiaries and their clients and are generally based on a percentage of AUM. Advisory and trust fees are generally payable in advance on a calendar quarter basis. Advance payments are deferred and recognized over the periods services are performed. Other revenues generally consist of interest and investment income and consulting fees. These revenues are recognized as earned or as the services are performed.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less.

Investments

Money market securities are classified as available for sale securities and have no significant fluctuating values. All other marketable securities are classified as trading securities. All securities are carried at quoted market value on the accompanying balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. The Company realized $455,000 and $67,000 of gross investment gains and $3,000 and $17,000 of gross investment losses for the years 2004 and 2003, respectively. The Company measures realized gains and losses on investments using the specific identification method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term, using the straight-line method.

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 the Company discontinued its amortization of goodwill. During the second quarter of 2002, the Company completed an impairment analysis of goodwill as of January 1, 2002, the date of adoption of SFAS 142. During the third quarters of 2004, 2003 and 2002, the Company completed its annual impairment assessment as required by SFAS 142. No impairment loss or transition adjustments were required. The Company performs its annual impairment assessment as of July 1.

Stock Split

On June 14, 2002 our Board of Directors approved a 1,003.8-for-1 stock split in the form of a stock dividend effective as of June 21, 2002. Per share and capital accounts shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock split.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the 2004 presentation.

Federal Income Taxes

The Company files a Federal income tax return as a consolidated group for the Company and its subsidiaries. For periods prior to the spin-off, the Company joined with SWS and its other subsidiaries in filing a consolidated Federal

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

income tax return. SWS’s consolidated Federal income tax expense was allocated to the Company as if the Company filed a separate consolidated Federal income tax return, assuming the utilization of tax-planning strategies consistent with those utilized by SWS.

Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense is generally the result of changes in the deferred tax assets and liabilities.

Stock Options

Effective January 1, 2002, the Company elected to begin expensing the cost associated with stock options granted subsequent to January 1, 2002 to employees as well as non-employee directors under the SFAS No. 123, “Accounting for Stock Based Compensation” fair value model. The Company values stock options issued based upon an option pricing model and recognizes this value as an expense over the periods in which the options vest. Prior to January 1, 2002, the Company accounted for its option plan under the APB 25 intrinsic value model, which resulted in no compensation cost being recognized. If the Company had continued to account for option grants under APB 25 during 2004, 2003 and 2002, reported net income would have been $3,848,000, $5,056,000 and $5,318,000 for the twelve months ended December 31, 2003 and 2002, respectively. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” requires certain transition disclosures, which are provided in the table below. Had compensation cost been determined valuing the options using the Black-Scholes option pricing model as provided in SFAS No. 123 prior to January 1, 2002, the Company’s net income and earnings per share would have been the pro forma amounts indicated below for the years ended December 31, 2004, 2003 and 2002 (the 2002 pro forma adjustment reflects the remaining fair value of previously unvested outstanding SWS options granted to our employees that became fully vested as of June 28, 2002):

	2004	2003	2002
Net income (in thousands)
As reported	$3,686	$4,884	$5,211
Add: stock-based employee compensation expense included in reported net income, net of tax	974	427	107
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(974)	(427)	(1,152)

Pro forma	$3,686	$4,884	$4,166

Earnings per share
As reported – basic	$0.68	$0.91	$0.97
As reported – diluted	0.68	0.90	0.97
Pro forma – basic	0.68	0.91	0.77
Pro forma – diluted	0.68	0.90	0.77

New Accounting Standards

In March 2004, the FASB ratified the consensus of the EITF regarding the recognition and measurement of other-than temporary impairments of certain investments. The effective date of the recognition and measurement guidance in EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” has been delayed until the implementation guidance provided by a FASB staff position on the issue has been finalized. The disclosure guidance was unaffected by the delay and is effective for fiscal years ending after June 15, 2004. The Company implemented the disclosure provisions of EITF 03-01 in its annual financial statements for the fiscal year ended December 31, 2004 and does not anticipate that the implementation of the recognition and measurement guidance, when released, will have a material effect on the Company’s financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. The Company has applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares it has issued. The revised standard requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Adoption of the revised statement is required for the Company’s third quarter beginning July 1, 2005. We have commenced our analysis of the impact of SFAS No. 123 (R) and will adopt the provisions of SFAS No. 123 by the July 1, 2005 deadline. The Company expects SFAS 123 (R) to have an impact on its financial statements, but has not determined the extent of the impact.

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

3. ACCOUNTS RECEIVABLE:

The Company’s trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the years ended December 31, 2002 through 2004. The majority of the balances are advisory and trust fees receivable from customers and are believed to be fully collectable by us.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

4. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2004:
U.S. Government and Government agency obligations	$1,639	$4	$—	$1,643
Funds:
Money Market	15,864	—	—	15,864
Equity	999	126	—	1,125
Bond	—	—	—	—

Marketable securities	$18,502	$130	$—	$18,632

December 31, 2003:
U.S. Government and Government agency obligations	$1,601	$1	$—	$1,602
Funds:
Money Market	15,137	—	—	15,137
Equity	485	109	(4)	590
Bond	81	3	—	84

Marketable securities	$17,304	$113	$(4)	$17,413

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

5. INCOME TAXES:

Income tax expense for the years ended December 31, 2004, 2003 and 2002 (effective rate of 38.4% in 2004, 38.0% in 2003 and 39.9% in 2002) differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rate (34%) to income before income taxes. The difference between the Federal corporate tax rate of 34% and the effective tax rate is comprised of the following (in thousands):

	2004	2003	2002
Income tax expense at the statutory rate	$2,035	$2,679	$2,946
State franchise and income taxes	272	302	423
Other, net	(8)	15	84

Total income tax expense	$2,299	$2,996	$3,453

Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

	2004	2003	2002
State – current	$369	$427	$663
State – deferred	22	38	(13)
Federal – current	2,083	2,559	2,906
Federal – deferred	(175)	(28)	(103)

Total income tax expense	$2,299	$2,996	$3,453

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are presented below (in thousands):

	2004	2003
Depreciation at rates different for tax than for financial reporting	$(233)	$26
Restricted stock amortization	544	137
Stock option expense	205	140
Deferred compensation liability	—	84
Other	1	(23)

Total deferred tax assets	$517	$364

As a result of the Company’s history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.

6. REGULATORY CAPITAL REQUIREMENTS:

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1.0 million. At December 31, 2004, Trust had total stockholders’ equity of approximately $3.4 million, which is $2.4 million in excess of its minimum capital requirement.

Trust is limited under applicable Texas law in the payment of dividends to undivided profits: that part of equity capital equal to the balance of net profits, income, gains and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its board of directors, Westwood Trust has made quarterly and special dividend payments to the Company out of its undivided profits.

7. EMPLOYEE BENEFITS:

The Second Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees and directors of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan may not exceed 948,100 shares. At December 31, 2004, approximately 412,000 shares remain available for issuance under the Plan.

Restricted Stock Plan

For the years ended December 31, 2004 and December 31, 2003, the Company granted restricted stock to employees and non-employee directors. The employees’ shares vest over four years and the directors’ shares vest over one year. Until the shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company records compensation cost for restricted stock grants based on the fair market value of its common stock at the date of grant and amortizes this cost over the applicable vesting period. Unamortized stock compensation is shown as a separate component of stockholders’ equity. The following table details the shares issued, weighted-average grant date fair values and approximate compensation expense recorded, all net of actual forfeitures:

	2004	2003
Restricted shares granted, net of actual forfeitures:
Employees	185,000	147,000
Non-employee directors	7,500	4,500
Weighted-average grant-date fair value	$17.98	$19.81
Restricted stock compensation expense	$1,250,000	$393,000

Stock option expense	249,000	264,000

Total stock based compensation expense	$1,499,000	$657,000

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

Stock Option Plan – Westwood options

Options granted under the Stock Incentive Plan have a maximum ten-year term and vest over a period of four years.

A summary of the status of Westwood’s outstanding stock options issued to employees of the Company as of December 31, 2004, 2003 and 2002 is presented below. There were no stock options granted during 2004.

	December 31, 2004		December 31, 2003		December 31, 2002
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	189,175	$12.92	218,500	$12.92	—	—
Granted	—	—	7,500	14.29	226,000	$12.92
Exercised	(11,175)	12.90	(4,450)	12.90	—	—
Forfeited	(1,375)	12.90	(32,375)	13.22	(7,500)	12.90

Outstanding, end of period	176,625	12.92	189,175	12.92	218,500	12.92

Exercisable, end of period	85,250	12.92	50,800	12.92	—
Weighted-average fair value of options granted during period	—		$5.41		$5.48

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Expected volatility	35%	35%
Risk-free interest rate	3.47%	4.46%
Expected dividend yield	1.12%	0.62%
Expected life	7 years	7 years

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

The following table summarizes information for Westwood stock options outstanding at December 31, 2004:

	Westwood Options Outstanding			Westwood Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.90 – 14.80	176,625	7.5 years	$12.92	85,250	$12.92

Stock Option Plan – SWS options

Prior to June 28, 2002, the Company’s employees participated in the SWS Stock Option Plan (the “1996 Plan”). The 1996 Plan reserves shares of SWS common stock for issuance to eligible employees of SWS or its subsidiaries. Shares reserved under this option plan reflect all stock dividends issued by SWS. Options granted under the 1996 Plan have a maximum ten-year term, and the vesting period is determined on an individual basis by the Stock Option Committee of SWS’s Board of Directors.

Options granted under the 1996 Plan to Westwood employees became fully vested as of June 28, 2002, the date of the spin-off, and Westwood was substituted for SWS as the employer of these employees. There were no grants of SWS options to Westwood employees during the year 2002.

A summary of the status of SWS’s outstanding stock options (reflecting adjustments as a result of the spin-off) issued to employees of the Company as of June 28, 2002 (the date of the spin-off) is presented below:

	June 28, 2002
	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	117,590	$22.92
Granted	—	—
Exercised	(1,497)	12.41
Forfeited	(1,366)	24.98
Adjustment for stock dividends/spin-off	26,277	—

Outstanding, end of period	141,004	18.65

Exercisable, end of period	141,004
Weighted-average fair value of options granted during period	—

The following table summarizes information for SWS stock options outstanding at June 28, 2002 issued to employees of the Company:

	SWS Options Outstanding			SWS Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.41-$15.45	80,113	7.4 years	$14.18	80,113	$14.18
$23.39-$26.05	60,891	7.7 years	24.53	60,891	24.53

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

Westwood Holdings Group, Inc. Savings Plan

Westwood has a defined contribution 401(k) and profit sharing plan that was adopted in July 2002 and covers all of the Company’s employees. Westwood provided profit sharing plan benefits become fully vested after six years of service by the participant. Profit sharing expense related to the Company’s employees for 2004, 2003 and 2002 was approximately $242,000, $0 and $0, respectively. For the 401(k) portion of the plan, Westwood provided a match of up to 4% of eligible compensation. Westwood’s matching contributions vest immediately and the expense totaled approximately $200,000, $150,000 and $66,000 in 2004, 2003 and 2002, respectively.

Prior to the spin-off, Westwood employees participated in SWS’ defined contribution profit sharing/401(k) plan. SWS provided profit sharing plan benefits became fully vested for Westwood employees at the time of the spin-off. Profit sharing contributions were accrued and funded at SWS’s discretion. There was no profit sharing expense related to the Company’s employees for 2002. The 401(k) portion of the plan provided a match of up to 4% of eligible compensation. SWS’s matching contributions vest immediately and the expense totaled approximately $85,000 in 2002.

8. EARNINGS PER SHARE:

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended December 31, 2004, 2003 and 2002, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares held in the Westwood Holdings Group, Inc. Deferred Compensation Plan. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	2004	2003	2002
Net income	$3,686	$4,884	$5,211

Weighted average shares outstanding – basic	5,405,133	5,395,868	5,394,145
Dilutive potential shares from stock options	33,087	9,529	—
Dilutive potential shares from deferred compensation plan	271	353	377
Weighted average shares outstanding – diluted	5,438,491	5,405,750	5,394,522

Earnings per share – basic	$0.68	$0.91	$0.97
Earnings per share – diluted	$0.68	$0.90	$0.97

Earnings per share have been retroactively adjusted to give effect to the stock split effected in the form of a stock dividend on June 21, 2002.

9. COMMITMENTS AND CONTINGENCIES:

The Company leases its offices under a non-cancelable operating lease agreement. Rental expense for facilities and equipment leases for fiscal years 2004, 2003 and 2002 aggregated approximately $629,000, $593,000 and $594,000, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of income.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

At December 31, 2004, the future contractual rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2005	$498
2006	606
2007	612
2008	625
2009	639
Thereafter	939

Total payments due	$3,919

10. AFFILIATE TRANSACTIONS:

SWS, through its principal subsidiary, SWS Securities, Inc., provided accounting, technology and administrative services for the Company in 2002 up until June 28, 2002, the date of the spin-off. Management serves as investment advisor for the SWS cash reserve funds, and Trust serves as custodian for the SWS cash reserve funds and as trustee for the assets of the SWS Deferred Compensation Plan.

The accompanying financial statements include the following revenues (in thousands) from transactions with SWS and its subsidiaries other than Management and Trust:

2002 (through June 28)
Advisory fees	$241
Trust fees	136

The accompanying financial statements include the following expenses (in thousands) for charges from SWS and its subsidiaries other than Management and Trust.

2002 (through June 28)
Employee benefits	$58
Information technology	113
Professional services	—
General and administrative	36

Total	$207

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

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

	Management	Trust	Other	Eliminations	Consolidated
2004
Net revenues from external sources	$14,055	$5,887	$38	$—	$19,980
Net intersegment revenues	2,344	8	—	(2,352)	—
Net interest and dividend revenue	231	19	8	—	258
Depreciation and amortization	149	42	—	—	191
Income (loss) before income taxes	6,706	857	(1,578)	—	5,985
Segment assets	20,756	3,844	1,677	—	26,277
Expenditures for long-lived assets	894	295	—	—	1,189

2003
Net revenues from external sources	$14,581	$4,826	$671	$—	$20,078
Net intersegment revenues	1,811	—	—	(1,811)	—
Net interest and dividend revenue	126	42	587	—	755
Depreciation and amortization	96	12	—	—	108
Income (loss) before income taxes	7,248	713	(81)	—	7,880
Segment assets	21,513	3,714	1,010	—	26,237
Expenditures for long-lived assets	95	23	—	—	118

2002
Net revenues from external sources	$16,784	$4,638	$202	$—	$21,624
Net intersegment revenues	1,584	—	—	(1,584)	—
Net interest revenue	141	128	225	—	494
Depreciation and amortization	81	7	—	—	88
Income before income taxes	7,884	718	62	—	8,664
Segment assets	19,142	4,330	648	—	24,120
Expenditures for long-lived assets	74	14	—	—	88

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

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

13. CONCENTRATION:

During the years ended December 31, 2004, 2003 and 2002, no customer accounted for 10% or more of the Company’s revenues. For the twelve months ended December 31, 2004, our largest three clients accounted for 19.3% of total revenues.

14. SUBSEQUENT EVENT:

On February 9, 2005, the Company declared a quarterly cash dividend of $0.08 per share on common stock payable on April 1, 2005 for stockholders of record on March 15, 2005.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

15. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	Quarter
2004	First	Second	Third	Fourth
Revenues	$5,043	$4,940	$4,934	$5,063
Income before income taxes	1,829	1,599	1,166	1,391
Net income	1,117	988	685	896
Basic earnings per common share	0.21	0.18	0.13	0.17
Diluted earnings per common share	0.21	0.18	0.13	0.16

	Quarter
2003	First	Second	Third	Fourth
Revenues	$5,012	$5,070	$5,290	$4,706
Income before income taxes	1,967	1,960	2,144	1,809
Net income	1,250	1,199	1,319	1,116
Basic earnings per common share	0.23	0.22	0.24	0.21
Diluted earnings per common share	0.23	0.22	0.24	0.21

Note: Quarterly numbers may not add to total year numbers due to rounding.