Form 10-Q
period 2005-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2005-04-26
CIK 1165002

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005.

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

Common Stock, $0.01 Par Value — 5,746,897 shares as of April 25, 2005.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2005 and December 31, 2004

(in thousands, except par value and share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,542	$720
Accounts receivable	2,019	1,832
Investments, at market value	16,845	18,632
Other current assets	364	414

Total current assets	20,770	21,598
Goodwill	2,302	2,302
Deferred income taxes	673	517
Property and equipment, net of accumulated depreciation of $317 and $250	1,787	1,860

Total assets	$25,532	$26,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$524	$629
Dividends payable	460	460
Compensation and benefits payable	764	2,703
Income taxes payable	452	—
Other current liabilities	6	17

Total current liabilities	2,206	3,809
Deferred rent	788	805

Total liabilities	2,994	4,614

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 5,746,897 shares at March 31, 2005; issued and outstanding 5,754,147 shares at December 31, 2004	58	58
Additional paid-in capital	16,897	16,962
Unamortized stock compensation	(4,296)	(4,821)
Retained earnings	9,879	9,464

Total stockholders’ equity	22,538	21,663

Total liabilities and stockholders’ equity	$25,532	$26,277

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2005	2004
REVENUES:
Advisory fees	$3,191	$3,420
Trust fees	1,703	1,452
Other revenues	188	171

Total revenues	5,082	5,043

EXPENSES:
Employee compensation and benefits	2,598	2,337
Sales and marketing	82	100
Information technology	185	172
Professional services	319	224
General and administrative	477	381

Total expenses	3,661	3,214

Income before income taxes	1,421	1,829
Provision for income taxes	546	712

Net income	$875	$1,117

Earnings per share:
Basic	$0.16	$0.21
Diluted	$0.16	$0.21

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Unamortized Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2005	5,754,147	$58	$16,962	$(4,821)	$9,464	$21,663
Net income					875	875
Cancellation of restricted stock	(7,500)	—	(140)	140		—
Dividends declared ($0.08 per share)					(460)	(460)
Amortization of stock compensation				385		385
Stock options vested			63			63
Tax benefit related to equity compensation			9			9
Stock options exercised	250	—	3			3

BALANCE, March 31, 2005	5,746,897	$58	$16,897	$(4,296)	$9,879	$22,538

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$875	$1,117
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	67	23
Unrealized gains on investments	(26)	(33)
Stock option expense	63	62
Restricted stock amortization	385	202
Deferred income taxes	(156)	(69)
Purchases of investments – trading securities	(870)	(2,122)
Sales of investments – trading securities	843	1,930
Change in operating assets and liabilities:
Increase in accounts receivable	(187)	(182)
Decrease in other assets	28	22
(Decrease) increase in accounts payable and accrued liabilities	(105)	177
Decrease in compensation and benefits payable	(1,939)	(2,038)
Increase in income taxes payable and decrease in prepaid taxes	484	810
Decrease in other liabilities	(1)	(9)

Net cash used in operating activities	(539)	(110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(392)	(706)
Sales of money market funds	2,232	2
Purchase of property and equipment	(22)	(59)

Net cash provided by (used in) investing activities	1,818	(763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3	—
Cash dividends	(460)	(167)

Net cash used in financing activities	(457)	(167)

NET INCREASE (DECREASE) IN CASH	822	(1,040)
Cash and cash equivalents, beginning of period	720	3,643

Cash and cash equivalents, end of period	$1,542	$2,603

Supplemental cash flow information:
Cash paid during the period for income taxes	$217	$(32)
Cancellation of restricted stock	(140)	(20)
Tax benefit allocated directly to equity	9	1

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2005, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or any future period.

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

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2005 and 2004, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors, as well as the dilutive impact of shares of the Company’s common stock that were held in the deferred compensation plan. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three months ended March 31,
	2005	2004
Net income	$875	$1,117

Weighted average shares outstanding – basic	5,414,889	5,398,619
Dilutive potential shares from stock options	40,192	18,818
Dilutive potential shares from restricted shares	112,690	11,932
Dilutive potential shares from deferred compensation plan	—	353

Weighted average shares outstanding – diluted	5,567,771	5,429,722

Earnings per share – basic	$0.16	$0.21
Earnings per share – diluted	$0.16	$0.21

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2005:
U.S. Government and Government agency obligations	$1,689	$5	$—	$1,694
Funds:
Money Market	13,995	—	—	13,995
Equity	1,005	151	—	1,156

Marketable securities	$16,689	$156	$—	$16,845

December 31, 2004:
U.S. Government and Government agency obligations	$1,639	$4	$—	$1,643
Funds:
Money Market	15,864	—	—	15,864
Equity	999	126	—	1,125

Marketable securities	$18,502	$130	$—	$18,632

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2005
Net revenues from external sources	$3,365	$1,717	$—	$—	$5,082
Net intersegment revenues	645	1	—	(646)	—
Income before income taxes	1,504	365	(448)	—	1,421
Segment assets	19,958	4,161	1,413	—	25,532
Segment goodwill	1,790	512	—	—	2,302

Three months ended March 31, 2004
Net revenues from external sources	$3,561	$1,457	$25	$—	$5,043
Net intersegment revenues	611	—	—	(611)	—
Income before income taxes	1,834	262	(267)	—	1,829
Segment assets	21,031	4,027	1,333	—	26,391
Segment goodwill	1,790	512	—	—	2,302

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Business—Forward-Looking Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. Such risks include, without limitation, risks related to poor investment performance of the assets managed by us; risks related to our inability to capitalize on the costs we have recently incurred and are continuing to incur to develop some new asset classes and otherwise broaden Westwood’s capabilities; risks related to some members of our management being critical to our success and our inability to attract and retain key employees, which could compromise our future success; risks related to some of our executive officers having substantial influence over our investment policies; risks related to the negative performance of the securities markets; risks related to our business being dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal and the related risk of losing any of our clients on very short notice; risks related to having a small number of clients account for a substantial portion of our business; risks related to any event that negatively affects the asset management industry; risk related to the substantial cost and time required to introduce new asset classes in our industry; risks related to our inability to successfully and timely expand our asset classes; risks related to our business being subject to pervasive regulation with attendant costs of compliance and serious consequences for violations; risks related to potential misuse of assets and information in the possession of our investment professionals and employees; risks related to acquisitions, which may be part of our long-term business strategy and involve inherent risks that could compromise the success of the combined business and dilute the holdings of our stockholders; risks related to various factors hindering our ability to declare and pay dividends; risks related to our business being vulnerable to systems failures; risks related to our potential inability to fund our capital requirements; risks related to the indemnification obligations contained in the tax separation agreement that we entered into with SWS and that neither party may be able to satisfy; and risks related to certain provisions in our charter documents discouraging a third party from acquiring control of us.

Overview

Westwood Holdings Group, Inc. (“Westwood”) manages investment assets and provides services for its clients through its two subsidiaries, Westwood Management Corp. (“Management”) and Westwood Trust (“Trust”). Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Trust. Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods ten years and longer, our principal asset classes have consistently ranked above the median in performance within their peer groups.

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

Assets Under Management

Assets under management increased $201 million, or 5.2%, to $4.1 billion at March 31, 2005, compared with $3.9 billion at March 31, 2004. Average assets under management for the first quarter of 2005 were $4.0 billion compared to $3.9 billion for the first quarter of 2004, an increase of 3.1%. The increase in period ending assets under management was principally attributable to market appreciation of assets under management and asset inflows from new clients, partially offset by the withdrawal of assets by certain clients. The following table sets forth Management’s and Trust’s assets under management as of March 31, 2005 and March 31, 2004:

	As of March 31, (1) (in millions)		% Change
	2005	2004	March 31, 2005 vs. March 31, 2004
Westwood Management Corp.
Separate Accounts	$1,824	$1,780	2.5%
Subadvisory	638	633	0.8
Westwood Funds	359	405	(11.4)
Managed Accounts	173	154	12.3

Total	2,994	2,972	0.7

Westwood Trust
Commingled Funds	905	772	17.2
Private Accounts	138	82	68.3
Agency/Custody Accounts	45	55	(18.2)

Total	1,088	909	19.7

Total Assets Under Management	$4,082	$3,881	5.2%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $195 million and $168 million as of March 31, 2005 and 2004, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

Management. In the preceding table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement accounts, Taft Hartley plans, endowments, foundations and individuals. “Subadvisory” represents relationships where Management provides investment management services for funds offered by other financial institutions. “Westwood Funds” represent the family of mutual funds for which Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Management’s products to their customers.

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

Results of Operations

The following table and discussion of our results of operations for the three months ended March 31, 2005 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three months ended March 31,		% Change Three months ended March 31, 2005 vs. March 31, 2004
	2005	2004
Revenues
Advisory fees	$3,191	$3,420	(6.7)%
Trust fees	1,703	1,452	17.3
Other revenues	188	171	9.9

Total revenues	5,082	5,043	0.8

Expenses
Employee compensation and benefits	2,598	2,337	11.2
Sales and marketing	82	100	(18.0)
Information technology	185	172	7.6
Professional services	319	224	42.4
General and administrative	477	381	25.2

Total expenses	3,661	3,214	13.9

Income before income taxes	1,421	1,829	(22.3)
Provision for income tax expense	546	712	(23.3)

Net income	$875	$1,117	(21.7)%

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Total Revenues. Our total revenues increased by 0.8% to $5.1 million for the three months ended March 31, 2005 compared with $5.0 million for the three months ended March 31, 2004. Advisory fees decreased by 6.7% to $3.2 million for the three months ended March 31, 2005 compared with $3.4 million for the three months ended March 31, 2004, primarily as a result of decreased average assets under management by Management due to the withdrawal of assets by certain clients. These withdrawals were offset to some extent by market appreciation of assets under management and inflows from new clients. Trust fees increased by 17.3% to $1.7 million for the three months ended March 31, 2005 compared with $1.5 million for the three months ended March 31, 2004, primarily due to increased average assets under management by Trust due to inflows from new clients and market appreciation of assets. Other revenues, which generally consist of interest and investment income and consulting fees, increased by 9.9% to $188,000 for the three months ended March 31, 2005 compared with $171,000 for the three months ended March 31, 2004. Other revenues increased primarily as a result of increased interest and dividends from the Company’s investments. These increases were partially offset by a $29,000 decrease in consulting income due to decreased assets under management in the Westwood Funds and a slight decrease in mark to market recorded on the Company’s investments in the 2005 period due primarily to the termination in 2004 of the Company’s deferred compensation plan.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 11.2% to $2.6 million for the three months ended March 31, 2005 compared with $2.3 million for the three months ended March 31, 2004. This increase resulted primarily from increased restricted stock expense of approximately $385,000 due to additional restricted stock grants in July 2004 compared to an expense of approximately $202,000 in the first quarter of 2004, a $65,000 profit sharing contribution in the 2005 period that did not occur in 2004, and increased salary expense due to increased headcount. We had 45 full-time employees as of March 31, 2005 compared to 44 full-time employees as of March 31, 2004. These increases were partially offset by lower incentive compensation expense and lower deferred compensation expense. The deferred compensation plan was terminated in 2004.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct and consultant marketing and advertising costs. Sales and marketing costs decreased by 18.0% to $82,000 for the three months ended March 31, 2005 compared with $100,000 for the three months ended March 31, 2004. The decrease is primarily the result of decreased direct marketing, travel and entertainment costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology costs increased by 7.6% to $185,000 for the three months ended March 31, 2005 compared with $172,000 for the three months ended March 31, 2004. The increase is primarily due to increased depreciation from new computing equipment and increased software costs for applications not in place in the prior year period. These increases were partially offset by lower costs associated with investment research tools and reduced equipment leasing costs.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 42.4% to $319,000 for the three months ended March 31, 2005 compared with $224,000 for the three months ended March 31, 2004. The increase is primarily the result of professional fees related to Sarbanes-Oxley compliance and higher advisory fees paid to external subadvisors due to the engagement of a subadvisor in the second quarter of 2004 to manage growth portfolios at Westwood Trust and increased assets under management in international and high yield common trust funds sponsored by Westwood Trust. These increases were partially offset by a decrease in legal expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 25.2% to $477,000 for the three months ended March 31, 2005 compared with $381,000 for the three months ended March 31, 2004. The increase is primarily due to increased rent expense, higher depreciation expense due to fixed asset purchases related to the Company’s new office space, other costs of furnishing the office space and increased custody expense.

Provision for Income Tax Expense. Provision for income tax expense decreased by 23.3% to $546,000 for the three months ended March 31, 2005 compared with $712,000 for the three months ended March 31, 2004. The effective tax rate was 38.4% and 38.9% for the three months ended March 31, 2005 and March 31, 2004, respectively.

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2005, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2005, cash flow used in operating activities, principally our investment advisory business, was $539,000. At March 31, 2005, we had working capital of $18.6 million. Cash flow provided by investing activities during the three months ended March 31, 2005 was $1.8 million, primarily related to the sale of money market funds in order to fund the Company’s annual incentive compensation payments and expenses. Cash flow used in financing activities during the three months ended March 31, 2005 of $457,000 was primarily due to cash dividends paid.

We had cash and investments, net of dividends payable, of $17.9 million at March 31, 2005, compared to $19.4 million at December 31, 2004. Dividends payable were $460,000 as of March 31, 2005 and December 31, 2004, respectively. We had no liabilities for borrowed money at March 31, 2005.

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

Contractual Obligations

There have been no significant changes in the Company’s contractual obligations since December 31, 2004.

Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that amends the compliance date for the Financial Accounting Standards Board’s (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), which requires public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. The standard requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The SEC rule requires adoption of the revised statement for the Company’s fiscal year beginning January 1, 2006 instead of the Company’s third quarter beginning July 1, 2005, as described in SFAS No. 123 (R). We have commenced our analysis of the impact of SFAS No. 123 (R) and will adopt the provisions of SFAS No. 123 (R) by the January 1, 2006 deadline. The Company has applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares it has issued. The Company expects SFAS 123 (R) to have an impact on its financial statements, but has not determined the extent of the impact.

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates since December 31, 2004.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2		Certification of President and Chief Operating Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2005	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Susan M. Byrne
Susan M. Byrne
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Operating Officer
(Principal Financial and Accounting Officer)