Form 10-Q
period 2005-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2005-07-26
CIK 1165002

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2005.

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

Common Stock, $0.01 Par Value — 5,766,022 shares as of July 25, 2005.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 and December 31, 2004

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,656	$720
Accounts receivable	1,966	1,832
Investments, at market value	18,532	18,632
Other current assets	221	414

Total current assets	22,375	21,598
Goodwill	2,302	2,302
Deferred income taxes	818	517
Property and equipment, net of accumulated depreciation of $385 and $250	1,723	1,860

Total assets	$27,218	$26,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$612	$629
Dividends payable	461	460
Compensation and benefits payable	1,577	2,703
Income taxes payable	87	—
Other current liabilities	6	17

Total current liabilities	2,743	3,809
Deferred rent	815	805

Total liabilities	3,558	4,614

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 5,759,397 shares at June 30, 2005; issued and outstanding 5,754,147 shares at December 31, 2004	58	58
Additional paid-in capital	17,128	16,962
Unamortized stock compensation	(3,881)	(4,821)
Retained earnings	10,355	9,464

Total stockholders’ equity	23,660	21,663

Total liabilities and stockholders’ equity	$27,218	$26,277

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
REVENUES:
Advisory fees	$3,309	$3,249	$6,500	$6,669
Trust fees	1,668	1,442	3,371	2,894
Other revenues	276	249	464	420

Total revenues	5,253	4,940	10,335	9,983

EXPENSES:
Employee compensation and benefits	2,681	2,347	5,279	4,684
Sales and marketing	145	148	227	248
Information technology	192	160	377	332
Professional services	274	247	593	471
General and administrative	435	439	912	820

Total expenses	3,727	3,341	7,388	6,555

Income before income taxes	1,526	1,599	2,947	3,428
Provision for income taxes	589	611	1,135	1,323

Net income	$937	$988	$1,812	$2,105

Earnings per share:
Basic	$0.17	$0.18	$0.33	$0.39
Diluted	$0.17	$0.18	$0.32	$0.39

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Unamortized Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2005	5,754,147	$58	$16,962	$(4,821)	$9,464	$21,663
Net income					1,812	1,812
Cancellation of restricted stock	(7,500)	—	(140)	140		—
Dividends declared ($0.16 per share)					(921)	(921)
Amortization of stock compensation				800		800
Stock options vested			125			125
Tax benefit related to equity compensation			16			16
Stock options exercised	12,750	—	165			165

BALANCE, June 30, 2005	5,759,397	$58	$17,128	$(3,881)	$10,355	$23,660

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,812	$2,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	135	60
Unrealized gains on investments	(99)	(96)
Loss on sale of property and equipment	—	4
Stock option expense	125	124
Restricted stock amortization	800	405
Deferred income taxes	(301)	90
Purchases of investments – trading securities	(2,908)	(6,398)
Sales of investments – trading securities	2,856	3,874
Change in operating assets and liabilities:
Increase in accounts receivable	(134)	(268)
Decrease in other assets	170	119
(Decrease) increase in accounts payable and accrued liabilities	(17)	787
Decrease in compensation and benefits payable	(1,126)	(1,237)
Increase (decrease) in income taxes payable and decrease (increase) in prepaid taxes	126	(554)
Increase (decrease) in other liabilities	53	(51)

Net cash provided by (used in) operating activities	1,492	(1,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds	(1,982)	(3,460)
Sales of money market funds	2,233	3,233
Purchase of property and equipment	(52)	(992)
Sale of property and equipment	—	25

Net cash provided by (used in) investing activities	199	(1,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock	—	1
Proceeds from exercise of stock options	165	—
Cash dividends	(920)	(389)

Net cash used in financing activities	(755)	(388)

NET INCREASE (DECREASE) IN CASH	936	(2,618)
Cash and cash equivalents, beginning of period	720	3,643

Cash and cash equivalents, end of period	$1,656	$1,025

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,310	$1,787
Cancellation of restricted stock	(140)	(20)
Tax benefit allocated directly to equity	16	4
Assets acquired by recording liabilities	—	827

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2005, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or any future period.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined by the Company using available information. The fair value amounts discussed in Note 3 are not necessarily indicative of either the amounts the Company would realize upon disposition of these instruments or the Company’s intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, primarily money market accounts, equals their fair value, which is equal to the net asset value of the shares held as reported by the fund. The market values of the Company’s money market holdings generally do not fluctuate.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2005 and 2004, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors, as well as the dilutive impact of shares of the Company’s common stock that were held in the deferred compensation plan. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$937	$988	$1,812	$2,105

Weighted average shares outstanding – basic	5,422,040	5,398,654	5,418,484	5,398,637
Dilutive potential shares from stock options	34,951	23,902	39,089	23,141
Dilutive potential shares from restricted shares	111,757	25,102	123,168	24,445
Dilutive potential shares from deferred compensation plan	—	302	—	302

Weighted average shares outstanding – diluted	5,568,748	5,447,960	5,580,741	5,446,525

Earnings per share – basic	$0.17	$0.18	$0.33	$0.39
Earnings per share – diluted	$0.17	$0.18	$0.32	$0.39

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2005:
U.S. Government and Government agency obligations	$1,693	$—	$—	$1,693
Funds:
Money Market	14,866	—	—	14,866
Equity	1,749	224	—	1,973

Marketable securities	$18,308	$224	$—	$18,532

December 31, 2004:
U.S. Government and Government agency obligations	$1,639	$4	$—	$1,643
Funds:
Money Market	15,864	—	—	15,864
Equity	999	126	—	1,125

Marketable securities	$18,502	$130	$—	$18,632

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4. EQUITY:

On April 26, 2005, the Company declared a quarterly cash dividend of $0.08 per share on common stock payable on July 1, 2005 for stockholders of record on June 15, 2005.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2005
Net revenues from external sources	$3,564	$1,689	$—	$—	$5,253
Net intersegment revenues	701	2	—	(703)	—
Income before income taxes	1,712	291	(477)	—	1,526
Segment assets	21,291	4,208	1,719	—	27,218
Segment goodwill	1,790	512	—	—	2,302

Three months ended June 30, 2004
Net revenues from external sources	$3,486	$1,449	$5	$—	$4,940
Net intersegment revenues	579	4	—	(583)	—
Income before income taxes	1,663	208	(272)	—	1,599
Segment assets	22,714	4,168	1,459	—	28,341
Segment goodwill	1,790	512	—	—	2,302

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Six months ended June 30, 2005
Net revenues from external sources	$6,929	$3,406	$—	$—	$10,335
Net intersegment revenues	1,346	3	—	(1,349)	—
Income before income taxes	3,216	656	(925)	—	2,947
Segment assets	21,291	4,208	1,719	—	27,218
Segment goodwill	1,790	512	—	—	2,302

Six months ended June 30, 2004
Net revenues from external sources	$7,047	$2,906	$30	$—	$9,983
Net intersegment revenues	1,190	4	—	(1,194)	—
Income before income taxes	3,497	470	(539)	—	3,428
Segment assets	22,714	4,168	1,459	—	28,341
Segment goodwill	1,790	512	—	—	2,302

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

Assets Under Management

Assets under management increased $436 million, or 11.3%, to $4.3 billion at June 30, 2005, compared with $3.8 billion at June 30, 2004. Average assets under management for the first half of 2005 were $4.2 billion compared to $3.9 billion for the first half of 2004, an increase of 8.2%. The increase in period ending assets under management was principally attributable to market appreciation of assets under management and asset inflows from new clients, partially offset by the withdrawal of assets by certain clients. The following table sets forth Management’s and Trust’s assets under management as of June 30, 2005 and June 30, 2004:

	As of June 30, (1) (in millions)		% Change
	2005	2004	June 30, 2005 vs. June 30, 2004
Westwood Management Corp.
Separate Accounts	$1,972	$1,767	11.6%
Subadvisory	655	645	1.6
Westwood Funds	358	367	(2.5)
Managed Accounts	158	153	3.3

Total	3,143	2,932	7.2

Westwood Trust
Commingled Funds	941	773	21.7
Private Accounts	149	87	71.3
Agency/Custody Accounts	48	53	(9.4)

Total	1,138	913	24.6

Total Assets Under Management	$4,281	$3,845	11.3%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $166 million and $188 million as of June 30, 2005 and 2004, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and six months ended June 30, 2005 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three months ended June 30,		Six months ended June 30,		% Change
					Three months ended June 30, 2005 vs. June 30, 2004	Six months ended June 30, 2005 vs. June 30, 2004

	2005	2004	2005	2004
Revenues
Advisory fees	$3,309	$3,249	$6,500	$6,669	1.8%	(2.5)%
Trust fees	1,668	1,442	3,371	2,894	15.7	16.5
Other revenues	276	249	464	420	10.8	10.5

Total revenues	5,253	4,940	10,335	9,983	6.3	3.5

Expenses
Employee compensation and benefits	2,681	2,347	5,279	4,684	14.2	12.7
Sales and marketing	145	148	227	248	(2.0)	(8.5)
Information technology	192	160	377	332	20.0	13.6
Professional services	274	247	593	471	10.9	25.9
General and administrative	435	439	912	820	(0.9)	11.2

Total expenses	3,727	3,341	7,388	6,555	11.6	12.7

Income before income taxes	1,526	1,599	2,947	3,428	(4.6)	(14.0)
Provision for income taxes	589	611	1,135	1,323	(3.6)	(14.2)

Net income	$937	$988	$1,812	$2,105	(5.2)%	(13.9)%

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Total Revenues. Our total revenues increased by 6.3% to $5.3 million for the three months ended June 30, 2005 compared with $4.9 million for the three months ended June 30, 2004. Advisory fees increased by 1.8% to $3.3 million for the three months ended June 30, 2005 compared with $3.2 million for the three months ended June 30, 2004, primarily as a result of increased average assets under management by Management due to market appreciation of assets under management and inflows from new clients. These increases were offset somewhat by the withdrawal of assets by certain clients. Trust fees increased by 15.7% to $1.7 million for the three months ended June 30, 2005 compared with $1.4 million for the three months ended June 30, 2004, primarily due to increased average assets under management by Trust due to inflows from new and existing clients and market appreciation of assets. Other revenues, which generally consist of interest and investment income and consulting fees, increased by 10.8% to $276,000 for the three months ended June 30, 2005 compared with $249,000 for the three months ended June 30, 2004. Other revenues increased primarily as a result of increased interest and dividends from the Company’s investments and increased mark to market recorded on those investments. These increases were partially offset by a $32,000 decrease in realized gains related to the Company’s investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 14.2% to $2.7 million for the three months ended June 30, 2005 compared with $2.3 million for the three months ended June 30, 2004. This increase resulted primarily from increased restricted stock expense of approximately $415,000 due to additional restricted stock grants in July 2004 compared to an expense of approximately $203,000 in the second quarter of 2004, increased salary expense due to increased headcount and salary increases and a $65,000 profit sharing contribution in the 2005 period that did not occur in the 2004 period. We had 45 full-time employees as of June 30, 2005 compared to 44 full-time employees as of June 30, 2004. These increases were partially offset by lower incentive compensation expense and the absence of deferred compensation expense in 2005. The deferred compensation plan was terminated in the fourth quarter of 2004.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct and consultant marketing and advertising costs. Sales and marketing costs decreased by 2.0% to $145,000 for the three months ended June 30, 2005 compared with $148,000 for the three months ended June 30, 2004. The decrease is primarily the result of decreased travel and entertainment costs, offset in part by an increase in direct marketing activities.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology costs increased by 20.0% to $192,000 for the three months ended June 30, 2005 compared with $160,000 for the three months ended June 30, 2004. The increase is primarily due to increased software costs for applications not in place in the prior year period, including a new customer relationship management (“CRM”) system, the costs of deploying new computing equipment and increased depreciation from new computing equipment. These increases were partially offset by reduced equipment leasing costs.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 10.9% to $274,000 for the three months ended June 30, 2005 compared with $247,000 for the three months ended June 30, 2004. The increase is primarily the result of professional fees related to Sarbanes-Oxley compliance due to a lower accrual rate for such fees in the first half of 2004, an increase in external audit fees and higher advisory fees paid to external subadvisors due to increased assets under management in international equity common trust funds sponsored by Westwood Trust. These increases were partially offset by a decrease in legal expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses decreased by 0.9% to $435,000 for the three months ended June 30, 2005 compared with $439,000 for the three months ended June 30, 2004. The decrease is primarily due to prior year period costs related to the Company’s move to new office space. These decreases were offset, in part, by higher depreciation expense due to fixed asset purchases and increased rent expense related to the Company’s new office space.

Provision for Income Tax Expense. Provision for income tax expense decreased by 3.6% to $589,000 for the three months ended June 30, 2005 compared with $611,000 for the three months ended June 30, 2004. The effective tax rate was 38.6% and 38.2% for the three months ended June 30, 2005 and June 30, 2004, respectively.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Total Revenues. Our total revenues increased by 3.5% to $10.3 million for the six months ended June 30, 2005 compared with $10.0 million for the six months ended June 30, 2004. Advisory fees decreased by 2.5% to $6.5 million for the six months ended June 30, 2005 compared with $6.7 million for the six months ended June 30, 2004, primarily as a result of a lower average fee partially offset by increased average assets under management by Management due to market appreciation of assets under management and inflows from new clients. Trust fees increased by 16.5% to $3.4 million for the six months ended June 30, 2005 compared with $2.9 million for the six months ended June 30, 2004, primarily due to increased average assets under management by Trust due to inflows from new and existing clients and market appreciation of assets. Other revenues increased by 10.5% to $464,000 for the six months ended June 30, 2005 compared with $420,000 for the six months ended June 30, 2004. Other revenues increased primarily as a result of increased interest and dividends from the Company’s investments. These increases were partially offset by a decrease in the amount of gains realized on the sale of the Company’s investments and a $28,000 decrease in consulting income due to decreased assets under management in the Westwood Funds.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 12.7% to $5.3 million for the six months ended June 30, 2005 compared with $4.7 million for the six months ended June 30, 2004. This increase resulted primarily from increased restricted stock expense of approximately $800,000 due to additional restricted stock grants in July 2004 compared to an expense of approximately $405,000 in the first two quarters of 2004, increased salary expense due to increased headcount and salary increases, a $130,000 profit sharing contribution in the 2005 period that did not occur in the 2004 period, and increases in other employee benefits. These increases were partially offset by lower incentive compensation expense and the absence of deferred compensation expense in 2005.

Sales and Marketing. Sales and marketing costs decreased by 8.5% to $227,000 for the six months ended June 30, 2005 compared with $248,000 for the six months ended June 30, 2004. The decrease is primarily the result of decreased travel, direct marketing and advertising costs.

Information Technology. Information technology costs increased by 13.6% to $377,000 for the six months ended June 30, 2005 compared with $332,000 for the six months ended June 30, 2004. The increase is primarily due to increased software costs for applications not in place in the prior year period including a new CRM system, increased depreciation from new computing equipment and increased network maintenance costs. These increases were partially offset by lower costs associated with equipment leasing and investment research tools.

Professional Services. Professional services expenses increased by 25.9% to $593,000 for the six months ended June 30, 2005 compared with $471,000 for the six months ended June 30, 2004. The increase is primarily the result of higher advisory fees paid to external subadvisors due to the engagement of a subadvisor in the second quarter of 2004 to manage growth portfolios at Westwood Trust and increased assets under management in international equity and high yield bond common trust funds sponsored by Westwood Trust, increased fees related to Sarbanes-Oxley compliance due to a lower accrual rate for such fees in the first half of 2004 and an increase in external audit fees. These increases were partially offset by a decrease in legal and tax compliance expenses.

General and Administrative. General and administrative expenses increased by 11.2% to $912,000 for the six months ended June 30, 2005 compared with $820,000 for the six months ended June 30, 2004. The increase is primarily due to increased rent expense, higher depreciation expense due to fixed asset purchases related to the Company’s new office space, and increased custody expense. These increases were partially offset by a decrease in charitable contributions and costs incurred in the prior year period related to the Company’s move to new office space.

Provision for Income Tax Expense. Provision for income tax expense decreased by 14.2% to $1.1 million for the six months ended June 30, 2005 compared with $1.3 million for the six months ended June 30, 2004. The effective tax rate was 38.5% and 38.6% for the six months ended June 30, 2005 and June 30, 2004, respectively.

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2005, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2005, cash flow provided by operating activities, principally our investment advisory business, was $1.5 million. At June 30, 2005, we had working capital of $19.6 million. Cash flow provided by investing activities during the six months ended June 30, 2005 was $199,000. Cash flow used in financing activities during the six months ended June 30, 2005 of $755,000 was primarily due to cash dividends paid.

We had cash and investments, net of dividends payable, of $19.7 million at June 30, 2005, compared to $18.9 million at December 31, 2004. Dividends payable were $461,000 and $460,000 as of June 30, 2005 and December 31, 2004, respectively. We had no liabilities for borrowed money at June 30, 2005.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Westwood Holdings Group, Inc. was held on April 28, 2005 in Dallas, Texas, for the purpose of considering and acting upon the following:

(a)	Election of Directors. The stockholders elected the following directors to hold office until the next annual meeting or until their respective successors shall have been duly elected and qualified.

Nominee	For	Withheld
Susan M. Byrne	5,579,098	7,957
Brian O. Casey	5,578,889	8,166
Tom C. Davis	5,571,469	15,586
Frederick R. Meyer	5,570,864	16,191
Jon L. Mosle, Jr.	5,569,988	17,067
Leonard Riggs, Jr., M.D.	5,578,779	8,276
Raymond E. Wooldridge	5,571,026	16,029

(b)	The ratification of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2005.

For	Against	Abstain
5,582,866	2,063	2,127

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of President and Chief Operating Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2005	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Susan M. Byrne
Susan M. Byrne
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Operating Officer
(Principal Financial and Accounting Officer)