Form 10-Q
period 2005-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2005-10-25
CIK 1165002

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value — 5,985,897 shares as of October 24, 2005.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2005 and December 31, 2004

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$5,904	$720
Accounts receivable	2,252	1,832
Investments, at market value	16,089	18,632
Other current assets	408	414

Total current assets	24,653	21,598
Goodwill	2,302	2,302
Deferred income taxes	570	517
Property and equipment, net of accumulated depreciation of $454 and $250	1,635	1,860

Total assets	$29,160	$26,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$721	$629
Dividends payable	5,028	460
Compensation and benefits payable	1,984	2,703
Income taxes payable	185	—
Other current liabilities	7	17

Total current liabilities	7,925	3,809
Deferred rent	839	805

Total liabilities	8,764	4,614

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 5,985,897 shares at September 30, 2005; issued and outstanding 5,754,147 shares at December 31, 2004	60	58
Additional paid-in capital	21,425	16,962
Unamortized stock compensation	(7,230)	(4,821)
Retained earnings	6,141	9,464

Total stockholders’ equity	20,396	21,663

Total liabilities and stockholders’ equity	$29,160	$26,277

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
REVENUES:
Advisory fees	$3,466	$3,171	$9,966	$9,840
Trust fees	1,773	1,430	5,144	4,324
Other revenues	315	333	779	753

Total revenues	5,554	4,934	15,889	14,917

EXPENSES:
Employee compensation and benefits	3,049	2,657	8,328	7,341
Sales and marketing	110	113	337	361
Information technology	199	172	576	504
Professional services	315	376	908	847
General and administrative	448	450	1,360	1,270

Total expenses	4,121	3,768	11,509	10,323

Income before income taxes	1,433	1,166	4,380	4,594
Provision for income taxes	619	481	1,754	1,804

Net income	$814	$685	$2,626	$2,790

Earnings per share:
Basic	$0.15	$0.13	$0.48	$0.52
Diluted	$0.15	$0.13	$0.48	$0.51

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Unamortized Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2005	5,754,147	$58	$16,962	$(4,821)	$9,464	$21,663
Net income					2,626	2,626
Issuance of restricted stock	211,500	2	3,864	(3,866)		—
Dividends declared ($1.00 per share)					(5,949)	(5,949)
Amortization of stock compensation				1,457		1,457
Stock options vested			188			188
Tax benefit related to equity compensation			150			150
Stock options exercised	20,250	—	261			261

BALANCE, September 30, 2005	5,985,897	$60	$21,425	$(7,230)	$6,141	$20,396

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,626	$2,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	125
Unrealized gains on investments	(132)	(187)
Loss on sale of property and equipment	—	3
Stock option expense	188	187
Restricted stock amortization	1,457	831
Deferred income taxes	(53)	(200)
Purchases of investments – trading securities	(4,286)	(13,601)
Sales of investments – trading securities	4,118	10,997
Change in operating assets and liabilities:
Increase in accounts receivable	(420)	(68)
Increase in other current assets	(19)	(16)
Increase in accounts payable and accrued liabilities	92	487
Decrease in compensation and benefits payable	(719)	(464)
Increase (decrease) in income taxes payable and decrease (increase) in prepaid taxes	358	(131)
Increase in other liabilities	105	51

Net cash provided by operating activities	3,518	804

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(3,125)	(20,250)
Sales of money market funds – available for sale	5,968	22,670
Purchase of property and equipment	(57)	(1,127)
Sale of property and equipment	—	27

Net cash provided by investing activities	2,786	1,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock	—	1
Proceeds from exercise of stock options	261	144
Cash dividends	(1,381)	(611)

Net cash used in financing activities	(1,120)	(466)

NET INCREASE IN CASH	5,184	1,658
Cash and cash equivalents, beginning of period	720	3,643

Cash and cash equivalents, end of period	$5,904	$5,301

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,448	$2,135
Issuance of restricted stock	3,866	3,499
Tax benefit allocated directly to equity	150	148
Assets acquired by recording liabilities	—	755

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2005, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or any future period.

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

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS 142 the Company discontinued its amortization of goodwill. During the third quarter of 2005, the Company completed its annual impairment assessment as required by SFAS 142. No impairment loss was required. The Company performs its annual impairment assessment as of July 1.

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

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2005 and 2004, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors, as well as the dilutive impact of shares of the Company’s common stock that were held in the deferred compensation plan. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$814	$685	$2,626	$2,790

Weighted average shares outstanding – basic	5,505,060	5,408,583	5,447,660	5,401,976
Dilutive potential shares from stock options	39,054	32,473	41,156	28,843
Dilutive potential shares from restricted shares	28,901	—	—	—
Dilutive potential shares from deferred compensation plan	—	302	—	302

Weighted average shares outstanding – diluted	5,573,015	5,441,358	5,488,816	5,431,121

Earnings per share – basic	$0.15	$0.13	$0.48	$0.52
Earnings per share – diluted	$0.15	$0.13	$0.48	$0.51

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2005:
U.S. Government and Government agency obligations	$1,691	$—	$—	$1,691
Funds:
Money Market	12,707	—	—	12,707
Equity	1,434	257	—	1,691

Marketable securities	$15,832	$257	$—	$16,089

December 31, 2004:
U.S. Government and Government agency obligations	$1,639	$4	$—	$1,643
Funds:
Money Market	15,864	—	—	15,864
Equity	999	126	—	1,125

Marketable securities	$18,502	$130	$—	$18,632

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4. EQUITY:

On July 26, 2005, the Company declared a special cash dividend of $0.75 per common share as well as a quarterly cash dividend of $0.09 per common share payable on October 3, 2005 to stockholders of record on September 15, 2005.

On July 26, 2005, under the Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, the Company granted restricted stock to certain key employees as well as non-employee directors of the Company representing an aggregate of 219,000 shares of Westwood common stock. The restricted stock will vest over a period of approximately four years for employees and one year for non-employee directors. The Company records compensation cost for restricted stock grants based on the fair market value of its common stock at the date of grant and amortizes this cost over the applicable vesting period. The weighted-average grant-date fair value of all restricted shares issued in the first nine months of 2005, net of forfeitures, was $18.28 per share. For the nine months ended September 30, 2005, the Company recorded compensation expense related to restricted stock of approximately $1,457,000. Unamortized stock compensation is shown as a separate component of stockholders’ equity.

On April 26, 2005, the Company declared a quarterly cash dividend of $0.08 per share on common stock payable on July 1, 2005 to stockholders of record on June 15, 2005.

On February 9, 2005, the Company declared a quarterly cash dividend of $0.08 per share on common stock payable on April 1, 2005 to stockholders of record on March 15, 2005.

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

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2005
Net revenues from external sources	$3,758	$1,796	$—	$—	$5,554
Net intersegment revenues	708	1	—	(709)	—
Income before income taxes	1,802	350	(719)	—	1,433
Segment assets	18,862	4,483	5,815	—	29,160
Segment goodwill	1,790	512	—	—	2,302

Three months ended September 30, 2004
Net revenues from external sources	$3,455	$1,474	$5	$—	$4,934
Net intersegment revenues	575	2	—	(577)	—
Income before income taxes	1,538	187	(559)	—	1,166
Segment assets	19,991	3,875	6,411	—	30,277
Segment goodwill	1,790	512	—	—	2,302

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Nine months ended September 30, 2005
Net revenues from external sources	$10,687	$5,202	$—	$—	$15,889
Net intersegment revenues	2,054	4	—	(2,058)	—
Income before income taxes	5,018	1,006	(1,644)	—	4,380
Segment assets	18,862	4,483	5,815	—	29,160
Segment goodwill	1,790	512	—	—	2,302

Nine months ended September 30, 2004
Net revenues from external sources	$10,502	$4,380	$35	$—	$14,917
Net intersegment revenues	1,765	6	—	(1,771)	—
Income before income taxes	5,035	657	(1,098)	—	4,594
Segment assets	19,991	3,875	6,411	—	30,277
Segment goodwill	1,790	512	—	—	2,302

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

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages its clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter, quarterly in arrears based on the assets under management on the last day of the current quarter, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered.

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

Assets Under Management

Assets under management increased $773 million, or 20.4%, to $4.6 billion at September 30, 2005, compared with $3.8 billion at September 30, 2004. Average assets under management for the third quarter of 2005 were $4.4 billion compared to $3.8 billion for the third quarter of 2004, an increase of 15.9%. The increase in period ending assets under management was principally attributable to market appreciation of assets under management and asset inflows from new clients, partially offset by the withdrawal of assets by certain clients. The following table sets forth Management’s and Trust’s assets under management as of September 30, 2005 and September 30, 2004:

	As of September 30, (1) (in millions)		% Change
	2005	2004	September 30, 2005 vs. September 30, 2004
Westwood Management Corp.
Separate Accounts	$2,045	$1,794	14.0%
Subadvisory	702	542	29.5
Westwood Funds	369	365	1.1
Managed Accounts	220	154	42.9

Total	3,336	2,855	16.8

Westwood Trust
Commingled Funds	1,005	782	28.5
Private Accounts	169	94	79.8
Agency/Custody Accounts	45	51	(11.8)

Total	1,219	927	31.5

Total Assets Under Management	$4,555	$3,782	20.4%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $164 million and $202 million as of September 30, 2005 and 2004, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2005 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2005 vs. September 30, 2004	Nine months ended September 30, 2005 vs. September 30, 2004
	2005	2004	2005	2004
Revenues
Advisory fees	$3,466	$3,171	$9,966	$9,840	9.3%	1.3%
Trust fees	1,773	1,430	5,144	4,324	24.0	19.0
Other revenues	315	333	779	753	(5.4)	3.5

Total revenues	5,554	4,934	15,889	14,917	12.6	6.5

Expenses
Employee compensation and benefits	3,049	2,657	8,328	7,341	14.8	13.4
Sales and marketing	110	113	337	361	(2.7)	(6.6)
Information technology	199	172	576	504	15.7	14.3
Professional services	315	376	908	847	(16.2)	7.2
General and administrative	448	450	1,360	1,270	(0.4)	7.1

Total expenses	4,121	3,768	11,509	10,323	9.4	11.5

Income before income taxes	1,433	1,166	4,380	4,594	22.9	(4.7)
Provision for income taxes	619	481	1,754	1,804	28.7	(2.8)

Net income	$814	$685	$2,626	$2,790	18.8%	(5.9)%

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Total Revenues. Our total revenues increased by 12.6% to $5.6 million for the three months ended September 30, 2005 compared with $4.9 million for the three months ended September 30, 2004. Advisory fees increased by 9.3% to $3.5 million for the three months ended September 30, 2005 compared with $3.2 million for the three months ended September 30, 2004, primarily as a result of increased average assets under management by Westwood Management due to inflows from new clients and market appreciation of assets. These increases were offset somewhat by the withdrawal of assets by certain clients. Trust fees increased by 24.0% to $1.8 million for the three months ended September 30, 2005 compared with $1.4 million for the three months ended September 30, 2004, primarily as a result of increased average assets under management by Westwood Trust due to inflows from new and existing clients and market appreciation of assets, offset in part by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income and consulting fees, decreased by 5.4% to $315,000 for the three months ended September 30, 2005 compared with $333,000 for the three months ended September 30, 2004. Other revenues decreased primarily as a result of decreased mark to market value recorded on the Company’s investments, a non-recurring income item in the prior year quarter and decreased consulting revenue resulting from an expense accrual adjustment related to the administration of the Westwood Funds by Gabelli Advisers, Inc. These increases were partially offset by increased interest and dividends from the Company’s investments and a $48,000 increase in realized gains from the Company’s investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 14.8% to $3.0 million for the three months ended September 30, 2005 compared with $2.7 million for the three months ended September 30, 2004. This increase resulted primarily from an increase of approximately $231,000 in restricted stock expense due to additional restricted stock grants in July 2005, increased incentive compensation expense, increased salary expense due to increased headcount and salary increases for certain employees as well as increased employee health insurance expense. We had 47 full-time employees as of September 30, 2005 compared to 44 full-time employees as of September 30, 2004. These expense increases were partially offset by the absence of deferred compensation expense in the 2005 third quarter as the deferred compensation plan was terminated in the fourth quarter of 2004. Also, profit sharing expense was lower in the 2005 third quarter as the profit sharing accrual was initiated in the 2004 third quarter with an accrual that was equal to approximately half of the full year 2004 accrual.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct and consultant marketing and advertising costs. Sales and marketing costs decreased by 2.7% to $110,000 for the three months ended September 30, 2005 compared with $113,000 for the three months ended September 30, 2004. The decrease is primarily the result of decreased travel and advertising costs, offset in part by an increase in entertainment expense.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology costs increased by 15.7% to $199,000 for the three months ended September 30, 2005 compared with $172,000 for the three months ended September 30, 2004. The increase is primarily due to the costs of deploying new computing equipment and other system maintenance activities, increased software costs for applications not in place in the prior year period, including a new customer relationship management (“CRM”) system and increased depreciation from new computing equipment. These increases were partially offset by reduced equipment leasing costs due to lease expirations.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses decreased by 16.2% to $315,000 for the three months ended September 30, 2005 compared with $376,000 for the three months ended September 30, 2004. The decrease is primarily the result of a reduction in professional fees related to Sarbanes-Oxley compliance, the absence of certain professional service fees that were incurred in the prior year quarter and a decrease in legal expense. These decreases were partially offset by higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and an increase in external audit fees.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses decreased by 0.4% to $448,000 for the three months ended September 30, 2005 compared with $450,000 for the three months ended September 30, 2004. The decrease is primarily due to prior year period costs related to the Company’s move to new office space. These decreases were offset, in part, by increased custody expense due to growth in Trust assets under management and an increase in property taxes related to the Company’s new office space and furnishings.

Provision for Income Tax Expense. Provision for income tax expense increased by 28.7% to $619,000 for the three months ended September 30, 2005 compared with $481,000 for the three months ended September 30, 2004. The effective tax rate was 43.2% and 41.3% for the three months ended September 30, 2005 and September 30, 2004, respectively. The increase in the effective tax rate for the 2005 third quarter is due primarily to a decrease in the deduction for restricted stock that vested in the 2005 third quarter, which was driven by the market price on the vesting date being lower than the price on the grant date.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Total Revenues. Our total revenues increased by 6.5% to $15.9 million for the nine months ended September 30, 2005 compared with $14.9 million for the nine months ended September 30, 2004. Advisory fees increased by 1.3% to $10.0 million for the nine months ended September 30, 2005 compared with $9.8 million for the nine months ended September 30, 2004, primarily as a result of inflows from new clients and increased average assets under management by Westwood Management due to market appreciation of assets. These increases were partially offset by the withdrawal of assets by certain clients. Trust fees increased by 19.0% to $5.1 million for the nine months ended September 30, 2005 compared with $4.3 million for the nine months ended September 30, 2004, primarily due to increased average assets under management by Trust due to inflows from new and existing clients and market appreciation of assets, offset in part by the withdrawal of assets by certain clients. Other revenues increased by 3.5% to $779,000 for the nine months ended September 30, 2005 compared with $753,000 for the nine months ended September 30, 2004. Other revenues increased primarily as a result of increased interest and dividends from the Company’s investments and an increase in the amount of gains realized on the sale of the

Company’s investments. These increases were partially offset by a $60,000 decrease in consulting revenue due to decreased average assets under management in the Westwood Funds as well as an expense accrual adjustment related to the administration of the Westwood Funds by Gabelli Advisers, Inc, a non-recurring income item in the prior year period and the termination of the Company’s deferred compensation plan in the fourth quarter of 2004.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 13.4% to $8.3 million for the nine months ended September 30, 2005 compared with $7.3 million for the nine months ended September 30, 2004. This increase resulted primarily from an increase of approximately $626,000 in restricted stock expense due to additional restricted stock grants in July 2004 and July 2005, increased salary expense due to increased headcount and salary increases, an increase in profit sharing contributions, an increase in 401(k) match expense due to an increase in the Company’s match rate, increased incentive compensation expense and an increase in employee health insurance expense. These increases were partially offset by the absence of deferred compensation expense in 2005.

Sales and Marketing. Sales and marketing costs decreased by 6.6% to $337,000 for the nine months ended September 30, 2005 compared with $361,000 for the nine months ended September 30, 2004. The decrease is primarily the result of decreased travel, advertising and direct marketing costs.

Information Technology. Information technology costs increased by 14.3% to $576,000 for the nine months ended September 30, 2005 compared with $504,000 for the nine months ended September 30, 2004. The increase is primarily due to increased software costs for applications not in place in the prior year period, including a new CRM system, increased system maintenance costs and increased depreciation from new computing equipment. These increases were partially offset by lower costs associated with equipment leasing due to lease expirations and lower costs related to our securities pricing service.

Professional Services. Professional services expenses increased by 7.2% to $908,000 for the nine months ended September 30, 2005 compared with $847,000 for the nine months ended September 30, 2004. The increase is primarily the result of higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust as well as the engagement of a subadvisor in the second quarter of 2004 to manage growth portfolios at Westwood Trust, increased fees related to Sarbanes-Oxley compliance due to a lower accrual rate for such fees in the first six months of 2004 and an increase in external audit fees. These increases were partially offset by decreases in legal expense, other professional service fees and tax compliance expense.

General and Administrative. General and administrative expenses increased by 7.1% to $1.4 million for the nine months ended September 30, 2005 compared with $1.3 million for the nine months ended September 30, 2004. The increase is primarily due to increased rent expense, higher depreciation expense due to fixed asset purchases related to the Company’s new office space, increased custody expense and increased property taxes. These increases were partially offset by decreases in charitable contributions and costs incurred in the prior year period related to the Company’s move to new office space.

Provision for Income Tax Expense. Provision for income tax expense decreased by 2.8% to $1.8 million for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The effective tax rate was 40.0% and 39.3% for the nine months ended September 30, 2005 and September 30, 2004, respectively.

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2005, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2005, cash flow provided by operating activities, principally our investment advisory business, was $3.5 million. At September 30, 2005, we had working capital of $16.7 million. Cash flow provided by investing activities during the nine months ended September 30, 2005 was $2.8 million, primarily related to sales of investments to fund the special dividend paid on October 3, 2005. Cash flow used in financing activities during the nine months ended September 30, 2005 of $1.1 million was primarily due to cash dividends paid and partially offset by proceeds from the issuance of common stock related to the exercise of stock options.

We had cash and investments, net of dividends payable, of $17.0 million at September 30, 2005, compared to $18.9 million at December 31, 2004. Dividends payable were $5.0 million and $460,000 as of September 30, 2005 and December 31, 2004, respectively. We had no liabilities for borrowed money at September 30, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

Westwood’s management evaluated, with the participation of Westwood’s Chief Executive Officer and Chief Financial Officer, the effectiveness of Westwood’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Westwood’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in Westwood’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Westwood’s internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2005	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Susan M. Byrne
Susan M. Byrne
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer