Form 10-K
period 2005-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2006-02-24
CIK 1165002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value on June 30, 2005 of the voting and non-voting common equity held by non-affiliates of the registrant was $82,091,136. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 21, 2006: 5,988,197.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WESTWOOD HOLDINGS GROUP, INC.

i

PART I

Item 1.	Business.

Unless the context otherwise requires, the term “we,” “us,” “our,” “Company,” “Westwood,” or “Westwood Holdings Group” when used in this Form 10-K (“Report”) and in the Annual Report to the Stockholders refers to Westwood Holdings Group, Inc., a Delaware corporation, and its consolidated subsidiaries and predecessors. This Report contains some forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including without limitation those set forth under “Risk Factors” below.

General

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2005, Westwood Management and Westwood Trust collectively managed assets valued at approximately $4.9 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes rank above the median in performance within their peer groups.

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

We were incorporated under the laws of the State of Delaware on December 12, 2001 as a subsidiary of SWS Group, Inc. (“SWS”). Our principal assets consist of the capital stock of Westwood Management and Westwood Trust. On June 28, 2002, SWS completed the spin-off of Westwood by effecting a dividend distribution of all of our common stock held by SWS to all of its stockholders on a pro rata basis. We are now an independent public company, and our Common Stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We maintain a website at www.westwoodgroup.com. Information found on our website is not a part of this Report. All filings made by Westwood with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available without charge on our website. Additionally, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Governance/Nominating Committee Charter are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to William R. Hardcastle, Jr. at the Company.

Westwood Management

General

Westwood Management Corp. provides investment advisory services to large institutions, including corporate pension funds, public retirement plans, endowments, foundations and mutual funds, having at least $10 – $25 million in investable assets, depending on the asset class. Our overall investment philosophy is determined by our chief investment officer, Susan M. Byrne, and, with respect to the bulk of assets under management, is a value-oriented approach that is focused on achieving a superior, risk-adjusted return by investing in companies that are positioned for growth but are not fully recognized as such in the marketplace. This investment approach is designed to preserve capital in unfavorable periods and to provide superior real returns over the long term. Ms. Byrne has over 30 years of investment experience. Westwood Management’s investment advisory team also possesses substantial investment management experience, including a number of investment management, research and trading professionals. The continuity of the team and its years of experience are critical elements in successfully managing investments.

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

LargeCap Value: Investments in equity securities of approximately 45-60 well-seasoned companies with market capitalizations generally over $1 billion. Our strategy for this portfolio is to invest in companies where we expect future profitability, driven by operational improvements, will be higher than expectations reflected in current share prices.

SMidCap Value: Investments in equity securities of approximately 45-60 companies with market capitalizations between $100 million and $10 billion. Similar to the LargeCap Value asset class, we seek to discover the same kinds of operational improvements that are driving earnings growth, but within small to mid-size companies that can be purchased inexpensively.

SmallCap Value: Investments in equity securities of approximately 50-70 companies with market capitalizations between $100 million and $2.5 billion. Similar to the LargeCap Value and SMidCap Value classes, we seek to invest in high quality companies where earnings growth is driven by operational improvements that are not fully recognized by the market.

AllCap Value: Investments in equity securities of approximately 60-80 well-seasoned companies. The portfolio is generally comprised of the best ideas within all market capitalizations above $100 million. Similar to the LargeCap Value asset class, we seek to invest in companies where we expect future profitability, driven by operational improvements, will be higher than expectations reflected in current share prices across a broad range of market capitalizations.

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

Income Opportunity: Investments in dividend-paying common stocks, straight and convertible preferred stock, master limited partnerships, REITs and selected debt instruments. The portfolio strategy focuses on companies with strong and improving cash flow sufficient to support a sustainable or rising income stream for investors. This asset class is targeted towards investors seeking high current income through dividend-paying and/or interest-bearing securities.

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

More than two-thirds of our assets under management are invested in equity securities of companies with a large market capitalization. When measured over multi-year periods, ten years and longer, Westwood Management’s principal asset classes rank above the median within their peer groups in performance according to recognized industry sources, including Morningstar, Inc. For the ten-year period ended on December 31, 2005, our LargeCap Value and Balanced asset classes rank in the top quartile in their peer groups.

Our ability to grow our assets under management is dependent on our competitive long-term performance record and our strong relationships with investment consulting firms throughout the nation. We are continually looking for opportunities to expand our asset classes in terms of growing our existing asset classes and developing new portfolios focusing on investment areas that are not currently part of our asset classes under management. We primarily intend to grow our asset classes internally, but may also consider acquiring new asset classes from third parties, as discussed under “—Growth Strategy” below. Our growth strategy not only provides our clients more investment opportunities, but also diversifies our assets under management, thereby reducing our risk in any one area of investment and increasing our competitive ability to attract new clients.

Cash Management. Westwood Management also provides cash management and custodial services for the cash reserve funds of SWS. We were spun-off from SWS in 2002. The SWS cash reserve funds totaled $184 million at December 31, 2005. Westwood Management charges a fee based on the total amount of cash assets under management.

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

Westwood Management is also a party to subadvisory agreements with other investment advisors under which it performs substantially the same services as it does under its advisory agreements. However, the investment strategy adopted for a particular client is subject to supervision and review by the client. Our subadvisory fees are computed based upon the daily net assets of the client and are payable on a monthly basis. As with our advisory agreements, these agreements are terminable upon short notice.

Under our subadvisory agreement with Gabelli Advisers, Inc., Westwood Management provides investment advisory services to the Westwood Funds family of mutual funds. The Westwood Equity Fund is a large cap value fund with assets consisting of securities valued at approximately $185 million as of December 31, 2005. For the ten-year period ended on December 31, 2005, the Westwood Equity Fund ranked in the top quartile in the Large Value category according to Morningstar, Inc. Westwood Management owns shares of Class A Common Stock representing a 19.02% economic interest in Gabelli Advisers, Inc., a subsidiary of GAMCO Investors, Inc. Based on SEC filings, we believe that GAMCO Investors, Inc. owned 18.7% of our Common Stock as of December 31, 2005. While Westwood Management provides subadvisory services with respect to the Westwood Funds family of funds, Westwood Management provides investment advisory services directly to the recently launched WHG Funds family of mutual funds, namely the WHG SMidCap Fund and the WHG Income Opportunity Fund.

Our three largest clients accounted for approximately 18.8% of total revenues for the twelve months ended December 31, 2005.

Westwood Trust

General

Westwood Trust provides to institutions and high net worth individuals generally having at least $1 million in assets under management, trust and custodial services and participation in common trust funds that it sponsors. Westwood Trust seeks to define and improve the risk/return profile of the client’s investment portfolio by complementing or enhancing existing investment strategies. Westwood Trust also provides back office services to its clients, including tax reporting, distribution of income to beneficiaries, preparation of trust and account statements and attending to the special needs of particular trusts. Westwood Trust serves as trustee for tax and estate-planning purposes, as well as for special needs trusts. Westwood Trust is chartered and regulated by the Texas Department of Banking.

Westwood Trust primarily provides services for employee benefit trusts and personal trusts. Employee benefit trusts include retirement plans of businesses to benefit their employees, such as defined contribution plans, pensions and profit sharing plans. Westwood Trust may be appointed trustee and provide administrative support for these plans, as well as investment advisory and custodial services. Personal trusts are developed to achieve a number of different objectives, and Westwood Trust acts as trustee to these trusts and assists in developing tax efficient trust portfolios for them. The fees charged by Westwood Trust are separately negotiated with each client and are based on the complexity of the operations of the trust and the amount of assets under management.

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

Institutional Investment Consultants

Investment management consulting firms serve as gatekeepers to an overwhelming percentage of corporate pension plans, endowments and foundations, which represent Westwood’s primary client markets. Consultants provide guidance and expertise in setting a client’s asset allocation strategy, as well as the establishment of an investment policy. In addition, consultants make recommendations of best in class investment firms that they believe will best meet their client’s investment objectives. Westwood has established strong relationships with many national and regional investment consulting firms, which has resulted in Westwood being considered and hired by many of their clients. Continuing to enhance our existing consulting firm relationships, as well as forging new relationships, serves to increase the awareness of our services in both the consultant community and the underlying institutional client base.

Subadvisory Relationships

Westwood’s subadvisory relationships allow Westwood to extend the reach of its investment management services to the clients of other investment companies that have broad, established distribution capabilities. In subadvisory arrangements, Westwood’s client is typically the investment company through which our services are offered to investors. In these subadvisory arrangements, Westwood’s investment advisory services are typically made available through retail-based mutual fund offerings. The investment company that sponsors the mutual fund is responsible for marketing, distribution, operations and accounting related to these funds.

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

Growth Strategy

We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that assembling this focused, stable team has contributed in large part to our solid investment performance, superior client service and a growing array of available asset classes. Opportunities for our future growth are expected to come from existing and new clients and consultant relationships, growth of assets in our emerging asset classes, continued growth of the Westwood Trust platform, expanded distribution via mutual funds, strategic acquisitions and alliances and the continued strengthening of our brand name.

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

Grow assets in our additional asset classes. LargeCap Value is our flagship product; however, we have continued to develop additional asset classes in response to client needs and opportunities we see in the marketplace. Westwood Management has managed our SMidCap Value asset class with solid results for clients at Westwood Trust for several years. We now believe that we have the team in place to fully support this product in the institutional marketplace and we therefore began marketing this asset class to institutional investment consultants in late 2004. As a result of this targeted marketing effort, we gained a number of meaningful SMidCap Value clients in 2005. Within the last three years, we have launched two new asset classes – SmallCap Value, which now has a two-year track record, and Income Opportunity, which now has a three-year track record. These new asset classes have generated strong investment returns since their inception and will be rolled out to the institutional marketplace later this year. If we continue to deliver strong performance, we believe the demand for these asset classes can provide meaningful growth in our assets under management in the future.

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

Expanded distribution via mutual funds. In December 2005, we launched two new mutual funds targeted at the institutional marketplace – the WHG SMidCap Fund and the WHG Income Opportunity Fund. These funds will initially be available in an institutional share class with capped expense ratios and a $500,000 minimum investment requirement. We believe that access to our SMidCap Value and Income Opportunity asset classes via an institutional mutual fund vehicle will present a compelling offering for certain segments of institutional investors, including 401(k) plans.

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

Regulation

Westwood Management

Virtually all aspects of our business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and stockholders of registered investment advisers. Under such laws and regulations, agencies that regulate investment advisers, such as ourselves, have broad administrative powers, including the power to limit, restrict or prohibit such an adviser from carrying on its business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. We believe that we are in substantial compliance with all material laws and regulations.

Our business is subject to regulation at both the federal and state level by the SEC and other regulatory bodies. Westwood Management is registered with the SEC under the Investment Advisers Act of 1940 and under the laws of various states. As a registered investment adviser, Westwood Management is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. In addition, Westwood Management acts as adviser to the recently launched mutual funds, the WHG SMidCap Fund and the WHG Income Opportunity Fund, which are registered with the SEC under the Investment Company Act of 1940. As adviser to a registered investment company, Westwood Management must comply with the requirements of the Investment Company Act and related regulations. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, we are subject to periodic examination by the SEC. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management to comply with the requirements of the SEC could have a material adverse effect on Westwood. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act and the Investment Company Act.

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

Employees

At December 31, 2005, we had 47 full-time employees, including 20 investment management, research and trading professionals, 11 marketing and client service professionals and 16 operations and business management professionals. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Item 1A.	Risk Factors

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

We have incurred significant costs over the last several years to develop some new asset classes, including SMidCap Value, SmallCap Value and Income Opportunity, to launch two new mutual funds, the WHG SMidCap Fund and the WHG Income Opportunity Fund, and also to upgrade our business infrastructure. Some of the costs associated with these improvements will continue to be incurred in future periods and are relatively fixed. While we believe that these investments enhance our future business prospects, no assurance can be given that we will be able to capitalize on these investments and, in the event we are not able to do so, our results of operations may be adversely affected.

Some members of our management are critical to our success, and our inability to attract and retain key employees could compromise our future success.

We believe that our future success will depend to a significant extent upon the services of our executive officers, particularly Susan M. Byrne, our Chairman of the Board and Chief Investment Officer, and Brian O. Casey, our President and Chief Executive Officer. We do not have employment agreements with any of our key employees, including Ms. Byrne or Mr. Casey. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could negatively impact our business, financial condition, results of operations and future prospects. As with other asset management businesses, our future performance depends to a significant degree upon the continued contributions of certain officers, investment professionals and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel.

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

Our largest three clients accounted for 18.8% of total revenues for the twelve months ended December 31, 2005, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these clients. There can be no assurance that we will be successful in maintaining our existing client relationships or in securing additional clients. Any failure by us to retain one or more of our large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

No matter was submitted to a vote of our stockholders during the quarterly period ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock has traded on the New York Stock Exchange under the symbol “WHG” since July 1, 2002. At December 31, 2005, there were approximately 183 record holders of our Common Stock, although we believe that the number of beneficial owners of our Common Stock is substantially greater. The table below sets forth the high and low sale prices for the Common Stock, as reported by the New York Stock Exchange for the periods indicated.

	High	Low
2005
Fourth Quarter	$18.66	$17.75
Third Quarter	19.45	17.75
Second Quarter	19.10	16.00
First Quarter	20.20	18.80
2004
Fourth Quarter	$19.98	$17.75
Third Quarter	19.70	17.00
Second Quarter	18.00	16.75
First Quarter	17.88	16.50

Dividends

We have declared a cash dividend on our Common Stock for each quarter since the date that our Common Stock was first publicly traded. The table below sets forth the quarterly and special dividends declared for the periods indicated.

	Quarterly	Special
2005
Fourth Quarter	$0.09	$0.75
Third Quarter	0.09	—
Second Quarter	0.08	—
First Quarter	0.08	—
2004
Fourth Quarter	$0.08	$0.75
Third Quarter	0.08	—
Second Quarter	0.04	—
First Quarter	0.04	—

In addition, on February 7, 2006 we declared a quarterly cash dividend of $0.09 per share on our Common Stock payable on April 3, 2006 to stockholders of record on March 15, 2006. We currently intend to continue paying cash dividends in such amounts as our board of directors determines is appropriate. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law.

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

Item 6.	Selected Consolidated Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data of Westwood with respect to each of the five years in the period ended December 31, 2005, and as of December 31, 2005, 2004, 2003, 2002 and 2001, except Assets Under Management, is derived from the audited consolidated financial statements of Westwood and should be read in conjunction with those statements. The data below for a portion of the year ended December 31, 2002 and for all of the year ended December 31, 2001 reflects Westwood’s results as it had historically been operated as a part of SWS, and these results may not be indicative of Westwood’s performance as an independent company. The information set forth below should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Years ended December 31, (in thousands, except per share amounts)
	2005	2004	2003	2002	2001(1)
Statements of Income Data:
Total revenues	$21,940	$19,980	$20,078	$21,624	$19,587
Total expenses	15,897	13,995	12,198	12,960	15,229
Income before income taxes	6,043	5,985	7,880	8,664	4,358
Provision for income taxes	2,407	2,299	2,996	3,453	3,097
Net income	3,636	3,686	4,884	5,211	1,261
Earnings per share – basic (2)	$0.67	$0.68	$0.91	$0.97	$0.23
Earnings per share – diluted (2)	$0.66	$0.68	$0.90	$0.97	$0.23
Cash dividends declared per common share	$1.09	$0.99	$1.18	$0.04	—

	As of December 31, (in thousands)
	2005	2004	2003	2002	2001(1)
Balance Sheet Data:
Cash and investments	$19,775	$19,352	$21,056	$18,589	$15,720
Total assets	27,310	26,277	26,237	24,120	21,053
Stockholders’ equity	21,559	21,663	21,853	19,123	14,032
Assets Under Management (in millions)	$4,928	$3,996	$3,954	$4,078	$4,120

(1)	In 2001, total expenses include a $4.0 million equity based compensation charge, reflecting (i) the difference in value of $3.4 million between the amount paid by our executive officers to SWS for shares of our common stock purchased by them and the value for financial reporting purposes of the shares on December 14, 2001 and (ii) the below market interest rate associated with the loans made by Westwood to the executive officers to enable them to purchase such shares (these loans were fully repaid by the executive officers in 2003). Total expenses would have been approximately $11,253,000 and net income would have been approximately $5,027,000 without the compensation charge.

(2)	Earnings per share figures reflect a 1,003.8-for-1 stock split in the form of a stock dividend effective as of June 21, 2002. All amounts have been restated to reflect the impact of this stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward looking statements as a result of various factors, including those set forth under “Risk Factors,” elsewhere in this Report or in the information incorporated by reference in this Report. You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” included in this Report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this Report.

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2005 Westwood Management and Westwood Trust collectively managed assets valued at approximately $4.9 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes have consistently ranked above the median in performance within their peer groups.

One of the priorities on which we have focused since our spin-off in 2002 is building a foundation in terms of personnel and infrastructure to support a potentially much larger business. We have also developed products that we believe will be desirable within our target institutional marketplace. The cost of developing new products and the organization as a whole has resulted in us incurring expenses that, in some cases, do not currently have material offsetting revenue. Now that we believe the foundation and the products are in place we are taking these new products to the institutional marketplace and are hopeful that institutional investors will recognize the value in these products and generate new revenue streams for us. We began marketing our SMidCap Value product to institutional investment consultants in late 2004; as a result of this targeted marketing effort we gained a number of meaningful SMidCap Value clients in 2005.

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

Assets Under Management

Assets under management increased $932 million, or 23.3%, to $4.9 billion at December 31, 2005 compared to $4.0 billion at December 31, 2004. The increase in assets under management was primarily due to inflows of assets from new clients and the market appreciation of assets under management, partially offset by the withdrawal of assets by certain clients. Quarterly average assets under management increased $477 million, or 12.2%, to $4.4 billion for 2005 compared with $3.9 billion for 2004.

Assets under management increased $42 million, or 1.1%, to $4.0 billion at December 31, 2004 compared to December 31, 2003. The increase in assets under management was primarily due to the market appreciation of assets under management and inflows of assets from new clients, partially offset by the withdrawal of assets by certain clients. Quarterly average assets under management decreased $75 million, or 1.9%, to $3.9 billion for 2004 compared with $4.0 billion for 2003.

	As of December 31, (1) (in millions)			% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Westwood Management Corp.
Separate Accounts	$2,365	$1,853	$1,832	27.6%	1.1%
Subadvisory	719	577	614	24.6	(6.0)
Westwood Funds	373	372	420	0.3	(11.4)
Managed Accounts	225	169	155	33.1	9.0

Total	3,682	2,971	3,021	23.9	(1.7)
Westwood Trust
Commingled Funds	990	856	759	15.7	12.8
Private Accounts	209	122	121	71.3	0.8
Agency/Custody Accounts	47	47	53	—	(11.3)

Total	1,246	1,025	933	21.6	9.9
Total Assets Under Management	$4,928	$3,996	$3,954	23.3%	1.1%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $184 million, $194 million and $178 million as of December 31, 2005, 2004 and 2003, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

	Years ended December 31, (in thousands)			% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Revenues
Advisory fees	$13,868	$13,069	$14,008	6.1%	(6.7)%
Trust fees	7,031	5,818	4,794	20.8	21.4
Other revenues	1,041	1,093	1,276	(4.8)	(14.3)

Total revenues	21,940	19,980	20,078	9.8	(0.5)
Expenses
Employee compensation and benefits	11,566	9,799	8,492	18.0	15.4
Sales and marketing	457	473	563	(3.4)	(16.0)
Information technology	809	692	779	16.9	(11.2)
Professional services	1,194	1,248	892	(4.3)	39.9
General and administrative	1,871	1,783	1,472	4.9	21.1

Total expenses	15,897	13,995	12,198	13.6	14.7

Income before income taxes	6,043	5,985	7,880	1.0	(24.0)
Provision for income taxes	2,407	2,299	2,996	4.7	(23.3)

Net income	$3,636	$3,686	$4,884	(1.4)%	(24.5)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total Revenue. Our total revenues increased by 9.8% to $21.9 million in 2005 compared with $20.0 million in 2004. Advisory fees increased by 6.1% to $13.9 million in 2005 from $13.1 million in 2004 primarily due to new clients added in 2005 and growth in assets under management of existing clients due to market appreciation. These increases were partially offset by the withdrawal of assets by certain clients. Trust fees increased by 20.8% to $7.0 million in 2005 from $5.8 million in 2004 primarily due to new clients added in 2005 and growth in assets under management of existing clients due to market appreciation. These increases were partially offset by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income and consulting fees, decreased by 4.8% to $1.0 million in 2005 compared with $1.1 million in 2004. Other revenues decreased primarily due to decreased realized gains of $242,000, a reduction in consulting revenue of $48,000 due to decreased average assets under management in the Westwood Funds as well as increased expenses related to the administration of the Westwood Funds by Gabelli Advisers, Inc. These decreases were partially offset by increases of $229,000 in interest and dividend income due to higher interest rates earned on investments.

Employee Compensation and Benefits. Employee compensation and benefits, which generally consist of salaries, incentive compensation, equity based compensation expense and benefits, increased by 18.0% to $11.6 million compared with $9.8 million in 2004. This increase was due primarily to increases of $864,000 in restricted stock expense related to a full year of amortization of the 2004 grant and six months of amortization of the 2005 grant in 2005 compared to six months of amortization of the 2004 grant in the prior year, $505,000 in incentive compensation expense in 2005 compared to 2004, $287,000 in salary expense due to increased headcount and salary increases, $79,000 in 401(k) match expense due to an increase in the Company’s match rate from 4% in 2004 to 6% in 2005, $66,000 in health insurance expense primarily due to increased premiums and $40,000 in profit sharing expense due to an increased compensation base. These increases were partially offset by a decrease of $117,000 in deferred compensation expense due to the termination of our deferred compensation plan in 2004. At December 31, 2005 we had 47 full-time employees compared to 45 at December 31, 2004.

Sales and Marketing. Sales and marketing costs consist of expenses associated with our marketing efforts, including travel and entertainment, direct and consultant marketing, advertising and mutual fund costs. Sales and marketing costs decreased by 3.4% to $457,000 in 2005 compared with $473,000 in 2004. The decrease is primarily the result of decreases in direct marketing expense of $23,000 and advertising costs of $19,000. Increases of $14,000 in mutual fund expense reimbursements resulting from the launch of two mutual funds in the fourth quarter of 2005 and $8,000 in travel and entertainment costs partially offset the decreases.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology expense increased by 16.9% to $809,000 in 2005 compared with $692,000 in 2004. The increase is primarily due to increases of $58,000 in support costs, $52,000 in costs related to the implementation of new customer relationship management and email archiving systems, $28,000 in computer hardware depreciation expense and $10,000 in website maintenance costs. These increases were partially offset by decreases of $23,000 in equipment rental costs and $9,000 in costs associated with investment research tools.

Professional Services. Professional services expenses generally consist of audit, external subadvisor expense, legal and other professional fees. Professional services expense decreased by 4.3% to $1.2 million in 2005. The decrease is primarily due to a $134,000 decrease in professional fees primarily related to lower Sarbanes-Oxley compliance costs, a decrease in other professional fees of $71,000 and a decrease in legal fees of $66,000. Partially offsetting these decreases was an increase of $166,000 in advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust, as well as the engagement of a subadvisor in the second quarter of 2004 to manage growth portfolios at Westwood Trust and an increase of $60,000 in external audit expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, insurance, office supplies, custody expense, investor relations, charitable contributions and other miscellaneous expenses. General and administrative expenses increased by 4.9% to $1.9 million in 2005 compared with $1.8 million in 2004. The increase is primarily due to increases of $58,000 in occupancy costs due to the new office space the Company moved into in mid 2004, $53,000 in depreciation due to office furnishings purchased in mid 2004, $19,000 in custody expense due to increased assets under management at Westwood Trust, $16,000 in property taxes due to the new office space and furnishings and $11,000 in director’s fees primarily due to an increase in the number of outside directors. These increases were partially offset by decreases of $60,000 in stationary and printing costs, office supplies and other costs incurred in 2004 associated with moving and furnishing the Company’s corporate office and $41,000 in other administrative expenses.

Provision for Income Taxes. Provision for income taxes increased by 4.7% to $2.4 million in 2005 compared with $2.3 million in 2004 primarily due to higher income before taxes. The effective tax rate was 39.8% in 2005 compared to 38.4% in 2004. The increase in the effective tax rate in 2005 was due primarily to a decrease in the deduction for restricted stock that vested in 2005, which was driven by the market price on the vesting date being lower than the price on the grant date.

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

Employee Compensation and Benefits. Employee compensation and benefits increased by 15.4% to $9.8 million compared with $8.5 million in 2003. This increase resulted primarily from an increase in restricted stock expense of approximately $858,000 recognized in 2004 related to prior year and current year grants of restricted stock compared to six month’s worth of amortization in the prior year, an increase in salary expense of $274,000, $242,000 of expense related to the initiation of a broad-based profit sharing contribution in 2004, deferred compensation expense increases of $67,000 primarily associated with the termination of our deferred compensation plan and an increase of $62,000 in other payroll related expenses. These increases were partially offset by a decrease of $196,000 in incentive compensation expense in 2004 compared to 2003, resulting from decreased income before taxes and an increased emphasis on equity-based compensation. At December 31, 2004 we had 45 full-time employees compared to 43 at December 31, 2003.

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

Liquidity and Capital Resources

Historically, we have funded our operations and cash requirements with cash generated from operating activities. As of December 31, 2005, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2005, cash flow provided by operating activities, principally our investment advisory business, was $6.3 million. We generated cash flow from operating activities of $2.4 million and $3.9 million during 2004 and 2003, respectively. At December 31, 2005 and 2004, we had working capital of $17.7 million and $17.8 million, respectively.

Cash flow provided by investing activities during 2005 was $1.0 million, and was primarily related to $1.1 million in net sales of available-for-sale investments. Cash used in investing activities during 2004 and 2003 was $112,000 and $2.3 million, respectively, and was primarily related to the investment of excess cash balances and the build-out and furnishing of the Company’s new office space in 2004.

Cash used in financing activities during 2005 of $6.1 million was primarily related to the payment of cash dividends on our common stock of $6.4 million, offset by $271,000 in proceeds received from stock option exercises. Cash used in financing activities during 2004 and 2003 was $5.2 million and $2.3 million, respectively, and was primarily related to the payment of cash dividends on our common stock.

We had cash and investments of $19.8 million at December 31, 2005, compared to $19.4 million at December 31, 2004. As required by the Texas Finance Code, Westwood Trust maintains minimum restricted capital of $1.0 million, which is included in Investments in the accompanying consolidated balance sheets. We had no liabilities for borrowed money at December 31, 2005 or December 31, 2004, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

Contractual Obligations

The following table summarizes the Company’s known contractual obligations as of December 31, 2005 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Non-cancelable operating leases	$3,420	$606	$1,236	$1,299	$279

Accounting Developments

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. The standard requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Adoption of the revised statement is required for the Company’s first quarter beginning January 1, 2006. The Company has applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares it has issued. Had the Company implemented the provisions of SFAS 123 (R) for the years ended December 31, 2005, 2004 and 2003, diluted earnings per share would have been $0.65, $0.68, and $0.90, respectively.

The Company has completed it’s analysis of the impact that SFAS No. 123 (R) will have on it’s financial statements upon implementation on January 1, 2006. Since the Company accounted for forfeitures as they occurred instead of estimating the effect of forfeitures, the Company will record a cumulative effect of a change in accounting principle totaling approximately $40,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2005 that is in excess of what the Company currently estimates will vest. Also in accordance with SFAS 123 (R), the Company will eliminate its unamortized stock compensation balance against additional paid in capital. Starting on January 1, 2006, the Company will record compensation expense in accordance with the forfeiture estimate provisions of SFAS 123 (R); however, if actual forfeitures of awards differ from the calculation of estimated forfeitures for those awards, the Company will be required to recognize the difference in income as an adjustment to employee compensation and benefits.

Critical Accounting Policies and Estimates

Revenue Recognition

Investment advisory and trust fees are recognized in the period the services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management.

Accounting for Investments

We record our investments in accordance with the provisions of SFAS No. 115. We have designated our investments other than money market holdings as “trading” securities, which are recorded at market value with the related unrealized gains and losses reflected in “Other revenues” in the consolidated statements of income. Our “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund and common trust fund shares, are valued based upon quoted market prices and, with respect to funds, the net asset value of the shares held as reported by the fund. We have designated our investments in money market accounts as “available for sale.” The market values of our money market holdings generally do not fluctuate. Dividends and interest on all of our investments are accrued as earned.

Goodwill

During the third quarters of 2005, 2004 and 2003, the Company completed its annual impairment assessment as required by SFAS 142 “Goodwill and Other Intangible Assets”. No impairment losses were required. The Company performs its annual impairment assessment as of July 1.

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

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of Westwood management, including Westwood’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Westwood’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed by Westwood in reports filed or submitted by it under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by Westwood is accumulated and communicated to Westwood management, including Westwood’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Westwood management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting. This report can be found on page F-4.

Our independent auditor has issued an audit report on (1) Westwood management’s assessment of the effectiveness of our internal control over financial reporting and (2) the effectiveness of our internal control over financial reporting. This report can be found on page F-3.

There were no changes in Westwood’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Westwood’s internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Company.

Information regarding Executive Officers and Directors is hereby incorporated by reference from the sections entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”).

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

		Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2005 and 2004

		Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

		Consolidated Statements of Cash Flows for the year ended December 31, 2005, 2004 and 2003

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

	3.	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (3)

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (7)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (3)

10.1	Second Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) (8)+

10.2	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. (2)

10.3	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto (5)

10.4	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 (6)

10.5	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 (6)

10.6	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 (5)

10.7	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (5)

10.8	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (6)+

10.9	Form of Indemnification Agreement for Westwood Management Corp. (6)+

10.10	Form of Indemnification Agreement for Westwood Trust (6)+

21.1	Subsidiaries (5)

23.1	Consent of Deloitte & Touche LLP (1)

24.1	Power of Attorney (included on first signature page) (1)

31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

(1)	Filed herewith.

(2)	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.

(3)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.

(4)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

(5)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.

(6)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.

(7)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 25, 2005.

(8)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004.

+	Indicates management contract or compensation plan, contract or arrangement.

#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

(b)	The Index to Exhibits filed or incorporated by reference pursuant to Item 601 of Regulation S-K and any Exhibits being filed with this Report are included following the financial statements within this Report.

(c)	Not applicable.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Westwood Holdings Group, Inc., a Delaware corporation, and the undersigned directors and officers of Westwood Holdings Group, Inc. hereby constitutes and appoints Brian O. Casey and William R. Hardcastle, Jr., or any one of them, its, his or her true and lawful attorney-in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD HOLDINGS GROUP, INC.

By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer and President

Dated: February 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on February 22, 2006.

Signatures	Title

/s/ Brian O. Casey Brian O. Casey	Chief Executive Officer and President (Principal Executive Officer)

/s/ William R. Hardcastle, Jr. William R. Hardcastle, Jr.	Chief Financial Officer

/s/ Susan M. Byrne Susan M. Byrne	Chairman of the Board of Directors and Chief Investment Officer

/s/ Tom C. Davis Tom C. Davis	Director

/s/ Frederick R. Meyer Frederick R. Meyer	Director

/s/ Jon L. Mosle, Jr. Jon L. Mosle, Jr.	Director

/s/ Richard M. Frank	Director
Richard M. Frank

/s/ Raymond E. Wooldridge Raymond E. Wooldridge	Director

INDEX TO FINANCIAL STATEMENTS

Page

I.	Audited Consolidated Financial Statements of Westwood Holdings Group, Inc.

	Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP on the financial statements of Westwood Holdings Group, Inc. as of and for the years ended December 31, 2005, 2004 and 2003	F-2

	Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP – audit of (1) management’s assessment of the effectiveness of internal control over financial reporting and (2) the effectiveness of internal control over financial reporting	F-3

	Report of Westwood Holdings Group, Inc.’s management assessment of internal control over financial reporting	F-4

	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-5

	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	F-6

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	F-7

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-8

	Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Westwood Holdings Group, Inc.:

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
February 22, 2006
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Westwood Holdings Group, Inc.:

We have audited management’s assessment, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting, that Westwood Holdings Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 22, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
February 22, 2006
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

The management of Westwood assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Westwood’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-3.

By:	/s/ Brian O. Casey
Brian O. Casey, Chief Executive Officer

/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr., Chief Financial Officer

February 21, 2006

Dallas, Texas

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2004

(in thousands, except par values and share amounts)

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,897	$720
Accounts receivable	2,452	1,832
Investments, at market value	17,878	18,632
Other current assets	410	414

Total current assets	22,637	21,598
Goodwill	2,302	2,302
Deferred income taxes	817	517
Property and equipment, net of accumulated depreciation of $523 and $250	1,554	1,860

Total assets	$27,310	$26,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$715	$629
Dividends payable	539	460
Compensation and benefits payable	2,980	2,703
Income taxes payable	694	—
Other current liabilities	7	17

Total current liabilities	4,935	3,809
Deferred rent	816	805

Total liabilities	5,751	4,614

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 5,986,647 shares at December 31, 2005; issued and outstanding 5,754,147 shares at December 31, 2004	60	58
Additional paid-in capital	21,459	16,962
Unamortized stock compensation	(6,572)	(4,821)
Retained earnings	6,612	9,464

Total stockholders’ equity	21,559	21,663

Total liabilities and stockholders’ equity	$27,310	$26,277

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except per share data)

	2005	2004	2003
REVENUES:
Advisory fees	$13,868	$13,069	$14,008
Trust fees	7,031	5,818	4,794
Other revenues	1,041	1,093	1,276

Total revenues	21,940	19,980	20,078

EXPENSES:
Employee compensation and benefits	11,566	9,799	8,492
Sales and marketing	457	473	563
Information technology	809	692	779
Professional services	1,194	1,248	892
General and administrative	1,871	1,783	1,472

Total expenses	15,897	13,995	12,198

Income before income taxes	6,043	5,985	7,880
Provision for income taxes	2,407	2,299	2,996

Net income	$3,636	$3,686	$4,884

Earnings per share:
Basic	$0.67	$0.68	$0.91
Diluted	$0.66	$0.68	$0.90

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Addi- tional Paid-In Capital	Treasury Stock	Unamort- ized Stock Compen -sation	Notes Receivable from Stock -holders	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2003	5,394,145	54	9,579	(6)	—	(3,598)	13,094	19,123
Net income							4,884	4,884
Sale of treasury stock – 24 shares	24	—		—				—
Issuance of restricted stock	151,500	2	3,000		(3,002)			—
Amortization of stock compensation					393			393
Tax benefit related to restricted stock			52					52
Dividends declared ($1.18 per share)							(6,518)	(6,518)
Stock options vested			264					264
Stock options exercised	4,450	—	57					57
Accretion of discount on Notes						(495)		(495)
Repayment of notes receivable from stockholders						4,093		4,093

BALANCE, December 31, 2003	5,550,119	$56	$12,952	$(6)	$(2,609)	$—	$11,460	$21,853
Net income							3,686	3,686
Sale of treasury stock – 353 shares	353	—		6				6
Issuance of restricted stock	192,500	2	3,460		(3,462)			—
Amortization of stock compensation					1,250			1,250
Tax benefit related to equity compensation			157					157
Dividends declared ($0.99 per share)							(5,682)	(5,682)
Stock options vested			249					249
Stock options exercised	11,175	—	144					144

BALANCE, December 31, 2004	5,754,147	$58	$16,962	$—	$(4,821)	$—	$9,464	$21,663
Net income							3,636	3,636
Issuance of restricted stock	211,500	2	3,863		(3,865)			—
Amortization of stock compensation					2,114			2,114
Tax benefit related to equity compensation			113					113
Dividends declared ($1.09 per share)							(6,488)	(6,488)
Stock options vested			250					250
Stock options exercised	21,000	—	271					271

BALANCE, December 31, 2005	5,986,647	$60	$21,459	$—	$(6,572)	$—	$6,612	$21,559

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,636	$3,686	$4,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272	191	108
Loss on sale of other assets	—	4	—
Unrealized gains on investments	(64)	(21)	(116)
Stock option expense	250	249	264
Restricted stock amortization	2,114	1,250	393
Deferred income taxes	(300)	(153)	8
Accretion of discount on notes receivable from stockholders	—	—	(495)
Net purchases of investments – trading securities	(288)	(2,248)	(917)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(620)	99	255
(Increase) decrease in other assets	(18)	(7)	97
Increase (decrease) in accounts payable and accrued liabilities	86	(307)	234
Increase (decrease) in compensation and benefits payable	277	(73)	(747)
Increase (decrease) in income taxes payable and decrease (increase) in prepaid taxes	830	(338)	(80)
Increase (decrease) in other liabilities	109	95	(27)

Net cash provided by operating activities	6,284	2,427	3,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(4,863)	(21,755)	(5,817)
Sales of money market funds – available for sale	5,969	22,805	3,667
Purchase of property and equipment	(75)	(1,189)	(118)
Sale of property and equipment	—	27	—

Net cash provided by (used in) investing activities	1,031	(112)	(2,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock	—	6	—
Proceeds from exercise of stock options	271	144	57
Cash dividends	(6,409)	(5,388)	(6,459)
Notes receivable from stockholders	—	—	4,093

Net cash used in financing activities	(6,138)	(5,238)	(2,309)

NET INCREASE (DECREASE) IN CASH	1,177	(2,923)	(716)
Cash, beginning of year	720	3,643	4,359

Cash, end of year	$1,897	$720	$3,643

Supplemental cash flow information:
Cash paid during the year for income taxes	$1,878	$2,790	$3,063
Issuance of restricted stock	3,865	3,462	3,002
Tax benefit allocated directly to equity	113	157	52
Dividends declared and not paid until the subsequent year	539	460	167
Assets acquired by recording liabilities	—	693	—

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2005, 2004 and 2003

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments

Money market securities are classified as available for sale securities and have no significant fluctuating values. All other marketable securities are classified as trading securities. All securities are carried at quoted market value on the accompanying balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. The Company realized $210,000 and $455,000 of gross investment gains and $0 and $3,000 of gross investment losses for the years 2005 and 2004, respectively. The Company measures realized gains and losses on investments using the specific identification method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term, using the straight-line method.

Goodwill

During the third quarters of 2005, 2004 and 2003, the Company completed its annual impairment assessment as required by SFAS 142 “Goodwill and Other Intangible Assets.” No impairment losses were required. The Company performs its annual impairment assessment as of July 1.

Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the 2005 presentation.

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

Accounting Developments

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. The standard requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Adoption of the revised statement is required for the Company’s first quarter beginning January 1, 2006. The Company has applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares it has issued. Had the Company implemented the provisions of SFAS 123 (R) for the years ended December 31, 2005, 2004 and 2003, diluted earnings per share would have been $0.65, $0.68, and $0.90, respectively.

The Company has completed it’s analysis of the impact that SFAS No. 123 (R) will have on it’s financial statements upon implementation on January 1, 2006. Since the Company accounted for forfeitures as they occurred instead of estimating the effect of forfeitures, the Company will record a cumulative effect of a change in accounting principle totaling approximately $40,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2005 that is in excess of what the Company currently estimates will vest. Also in accordance with SFAS 123 (R), the Company will eliminate its unamortized stock compensation balance against additional paid in capital. Starting on January 1, 2006, the Company will record compensation expense in accordance with the forfeiture estimate provisions of SFAS 123 (R); however, if actual forfeitures of awards differ from the

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

calculation of estimated forfeitures for those awards, the Company will be required to recognize the difference in income as an adjustment to employee compensation and benefits.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined by the Company using available information. The fair value amounts discussed in Note 4 are not necessarily indicative of either the amounts the Company would realize upon disposition of these instruments or the Company’s intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund and common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, primarily money market accounts, equals their fair value which is equal to the net asset value of the shares held as reported by the fund. The net assets of money market holdings generally do not fluctuate.

3. ACCOUNTS RECEIVABLE:

The Company’s trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the years ended December 31, 2003 through 2005. The majority of the balances are advisory and trust fees receivable from customers and are believed to be fully collectable by us.

4. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2005:
U.S. Government and Government agency obligations	$1,686	$—	$—	$1,686
Funds:
Money Market	13,206	—	—	13,206
Equity	2,797	189	—	2,986

Marketable securities	$17,689	$189	$—	$17,878

December 31, 2004:
U.S. Government and Government agency obligations	$1,639	$4	$—	$1,643
Funds:
Money Market	15,864	—	—	15,864
Equity	999	126	—	1,125

Marketable securities	$18,502	$130	$—	$18,632

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. INCOME TAXES:

Income tax expense for the years ended December 31, 2005, 2004 and 2003 (effective rates of 39.8% in 2005, 38.4% in 2004 and 38.0% in 2003) differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rate (34%) to income before income taxes. The difference between the Federal corporate tax rate of 34% and the effective tax rate is comprised of the following (in thousands):

	2005	2004	2003
Income tax expense at the statutory rate	$2,055	$2,035	$2,679
State franchise and income taxes	296	272	302
Other, net	56	(8)	15

Total income tax expense	$2,407	$2,299	$2,996

Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

	2005	2004	2003
State – current	$454	$369	$427
State – deferred	(4)	22	38
Federal – current	2,253	2,083	2,559
Federal – deferred	(296)	(175)	(28)

Total income tax expense	$2,407	$2,299	$2,996

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are presented below (in thousands):

	2005	2004
Depreciation at rates different for tax than for financial reporting	$(197)	$(233)
Restricted stock amortization	741	544
Stock option expense	254	205
Other	19	1

Total deferred tax assets	$817	$517

As a result of the Company’s history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets.

6. REGULATORY CAPITAL REQUIREMENTS:

Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1.0 million. At December 31, 2005, Trust had total stockholders’ equity of approximately $3.6 million, which is $2.6 million in excess of its minimum capital requirement.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. EMPLOYEE BENEFITS:

The Second Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees and directors of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan may not exceed 948,100 shares. In the event of a change in control of the Company, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At December 31, 2005 approximately 200,000 shares remain available for issuance under the Plan.

Restricted Stock

For the years ended December 31, 2005, 2004 and 2003, the Company granted restricted stock to employees and non-employee directors. The employees’ shares vest over four years and the directors’ shares vest over one year. Until the shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company records compensation cost for restricted stock grants based on the fair market value of its common stock at the date of grant and amortizes this cost over the applicable vesting period. Unamortized stock compensation is shown as a separate component of stockholders’ equity. The following table details the shares issued, weighted-average grant date fair values and approximate compensation expense recorded, all net of actual forfeitures:

	2005	2004	2003
Restricted shares granted, net of actual forfeitures:
Employees	204,000	185,000	147,000
Non-employee directors	7,500	7,500	4,500
Weighted-average grant-date fair value	$18.28	$17.98	$19.81
Restricted stock compensation expense	$2,114,000	$1,250,000	$393,000
Stock option expense	250,000	249,000	264,000

Total stock based compensation expense	$2,364,000	$1,499,000	$657,000

Stock Options

Options granted under the Stock Incentive Plan have a maximum ten-year term and vest over a period of four years.

A summary of the status of Westwood’s outstanding stock options issued to employees of the Company as of December 31, 2005, 2004 and 2003 is presented below. There were no stock options granted during 2005 or 2004.

	December 31, 2005		December 31, 2004		December 31, 2003
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	176,625	$12.92	189,175	$12.92	218,500	$12.92
Granted	—	—	—	—	7,500	14.29
Exercised	(21,000)	12.90	(11,175)	12.90	(4,450)	12.90
Forfeited	—	—	(1,375)	12.90	(32,375)	13.22

Outstanding, end of period	155,625	12.93	176,625	12.92	189,175	12.92

Exercisable, end of period	110,000	12.93	85,250	12.92	50,800	12.92
Weighted-average fair value of options granted during period	—		—		$5.41

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2003
Expected volatility	35%
Risk-free interest rate	3.47%
Expected dividend yield	1.12%
Expected life	7 years

The following table summarizes information for Westwood stock options outstanding at December 31, 2005:

	Westwood Options Outstanding			Westwood Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.90 – 14.80	155,625	6.5 years	$12.93	110,000	$12.93

Westwood Holdings Group, Inc. Savings Plan

Westwood has a defined contribution 401(k) and profit sharing plan that was adopted in July 2002 and covers all of the Company’s employees. Discretionary employer profit sharing contributions become fully vested after six years of service by the participant. Profit sharing expense related to the Company’s employees for 2005, 2004 and 2003 was approximately $282,000, $242,000 and $0, respectively. For the 401(k) portion of the plan, Westwood provided a match in 2005 of up to 6% of eligible compensation, an increase from the 4% match provided in 2004 and 2003. Westwood’s matching contributions vest immediately and the expense totaled approximately $280,000, $200,000 and $150,000 in 2005, 2004 and 2003, respectively.

8. EARNINGS PER SHARE:

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended December 31, 2005, 2004 and 2003, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares held in the Westwood Holdings Group, Inc. Deferred Compensation Plan, which was terminated in 2004. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	2005	2004	2003
Net income	$3,636	$3,686	$4,884
Weighted average shares outstanding – basic	5,464,033	5,405,133	5,395,868
Dilutive potential shares from stock options	43,125	33,087	9,529
Dilutive potential shares from restricted shares	33,184	—	—
Dilutive potential shares from deferred compensation plan	—	271	353

Weighted average shares outstanding – diluted	5,540,342	5,438,491	5,405,750
Earnings per share – basic	$0.67	$0.68	$0.91
Earnings per share – diluted	$0.66	$0.68	$0.90

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. COMMITMENTS AND CONTINGENCIES:

The Company leases its offices under a non-cancelable operating lease agreement. Rental expense for facilities and equipment leases for fiscal years 2005, 2004 and 2003 aggregated approximately $664,000, $629,000 and $593,000, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of income.

At December 31, 2005, the future contractual rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2006	$606
2007	611
2008	625
2009	639
2010	660
Thereafter	279

Total payments due	$3,420

10. SEGMENT REPORTING:

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

	Management	Trust	Other	Eliminations	Consolidated
2005
Net revenues from external sources	$14,821	$7,119	$—	$—	$21,940
Net intersegment revenues	2,808	6	—	(2,814)	—
Net interest and dividend revenue	439	48	—	—	487
Depreciation and amortization	208	64	—	—	272
Income (loss) before income taxes	6,994	1,413	(2,364)	—	6,043
Segment assets	21,274	4,495	1,541	—	27,310
Expenditures for long-lived assets	53	22	—	—	75
2004
Net revenues from external sources	$14,055	$5,887	$38	$—	$19,980
Net intersegment revenues	2,344	8	—	(2,352)	—
Net interest and dividend revenue	231	19	8	—	258
Depreciation and amortization	149	42	—	—	191
Income (loss) before income taxes	6,706	857	(1,578)	—	5,985
Segment assets	20,756	3,844	1,677	—	26,277
Expenditures for long-lived assets	894	295	—	—	1,189

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Management	Trust	Other	Eliminations	Consolidated
2003
Net revenues from external sources	$14,581	$4,826	$671	$—	$20,078
Net intersegment revenues	1,811	—	—	(1,811)	—
Net interest and dividend revenue	126	42	587	—	755
Depreciation and amortization	96	12	—	—	108
Income (loss) before income taxes	7,248	713	(81)	—	7,880
Segment assets	21,513	3,714	1,010	—	26,237
Expenditures for long-lived assets	95	23	—	—	118

11. CONCENTRATION:

During the years ended December 31, 2005, 2004 and 2003, no customer accounted for 10% or more of the Company’s revenues. For the year ended December 31, 2005, our largest three clients accounted for 18.8% of total revenues.

12. SUBSEQUENT EVENT:

On February 7, 2006, the Company declared a quarterly cash dividend of $0.09 per share on common stock payable on April 3, 2006 for stockholders of record on March 15, 2006.

13. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2005
Revenues	$5,082	$5,253	$5,554	$6,051
Income before income taxes	1,421	1,526	1,433	1,663
Net income	875	937	814	1,010
Basic earnings per common share	0.16	0.17	0.15	0.18
Diluted earnings per common share	0.16	0.17	0.15	0.18
2004
Revenues	$5,043	$4,940	$4,934	$5,063
Income before income taxes	1,829	1,599	1,166	1,391
Net income	1,117	988	685	896
Basic earnings per common share	0.21	0.18	0.13	0.17
Diluted earnings per common share	0.21	0.18	0.13	0.16

Note: Quarterly numbers may not add to total year numbers due to rounding.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (3)

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (7)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (3)

10.1	Second Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) (8)+

10.2	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. (2)

10.3	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto (5)

10.4	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 (6)

10.5	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 (6)

10.6	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 (5)

10.7	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (5)

10.8	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (6)+

10.9	Form of Indemnification Agreement for Westwood Management Corp. (6)+

10.10	Form of Indemnification Agreement for Westwood Trust (6)+

21.1	Subsidiaries (5)

23.1	Consent of Deloitte & Touche LLP (1)

24.1	Power of Attorney (included on first signature page) (1)

31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)#

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)#

(1)	Filed herewith.

(2)	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.

(3)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.

(4)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

(5)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.

(6)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.

(7)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 25, 2005.

(8)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004.

+	Indicates management contract or compensation plan, contract or arrangement.

#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.