Form 10-Q
period 2006-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2006-04-27
CIK 1165002

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value — 5,989,147 shares as of April 24, 2006.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2006 and December 31, 2005

(in thousands, except par value and share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$1,081	$1,897
Accounts receivable	2,838	2,452
Investments, at market value ents, at market value	17,657	17,878
Other current assets	460	410

Total current assets	22,036	22,637
Goodwill	2,302	2,302
Deferred income taxes	971	817
Property and equipment, net of accumulated depreciation of $586 and $523	1,496	1,554

Total assets	$26,805	$27,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$702	$715
Dividends payable	539	539
Compensation and benefits payable	878	2,980
Income taxes payable	849	694
Other current liabilities	7	7

Total current liabilities	2,975	4,935
Deferred rent	794	816

Total liabilities	3,769	5,751

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 5,991,647 shares at March 31, 2006; issued and outstanding 5,986,647 shares at December 31, 2005	60	60
Additional paid-in capital	15,607	21,459
Unamortized stock compensation	—	(6,572)
Retained earnings	7,369	6,612

Total stockholders’ equity	23,036	21,559

Total liabilities and stockholders’ equity	$26,805	$27,310

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2006	2005
REVENUES:
Advisory fees	$4,179	$3,191
Trust fees	1,898	1,703
Other revenues	434	188

Total revenues	6,511	5,082

EXPENSES:
Employee compensation and benefits	3,191	2,598
Sales and marketing	188	82
Information technology	242	185
Professional services	353	319
General and administrative	494	477

Total expenses	4,468	3,661

Income before income taxes	2,043	1,421
Provision for income taxes	786	546

Income before cumulative effect of accounting change	1,257	875
Cumulative effect of change in accounting principle, net of income taxes of $21	39	—

Net income	$1,296	$875

Earnings per share:
Basic:
Continuing operations	$0.23	$0.16
Cumulative effect of an accounting change	—	—

Net income	$0.23	$0.16

Diluted:
Continuing operations	$0.22	$0.16
Cumulative effect of an accounting change	0.01	—

Net income	$0.23	$0.16

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2006

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Unamortized Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2006	5,986,647	$60	$21,459	$(6,572)	$6,612	$21,559
Net income					1,296	1,296
Reversal of unamortized stock compensation due to FAS 123 (R) implementation			(6,572)	6,572		—
Dividends declared ($0.09 per share)					(539)	(539)
Amortization of stock compensation			639			639
Stock options vested			61			61
Tax benefit related to equity compensation			14			14
Stock options exercised	5,000	—	66			66
Cumulative effect of change in accounting principle			(60)			(60)

BALANCE, March 31, 2006	5,991,647	$60	$15,607	$—	$7,369	$23,036

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,296	$875
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	71	67
Unrealized gains on investments	(168)	(26)
Stock option expense	61	63
Restricted stock amortization	639	385
Deferred income taxes	(175)	(156)
Cumulative effect of change in accounting principle	(39)	—
Net purchases of investments – trading securities	(55)	(27)
Change in operating assets and liabilities:
Increase in accounts receivable	(386)	(187)
Increase (decrease) in other current assets	(50)	28
Decrease in accounts payable and accrued liabilities	(13)	(105)
Decrease in compensation and benefits payable	(2,102)	(1,939)
Increase in income taxes payable	169	484
Increase (decrease) in other liabilities	4	(1)

Net cash used in operating activities	(748)	(539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(1,442)	(392)
Sales of money market funds – available for sale	1,886	2,232
Purchase of property and equipment	(39)	(22)

Net cash provided by investing activities	405	1,818

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	66	3
Cash dividends	(539)	(460)

Net cash used in financing activities	(473)	(457)

NET (DECREASE) INCREASE IN CASH	(816)	822
Cash and cash equivalents, beginning of period	1,897	720

Cash and cash equivalents, end of period	$1,081	$1,542

Supplemental cash flow information:
Cash paid during the period for income taxes	$792	$217
Cancellation of restricted stock	—	(140)
Tax benefit allocated directly to equity	14	9

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

Westwood manages investment assets and provides services for its clients through two subsidiaries, Westwood Management Corp. (“Management”) and Westwood Trust (“Trust”). Management provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations, the WHG Funds, a family of institutional, no-load mutual funds, other mutual funds and clients of Trust. Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenue and results of operations.

Management is a registered investment advisor under the Investment Advisers Act of 1940. Trust is chartered and regulated by the Texas Department of Banking.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of March 31, 2006, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006 or any future period.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between the Company’s subsidiaries and their clients and are generally based on a percentage of AUM. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since most of our

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in these financial statements. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of interest and investment income and consulting fees. These revenues are recognized as earned or as the services are performed.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2006 and 2005, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands, except share amounts):

	Three months ended March 31,
	2006	2005
Net income	$1,296	$875

Weighted average shares outstanding – basic	5,516,620	5,414,889
Dilutive potential shares from stock options	45,202	40,192
Dilutive potential shares from restricted shares	160,142	112,690

Weighted average shares outstanding – diluted	5,721,964	5,567,771

Stock Based Compensation

The Company accounts for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123 Revised (“SFAS No. 123R”). Under SFAS No. 123R, stock based compensation expense reflects the fair value of stock based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We have elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant-date fair value as required by SFAS No. 123R. The Company has issued restricted stock and stock options in accordance with its Second Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan. We value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2006:
U.S. Government and Government agency obligations	$1,789	$—	$—	$1,789
Funds:
Money Market	12,690	—	—	12,690
Equity and fixed income	2,820	358	—	3,178

Marketable securities	$17,299	$358	$—	$17,657

December 31, 2005:
U.S. Government and Government agency obligations	$1,686	$—	$—	$1,686
Funds:
Money Market	13,206	—	—	13,206
Equity and fixed income	2,797	189	—	2,986

Marketable securities	$17,689	$189	$—	$17,878

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4. EQUITY:

On February 7, 2006, the Company declared a quarterly cash dividend of $0.09 per share on common stock payable on April 3, 2006 to stockholders of record on March 15, 2006.

The Company eliminated its unamortized stock compensation balance against additional paid in capital as required by SFAS 123R.

5. STOCK BASED COMPENSATION

The Company recorded certain adjustments to comply with SFAS 123R. Since the Company accounted for forfeitures of equity based awards as they occurred instead of estimating the effect of forfeitures when applying the original Statement of Financial Accounting Standards No. 123, on January 1, 2006 the Company recorded a cumulative effect of a change in accounting principle totaling $39,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2005 that was in excess of what the Company estimates will vest. The difference between the amount of stock based compensation expense recorded in continuing operations in the first quarter of 2006 using estimated forfeitures was not materially different than it would have been had the Company not estimated forfeitures.

The Second Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees and directors of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan may not exceed 948,100 shares. In the event of a change in control of the Company, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At March 31, 2006 approximately 200,000 shares remain available for issuance under the Plan. The Company recognized total compensation cost related to stock based compensation of approximately $700,000 and $447,000 for the quarters ended March 31, 2006 and 2005, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock

Under the Plan, the Company’s Compensation Committee of the Board of Directors has granted restricted stock to employees and non-employee directors. The employees’ shares vest over four years and the directors’ shares vest over one year. Until the shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in its restricted stock for the quarter ended March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, January 1, 2006	472,000	$18.41
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested restricted shares, March 31, 2006	472,000	18.41

As of March 31, 2006, there was approximately $5.7 million of unrecognized compensation cost related to non-vested restricted shares. This cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

Options granted under the Stock Incentive Plan have a maximum ten-year term and vest over a period of four years. The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2006	155,625	$12.93
Granted	—	—
Exercised	(5,000)	13.19
Forfeited/expired	—	—

Options outstanding, March 31, 2006	150,625	12.92	6.26	$825,000

Options exercisable, March 31, 2006	105,000	12.91	6.26	$575,000

The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $27,900 and $1,400, respectively. As of March 31, 2006, there was approximately $63,000 of unrecognized compensation cost related to non-vested stock options, which we expect to recognize completely in 2006.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management

The Management segment provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations, the WHG Funds, a family of institutional, no-load mutual funds, other mutual funds and clients of Trust.

Trust

The Trust segment provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that Trust sponsors.

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2006
Net revenues from external sources	$4,583	$1,928	$—	$—	$6,511
Net intersegment revenues	707	1	—	(708)	—
Income before income taxes	2,344	398	(699)	—	2,043
Segment assets	20,549	4,437	1,819	—	26,805
Segment goodwill	1,790	512	—	—	2,302

Three months ended March 31, 2005
Net revenues from external sources	$3,365	$1,717	$—	$—	$5,082
Net intersegment revenues	645	1	—	(646)	—
Income before income taxes	1,504	365	(448)	—	1,421
Segment assets	19,958	4,161	1,413	—	25,532
Segment goodwill	1,790	512	—	—	2,302

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact contained in this report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” concerning our financial position and liquidity, results of operations, prospects for future growth, and other matters are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in, or contemplated by, such forward-looking statements include the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Such risks include, without limitation, risks related to poor investment performance of the assets managed by us; risks related to our inability to capitalize on the costs we have recently incurred and are continuing to incur to develop some new asset classes and otherwise broaden Westwood’s capabilities; risks related to some members of our management being critical to our success and our inability to attract and retain key employees, which could compromise our future success; risks related to some of our executive officers having substantial influence over our investment policies; risks related to the negative performance of the securities markets; risks related to our business being dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal and the related risk of losing any of our clients on very short notice; risks related to having a small number of clients account for a substantial portion of our business; risks related to any event that negatively affects the asset management industry; risk related to the substantial cost and time required to introduce new asset classes in our industry; risks related to our inability to successfully and timely expand our asset classes; risks related to our business being subject to pervasive regulation with attendant costs of compliance and serious consequences for violations; risks related to potential misuse of assets and information in the possession of our investment professionals and employees; risks related to acquisitions, which may be part of our long-term business strategy and involve inherent risks that could compromise the success of the combined business and dilute the holdings of our stockholders; risks related to various factors hindering our ability to declare and pay dividends; risks related to our business being vulnerable to systems failures; risks related to our potential inability to fund our capital requirements; risks related to the indemnification obligations contained in the tax separation agreement that we entered into with SWS and that neither party may be able to satisfy; and risks related to certain provisions in our charter documents discouraging a third party from acquiring control of us.

Overview

Westwood Holdings Group, Inc. (“Westwood”) manages investment assets and provides services for its clients through its two subsidiaries, Westwood Management Corp. (“Management”) and Westwood Trust (“Trust”). Management provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations, the WHG Funds, a family of institutional, no-load mutual funds, other mutual funds and clients of Trust. Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods ten years and longer, our principal asset classes have consistently ranked above the median in performance within their peer groups.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages its clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter, quarterly in arrears based on the assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in our financial statements.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management, which in turn is influenced by the complexity of the operations of the trust and the services provided. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Most trust fees are paid quarterly in advance and are recognized as services are rendered. Since the majority of Westwood Trusts’ advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in our financial statements.

Our other revenues generally consist of interest income, investment income and consulting fees. We invest most of our cash in money market funds, although we do invest smaller amounts in bonds and equity instruments. The most significant component of our other revenues is consulting fees paid to us by Gabelli Advisers, Inc.

Assets Under Management

Assets under management increased $1.3 billion, or 31.4%, to $5.4 billion at March 31, 2006, compared with $4.1 billion at March 31, 2005. Average assets under management for the first quarter of 2006 were $5.1 billion compared to $4.0 billion for the first quarter of 2005, an increase of 27.4%. The increase in period ending assets under management was principally attributable to asset inflows from new clients and market appreciation of assets under management, partially offset by the withdrawal of assets by certain clients. The following table sets forth Management’s and Trust’s assets under management as of March 31, 2006 and March 31, 2005:

	As of March 31, (1) (in millions)		% Change
	2006	2005	March 31, 2006 vs. March 31, 2005
Westwood Management Corp.
Separate Accounts	$2,512	$1,824	37.7%
Subadvisory	851	638	33.4
Westwood Funds	375	359	4.5
Managed Accounts	286	173	65.3

Total	4,024	2,994	34.4

Westwood Trust
Commingled Funds	1,057	905	16.8
Private Accounts	224	138	62.3
Agency/Custody Accounts	60	45	33.3

Total	1,341	1,088	23.3

Total Assets Under Management	$5,365	$4,082	31.4%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $169 million and $195 million as of March 31, 2006 and 2005, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

Management. In the preceding table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement accounts, Taft Hartley plans, endowments, foundations, individuals and the WHG Funds. “Subadvisory” represents relationships where Management provides investment management services for funds offered by other financial institutions. “Westwood Funds” represent the family of mutual funds for which Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Management’s products to their customers.

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three months ended March 31, 2006 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three months ended March 31,		% Change Three months ended March 31, 2006 vs. March 31, 2005
	2006	2005
Revenues
Advisory fees	$4,179	$3,191	31.0%
Trust fees	1,898	1,703	11.5
Other revenues	434	188	130.9

Total revenues	6,511	5,082	28.1

Expenses
Employee compensation and benefits	3,191	2,598	22.8
Sales and marketing	188	82	129.3
Information technology	242	185	30.8
Professional services	353	319	10.7
General and administrative	494	477	3.6

Total expenses	4,468	3,661	22.0

Income before income taxes	2,043	1,421	43.8
Provision for income taxes	786	546	44.0

Income from continuing operations	1,257	875	43.7
Cumulative effect of change in accounting principle, net of tax	39	—	N/A

Net income	$1,296	$875	48.1%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Total Revenues. Our total revenues increased by 28.1% to $6.5 million for the three months ended March 31, 2006 compared with $5.1 million for the three months ended March 31, 2005. Advisory fees increased by 31.0% to $4.2 million for the three months ended March 31, 2006 compared with $3.2 million for the three months ended March 31, 2005, primarily as a result of increased average assets under management by Westwood Management due to inflows from new clients and market appreciation of assets. These increases were offset somewhat by the withdrawal of assets by certain clients. Trust fees increased by 11.5% to $1.9 million for the three months ended March 31, 2006 compared with $1.7 million for the three months ended March 31, 2005, primarily as a result of increased average assets under management by Westwood Trust due to inflows from new and existing clients and market appreciation of assets, offset in part by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income and consulting fees, increased by 130.9% to $434,000 for the three months ended March 31, 2006 compared with $188,000 for the three months ended March 31, 2005. Other revenues increased primarily as a result of increased mark to market value recorded on the Company’s investments, increased interest and dividends from the Company’s investments, increased realized gains from the Company’s investments and an increase in consulting revenue.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 22.8% to $3.2 million for the three months ended March 31, 2006 compared with $2.6 million for the three months ended March 31, 2005. This increase resulted primarily from an increase of approximately $254,000 in restricted stock expense due to additional restricted stock grants in July 2005, increased salary expense due to increased headcount and salary increases for certain employees, increased incentive compensation expense, increased payroll taxes related to the increases in salary and incentive compensation expense and increased employee health insurance expense. We had 47 full-time employees as of March 31, 2006 compared to 45 full-time employees as of March 31, 2005.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct and consultant marketing, mutual fund marketing expenses and advertising costs. Sales and marketing costs increased by 129.3% to $188,000 for the three months ended March 31, 2006 compared with $82,000 for the three months ended March 31, 2005. The increase is primarily the result of expenses incurred this year related to the recently launched WHG Funds, increased entertainment expense and increased travel costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 30.8% to $242,000 for the three months ended March 31, 2006 compared with $185,000 for the three months ended March 31, 2005. The increase is primarily due to the costs of deploying new computing equipment and other system maintenance, increased software costs related to the upgrade of a critical application and start-up costs related to the WHG Funds website.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 10.7% to $353,000 for the three months ended March 31, 2006 compared with $319,000 for the three months ended March 31, 2005. The increase is primarily the result of higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and an increase in legal expense. These increases were partially offset by a reduction in audit expense due to reduced external audit and Sarbanes-Oxley costs resulting from our change in external auditors for the fiscal year 2006.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 3.6% to $494,000 for the three months ended March 31, 2006 compared with $477,000 for the three months ended March 31, 2005. The increase is primarily due to an increase in the fees paid to the Company’s independent directors and current period costs related to an investor and analyst conference. These increases were partially offset by a decrease in custody expense related to prior year expense for asset inflows, a reduction in other expenses and a reduction in office supplies expense related to costs incurred in the 2005 period related to furnishing the Company’s office.

Provision for Income Tax Expense. Provision for income tax expense increased by 44.0% to $786,000 for the three months ended March 31, 2006 compared with $546,000 for the three months ended March 31, 2005. The effective tax rate was 38.4% for the three months ended March 31, 2006 and March 31, 2005.

Cumulative Effect of a Change in Accounting Principle, Net of Tax. In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. The Company has applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares it has issued and accounted for forfeitures as they occurred. Under SFAS No. 123 (R) we are required to estimate the effect of forfeitures. As a result, on January 1, 2006 the Company recorded a cumulative effect of a change in accounting principle totaling $39,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2005 that is in excess of what the Company estimates will vest.

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2006, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2006, cash flow used in operating activities, principally our investment advisory business, was $748,000. At March 31, 2006, we had working capital of $19.1 million. Cash flow provided by investing activities during the three months ended March 31, 2006 of $405,000 was primarily related to net sales of investments to fund annual incentive compensation payments and other cash requirements. Cash flow used in financing activities during the three months ended March 31, 2006 of $473,000 was primarily due to cash dividends paid and was partially offset by proceeds from the issuance of common stock related to the exercise of stock options.

We had cash and investments, net of dividends payable, of $18.2 million at March 31, 2006, compared to $19.2 million at December 31, 2005. Dividends payable were $539,000 as of March 31, 2006 and December 31, 2005. We had no liabilities for borrowed money at March 31, 2006.

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

Contractual Obligations

There have been no significant changes in the Company’s contractual obligations since December 31, 2005.

Recent Accounting Pronouncements

None.

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates since December 31, 2005.

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

ITEM 1A. RISK FACTORS

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects, and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2006	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer