Form 10-Q
period 2006-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2006-07-27
CIK 1165002

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2006.

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

Common Stock, $0.01 Par Value — 6,395,397 shares as of July 24, 2006.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and December 31, 2005

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,850	$1,897
Accounts receivable	2,411	2,452
Investments, at market value	18,469	17,878
Other current assets	347	410

Total current assets	24,077	22,637
Goodwill	2,302	2,302
Deferred income taxes	1,426	817
Property and equipment, net of accumulated depreciation of $654 and $523	1,410	1,554

Total assets	$29,215	$27,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$621	$715
Dividends payable	575	539
Compensation and benefits payable	1,807	2,980
Income taxes payable	771	694
Other current liabilities	9	7

Total current liabilities	3,783	4,935
Deferred rent	769	816

Total liabilities	4,552	5,751

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 6,389,147 shares at June 30, 2006; issued and outstanding 5,986,647 shares at December 31, 2005	64	60
Additional paid-in capital	16,819	21,459
Unamortized stock compensation	—	(6,572)
Retained earnings	7,780	6,612

Total stockholders’ equity	24,663	21,559

Total liabilities and stockholders’ equity	$29,215	$27,310

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES:
Advisory fees	$4,311	$3,309	$8,490	$6,500
Trust fees	2,042	1,668	3,940	3,371
Other revenues	286	276	720	464

Total revenues	6,639	5,253	13,150	10,335

EXPENSES:
Employee compensation and benefits	3,730	2,681	6,921	5,279
Sales and marketing	177	145	365	227
Information technology	220	192	462	377
Professional services	375	274	728	593
General and administrative	520	435	1,014	912

Total expenses	5,022	3,727	9,490	7,388

Income before income taxes	1,617	1,526	3,660	2,947
Provision for income taxes	631	589	1,417	1,135

Income before cumulative effect of accounting change	986	937	2,243	1,812
Cumulative effect of change in accounting principle, net of income taxes of $21	—	—	39	—

Net income	$986	$937	$2,282	$1,812

Earnings per share:
Basic:
Continuing operations	$0.18	$0.17	$0.41	$0.33
Cumulative effect of an accounting change	—	—	—	—

Net income	$0.18	$0.17	$0.41	$0.33

Diluted:
Continuing operations	$0.18	$0.17	$0.40	$0.32
Cumulative effect of an accounting change	—	—	0.01	—

Net income	$0.18	$0.17	$0.41	$0.32

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Unamortized Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2006	5,986,647	$60	$21,459	$(6,572)	$6,612	$21,559
Net income					2,282	2,282
Issuance of restricted stock	397,000	4	(4)			—
Reversal of unamortized stock compensation due to FAS 123 (R) implementation			(6,572)	6,572		—
Dividends declared ($0.18 per share)					(1,114)	(1,114)
Amortization of stock compensation			1,765			1,765
Stock options vested			122			122
Tax benefit related to equity compensation			37			37
Stock options exercised	5,500	—	72			72
Cumulative effect of change in accounting principle			(60)			(60)

BALANCE, June 30, 2006	6,389,147	$64	$16,819	$—	$7,780	$24,663

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,282	$1,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	135
Unrealized gains on investments	(110)	(99)
Stock option expense	122	125
Restricted stock amortization	1,765	800
Deferred income taxes	(630)	(301)
Cumulative effect of change in accounting principle	(39)	—
Net purchases of investments – trading securities	(129)	(52)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	41	(134)
Decrease in other current assets	55	170
Decrease in accounts payable and accrued liabilities	(94)	(17)
Decrease in compensation and benefits payable	(1,173)	(1,126)
Increase in income taxes payable	114	126
Increase in other liabilities	9	53

Net cash provided by operating activities	2,351	1,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(2,775)	(1,982)
Sales of money market funds – available for sale	2,423	2,233
Purchase of property and equipment	(40)	(52)

Net cash (used in) provided by investing activities	(392)	199

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	72	165
Cash dividends	(1,078)	(920)

Net cash used in financing activities	(1,006)	(755)

NET INCREASE IN CASH	953	936
Cash and cash equivalents, beginning of period	1,897	720

Cash and cash equivalents, end of period	$2,850	$1,656

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,934	$1,310
Cancellation of restricted stock	—	(140)
Tax benefit allocated directly to equity	37	16

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2006, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006 or any future period.

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

Reclassifications

Reclassifications of prior period amounts in the statement of cash flows have been made to conform to the current period presentation of net purchases of investments-trading securities.

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

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments have been determined by the Company using available information. The fair value amounts discussed in Note 3 are not necessarily indicative of either the amounts the Company would realize upon disposition of these instruments or the Company’s intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual funds and common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, primarily money market accounts, equals their fair value, which is equal to the net asset value of the shares held as reported by the fund. The market values of the Company’s money market holdings generally do not fluctuate.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2006 and 2005, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands, except share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$986	$937	$2,282	$1,812
Weighted average shares outstanding – basic	5,520,053	5,422,040	5,518,347	5,418,484
Dilutive potential shares from stock options	46,766	34,951	47,381	39,089
Dilutive potential shares from restricted shares	—	111,757	—	123,168

Weighted average shares outstanding – diluted	5,566,819	5,568,748	5,565,728	5,580,741

Stock Based Compensation

The Company accounts for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123 Revised (“SFAS No. 123R”). Under SFAS No. 123R, stock based compensation expense reflects the fair value of stock based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We have elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant-date fair value as required by SFAS No. 123R. The Company has issued restricted stock and stock options in accordance with its Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan. We value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2006:
U.S. Government and Government agency obligations	$1,809	$—	$—	$1,809
Funds:
Money market	13,164	—	—	13,164
Equity and fixed income	3,197	299	—	3,496

Marketable securities	$18,170	$299	$—	$18,469

December 31, 2005:
U.S. Government and Government agency obligations	$1,686	$—	$—	$1,686
Funds:
Money market	13,206	—	—	13,206
Equity and fixed income	2,797	189	—	2,986

Marketable securities	$17,689	$189	$—	$17,878

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4. EQUITY:

On May 25, 2006, under the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, the Company granted an aggregate of 400,000 shares of performance-based restricted stock to its Chief Investment Officer and Chief Executive Officer, which are subject to vesting conditions as described in “Note 5. Stock Based Compensation”.

On April 27, 2006, the Company declared a quarterly cash dividend of $0.09 per share on common stock payable on July 3, 2006 to stockholders of record on June 15, 2006.

On February 7, 2006, the Company declared a quarterly cash dividend of $0.09 per share on common stock payable on April 3, 2006 to stockholders of record on March 15, 2006.

The Company eliminated its unamortized stock compensation balance against additional paid in capital as required by SFAS 123R.

5. STOCK BASED COMPENSATION

The Company recorded certain adjustments to comply with SFAS 123R. Since the Company accounted for forfeitures of equity based awards as they occurred instead of estimating the effect of forfeitures when applying the original Statement of Financial Accounting Standards No. 123, on January 1, 2006 the Company recorded a cumulative effect of a change in accounting principle totaling $39,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2005 that was in excess of what the Company estimates will vest. The difference between the amount of stock based compensation expense recorded in continuing operations in the first half of 2006 using estimated forfeitures was not materially different than it would have been had the Company not estimated forfeitures.

The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees and directors of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the predecessor plans to the Plan) may not exceed 1,948,100 shares. In the event of a change in control of the Company, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At June 30, 2006 approximately 800,000 shares remain available for issuance under the Plan. The Company recognized total compensation cost related to stock based compensation of approximately $1,887,000 and $925,000 for the six months ended June 30, 2006 and 2005, respectively.

Restricted Stock

Under the Plan, the Company’s Compensation Committee of the Board of Directors has granted restricted stock to employees and non-employee directors and performance-based restricted stock to the Chief Executive Officer and Chief Investment Officer. The employees’ shares vest over four years, the directors’ shares vest over one year and the performance-based shares will vest annually over the next four years for shares granted to the Chief Executive Officer and over the next six years for shares granted to the Chief Investment Officer, provided annual performance goals, established by the compensation committee, are met. For the first vesting year, 2006, the officer will become vested in the applicable percentage of his or her restricted shares if Westwood’s adjusted pre-tax income for 2006 is at least 10% greater than Westwood’s adjusted pre-tax income for the 2005 year. In each subsequent year during the applicable vesting period, the compensation committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income. If, in any year during the vesting period, the performance goal is not met, the compensation committee may establish a goal for a subsequent vesting period, which, if achieved or exceeded, may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. In no event, however, will the maximum number of shares which may become vested over the vesting period exceed 100,000 shares, in the case of our chief executive officer, and 300,000 shares, in the case of our chief investment officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed. Until restricted shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in its restricted stock for the six months ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, January 1, 2006	472,000	$18.41
Granted	400,000	18.81
Vested	—	—
Forfeited	(3,000)	18.29

Non-vested restricted shares, June 30, 2006	869,000	18.59

As of June 30, 2006, there was approximately $12.1 million of unrecognized compensation cost related to non-vested restricted shares. This cost is expected to be recognized over a weighted average period of 2.6 years.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

Options granted under the Plan have a maximum ten-year term and vest over a period of four years. The following table sets forth the summary of option activity under our stock option program for the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2006	155,625	$12.93
Granted	—	—
Exercised	(5,500)	13.16
Forfeited/expired	—	—

Options outstanding, June 30, 2006	150,125	12.92	6.01	$822,000

Options exercisable, June 30, 2006	104,500	12.92	6.01	$572,000

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $37,300 and $51,300, respectively. As of June 30, 2006, there was approximately $3,500 of unrecognized compensation cost related to non-vested stock options, which we expect to recognize completely in 2006.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2006
Net revenues from external sources	$4,559	$2,080	$—	$—	$6,639
Net intersegment revenues	758	2	—	(760)	—
Income before income taxes	2,338	467	(1,188)	—	1,617
Segment assets	21,786	4,475	2,954	—	29,215
Segment goodwill	1,790	512	—	—	2,302

Three months ended June 30, 2005
Net revenues from external sources	$3,564	$1,689	$—	$—	$5,253
Net intersegment revenues	701	2	—	(703)	—
Income before income taxes	1,712	291	(477)	—	1,526
Segment assets	21,291	4,208	1,719	—	27,218
Segment goodwill	1,790	512	—	—	2,302

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Six months ended June 30, 2006
Net revenues from external sources	$9,142	$4,008	$—	$—	$13,150
Net intersegment revenues	1,465	3	—	(1,468)	—
Income before income taxes	4,682	865	(1,887)	—	3,660
Segment assets	21,786	4,475	2,954	—	29,215
Segment goodwill	1,790	512	—	—	2,302

Six months ended June 30, 2005
Net revenues from external sources	$6,929	$3,406	$—	$—	$10,335
Net intersegment revenues	1,346	3	—	(1,349)	—
Income before income taxes	3,216	656	(925)	—	2,947
Segment assets	21,291	4,208	1,719	—	27,218
Segment goodwill	1,790	512	—	—	2,302

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

Assets Under Management

Assets under management increased $1.1 billion, or 26.5%, to $5.4 billion at June 30, 2006, compared with $4.3 billion at June 30, 2005. Average assets under management for the second quarter of 2006 were $5.4 billion compared to $4.2 billion for the second quarter of 2005, an increase of 28.9%. The increase in period ending assets under management was principally attributable to asset inflows from new and existing clients and market appreciation of assets under management, partially offset by the withdrawal of assets by certain clients. The following table sets forth Management’s and Trust’s assets under management as of June 30, 2006 and June 30, 2005:

	As of June 30, (1) (in millions)		% Change
	2006	2005	June 30, 2006 vs. June 30, 2005
Westwood Management Corp.
Separate Accounts	$2,538	$1,972	28.7%
Subadvisory	882	655	34.7
Westwood Funds	365	358	2.0
Managed Accounts	286	158	81.0

Total	4,071	3,143	29.5

Westwood Trust
Commingled Funds	1,076	941	14.3
Private Accounts	215	149	44.3
Agency/Custody Accounts	54	48	12.5

Total	1,345	1,138	18.2

Total Assets Under Management	$5,416	$4,281	26.5%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $162 million and $166 million as of June 30, 2006 and 2005, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and six months ended June 30, 2006 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three months ended June 30,		Six months ended June 30,		% Change
					Three months ended June 30, 2006 vs. June 30, 2005	Six months ended June 30, 2006 vs. June 30, 2005
	2006	2005	2006	2005
Revenues
Advisory fees	$4,311	$3,309	$8,490	$6,500	30.3%	30.6%
Trust fees	2,042	1,668	3,940	3,371	22.4	16.9
Other revenues	286	276	720	464	3.6	55.2

Total revenues	6,639	5,253	13,150	10,335	26.4	27.2

Expenses
Employee compensation and benefits	3,730	2,681	6,921	5,279	39.1	31.1
Sales and marketing	177	145	365	227	22.1	60.8
Information technology	220	192	462	377	14.6	22.5
Professional services	375	274	728	593	36.9	22.8
General and administrative	520	435	1,014	912	19.5	11.2

Total expenses	5,022	3,727	9,490	7,388	34.7	28.5

Income before income taxes	1,617	1,526	3,660	2,947	6.0	24.2
Provision for income taxes	631	589	1,417	1,135	7.1	24.8

Income from continuing operations	986	937	2,243	1,812	5.2	23.8
Cumulative effect of change in accounting principle, net of tax	—	—	39	—	N/A	N/A

Net income	$986	$937	$2,282	$1,812	5.2%	25.9%

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Total Revenues. Our total revenues increased by 26.4% to $6.6 million for the three months ended June 30, 2006 compared with $5.3 million for the three months ended June 30, 2005. Advisory fees increased by 30.3% to $4.3 million for the three months ended June 30, 2006 compared with $3.3 million for the three months ended June 30, 2005, primarily as a result of increased average assets under management by Westwood Management due to inflows from new clients and market appreciation of assets. These increases were partially offset by the withdrawal of assets by certain clients. Trust fees increased by 22.4% to $2.0 million for the three months ended June 30, 2006 compared with $1.7 million for the three months ended June 30, 2005, primarily as a result of increased average assets under management by Westwood Trust due to inflows from new and existing clients and market appreciation of assets, offset in part by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income and consulting fees, increased by 3.6% to $286,000 for the three months ended June 30, 2006 compared with $276,000 for the three months ended June 30, 2005. Other revenues increased primarily as a result of increased interest and dividends from the Company’s investments, increased realized gains from the Company’s investments and an increase in consulting revenue. A decrease in mark to market value recorded on the Company’s investments partially offset these increases.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 39.1% to $3.7 million for the three months ended June 30, 2006 compared with $2.7 million for the three months ended June 30, 2005. The largest component of this increase was an increase of approximately $711,000 in restricted stock expense due to additional restricted stock grants in July 2005 and grants of performance-based restricted stock to our Chief Executive Officer and Chief Investment Officer in May 2006. In the second quarter of 2006, we concluded that it is probable that we will meet the performance goal required in order for the applicable percentage of these performance-based shares to vest for 2006. As a result, we recognized expense of approximately $470,000 in the second quarter of 2006 related to the expected vesting of these shares. We expect to recognize a similar amount in the third and fourth quarters of 2006 related to these performance-based restricted stock grants. In addition, we will begin to recognize in the third quarter of 2006 expense related to grants of restricted stock made to other key employees in July 2006. Other components of the increase in employee compensation and benefits costs were increased salary expense due to salary increases for certain employees and increased headcount and increased incentive compensation expense. We had 48 full-time employees as of June 30, 2006 compared to 45 full-time employees as of June 30, 2005.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct and consultant marketing, mutual fund marketing expenses and advertising costs. Sales and marketing costs increased by 22.1% to $177,000 for the three months ended June 30, 2006 compared with $145,000 for the three months ended June 30, 2005. The increase is primarily the result of expenses incurred this year related to the recently launched WHG Funds and increased direct marketing expense.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 14.6% to $220,000 for the three months ended June 30, 2006 compared with $192,000 for the three months ended June 30, 2005. The increase is primarily due to the costs related to a new performance measurement service and increased expense for system maintenance.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 36.9% to $375,000 for the three months ended June 30, 2006 compared with $274,000 for the three months ended June 30, 2005. The increase is primarily due to increased legal expense, higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and adjustments related to prior year audit costs. These increases were partially offset by a reduction in audit expense due to reduced external audit and Sarbanes-Oxley costs resulting from our change in external auditors for the fiscal year 2006.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 19.5% to $520,000 for the three months ended June 30, 2006 compared with $435,000 for the three months ended June 30, 2005. The increase is primarily due to increased charitable contributions, an increase in the fees paid to the Company’s independent directors, an increase in occupancy costs, an increase in custody expense related to asset inflows, an increase in office supplies expense and an increase in employee training costs.

Provision for Income Tax Expense. Provision for income tax expense increased by 7.1% to $631,000 for the three months ended June 30, 2006 compared with $589,000 for the three months ended June 30, 2005. The effective tax rate was 39.1% and 38.6% for the three months ended June 30, 2006 and June 30, 2005, respectively.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Total Revenues. Our total revenues increased by 27.2% to $13.2 million for the six months ended June 30, 2006 compared with $10.3 million for the six months ended June 30, 2005. Advisory fees increased by 30.6% to $8.5 million for the six months ended June 30, 2006 compared with $6.5 million for the six months ended June 30, 2005, primarily as a result of increased average assets under management by Westwood Management due to inflows from new clients and market appreciation of assets. These increases were offset somewhat by the withdrawal of assets by certain clients. Trust fees increased by 16.9% to $3.9 million for the six months ended June 30, 2006 compared with $3.4 million for the six months ended June 30, 2005, primarily as a result of increased average assets under management by Westwood Trust due to inflows from new and existing clients and market appreciation of assets, offset in part by the withdrawal of assets by certain clients. Other revenues increased by 55.2% to $720,000 for the six months ended June 30, 2006 compared with $464,000 for the six months ended June 30, 2005. Other revenues increased primarily as a result of increased interest and dividends from the Company’s investments, increased realized gains from the Company’s investments, an increase in consulting revenue and increased mark to market value recorded on the Company’s investments.

Employee Compensation and Benefits. Employee compensation and benefits increased by 31.1% to $6.9 million for the six months ended June 30, 2006 compared with $5.3 million for the six months ended June 30, 2005. This increase resulted primarily from an increase of approximately $965,000 in restricted stock expense due to additional restricted stock grants in May 2006 and July 2005, increased salary expense due to increased headcount and salary increases for certain employees, increased incentive compensation expense, increased payroll taxes related to the increases in salary and incentive compensation expense and increased employee health insurance expense. We had 48 full-time employees as of June 30, 2006 compared to 45 full-time employees as of June 30, 2005.

Sales and Marketing. Sales and marketing costs increased by 60.8% to $365,000 for the six months ended June 30, 2006 compared with $227,000 for the six months ended June 30, 2005. The increase is primarily the result of expenses incurred this year related to the recently launched WHG Funds, increased direct marketing expenses, increased entertainment expense and increased travel costs.

Information Technology. Information technology costs increased by 22.5% to $462,000 for the six months ended June 30, 2006 compared with $377,000 for the six months ended June 30, 2005. The increase is primarily due to the costs of deploying new computing equipment and other system maintenance, increased software costs related to the upgrade of a critical application and costs related to a new performance measurement service.

Professional Services. Professional services expenses increased by 22.8% to $728,000 for the six months ended June 30, 2006 compared with $593,000 for the six months ended June 30, 2005. The increase is primarily the result of higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and an increase in legal expense. These increases were partially offset by a reduction in audit expense due to reduced external audit and Sarbanes-Oxley costs resulting from our change in external auditors for the fiscal year 2006.

General and Administrative. General and administrative expenses increased by 11.2% to $1.0 million for the six months ended June 30, 2006 compared with $912,000 for the six months ended June 30, 2005. The increase is primarily due to an increase in the fees paid to the Company’s independent directors, an increase in charitable contributions, current period costs related to an investor and analyst conference, an increase in occupancy costs and an increase in employee training costs.

Provision for Income Tax Expense. Provision for income tax expense increased by 24.8% to $1.4 million for the six months ended June 30, 2006 compared with $1.1 million for the six months ended June 30, 2005. The effective tax rate was 38.7% and 38.5% for the six months ended June 30, 2006 and June 30, 2005, respectively.

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

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2006, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2006, cash flow provided by operating activities, principally our investment advisory business, was $2.4 million. At June 30, 2006, we had working capital of $20.3 million. Cash flow used in investing activities during the six months ended June 30, 2006 of $392,000 was primarily related to net purchases of investments. Cash flow used in financing activities during the six months ended June 30, 2006 of $1.0 million was primarily due to cash dividends paid and was partially offset by proceeds from the issuance of common stock related to the exercise of stock options.

We had cash and investments, net of dividends payable, of $20.7 million at June 30, 2006, compared to $19.2 million at December 31, 2005. Dividends payable were $575,000 and $539,000 as of June 30, 2006 and December 31, 2005, respectively. We had no liabilities for borrowed money at June 30, 2006.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Interpretation No. 48 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have evaluated the positions in the tax returns we have filed and the amounts comprising our deferred tax assets and do not believe that FIN 48 will have a material impact on our financial statements.

The state of Texas recently passed House Bill 3 (HB 3), which revises the existing franchise tax system to create a new tax on virtually all Texas businesses. Starting in the fiscal year 2007, HB 3 changes the franchise tax base, lowers the tax rate and extends coverage to active businesses receiving state law liability protection. The Company has been subject to Texas franchise taxes and expects HB 3 to have an impact on its provision for income taxes, but has not determined the extent of this impact.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Westwood Holdings Group, Inc. was held on April 27, 2006 in Dallas, Texas, for the purpose of considering and acting upon the following:

(a)	Election of directors. The stockholders elected the following directors to hold office until the next annual meeting or until their respective successors shall have been duly elected and qualified.

Nominee	For	Withheld
Susan M. Byrne	5,549,538	5,079
Brian O. Casey	5,549,538	5,079
Tom C. Davis	5,516,841	37,776
Richard M. Frank	5,549,523	5,094
Frederick R. Meyer	5,517,113	37,504
Jon L. Mosle, Jr.	5,516,836	37,781
Raymond E. Wooldridge	5,517,482	37,135

(b)	The ratification of Grant Thornton LLP as the Company’s independent auditors for the year ending December 31, 2006.

For	Against	Abstain
5,553,872	449	297

(c)	Approval of the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan.

For	Against	Abstain
3,452,409	1,524,903	3,972

(d)	Approval of performance-based annual incentive awards.

For	Against	Abstain
5,573,222	10,183	1,089

(e)	Approval of performance-based restricted stock goals.

For	Against	Abstain
4,734,024	243,494	3,766

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2006	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer