Form 10-Q
period 2006-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2006-10-26
CIK 1165002

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission file number 1-31234

WESTWOOD HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2969997
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Common Stock, $0.01 Par Value — 6,631,431 shares as of October 24, 2006.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,772	$1,897
Accounts receivable	2,504	2,452
Investments, at market value	15,343	17,878
Other current assets	533	410

Total current assets	26,152	22,637
Goodwill	2,302	2,302
Deferred income taxes	1,092	817
Property and equipment, net of accumulated depreciation of $718 and $523	1,334	1,554

Total assets	$30,880	$27,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$652	$715
Dividends payable	6,630	539
Compensation and benefits payable	1,896	2,980
Income taxes payable	47	694
Other current liabilities	9	7

Total current liabilities	9,234	4,935
Deferred rent	741	816

Total liabilities	9,975	5,751

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 6,630,056 shares at September 30, 2006; issued and outstanding 5,986,647 shares at December 31, 2005	66	60
Additional paid-in capital	18,768	21,459
Unamortized stock compensation	—	(6,572)
Retained earnings	2,071	6,612

Total stockholders’ equity	20,905	21,559

Total liabilities and stockholders’ equity	$30,880	$27,310

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES:
Advisory fees	$4,391	$3,466	$12,881	$9,966
Trust fees	2,086	1,773	6,026	5,144
Other revenues	418	315	1,138	779

Total revenues	6,895	5,554	20,045	15,889

EXPENSES:
Employee compensation and benefits	4,058	3,049	10,979	8,328
Sales and marketing	148	110	431	337
WHG mutual funds	80	—	167	—
Information technology	225	199	682	576
Professional services	312	315	1,040	908
General and administrative	508	448	1,522	1,360

Total expenses	5,331	4,121	14,821	11,509

Income before income taxes	1,564	1,433	5,224	4,380
Provision for income taxes	643	619	2,060	1,754

Income before cumulative effect of accounting change	921	814	3,164	2,626
Cumulative effect of change in accounting principle, net of income taxes of $21	—	—	39	—

Net income	$921	$814	$3,203	$2,626

Earnings per share:
Basic:
Continuing operations	$0.16	$0.15	$0.58	$0.48
Cumulative effect of an accounting change	—	—	—	—

Net income	$0.16	$0.15	$0.58	$0.48

Diluted:
Continuing operations	$0.16	$0.15	$0.56	$0.48
Cumulative effect of an accounting change	—	—	0.01	—

Net income	$0.16	$0.15	$0.57	$0.48

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Addi- tional Paid-In Capital	Unamort- ized Stock Compen- sation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2006	5,986,647	$60	$21,459	$(6,572)	$6,612	$21,559
Net income					3,203	3,203
Issuance of restricted stock	620,784	6	(6)			—
Reversal of unamortized stock compensation due to FAS 123 (R) implementation			(6,572)	6,572		—
Dividends declared ($1.18 per share)					(7,744)	(7,744)
Restricted stock amortization			3,152			3,152
Stock options vested			122			122
Tax benefit related to equity compensation			380			380
Stock options exercised	22,625	—	293			293
Cumulative effect of change in accounting principle			(60)			(60)

BALANCE, September 30, 2006	6,630,056	$66	$18,768	$—	$2,071	$20,905

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,203	$2,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	203
Unrealized losses (gains) on investments	13	(132)
Stock option expense	122	188
Restricted stock amortization	3,152	1,457
Deferred income taxes	(296)	(53)
Cumulative effect of change in accounting principle	(39)	—
Net purchases of investments – trading securities	(788)	(469)
Change in operating assets and liabilities:
Accounts receivable	(52)	(420)
Other current assets	(129)	(19)
Accounts payable and accrued liabilities	(63)	92
Compensation and benefits payable	(1,084)	(719)
Income taxes payable	(286)	358
Other liabilities	8	105

Net cash provided by operating activities	3,963	3,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(5,536)	(3,574)
Sales of money market funds – available for sale	8,846	6,718
Purchase of property and equipment	(57)	(57)

Net cash provided by investing activities	3,253	3,087

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits from stock based compensation	19	—
Proceeds from exercise of stock options	293	261
Cash dividends	(1,653)	(1,381)

Net cash used in financing activities	(1,341)	(1,120)

NET INCREASE IN CASH	5,875	5,184
Cash and cash equivalents, beginning of period	1,897	720

Cash and cash equivalents, end of period	$7,772	$5,904

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,622	$1,448
Issuance of restricted stock	11,507	3,866
Tax benefit allocated directly to equity	380	150

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2006, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Refer to the accounting policies described in the notes to the Company’s annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006 or any future period.

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

Goodwill

During the third quarter of 2006, the Company completed its annual impairment assessment as required by SFAS 142. No impairment loss was required. The Company performs its annual impairment assessment as of July 1.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2006 and 2005, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands, except share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$921	$814	$3,203	$2,626

Weighted average shares outstanding – basic	5,662,064	5,505,060	5,566,779	5,447,660
Dilutive potential shares from stock options	42,522	39,054	45,737	41,156
Dilutive potential shares from restricted shares	112,744	28,901	—	—

Weighted average shares outstanding – diluted	5,817,330	5,573,015	5,612,516	5,488,816

Stock Based Compensation

The Company accounts for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123 Revised (“SFAS No. 123R”). Under SFAS No. 123R, stock based compensation expense reflects the fair value of stock based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We have elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant-date fair value as required by SFAS No. 123R. SFAS No. 123R also requires us to report the benefits of tax deductions in excess of recognized compensation expense as a financing cash flow, rather than as an operating cash flow. The Company has issued restricted stock and stock options in accordance with its Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan. We value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially affected.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. INVESTMENTS:

Investments held as trading securities and investments held as available for sale securities are as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2006:
U.S. Government and Government agency obligations	$1,831	$—	$—	$1,831
Funds:
Money market	9,807	—	—	9,807
Equity and fixed income	3,529	176	—	3,705

Marketable securities	$15,167	$176	$—	$15,343

December 31, 2005:
U.S. Government and Government agency obligations	$1,686	$—	$—	$1,686
Funds:
Money market	13,206	—	—	13,206
Equity and fixed income	2,797	189	—	2,986

Marketable securities	$17,689	$189	$—	$17,878

All of these investments are carried at market value. The money market funds are available for sale securities. The other investments are trading securities.

4. EQUITY:

On July 27, 2006, the Company declared a special cash dividend of $0.85 per share as well as a quarterly cash dividend of $0.15 per common share payable on October 2, 2006 to stockholders of record on September 15, 2006.

On July 27, 2006, under the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, the Company granted an aggregate of 228,600 shares of restricted stock to certain employees and non-employee directors of the Company. These shares are subject to vesting conditions as described in “Note 5. Stock Based Compensation”.

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

5. STOCK BASED COMPENSATION

The Company recorded certain adjustments to comply with SFAS 123R. Since the Company accounted for forfeitures of equity based awards as they occurred instead of estimating the effect of forfeitures when applying the original Statement of Financial Accounting Standards No. 123, on January 1, 2006 the Company recorded a cumulative

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

effect of a change in accounting principle totaling $39,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2005 that was in excess of what the Company estimates will vest. The amount of stock based compensation expense recorded in continuing operations in the first nine months of 2006 using estimated forfeitures was approximately $56,000 less than it would have been had the Company not estimated forfeitures.

The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees and directors of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 1,948,100 shares. In the event of a change in control of the Company, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At September 30, 2006 approximately 580,000 shares remain available for issuance under the Plan. The Company recognized total compensation cost related to stock based compensation of approximately $3,274,000 and $1,644,000 for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized for stock based compensation arrangements was $883,000 and $470,000 for the nine months ended September 30, 2006 and 2005, respectively.

Restricted Stock

Under the Plan, the Company’s Compensation Committee of the Board of Directors has granted restricted stock to employees and non-employee directors and performance-based restricted stock to the Chief Executive Officer and Chief Investment Officer. The employees’ shares vest over four years, the directors’ shares vest over one year and the performance-based shares will vest annually over the next four years for shares granted to the Chief Executive Officer and over the next six years for shares granted to the Chief Investment Officer, provided annual performance goals, established by the compensation committee, are met. For the first vesting year, 2006, the officer will become vested in the applicable percentage of his or her restricted shares if Westwood’s adjusted pre-tax income for 2006 is at least 10% greater than Westwood’s adjusted pre-tax income for the 2005 year. In each subsequent year during the applicable vesting period, the compensation committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income. If, in any year during the vesting period, the performance goal is not met, the compensation committee may establish a goal for a subsequent vesting period, which, if achieved or exceeded, may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. In no event, however, will the maximum number of shares which may become vested over the vesting period exceed 100,000 shares, in the case of our Chief Executive Officer, and 300,000 shares, in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed. Until restricted shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in its restricted stock for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, January 1, 2006	472,000	$18.41
Granted	628,600	18.53
Vested	(130,621)	18.51
Forfeited	(7,816)	18.37

Non-vested restricted shares, September 30, 2006	962,163	18.48

The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $2.5 million and $1.3 million, respectively. As of September 30, 2006, there was approximately $14.7 million of unrecognized compensation cost related to non-vested restricted shares. This cost is expected to be recognized over a weighted average period of 2.7 years.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

Options granted under the Plan have a maximum ten-year term and vest over a period of four years. The following table sets forth the summary of option activity under our stock option program for the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2006	155,625	$12.93
Granted	—	—
Exercised	(22,625)	12.96
Forfeited/expired	—	—

Options outstanding, September 30, 2006	133,000	12.92	5.76	$728,000

Options exercisable, September 30, 2006	132,625	12.92	5.76	$726,000

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $140,600 and $89,800, respectively. Options exercised represent newly issued shares. As of September 30, 2006, there was approximately $3,000 of unrecognized compensation cost related to non-vested stock options, which we expect to recognize completely in 2006.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2006
Net revenues from external sources	$4,769	$2,126	$—	$—	$6,895
Net intersegment revenues	782	1	—	(783)	—
Income before income taxes	2,464	487	(1,387)	—	1,564
Segment assets	18,475	4,571	7,834	—	30,880
Segment goodwill	1,790	512	—	—	2,302

Three months ended September 30, 2005
Net revenues from external sources	$3,758	$1,796	$—	$—	$5,554
Net intersegment revenues	708	1	—	(709)	—
Income before income taxes	1,802	350	(719)	—	1,433
Segment assets	18,862	4,483	5,815	—	29,160
Segment goodwill	1,790	512	—	—	2,302

	Management	Trust	Other	Eliminations	Consolidated
	(in thousands)
Nine months ended September 30, 2006
Net revenues from external sources	$13,911	$6,134	$—	$—	$20,045
Net intersegment revenues	2,247	4	—	(2,251)	—
Income before income taxes	7,146	1,352	(3,274)	—	5,224
Segment assets	18,475	4,571	7,834	—	30,880
Segment goodwill	1,790	512	—	—	2,302

Nine months ended September 30, 2005
Net revenues from external sources	$10,687	$5,202	$—	$—	$15,889
Net intersegment revenues	2,054	4	—	(2,058)	—
Income before income taxes	5,018	1,006	(1,644)	—	4,380
Segment assets	18,862	4,483	5,815	—	29,160
Segment goodwill	1,790	512	—	—	2,302

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

Assets Under Management

Assets under management increased $1.1 billion, or 24.7%, to $5.7 billion at September 30, 2006, compared with $4.6 billion at September 30, 2005. Average assets under management for the third quarter of 2006 were $5.5 billion compared to $4.4 billion for the third quarter of 2005, an increase of 25.6%. The increase in period ending assets under management was principally attributable to asset inflows from new clients and market appreciation of assets under management, partially offset by the withdrawal of assets by certain clients. The following table sets forth Management’s and Trust’s assets under management as of September 30, 2006 and September 30, 2005:

	As of September 30, (1) (in millions)		% Change
	2006	2005	September 30, 2006 vs. September 30, 2005
Westwood Management Corp.
Separate Accounts	$2,563	$2,045	25.3%
Subadvisory	912	702	29.9
WHG Funds	93	—	—
Westwood Funds	373	369	1.1
Managed Accounts	292	220	32.6

Total	4,233	3,336	26.9

Westwood Trust
Commingled Funds	1,119	1,005	11.3
Private Accounts	210	169	24.3
Agency/Custody Accounts	120	45	166.7

Total	1,449	1,219	18.9

Total Assets Under Management	$5,682	$4,555	24.7%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $182 million and $164 million as of September 30, 2006 and 2005, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

Management. In the preceding table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement accounts, Taft Hartley plans, endowments, foundations and individuals. “Subadvisory” represents relationships where Management provides investment management services for funds offered by other financial institutions. “WHG Funds” represent the family of institutional mutual funds for which Management serves as advisor. “Westwood Funds” represent the family of mutual funds for which Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Management’s products to their customers.

Trust. In the preceding table, “Commingled Funds” represent funds that have been established to facilitate investment of fiduciary funds of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. “Private Accounts” represent discretionary accounts where Trust acts as trustee or agent and has full investment discretion. “Agency/Custody Accounts” represent non-discretionary accounts in which Trust provides agent or custodial services, but does not act in an advisory capacity. For certain assets in this category Trust provides limited custody services for a minimal or zero fee currently, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock that is being held in custody for clients currently, but will likely transfer to fee-generating managed assets during an intergenerational transfer of wealth at some point in the future.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2006 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2006 vs. September 30, 2005	Nine months ended September 30, 2006 vs. September 30, 2005
	2006	2005	2006	2005
Revenues
Advisory fees	$4,391	$3,466	$12,881	$9,966	26.7%	29.2%
Trust fees	2,086	1,773	6,026	5,144	17.7	17.1
Other revenues	418	315	1,138	779	32.7	46.1

Total revenues	6,895	5,554	20,045	15,889	24.1	26.2

Expenses
Employee compensation and benefits	4,058	3,049	10,979	8,328	33.1	31.8
Sales and marketing	148	110	431	337	34.5	27.9
WHG mutual funds	80	—	167	—	N/A	N/A
Information technology	225	199	682	576	13.1	18.4
Professional services	312	315	1,040	908	(1.0)	14.5
General and administrative	508	448	1,522	1,360	13.4	11.9

Total expenses	5,331	4,121	14,821	11,509	29.4	28.8

Income before income taxes	1,564	1,433	5,224	4,380	9.1	19.3
Provision for income taxes	643	619	2,060	1,754	3.9	17.4

Income from continuing operations	921	814	3,164	2,626	13.1	20.5
Cumulative effect of change in accounting principle, net of tax	—	—	39	—	N/A	N/A

Net income	$921	$814	$3,203	$2,626	13.1%	22.0%

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Total Revenues. Our total revenues increased by 24.1% to $6.9 million for the three months ended September 30, 2006 compared with $5.6 million for the three months ended September 30, 2005. Advisory fees increased by 26.7% to $4.4 million for the three months ended September 30, 2006 compared with $3.5 million for the three months ended September 30, 2005, primarily as a result of increased average assets under management by Westwood Management due to inflows from new clients and market appreciation of assets. These increases were partially offset by the withdrawal of assets by certain clients. Trust fees increased by 17.7% to $2.1 million for the three months ended September 30, 2006 compared with $1.8 million for the three months ended September 30, 2005, primarily as a result of increased average assets under management by Westwood Trust due to inflows from new and existing clients and market appreciation of assets, offset in part by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income and consulting fees, increased by 32.7% to $418,000 for the three months ended September 30, 2006 compared with $315,000 for the three months ended September 30, 2005. Other revenues increased primarily as a result of increased realized gains from the Company’s investments, increased interest and dividends from the Company’s investments and an increase in consulting revenue. A decrease in mark to market value recorded on the Company’s investments partially offset these increases.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 33.1% to $4.1 million for the three months ended September 30, 2006 compared with $3.0 million for the three months ended September 30, 2005. The largest component of this increase was an increase of approximately $730,000 in restricted stock expense due to additional restricted stock grants in July 2006 and grants of performance-based restricted stock to our Chief Executive Officer and Chief Investment Officer in May 2006. In the second quarter of 2006, we concluded that it is probable that we will meet the performance goal required in order for the applicable percentage of these performance-based shares to vest for 2006. As a result, we recognized expense of approximately $470,000 in each of the second and third quarters of 2006 related to the expected vesting of these shares. We expect to recognize a similar amount in the fourth quarter of 2006 related to these performance-based restricted stock grants. Other components of the increase in employee compensation and benefits costs were increased salary expense due to salary increases for certain employees and increased headcount, increased incentive compensation expense, increased 401(k) match expense and increased payroll tax expense. A decrease in compensation expense related to stock options partially offset these increases. We had 48 full-time employees as of September 30, 2006 compared to 47 full-time employees as of September 30, 2005.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct and consultant marketing and advertising costs. Sales and marketing costs increased by 34.5% to $148,000 for the three months ended September 30, 2006 compared with $110,000 for the three months ended September 30, 2005. The increase is primarily the result of increased entertainment and travel expenses.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distributing and administration efforts related to the WHG Mutual Funds. WHG Mutual Funds expenses were $80,000 for the three months ended September 30, 2006 compared with zero for the three months ended September 30, 2005 as the first of the funds was not launched until the fourth quarter of 2005. Currently, the largest component of these costs is fund expense reimbursements reflecting our partial subsidy of mutual fund expenses as we have capped the expense ratios for the funds in order to competitively position them in the defined contribution marketplace.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 13.1% to $225,000 for the three months ended September 30, 2006 compared with $199,000 for the three months ended September 30, 2005. The increase is primarily due to the costs related to a new performance measurement service for Trust clients, increased software maintenance costs and increased expense for system maintenance. Decreases in equipment related expense and website related expenses partially offset the increases.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses decreased by 1.0% to $312,000 for the three months ended September 30, 2006 compared with $315,000 for the three months ended September 30, 2005. The decrease is primarily due to a reduction in audit expense due to reduced external audit and Sarbanes-Oxley costs resulting from our change in external auditors for the fiscal year 2006 and decreased legal expense. These decreases were partially offset by higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 13.4% to $508,000 for the three months ended September 30, 2006 compared with $448,000 for the three months ended September 30, 2005. The increase is primarily due to an increase in the fees paid to the Company’s independent directors, increased charitable contributions, increased state and local taxes, an increase in employee training costs and an increase in occupancy costs. These increases were partially offset by decreases in office supply expense and other expenses.

Provision for Income Tax Expense. Provision for income tax expense increased by 3.9% to $643,000 for the three months ended September 30, 2006 compared with $619,000 for the three months ended September 30, 2005. The effective tax rate was 41.1% for the three months ended September 30, 2006 compared to 43.2% for the three months ended September 30, 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Total Revenues. Our total revenues increased by 26.2% to $20.0 million for the nine months ended September 30, 2006 compared with $15.9 million for the nine months ended September 30, 2005. Advisory fees increased by 29.2% to $12.9 million for the nine months ended September 30, 2006 compared with $10.0 million for the nine months ended September 30, 2005, primarily as a result of increased average assets under management by Westwood Management due to inflows from new clients and market appreciation of assets. These increases were offset somewhat by the withdrawal of assets by certain clients. Trust fees increased by 17.1% to $6.0 million for the nine months ended September 30, 2006 compared with $5.1 million for the nine months ended September 30, 2005, primarily as a result of increased average assets under management by Westwood Trust due to inflows from new and existing clients and market appreciation of assets, offset in part by the withdrawal of assets by certain clients. Other revenues increased by 46.1% to $1.1 million for the nine months ended September 30, 2006 compared with $779,000 for the nine months ended September 30, 2005. Other revenues increased primarily as a result of increased interest and dividends from the Company’s investments, increased realized gains from the Company’s investments and an increase in consulting revenue. A decrease in mark to market value recorded on the Company’s investments partially offset these increases.

Employee Compensation and Benefits. Employee compensation and benefits increased by 31.8% to $11.0 million for the nine months ended September 30, 2006 compared with $8.3 million for the nine months ended September 30, 2005. This increase resulted primarily from an increase of approximately $1.7 million in restricted stock expense due to additional restricted stock grants in July 2006, May 2006 and July 2005, increased salary expense due to increased headcount and salary increases for certain employees, increased incentive compensation expense, increased payroll taxes related to the increases in salary and incentive compensation expense, increased employee health insurance expense and increased 401(k) and profit sharing contributions. A decrease in compensation expense related to stock options partially offset these increases. We had 48 full-time employees as of September 30, 2006 compared to 47 full-time employees as of September 30, 2005.

Sales and Marketing. Sales and marketing costs increased by 27.9% to $431,000 for the nine months ended September 30, 2006 compared with $337,000 for the nine months ended September 30, 2005. The increase is primarily the result of increased direct marketing expenses, increased travel expense and increased entertainment costs.

WHG Mutual Funds. WHG Mutual Funds expense of $167,000 was primarily related to expense reimbursements to the funds reflecting our partial subsidy of mutual fund expenses as we have capped the expense ratios for the funds in order to competitively position them in the defined contribution marketplace. There was no expense in the prior year period as the first funds were not launched until the fourth quarter of 2005.

Information Technology. Information technology costs increased by 18.4% to $682,000 for the nine months ended September 30, 2006 compared with $576,000 for the nine months ended September 30, 2005. The increase is primarily due to increased software costs related to the upgrade of a critical application, costs related to a new performance measurement service for Trust clients and other application enhancements, software maintenance cost increases and increased system maintenance costs.

Professional Services. Professional services expenses increased by 14.5% to $1.0 million for the nine months ended September 30, 2006 compared with $908,000 for the nine months ended September 30, 2005. The increase is primarily the result of higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and an increase in legal expense. These increases were partially offset by a reduction in audit expense due to reduced external audit and Sarbanes-Oxley costs resulting from our change in external auditors for the fiscal year 2006.

General and Administrative. General and administrative expenses increased by 11.9% to $1.5 million for the nine months ended September 30, 2006 compared with $1.4 million for the nine months ended September 30, 2005. The increase is primarily due to an increase in the fees paid to the Company’s independent directors, an increase in charitable contributions, an increase in occupancy costs, an increase in employee training costs, current period costs related to an investor and analyst conference and an increase in state taxes.

Provision for Income Tax Expense. Provision for income tax expense increased by 17.4% to $2.1 million for the nine months ended September 30, 2006 compared with $1.8 million for the nine months ended September 30, 2005. The effective tax rate was 39.4% and 40.0% for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

Supplemental Financial Information

As supplemental information, we are providing non-GAAP performance measures that we refer to as cash earnings and cash expenses. We provide these measures in addition to, but not as a substitute for, net income and total expenses, which are reported on a GAAP basis. Management and our Board of Directors review cash earnings and cash expenses to evaluate the Company’s ongoing performance, allocate resources and review dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income and total expenses, are useful for both management and investors to evaluate the Company’s underlying operating and financial performance and its available resources. We do not advocate that investors consider these non-GAAP measures without considering financial information prepared in accordance with GAAP.

In calculating cash earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options. In calculating cash earnings for the nine months ended September 30, 2006, we also eliminate the non-cash cumulative effect of change in accounting principle associated with our implementation of SFAS 123R. We define cash expenses as total expenses less non-cash equity-based compensation expense. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating cash earnings or deduct it when calculating cash expenses because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement.

Our cash earnings increased by 50.5% to $2.3 million for the three months ended September 30, 2006 compared with $1.5 million for the three months ended September 30, 2005 primarily due to a 24.1% increase in total revenues and a smaller 16.0% increase in cash expenses compared to the 2005 third quarter. For the nine months ended September 30, 2006, cash earnings increased by 50.8% to $6.4 million compared with $4.3 million for the nine months ended September 30, 2005, primarily due to a 26.2% increase in total revenues and a smaller 17.1% increase in total expenses compared to the prior year period.

The following table provides a reconciliation of net income to cash earnings and total expenses to cash expenses:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	% Change
Net Income	$921,000	$814,000	13.1%
Restricted stock expense	1,387,000	657,000	111.1
Stock option expense	500	63,000	(99.2)

Cash earnings	$2,308,500	$1,534,000	50.5

Total expenses	$5,331,000	$4,121,000	29.4
Less: Restricted stock expense	(1,387,000)	(657,000)	111.1
Less: Stock option expense	(500)	(63,000)	(99.2)

Cash expenses	$3,943,500	$3,401,000	16.0

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	% Change
Net Income	$3,203,000	$2,626,000	22.0%
Restricted stock expense	3,152,000	1,457,000	116.3
Stock option expense	122,000	187,000	(34.8)
Less: Cumulative effect of change in accounting principle	(39,000)	—

Cash earnings	$6,438,000	$4,270,000	50.8

Total expenses	$14,821,000	$11,509,000	28.8
Less: Restricted stock expense	(3,152,000)	(1,457,000)	116.3
Less: Stock option expense	(122,000)	(187,000)	(34.8)

Cash expenses	$11,547,000	$9,865,000	17.1

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2006, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2006, cash flow provided by operating activities, principally our investment advisory business, was $4.0 million. At September 30, 2006, we had working capital of $16.9 million. Cash flow provided by investing activities during the nine months ended September 30, 2006 of $3.3 million was primarily related to net sales of investments. Cash flow used in financing activities during the nine months ended September 30, 2006 of $1.3 million was primarily due to cash dividends paid and was partially offset by proceeds from the issuance of common stock related to the exercise of stock options.

We had cash and investments, net of dividends payable, of $16.5 million at September 30, 2006, compared to $19.2 million at December 31, 2005. Dividends payable were $6.6 million and $539,000 as of September 30, 2006 and December 31, 2005, respectively. We had no liabilities for borrowed money at September 30, 2006.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Interpretation No. 48 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We have evaluated the positions in the tax returns we have filed and the amounts comprising our deferred tax assets and do not believe that FIN 48 will have a material impact on our financial statements.

The FASB has issued FASB Statement No. 157, Fair Value Measurements (FAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential impact of the adoption of FAS 157.

The State of Texas recently passed House Bill 3 (HB 3), which revises the existing franchise tax system to create a new tax on virtually all Texas businesses. Starting in the fiscal year 2007, HB 3 changes the franchise tax base, lowers the tax rate and extends coverage to active businesses receiving state law liability protection. The Company has historically been subject to Texas franchise taxes and expects HB 3 to lower its Texas income-based taxes and has reflected this lower rate in the current provision for deferred income taxes.

In September 2006, the Security Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. SAB 108 established an approach that requires dual quantification of financial statement misstatements based on the effects of the misstatement on the income statement, balance sheet and other disclosures. It is referred to as the “dual” approach as it combines two widely used approaches, which focused on either the income statement or the balance sheet. SAB 108 removes the singular focus on either of those financial statements and the lingering errors that could potentially result. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company is not aware of any misstatements in the accompanying financial statements and disclosures and does not anticipate booking a cumulative adjustment on January 1, 2006.

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

Dated: October 26, 2006	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer