Form 10-K
period 2006-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2007-02-22
CIK 1165002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-31234

WESTWOOD HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2969997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1200 Dallas, Texas 75201	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 756-6900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

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

The aggregate market value on June 30, 2006 of the voting and non-voting common equity held by non-affiliates of the registrant was $90,274,630. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 20, 2007: 6,638,525.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WESTWOOD HOLDINGS GROUP, INC.

i

PART I

Item 1.	Business.

Unless the context otherwise requires, the term “we,” “us,” “our,” “Westwood,” or “Westwood Holdings Group” when used in this Form 10-K (“Report”) and in the Annual Report to the Stockholders refers to Westwood Holdings Group, Inc., a Delaware corporation, and its consolidated subsidiaries and predecessors taken as a whole. This Report contains some forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including without limitation those set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors”.

General

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, a family of institutional mutual funds which we call the WHG Funds, other mutual funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2006, Westwood Management and Westwood Trust collectively managed assets valued at approximately $5.9 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods of ten years and longer, our principal asset classes rank above the median in performance within their peer groups.

The core of our business is dependent on our client relationships. We believe that in addition to investment performance, client service is paramount in the asset management business. As such, a major focus of our business strategy is to continue building strong relationships with clients to better enable us to anticipate their needs and to satisfy their investment objectives. Our team approach is designed to result in efficient, responsive service for our clients. Our future success is dependent to a significant degree on both investment performance and our ability to provide responsive client service.

We were incorporated under the laws of the State of Delaware on December 12, 2001 as a subsidiary of SWS Group, Inc. (“SWS”). On June 28, 2002, SWS completed the spin-off of us by effecting a dividend distribution of all of our common stock held by SWS to all of its stockholders on a pro rata basis. We are an independent public company, and our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company, and our principal assets consist of the capital stock of Westwood Management and Westwood Trust.

We maintain a website at www.westwoodgroup.com. Information found on our website is not intended to be a part of this Report. All filings made by us with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available without charge on our website. Additionally, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter, our Compensation Committee Charter and our Governance/Nominating Committee Charter are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to William R. Hardcastle, Jr. at the address set forth in the front of this Report.

Westwood Management

General

Westwood Management provides investment advisory services to large institutions, including corporate pension funds, public retirement plans, endowments and foundations, having at least $10 – $25 million in investable assets, depending on the asset class. Westwood Management also provides advisory services to the WHG Funds and subadvisory services to other mutual funds. Our overall investment philosophy is determined by our chief investment officer, Susan M. Byrne, and, with respect to the bulk of assets under management, is a value-oriented approach that is focused on achieving a superior, risk-adjusted return by investing in companies that are positioned for growth but are not fully recognized as such in the marketplace. This investment approach is designed to preserve capital in unfavorable periods and to provide superior real returns over the long term. Ms. Byrne has over 30 years of investment experience. Westwood Management’s investment advisory team also possesses substantial investment management experience, including a number of investment management, research and trading professionals. The continuity of the team and its years of experience are critical elements in successfully managing investments.

Managed Asset Classes

Asset Management. We provide clients with a broad range of investment asset classes designed to meet varying investment objectives. This affords our clients the opportunity to meet their investment objectives through the use of one investment adviser. More than half of our assets under management are invested in our LargeCap Value asset class. The following sets forth the principal asset classes currently managed by Westwood Management:

LargeCap Value: Investments in equity securities of approximately 45-60 well-seasoned companies with market capitalizations generally over $1 billion. Our strategy for this portfolio is to invest in companies where we expect that future profitability, driven by operational improvements, will be higher than expectations reflected in current share prices.

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

AllCap Value: Investments in equity securities of approximately 60-80 well-seasoned companies. The portfolio is generally comprised of the best ideas within all market capitalizations above $100 million. Similar to the LargeCap Value asset class, we seek to invest in companies where we expect that future profitability, driven by operational improvements, will be higher than expectations reflected in current share prices across a broad range of market capitalizations.

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

More than two-thirds of our assets under management are invested in equity securities of companies with a large market capitalization. When measured over multi-year periods, ten years and longer, Westwood Management’s principal asset classes rank above the median within their peer groups in performance according to recognized industry sources, including Morningstar, Inc. For the ten-year period ended on December 31, 2006, our LargeCap Value and Balanced asset classes rank in the top quartile in their peer groups.

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

Cash Management. Westwood Management also provides cash management and custodial services for the cash reserve funds of SWS. The SWS cash reserve funds totaled $172 million at December 31, 2006.

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

Under our subadvisory agreement with Gabelli Advisers, Inc., Westwood Management provides investment advisory services to the Westwood Funds family of mutual funds. The Westwood Equity Fund is a large cap value fund with assets consisting of securities valued at approximately $187 million as of December 31, 2006. For the ten-year period ended on December 31, 2006, the Westwood Equity Fund ranked in the 27th percentile in the Large Value category according to Morningstar, Inc. Westwood Management owns shares of Class A Common Stock representing a 19.02% economic interest in Gabelli Advisers, Inc., a subsidiary of GAMCO Investors, Inc. Based on SEC filings, we believe that GAMCO Investors, Inc. owned 19.0% of our common stock as of December 31, 2006. Westwood Management received subadvisory payments of $863,000, $780,000 and $889,000 for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

While Westwood Management provides subadvisory services with respect to the Westwood Funds family of funds, Westwood Management provides investment advisory services directly to the WHG Funds family of mutual funds, namely the WHG SMidCap Fund, the WHG Income Opportunity Fund, the WHG LargeCap Value Fund and the WHG Balanced Fund.

Our four largest clients accounted for approximately 25.6% of total revenues for the twelve months ended December 31, 2006.

Westwood Trust

General

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals generally having at least $1 million in assets under management. Westwood Trust seeks to define and improve the risk/return profile of the client’s investment portfolio by complementing or enhancing existing investment strategies. Westwood Trust also provides back office services to its clients, including tax reporting, distribution of income to beneficiaries, preparation of trust and account statements and attending to the special needs of particular trusts, as well as serves as trustee for tax and estate-planning purposes, and for special needs trusts. Westwood Trust is chartered and regulated by the Texas Department of Banking.

Westwood Trust primarily provides services for employee benefit trusts and personal trusts. Employee benefit trusts include retirement plans of businesses to benefit their employees, such as defined contribution plans, pensions and profit sharing plans. Westwood Trust may also be appointed trustee and provide administrative support for these plans, as well as investment advisory and custodial services. Personal trusts are developed to achieve a number of different objectives, and Westwood Trust acts as trustee to these trusts and assists in developing tax efficient trust portfolios for them. The fees charged by Westwood Trust are separately negotiated with each client and are based on the complexity of the operations of the trust and the amount of assets under management.

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

Common Trust Funds

Westwood Trust sponsors a number of common trust funds in which clients’ assets are commingled to achieve economies of scale. Westwood Trust’s common trust funds fall within two basic categories: personal trust and employee benefit trust. Westwood Trust sponsors common trust funds for most of the asset classes managed by Westwood Management. Westwood Trust also engages third party subadvisors for some of its common trust funds, such as our Growth Equity, International Equity and High Yield Bond common trust funds.

Enhanced Balanced Portfolios

Westwood Trust is a strong proponent of asset class diversification, and offers its clients the ability to diversify among eleven different asset classes. Westwood Trust Enhanced Balanced portfolios seek to combine these asset classes into a unique customizable portfolio for clients seeking to maximize return for a given level of risk. Periodic adjustments are made to asset class weightings in Enhanced Balanced portfolios based on historical return, risk and correlation data, as well as an analysis of its capital markets outlook.

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

Institutional Investment Consultants

Investment management consulting firms serve as gatekeepers to a large percentage of corporate pension plans, endowments and foundations, which represent Westwood’s primary client markets. Consultants provide guidance and expertise in setting a client’s asset allocation strategy, as well as the establishment of an investment policy. In addition, consultants make recommendations of investment firms that they believe will best meet their client’s investment objectives. We have established strong relationships with many national and regional investment consulting firms, which has resulted in us being considered and hired by many of their clients. Continuing to enhance our existing consulting firm relationships, as well as forging new relationships, serves to increase the awareness of our services in both the consultant community and the underlying institutional client base.

Subadvisory Relationships

Our subadvisory relationships allow us to extend the reach of our investment management services to the clients of other investment companies that have broad, established distribution capabilities. In subadvisory arrangements, our client is typically the investment company through which our services are offered to investors. In these subadvisory arrangements, our investment advisory services are typically made available through retail-based mutual fund offerings. The investment company that sponsors the mutual fund is responsible for marketing, distribution, operations and accounting related to these funds.

Managed Accounts

Managed accounts are similar in some respects to subadvisory relationships, in that a third party financial institution, such as a brokerage firm or turnkey asset management program provider, handles distribution to the end client. The end client in a managed account is typically a high net worth individual or small institution. In these arrangements, the third party financial institution is responsible to the end client for client service, operations and accounting.

Growth Strategy

We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that assembling this focused, stable team has contributed in large part to our solid investment performance, superior client service and a growing array of available asset classes. We believe our opportunities for future growth may come from our ability to:

•	generate growth from new and existing clients and consultant relationships,

•	attract and retain key employees,

•	grow assets in our additional asset classes,

•	foster continued growth of the Westwood Trust platform,

•	foster expanded distribution via mutual funds,

•	pursue strategic acquisitions and alliances, and

•	continue to strengthen our brand name.

Generate growth from new and existing clients and consultant relationships. As our primary business objective, we intend to maintain and enhance existing relationships with clients and investment consultants by continuing to provide solid investment performance and a high level of quality service to these existing relationships. Additionally, we intend to pursue growth through targeted sales and marketing efforts that emphasize our investment performance and superior client service. New institutional client accounts are generally derived through investment consultants, and we have been successful in developing solid long-term relationships with many national and regional investment consultants. The familiarity with our firm, our people and our processes that we have built in these relationships is one of the key factors in being considered for new client investment mandates.

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

Grow assets in our additional asset classes. While LargeCap Value is our flagship product, we continue to develop additional asset classes in response to client needs and opportunities we see in the marketplace. Westwood Management has managed our SMidCap Value asset class with solid results for clients at Westwood Trust for several years. We began marketing SMidCap Value to institutions in late 2004 and as of December 31, 2006, we had approximately $880 million under management in that asset class. We have also developed additional new asset classes in recent years that we intend to introduce to the institutional marketplace at the appropriate time in the future. SmallCap Value now has a three-year track record, Income Opportunity now has a four-year track record and AllCap Value will soon have a five-year track record. We believe that we have the team in place to fully support these new products in the institutional marketplace. We plan to begin marketing our SmallCap Value asset class to existing clients and institutional investment consultants during 2007. If we continue to deliver strong performance, we believe the demand for these asset classes can provide meaningful growth in our assets under management in the future.

Foster continued growth of the Westwood Trust platform. Westwood Trust has experienced solid growth in serving small- to medium-sized institutions and high net worth individuals. We are seeing a growing level of interest from our clients in the diversified, highly attentive service model that we have developed. We believe the continued acceptance of our Enhanced Balanced product, which offers diversified exposure to multiple asset classes in a tax efficient, comprehensive solution for clients, provides us with opportunities for future growth.

Foster expanded distribution via mutual funds. In December 2005, we launched two new mutual funds, the WHG SMidCap Fund and the WHG Income Opportunity Fund, and in 2006, we launched two additional mutual funds, the WHG LargeCap Value Fund and the WHG Balanced Fund. The WHG Funds, which mirror our institutional strategies, offer capped expense ratios in an institutional share class. We believe that access to our SMidCap Value, Income Opportunity, LargeCap Value and Balanced asset classes via an institutional mutual fund vehicle will present an attractive offering for certain segments of institutional investors, including 401(k) plans.

Pursue strategic acquisitions and alliances. We will evaluate strategic acquisition, joint venture and alliance opportunities carefully. We may, in time, have an interest in pursuing asset management firms or trust companies that have assets with respect to which we have expertise or those that appear appropriate as a means of expanding the range of asset classes or services we offer or expanding our distribution capabilities. By acquiring investment firms that successfully manage asset classes in which we do not specialize, we could attract new clients and provide our existing clients with a more diversified range of asset classes. We may also consider entering into alliances with other financial services firms that would allow us to leverage our core competency of developing superior investment products in combination with alliance partners that could provide us with enhanced distribution capabilities or provide our clients with access to additional service offerings.

Continue strengthening our brand name. We believe that the strength of our brand name has been a key component to our long-term tenure in the investment industry and will continue to be instrumental to our future success. We have developed our strong brand name largely through high profile coverage in various investment publications and electronic media. A number of our investment professionals, including Ms. Byrne and David S. Spika, Investment Strategist, enjoy a visible presence in print and electronic media, which we believe also enhances our brand name. We will continue to look for creative ways to strengthen our brand name and reputation in our target client markets.

Competition

We are subject to substantial and growing competition in all aspects of our business. Barriers to entry to the asset management business are relatively low, and we believe that we will face a growing number of competitors. Although no one company dominates the asset management industry, many companies are larger, better known and have greater resources than we do.

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

We compete against an ever-increasing number of investment dealers, banks, insurance companies and others that sell equity funds, taxable income funds, tax-free investments and other investment products. In addition, the allocation by many investors of assets away from active equity investment to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to effectively compete with us. In short, the competitive landscape in which we operate is both intense and dynamic, and there can be no assurance that we will be able to compete effectively in the future as an independent company.

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

Our business is subject to regulation at both the federal and state level by the SEC and other regulatory bodies. Westwood Management is registered with the SEC under the Investment Advisers Act of 1940 and under the laws of various states. As a registered investment adviser, Westwood Management is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. In addition, Westwood Management acts as adviser to the recently launched mutual funds, the WHG Funds, which are registered with the SEC under the Investment Company Act of 1940. As adviser to a registered investment company, Westwood Management must comply with the requirements of the Investment Company Act and related regulations. The

Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record-keeping, disclosure, governance and restrictions on transactions with affiliates. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, we are subject to periodic examination by the SEC. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management to comply with the requirements of the SEC could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act, the Investment Company Act and the USA PATRIOT Act.

Westwood Trust

Westwood Trust also operates in a highly regulated environment and is subject to extensive supervision and examination. As a Texas chartered trust company, Westwood Trust is subject to the Texas Finance Code (the “Finance Code”), the rules and regulations promulgated under the Finance Code and supervision by the Texas Department of Banking. These laws are intended primarily for the protection of Westwood Trust’s clients and creditors, rather than for the benefit of investors. The Finance Code provides for and regulates a variety of matters, such as:

•	minimum capital maintenance requirements;

•	restrictions on dividends;

•	restrictions on investments of restricted capital;

•	lending and borrowing limitations;

•	prohibitions against engaging in certain activities;

•	periodic examinations by the office of the Texas Department of Banking Commissioner;

•	furnishing periodic financial statements to the Texas Department of Banking Commissioner;

•	fiduciary record-keeping requirements; and

•	prior regulatory approval for certain corporate events (such as mergers, sale/purchase of all or substantially all of the assets and transactions transferring control of a trust company).

The Finance Code also gives the Banking Commissioner broad regulatory powers (including penalties and civil and administrative actions) if the trust company violates certain provisions of the Finance Code or conservatorship or closure if Westwood Trust is determined to be in a “hazardous condition” (as the law defines that term).

Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits which is described as that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board resolutions. At the discretion of its board of directors, Westwood Trust has made quarterly and special dividend payments to Westwood Holdings out of its undivided profits.

Employee Retirement Income Security Act of 1974

We are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to the related regulations, insofar as we are a “fiduciary” under ERISA with respect to some of our clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA or who provide services to ERISA plan clients and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect on us.

Employees

At December 31, 2006, we had 48 full-time employees, including 20 investment management, research and trading professionals, 13 marketing and client service professionals and 15 operations and business management professionals. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Segment information

For information about our operating segments, Westwood Management and Westwood Trust, please see footnote 10 “Segment Information” in the financial statements accompanying this Report.

Item 1A.	Risk Factors

You should carefully consider the risks described below before making an investment decision. We believe these are all the material risks currently facing our business. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included or incorporated by reference in this Report, including our financial statements and related notes.

Poor investment performance of the assets managed by us could adversely affect our results of operations.

Because we compete with many other asset management firms on the basis of asset classes offered and the investment performance of those asset classes, our success is dependent to a significant extent on the investment performance of the assets that we manage. Because our revenue is primarily generated from fees derived as a percentage of assets under management, poor performance tends to result in the loss or reduction of client accounts, which correspondingly decreases revenues. Underperformance relative to peer groups for our various asset classes could adversely affect our results of operations, especially if such underperformance is sustained for a lengthy period of time.

Some members of our management are critical to our success, and our inability to attract and retain key employees could compromise our future success.

We believe that our future success will depend to a significant extent upon the services of our executive officers, particularly Susan M. Byrne, our Chairman of the Board and Chief Investment Officer, and Brian O. Casey, our President and Chief Executive Officer. As with other asset management businesses, our future performance depends to a significant degree upon the continued contributions of these and certain other officers, investment professionals and other key marketing, client service and management personnel. There is substantial competition for these types of skilled personnel. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could negatively impact our business, financial condition, results of operations and future prospects.

Our revenues are dependent upon the performance of the securities markets and negative performance of the securities markets could reduce our revenues.

Our results of operations are affected by many economic factors, including the performance of the securities markets. Negative performance in the securities markets or certain segments of those markets, or short-term volatility in the securities markets or segments thereof, could result in investors withdrawing assets from the markets or decreasing their rate of investment, either of which could reduce our revenues. Because most of our revenues are based on the value of assets under management, a decline in the value of those assets would also adversely affect our revenues. In addition, in periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.

In particular, more than half of our assets under management are invested in equity securities of companies with a large market capitalization. As a consequence, we are particularly susceptible to the volatility associated with changes in the market for large capitalization stocks. Due to this concentration, any change or reduction in such markets, including a shift of our clients’ and potential clients’ preference from investments in equity securities of large capitalization stocks to other equity or fixed income securities could have a significant negative impact on our revenues and results of operations. This negative impact could occur due to the depreciation in value of our assets under management and/or the election by clients to select other firms to manage their assets, either of which events would result in decreased assets under management and therefore reduced revenues and a decline in results of operations.

If we are unable to realize benefits from the costs we have incurred and are continuing to incur to develop new asset classes and otherwise broaden our capabilities, our growth opportunities may be adversely affected.

We have incurred significant costs over the last several years to develop new asset classes, including SMidCap Value, SmallCap Value, AllCap Value and Income Opportunity, to launch four new mutual funds, the WHG SMidCap Fund, the WHG Income Opportunity Fund, the WHG LargeCap Value Fund and the WHG Balanced Fund and also to upgrade our business infrastructure. Some of the costs associated with these improvements will continue to be incurred in future periods and are relatively fixed. We may not realize the benefits of these investments and, in the event we are not able to do so, our growth opportunities may be adversely affected.

Due to the substantial cost and time required to introduce new asset classes in our industry, we may not be able to successfully introduce new asset classes in a timely manner, or at all.

The development and marketing of new asset classes in our industry requires a substantial amount of time and financial resources. Our ability to successfully market and sell a new asset class depends on our financial resources, the performance results of the asset class, the timing of the offering and our marketing strategies. Once an asset class is developed, whether through acquisition or internal development, we must still effectively market the asset class to our existing and prospective clients. This entails incurring significant financial expenses related to research on the target assets and the demand for such asset class in the market, as well as sales and marketing costs associated with attracting assets to the new asset class. In addition, our ability to sell new asset classes to our existing and prospective clients depends on our ability to meet or exceed the performance of our competitors who offer the same or similar asset classes. We may not be able to profitably manage the assets within a given asset class. Moreover, it may take years before we are able to produce the level of results that will enable us to attract clients. If we are unable to realize the benefits of the costs and expenses incurred in developing new asset classes, we may experience losses as a result of our management of these asset classes, and our ability to introduce further new asset classes and compete in our industry may be hampered.

Our business is dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal. As a result, we could lose any of our clients on very short notice.

Substantially all of our revenues are derived pursuant to investment advisory, subadvisory and trust agreements with our clients. In general, either party may terminate these agreements upon 30 days notice. Any termination of or failure to renew a material number of these agreements could have a material adverse impact on us, particularly because many of our costs are relatively fixed.

A small number of clients account for a substantial portion of our business. As such, the reduction or loss of business with any of these clients could have an adverse impact on our business, financial condition and results of operations.

Our largest four clients accounted for 25.6% of total revenues for the twelve months ended December 31, 2006, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these clients. There can be no assurance that we will be successful in maintaining these existing client relationships or in securing additional clients. Any failure by us to retain one or more of these large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

Competitive fee pressures could reduce revenues and profit margins.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, historically we have competed primarily on the performance of our products and our client service and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

Any event that negatively affects the asset management industry in general could have a material adverse effect on us.

Any event affecting the asset management industry that results in a general decrease in assets under management or a significant general decline in the number of advisory clients or accounts could negatively impact our revenues. Our future growth and success depends in part upon the growth of the asset management industry.

Our business is subject to extensive regulation with attendant costs of compliance and serious consequences for violations.

Virtually all aspects of our business are subject to various laws and regulations including, the Investment Advisers Act, the Investment Company Act and anti-money laundering laws. These laws and regulations generally grant regulatory agencies and bodies broad administrative powers, including, in some cases, the power to limit or restrict us from operating our business and, in other cases, the powers to place us under conservatorship or closure, in the event we fail to comply with such laws and regulations. Violations of such laws or regulations could subject us and/or our employees to disciplinary proceedings or civil or criminal liability, including revocation of licenses, censures, fines or temporary suspension, permanent bar from the conduct of business, conservatorship or closure. Any such proceeding or liability could have a material adverse effect upon our business, financial condition, results of operations and business prospects. Due to the extensive regulations and laws to which we are subject, our management is required to devote substantial time and effort to legal and regulatory compliance issues.

In addition, the regulatory environment in which we operate is subject to change. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. See “ —Regulation.”

Misuse of assets and information in the possession of our investment professionals and employees could result in costly litigation and liability for us and our clients.

Our investment professionals handle a significant amount of assets, financial and personal information for our clients. Although we have implemented a system of controls to minimize the risk of fraudulent taking or misuse of assets and information, there can be no assurance that our controls will be adequate to prevent taking or misuse by our portfolio managers or employees. If our controls are ineffective in preventing the fraudulent taking or misuse of assets and information, we could be subject to costly litigation, which could consume a substantial amount of our resources and distract our management from our operations and could also result in regulatory sanctions. Additionally, any such fraudulent actions could adversely affect some of our clients in other ways, and these clients could seek redress against us.

Acquisitions involve inherent risks that could compromise the success of the combined business and dilute the holdings of current stockholders.

As part of our long-term business strategy, we may consider acquisitions of similar or complementary businesses. See “ —Growth Strategy.” If we are not correct when we assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates or if we are not successful in integrating the operations of the acquired businesses, the success of the combined business could be compromised. Any future acquisitions will be accompanied by the risks commonly associated with acquisitions. These risks include, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, potential future write-downs related to goodwill impairment in connection with acquisitions, and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, asset classes, technologies or businesses of acquired companies may not be effectively assimilated into our business or have a positive effect on the combined company’s revenues or earnings. The combined company may also incur significant expense to complete acquisitions and to support the acquired asset classes and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting the holdings or limiting the rights of stockholders. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

We are a holding company and are dependent on the operations and funds of our subsidiaries.

We are a holding company, with no revenue generating operations and no assets other than our ownership interests in Westwood Management and Westwood Trust. Accordingly, we are dependent on the cash flow generated by these operating subsidiaries and must rely on dividends or other intercompany transfers from these operating subsidiaries to generate the funds necessary to meet our obligations.

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

Failure to maintain effective internal controls could have a material adverse effect on our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our brand and operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In addition, failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Our organizational documents contain provisions that may prevent or deter another group from paying a premium over the market price to our stockholders to acquire our stock.

Our organizational documents contain provisions that require a vote of two-thirds of the shares of stock entitled to vote to remove directors for cause, establish that stockholders cannot act by written consent, and that authorize our board of directors to issue, without shareholder approval, blank check preferred stock. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law relating to business combinations. These provisions could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.

Item 1B.	Unresolved Staff Comments.

Not applicable.

I tem 2.	Properties.

Westwood, Westwood Management and Westwood Trust conduct their principal operations through a leased property with approximately 21,600 square feet located in Dallas, Texas. The lease agreement expires in May 2011. We believe these facilities will be adequate to serve our currently anticipated business needs.

It em 3.	Legal Proceedings.

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of these proceedings will have a material impact on our financial position, operations or cash flow.

It em 4.	Submission of Matters to A Vote of Security Holders.

No matter was submitted to a vote of our stockholders during the quarterly period ended December 31, 2006.

P ART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the New York Stock Exchange under the symbol “WHG” since July 1, 2002. At December 31, 2006, there were approximately 168 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater. The table below sets forth the high and low sale prices for the common stock, as reported by the New York Stock Exchange for the periods indicated.

	High	Low
2006
Fourth Quarter	$26.74	$19.75
Third Quarter	20.15	18.00
Second Quarter	19.99	18.08
First Quarter	20.15	18.00
2005
Fourth Quarter	$18.66	$17.75
Third Quarter	19.45	17.75
Second Quarter	19.10	16.00
First Quarter	20.20	18.80

Dividends

We have declared a cash dividend on our common stock for each quarter since the date that our common stock was first publicly traded. The table below sets forth the quarterly and special dividends declared for the periods indicated.

	Quarterly	Special
2006
Fourth Quarter	$0.15	—
Third Quarter	0.15	$0.85
Second Quarter	0.09	—
First Quarter	0.09	—
2005
Fourth Quarter	$0.09	—
Third Quarter	0.09	$0.75
Second Quarter	0.08	—
First Quarter	0.08	—

In addition, on February 7, 2007 we declared a quarterly cash dividend of $0.20 per share on our common stock payable on April 2, 2007 to stockholders of record on March 15, 2007. We currently intend to continue paying cash dividends in such amounts as our board of directors determines is appropriate. Any payment of cash dividends in the future will be at the discretion of the board of directors and subject to some limitations under the Delaware General Corporation Law.

Westwood Holdings Group, Inc. is the sole stockholder of both Westwood Management and Westwood Trust. Westwood Trust is limited under applicable Texas law in the payment of dividends to undivided profits which is defined as that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board of director resolutions.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2006 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, our only equity compensation plan in effect at that time. The material terms of this plan were approved by our stockholders at our 2006 annual meeting.

Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	124,531	$12.92	579,563
Equity compensation plans not approved by security holders	—	—	—

Total	124,531	$12.92	579,563

PERFORMANCE GRAPH

The following graph compares total stockholder returns of Westwood since July 1, 2002, the date we began trading as a public company after the spin-off, with the total return of the Russell 2000 Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of twenty-four publicly traded asset management companies.

Comparison of Cumulative Total Return on Investment Since July 1, 2002

	Period ending
Index	07/01/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Westwood Holdings Group, Inc.	100.00	102.66	145.75	169.87	166.54	225.00
Russell 2000 Index	100.00	86.21	126.95	150.22	157.06	185.91
SNL Asset Manager Index	100.00	86.40	120.47	157.18	199.90	231.82

The total return for our stock and for each index assumes $100 invested on July 1, 2002 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including the reinvestment of dividends. Our common stock is traded on the NYSE.

The closing price of our common stock on the last trading day of the year ended December 31, 2006 was $23.03 per share. Historical stock price performance is not necessarily indicative of future price performance.

It em 6.	Selected Consolidated Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the five years ended December 31, 2006, except Assets Under Management, is derived from the consolidated financial statements as audited by Grant Thornton LLP, independent registered accounting firm for the year ended December 31, 2006, and from the consolidated financial statements as audited by Deloitte & Touche LLP, independent registered accounting firm for the years ended December 31, 2005, 2004, 2003 and 2002, and should be read in conjunction with those statements. The data below for a portion of the year ended December 31, 2002 reflects our results as it had historically been operated as a part of SWS. These results may not be indicative of our performance as an independent company. The information set forth below should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Year ended December 31, (in thousands, except per share amounts)
	2006	2005	2004	2003	2002
Consolidated Statements of Income Data:
Total revenues	$27,364	$21,940	$19,980	$20,078	$21,624
Total expenses	20,110	15,897	13,995	12,198	12,960
Income before income taxes	7,254	6,043	5,985	7,880	8,664
Provision for income taxes	2,785	2,407	2,299	2,996	3,453
Income before cumulative effect of accounting change	4,469	3,636	3,686	4,884	5,211
Net income	4,508	3,636	3,686	4,884	5,211

Income before cumulative effect of change in accounting principle per share – basic (1)	$0.80	$0.67	$0.68	$0.91	$0.97
Income before cumulative effect of change in accounting principle per share – diluted (1)	$0.79	$0.66	$0.68	$0.90	$0.97
Earnings per share – basic (1)	$0.81	$0.67	$0.68	$0.91	$0.97
Earnings per share – diluted (1)	$0.79	$0.66	$0.68	$0.90	$0.97

Cash dividends declared per common share	$1.33	$1.09	$0.99	$1.18	$0.04

	As of December 31, (in thousands)
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and investments	$20,110	$19,775	$19,352	$21,056	$18,589
Total assets	28,722	27,310	26,277	26,237	24,120
Stockholders’ equity	22,735	21,559	21,663	21,853	19,123

Assets Under Management (in millions)	$5,927	$4,928	$3,996	$3,954	$4,078

(1)	Earnings per share figures reflect a 1,003.8-for-1 stock split in the form of a stock dividend effective as of June 21, 2002. All amounts have been restated to reflect the impact of this stock split.

It em 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” included in this Report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this Report.

Forward-Looking Statements

Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, those set forth below:

•	our ability to identify and successfully market services that appeal to our customers;

•	the significant concentration of our revenues in four of our customers;

•	our relationships with investment consulting firms;

•	our relationships with current and potential customers;

•	our ability to retain qualified personnel;

•	our ability to successfully develop and market new asset classes;

•	our ability to maintain our fee structure in light of competitive fee pressures;

•	competition in the marketplace;

•	downturn in the financial markets;

•	the passage of legislation adversely affecting the financial services industries;

•	interest rates;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls; and

•	the other risks detailed from time to time in our SEC reports.

Additional factors that could cause our actual results to differ materially from our expectations are discussed under the section entitled “Risk Factors” and elsewhere in this Report. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Report or to reflect the occurrence of unanticipated events.

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, the WHG Funds, other mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2006, Westwood Management and Westwood Trust collectively managed assets valued at approximately $5.9 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes have consistently ranked above the median in performance within their peer groups.

One of the priorities on which we have focused since our spin-off in 2002 is building a foundation in terms of personnel and infrastructure to support a potentially much larger business. We have also developed products that we believe will be desirable within our target institutional and private client markets. The cost of developing new products and the organization as a whole has resulted in us incurring expenses that, in some cases, do not currently have material offsetting revenue. Now that we believe the foundation and the products are in place, we are taking these new products to the institutional marketplace and believe that institutional investors will recognize the value in these products and generate new revenue streams for us.

We began marketing our SMidCap Value product to institutional investment consultants in late 2004. As a result of this targeted marketing effort, we gained a number of meaningful SMidCap Value clients in 2005 and 2006. We continue to devote significant marketing effort to our SMidCap Value product and intend to begin marketing our SmallCap Value product, which now has a three-year track record, to the institutional market during 2007. We also launched four mutual funds under the WHG Funds name from December 2005 to September 2006. As of December 31, 2006, assets in these four funds were approximately $130 million. We have two additional WHG Funds that are registered with the SEC, the WHG SmallCap Value Fund and the WHG AllCap Value Fund, and are evaluating opportunities to launch these funds in 2007.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages its clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter, quarterly in arrears based on the assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter. Consequently, there is not a significant amount of deferred revenue contained in our financial statements.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management, which in turn is influenced by the complexity of the operations of the trust and the services provided. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Most trust fees are paid quarterly in advance and are recognized as services are rendered. Since the majority of Westwood Trusts’ advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter. Consequently, there is not a significant amount of deferred revenue contained in our financial statements.

Our other revenues generally consist of interest and investment income. Although we invest most of our cash in money market funds, we also invest in bonds and equity instruments.

Assets Under Management

Assets under management increased $999 million, or 20.3%, to $5.9 billion at December 31, 2006 compared to $4.9 billion at December 31, 2005. The increase in assets under management was primarily due to the market appreciation of assets under management and inflows of assets from new clients, partially offset by the withdrawal of assets by certain clients. Quarterly average assets under management increased $1.1 billion, or 25.0%, to $5.5 billion for 2006 compared with $4.4 billion for 2005.

Assets under management increased $932 million, or 23.3%, to $4.9 billion at December 31, 2005 compared to $4.0 billion at December 31, 2004. The increase in assets under management was primarily due inflows of assets from new clients and the market appreciation of assets under management, partially offset by the withdrawal of assets by certain clients. Quarterly average assets under management increased $477 million, or 12.2%, to $4.4 billion for 2005 compared with $3.9 billion for 2004.

	As of December 31, (1) (in millions)			% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Westwood Management Corp.
Separate Accounts	$2,578	$2,357	$1,853	9.4%	27.2%
Subadvisory	953	719	577	32.5	24.6
WHG Funds	130	8	—	1,525.0	—
Westwood Funds	374	373	372	0.3	0.3
Managed Accounts	315	225	169	40.0	33.1

Total	4,350	3,682	2,971	18.1	23.9
Westwood Trust
Commingled Funds	1,229	990	856	24.1	15.7
Private Accounts	225	209	122	7.7	71.3
Agency/Custody Accounts	123	47	47	161.7	—

Total	1,577	1,246	1,025	26.6	21.6
Total Assets Under Management	$5,927	$4,928	$3,996	20.3%	23.3%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment adviser and Westwood Trust serves as custodian. The SWS cash reserve funds were $172 million, $184 million and $194 million as of December 31, 2006, 2005 and 2004, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

Westwood Management. In the preceding table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement accounts, Taft Hartley plans, endowments, foundations and individuals. “Subadvisory” represents relationships where Westwood Management provides investment management services for funds offered by other financial institutions. “WHG Funds” represent the family of institutional mutual funds for which Westwood Management serves as advisor. “Westwood Funds” represent the family of mutual funds for which Westwood Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Westwood Management’s products to their customers.

Westwood Trust. In the preceding table, “Commingled Funds” represent funds that have been established to facilitate investment of fiduciary funds of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. “Private Accounts” represent discretionary accounts where Westwood Trust acts as trustee or agent and has full investment discretion. “Agency/Custody Accounts” represent non-discretionary accounts in which Westwood Trust provides agent or custodial services, but does not act in an advisory capacity. For certain assets in this category, Westwood Trust provides limited custody services for a minimal or zero fee currently, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock that is being held in custody for clients currently, but will likely transfer to fee-generating managed assets during an intergenerational transfer of wealth at some point in the future.

Results of Operations

The following table and discussion of our results of operations is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this report.

	Years ended December 31, (in thousands)			% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues
Advisory fees	$17,532	$13,868	$13,069	26.4%	6.1%
Trust fees	8,240	7,031	5,818	17.2	20.8
Other revenues	1,592	1,041	1,093	52.9	(4.8)

Total revenues	27,364	21,940	19,980	24.7	9.8

Expenses
Employee compensation and benefits	14,920	11,566	9,799	29.0	18.0
Sales and marketing	528	443	473	19.1	(6.3)
WHG mutual funds	238	14	—	1600.0	—
Information technology	925	809	692	14.3	16.9
Professional services	1,373	1,194	1,248	15.0	(4.3)
General and administrative	2,126	1,871	1,783	13.6	4.9

Total expenses	20,110	15,897	13,995	26.5	13.6

Income before income taxes	7,254	6,043	5,985	20.0	1.0
Provision for income taxes	2,785	2,407	2,299	15.7	4.7

Income before cumulative effect of accounting change	4,469	3,636	3,686	22.9	(1.4)
Cumulative effect of change in accounting principle, net of tax	39	—	—	—	—

Net income	$4,508	$3,636	$3,686	24.0%	(1.4)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total Revenue. Our total revenues increased by 24.7% to $27.4 million in 2006 compared with $21.9 million in 2005. Advisory fees increased by 26.4% to $17.5 million in 2006 from $13.9 million in 2005 primarily due to growth in assets under management of existing clients due to market appreciation as well as inflows from new clients added in 2006. These increases were partially offset by the withdrawal of assets by certain clients. Trust fees increased by 17.2% to $8.2 million in 2006 from $7.0 million in 2005 primarily due to inflows from new clients added in 2006 as well as growth in assets under management of existing clients due to market appreciation. These increases were partially offset by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income, increased by 52.9% to $1.6 million in 2006 compared with $1.0 million in 2005. Other revenues increased primarily due to increases of $554,000 in interest and dividend income, $150,000 in realized gains and $79,000 in unrealized gains. These increases were partially offset by a decrease of $231,000 in consulting revenue from Gabelli Advisers, which was due to the termination of our consulting fee arrangement. We were notified by Gabelli Advisers in the fourth quarter 2006 that our consulting payment arrangement was to be replaced with a dividend payment from Gabelli Advisers, which is included in dividend income. The amount of the dividend was approximately $50,000 less than the amount of consulting payments that had been accrued up to that point.

Employee Compensation and Benefits. Employee compensation and benefits, which generally consist of salaries, incentive compensation, equity based compensation expense and benefits, increased by 29.0% to $14.9 million compared with $11.6 million in 2005. This increase resulted primarily from an increase of approximately $2.4 million in restricted stock expense due to additional restricted stock grants in July 2006, May 2006 and July 2005, increased salary expense of $726,000 due to increased headcount and salary increases for certain employees, increased incentive compensation expense of $207,000, increased payroll taxes related to the increases in salary and incentive compensation expense and the payment of dividends on unvested restricted stock, increased employee health insurance expense and increased 401(k) and profit sharing contributions. A decrease of $124,000 in compensation expense related to stock options partially offset these increases. We had 48 full-time employees as of December 31, 2006 compared to 47 at December 31, 2005.

Sales and Marketing. Sales and marketing costs consist of expenses associated with our marketing efforts, including travel and entertainment, direct and consultant marketing and advertising costs. Sales and marketing costs increased by 19.1% to $528,000 in 2006 compared with $443,000 in 2005. The increase is primarily the result of increases in direct marketing expense of $40,000 and in travel and entertainment costs of $47,000.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG mutual funds expenses were $238,000 in 2006 compared with $14,000 in 2005. This substantial increase is due to the launch of the funds in the fourth quarter of 2005 and the second and third quarters of 2006. Currently, the largest component of these costs is fund expense reimbursements reflecting our partial subsidy of mutual fund expenses, as we have capped the expense ratios for the funds in order to competitively position them in institutional and defined contribution markets.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology expense increased by 14.3% to $925,000 in 2006 compared with $809,000 in 2005. The increase is primarily due to increases of $61,000 in costs related to the addition of a new performance measurement tool for Westwood Trust clients and other application enhancements, $35,000 in IT environment support costs and $16,000 in costs related to the upgrade of a critical application. These increases were partially offset by decreases in website maintenance costs, equipment rental costs and computer hardware depreciation expense.

Professional Services. Professional services expenses generally consist of audit, external subadvisor expense, legal and other professional fees. Professional services expense increased by 15.0% to $1.4 million in 2006 compared with $1.2 million in 2005. The increase is primarily due to a $196,000 increase in advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and a $68,000 increase in legal fees. Partially offsetting these increases was a decrease of $81,000 in external audit and Sarbanes-Oxley costs resulting from our change in external auditors for the fiscal year 2006.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, insurance, office supplies, custody expense, investor relations, charitable contributions and other miscellaneous expenses. General and administrative expenses increased by 13.6% to $2.1 million in 2006 compared with $1.9 million in 2005. The increase is primarily due to increases of $82,000 in the fees paid to our independent directors, $50,000 in charitable contributions, $50,000 from the write-off of uncollectible receivables due to the termination of the Gabelli Advisers consulting fee arrangement and $24,000 in occupancy costs.

Provision for Income Taxes. Provision for income taxes increased by 15.7% to $2.8 million in 2006 compared with $2.4 million in 2005 primarily due to higher income before taxes. The effective tax rate was 38.4% in 2006 compared to 39.8% in 2005. The effective tax rate in 2006 is lower than 2005 because $135,000 of restricted stock expense in 2005 was not deductible for tax purposes due to the grant price exceeding the market price on the date of vest.

Cumulative Effect of a Change in Accounting Principle, Net of Tax. In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123 (R)”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. We applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares we issued and accounted for forfeitures as they occurred. Under SFAS No. 123 (R) we are required to estimate the effect of forfeitures. As a result, on January 1, 2006 we recorded a cumulative effect of a change in accounting principle totaling $39,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2005 that is in excess of what we estimate will vest.

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

Employee Compensation and Benefits. Employee compensation and benefits increased by 18.0% to $11.6 million compared with $9.8 million in 2004. This increase was due primarily to increases of $864,000 in restricted stock expense related to a full year of amortization of the 2004 grant and six months of amortization of the 2005 grant in 2005 compared to six months of amortization of the 2004 grant in the prior year, $505,000 in incentive compensation expense in 2005 compared to 2004, $287,000 in salary expense due to increased headcount and salary increases, $79,000 in 401(k) match expense due to an increase in our match rate from 4% in 2004 to 6% in 2005, $66,000 in health insurance expense primarily due to increased premiums and $40,000 in profit sharing expense due to an increased compensation base. These increases were partially offset by a decrease of $117,000 in deferred compensation expense due to the termination of our deferred compensation plan in 2004. At December 31, 2005 we had 47 full-time employees compared to 45 at December 31, 2004.

Sales and Marketing. Sales and marketing costs decreased by 6.3% to $443,000 in 2005 compared with $473,000 in 2004. The decrease is primarily the result of decreases in direct marketing expense of $23,000 and advertising costs of $19,000. An increase of $8,000 in travel and entertainment costs partially offset the decreases.

WHG Mutual Funds. WHG mutual funds expense was $14,000 in 2005 while no expense was incurred in 2004. The 2005 expense consisted of mutual fund expense reimbursements resulting from the launch of two mutual funds in the fourth quarter of 2005.

Information Technology. Information technology expense increased by 16.9% to $809,000 in 2005 compared with $692,000 in 2004. The increase is primarily due to increases of $58,000 in support costs, $52,000 in costs related to the implementation of new customer relationship management and email archiving systems, $28,000 in computer hardware depreciation expense and $10,000 in website maintenance costs. These increases were partially offset by decreases of $23,000 in equipment rental costs and $9,000 in costs associated with investment research tools.

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

General and Administrative. General and administrative expenses increased by 4.9% to $1.9 million in 2005 compared with $1.8 million in 2004. The increase is primarily due to increases of $58,000 in occupancy costs due to the new office space we moved into in mid 2004, $53,000 in depreciation due to office furnishings purchased in mid 2004, $19,000 in custody expense due to increased assets under management at Westwood Trust, $16,000 in property taxes due to the new office space and furnishings and $11,000 in director’s fees primarily due to an increase in the number of outside directors. These increases were partially offset by decreases of $60,000 in stationery and printing costs, office supplies and other costs incurred in 2004 associated with moving and furnishing our corporate office and $41,000 in other administrative expenses.

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

Supplemental Financial Information

As supplemental information, we are providing non-GAAP performance measures that we refer to as cash earnings and cash expenses. We provide these measures in addition to, but not as a substitute for, net income and total expenses, which are reported on a GAAP basis. Both our Management and Board of Directors review cash earnings and cash expenses to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income and total expenses, are useful for both management and investors to evaluate our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without considering financial information prepared in accordance with GAAP.

In calculating cash earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options. In calculating cash earnings for the year ended December 31, 2006, we also eliminate the non-cash cumulative effect of change in accounting principle associated with our implementation of SFAS No.123 (R). We define cash expenses as total expenses less non-cash equity-based compensation expense. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating cash earnings or deduct it when calculating cash expenses because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement.

For the year ended December 31, 2006, our cash earnings increased by 51.6% to $9.1 million compared with $6.0 million for the year ended December 31, 2005, primarily due to a 24.7% increase in total revenues.

The following table provides a reconciliation of net income to cash earnings and total expenses to cash expenses for the years presented:

	2006	2005	2004	% Change
				2006 vs. 2005	2005 vs. 2004
GAAP Net Income	$4,508,000	$3,636,000	$3,686,000	24.0%	(1.4)%
Add: Restricted stock expense	4,500,000	2,114,000	1,250,000	112.9	69.1
Add: Stock option expense	126,000	250,000	249,000	(49.6)	0.4
Less: Cumulative effect of change in accounting principle	(39,000)	—	—	—	—

Non-GAAP cash earnings	$9,095,000	$6,000,000	$5,185,000	51.6	15.7

Total GAAP expenses	$20,110,000	$15,897,000	$13,995,000	26.5	13.6
Less: Restricted stock expense	(4,500,000)	(2,114,000)	(1,250,000)	112.9	69.1
Less: Stock option expense	(126,000)	(250,000)	(249,000)	(49.6)	0.4

Cash expenses	$15,484,000	$13,533,000	$12,496,000	14.4	8.3

Liquidity and Capital Resources

Historically, we have funded our operations and cash requirements with cash generated from operating activities. As of December 31, 2006, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2006, cash flow provided by operating activities, principally our investment advisory business, was $7.2 million compared to $6.3 million and $2.4 million during 2005 and 2004, respectively. The increase of $940,000 from 2005 to 2006 was primarily due to increased cash earnings, offset in part by the net change in operating assets and liabilities. The increase of $3.8 million from 2004 to 2005 was primarily due to a decrease in the net purchases of trading securities, increased cash earnings and the net change in operating assets and liabilities. At December 31, 2006 and 2005, we had working capital of $19.7 million and $18.3 million, respectively.

Cash flow provided by investing activities during 2006 was $0.9 million, and was primarily related to net sales of available-for-sale investments. Cash provided by investing activities during 2005 of $1.0 million was primarily related to net sales of available-for-sale investments and cash used in investing activities during 2004 of $112,000 was primarily related to the build-out and furnishing of the Company’s new office space, offset in part by net purchases of available-for-sale investments.

Cash used in financing activities during 2006 of $7.9 million was primarily related to the payment of cash dividends on our common stock of $8.3 million, offset by $402,000 in proceeds received from stock option exercises. Cash used in financing activities during 2005 and 2004 was $6.1 million and $5.2 million, respectively, and was primarily related to the payment of cash dividends on our common stock.

We had cash and investments of $20.1 million and $19.8 million at December 31, 2006 and December 31, 2005, respectively. As required by the Texas Finance Code, Westwood Trust maintains minimum restricted capital of $1.0 million, which is included in Investments in the accompanying consolidated balance sheets. We had no liabilities for borrowed money at December 31, 2006 or December 31, 2005, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

Our future liquidity and capital requirements will depend upon numerous factors including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives and our dividend policy. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Non-cancelable operating leases	$2,869	$626	$1,292	$951

Accounting Developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We have evaluated our tax positions in the tax returns we have filed, as well as unfiled tax positions and the amounts comprising our deferred tax assets and determined that FIN 48 will not have a material impact on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of FAS 157.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. SAB 108 established an approach that requires dual quantification of financial statement misstatements based on the effects of the misstatement on the income statement, balance sheet and other disclosures. It is referred to as the “dual” approach as it combines two widely used approaches, which focused on either the income statement or the balance sheet. SAB 108 removes the singular focus on either of those financial statements and the lingering errors that could potentially result. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by us on December 31, 2006. The adoption of SAB 108 had no effect on our financial statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent losses and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical.

Goodwill

During the third quarters of 2006, 2005 and 2004, we completed our annual impairment assessment as required by SFAS 142 “Goodwill and Other Intangible Assets”. No impairment losses were required. We perform our annual impairment assessment as of July 1.

Stock Options

For all options granted after January 1, 2002, we have been expensing the cost associated with employees as well as non-employee directors. We value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model the expense recognized for stock options may have been different than the expense recognized in our financial statements. As of December 31, 2006, all outstanding options have vested and all related compensation has been expensed.

Restricted Stock

We have granted restricted stock to employees and non-employee directors. In accordance with FASB Statement of Financial Accounting Standards No. 123 Revised, we calculate compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. The estimate of shares that will not vest due to forfeitures is based on our historical forfeiture rate and our expectation of potential forfeitures, which is dependent upon our judgment. If actual experience differs significantly from these estimates, stock based compensation expense and our results of operations could be materially affected.

Significant Accounting Policies

Our significant accounting policies are summarized below.

Revenue Recognition

Investment advisory and trust fees are recognized in the period the services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management.

Accounting for Investments

We have designated our investments other than money market holdings as “trading” securities, which are recorded at market value with the related unrealized gains and losses reflected in “Other revenues” in the consolidated statements of income. Our “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund and common trust fund shares, are valued based upon quoted market prices and, with respect to funds, the net asset value of the shares held as reported by the fund. We have generally designated our investments in money market accounts as “available for sale.” The market values of our money market holdings generally do not fluctuate. Dividends and interest on all of our investments are accrued as earned.

It em 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We utilize various financial instruments such as equity mutual funds and U.S. government and agency obligations, which entail certain inherent market risks. We do not currently participate in any hedging activities, nor do we currently utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that have market risks.

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

The independent registered public accounting firm’s reports and financial statements listed in the accompanying index are included in Item 15 of this report. See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

It em 9A.	Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Please refer to Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting on page F-5 of this Report.

Our independent registered public accounting firm has issued an audit report on (1) our management’s assessment of the effectiveness of our internal control over financial reporting and (2) the effectiveness of our internal control over financial reporting. This report can be found on page F-4.

For the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

I tem 9B.	Other Information.

Not applicable.

PART III

It em 10.	Directors and Executive Officers of the Company.

The information required by this item is or will be set forth in the definitive proxy statement relating to the 2007 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”). This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

It em 11.	Executive Compensation.

The information required by this item is or will be set forth in the Proxy Statement. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

It em 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is or will be set forth in the Proxy Statement. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Ite m 13.	Certain Relationships and Related Transactions.

The information required by this item is or will be set forth in the Proxy Statement. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is or will be set forth in the Proxy Statement. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PAR T IV

I tem 15.	Exhibits and Financial Statement Schedules.

Financial Statement Schedules

The financial statements included in this Report are listed in the Index to Financial Statements on page F-1 of this Report. Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

Exhibits

The exhibits required to be furnished pursuant to Item 15 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD HOLDINGS GROUP, INC.

By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer and President

Dated: February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Brian O. Casey Brian O. Casey	Chief Executive Officer and President (Principal Executive Officer)

/s/ William R. Hardcastle, Jr.	Chief Financial Officer (Principal Financial Officer)
William R. Hardcastle, Jr.

/s/ Craig Whitten	Controller (Principal Accounting Officer)
Craig Whitten

/s/ Susan M. Byrne Susan M. Byrne	Chairman of the Board of Directors and Chief Investment Officer

/s/ Tom C. Davis	Director
Tom C. Davis

/s/ Frederick R. Meyer	Director
Frederick R. Meyer

/s/ Jon L. Mosle, Jr.	Director
Jon L. Mosle, Jr.

/s/ Richard M. Frank	Director
Richard M. Frank

/s/ Raymond E. Wooldridge	Director
Raymond E. Wooldridge

INDEX TO FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements of Westwood Holdings Group, Inc.

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP on the financial statements of Westwood Holdings Group, Inc. as of and for the year ended December 31, 2006	F-2

Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP on the financial statements of Westwood Holdings Group, Inc. as of and for the years ended December 31, 2005 and 2004	F-3

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP – audit of (1) management’s assessment of the effectiveness of internal control over financial reporting and (2) the effectiveness of internal control over financial reporting

F-4

Report of Westwood Holdings Group, Inc.’s management assessment of internal control over financial reporting	F-5

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-6

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	F-7

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Westwood Holdings Group, Inc.:

We have audited the accompanying consolidated balance sheet of Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(revised 2004) – “Share-Based Payment”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton
February 22, 2007
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Westwood Holdings Group, Inc.:

We have audited the accompanying consolidated balance sheet of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Westwood Holdings Group, Inc.:

We have audited management’s assessment, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting, that Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, stockholder’s equity and cash flows for the year ended December 31, 2006, and our report dated February 22, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton
February 22, 2007
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

The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, Westwood’s internal control over financial reporting is effective based on those criteria.

Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page F-4.

By:	/s/ Brian O. Casey
Brian O. Casey, Chief Executive Officer

/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr., Chief Financial Officer

February 22, 2007

Dallas, Texas

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

(in thousands, except par values and share amounts)

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,177	$1,897
Accounts receivable	3,111	2,452
Investments, at market value	17,933	17,878
Deferred income taxes	1,267	573
Other current assets	465	410

Total current assets	24,953	23,210
Goodwill	2,302	2,302
Deferred income taxes	214	244
Property and equipment, net of accumulated depreciation of $774 and $523	1,253	1,554

Total assets	$28,722	$27,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$778	$715
Dividends payable	996	539
Compensation and benefits payable	2,801	2,980
Income taxes payable	689	694
Other current liabilities	10	7

Total current liabilities	5,274	4,935
Deferred rent	713	816

Total liabilities	5,987	5,751

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 6,638,525 shares at December 31, 2006; issued and outstanding 5,986,647 shares at December 31, 2005	66	60
Additional paid-in capital	20,289	21,459
Unamortized stock compensation	—	(6,572)
Retained earnings	2,380	6,612

Total stockholders’ equity	22,735	21,559

Total liabilities and stockholders’ equity	$28,722	$27,310

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

	2006	2005	2004
REVENUES:
Advisory fees	$17,532	$13,868	$13,069
Trust fees	8,240	7,031	5,818
Other revenues	1,592	1,041	1,093

Total revenues	27,364	21,940	19,980

EXPENSES:
Employee compensation and benefits	14,920	11,566	9,799
Sales and marketing	528	443	473
WHG mutual funds	238	14	—
Information technology	925	809	692
Professional services	1,373	1,194	1,248
General and administrative	2,126	1,871	1,783

Total expenses	20,110	15,897	13,995

Income before income taxes	7,254	6,043	5,985
Provision for income taxes	2,785	2,407	2,299

Income before cumulative effect of change in accounting principle	4,469	3,636	3,686
Cumulative effect of change in accounting principle, net of income taxes of $21	39	—	—

Net income	$4,508	$3,636	$3,686

Earnings per share:
Basic:
Continuing operations	$0.80	$0.67	$0.68
Cumulative effect of a change in accounting principle	0.01	—	—

Net income	$0.81	$0.67	$0.68

Diluted:
Continuing operations	$0.79	$0.66	$0.68
Cumulative effect of a change in accounting principle	0.00	—	—

Net income	$0.79	$0.66	$0.68

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Unamortized Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2004	5,550,119	$56	$12,952	$(6)	$(2,609)	$11,460	$21,853
Net income						3,686	3,686
Sale of treasury stock – 353 shares	353	—		6			6
Issuance of restricted stock	192,500	2	3,460		(3,462)		—
Amortization of stock compensation					1,250		1,250
Tax benefit related to equity compensation			157				157
Dividends declared ($0.99 per share)						(5,682)	(5,682)
Stock options vested			249				249
Stock options exercised	11,175	—	144				144

BALANCE, December 31, 2004	5,754,147	$58	$16,962	$—	$(4,821)	$9,464	$21,663
Net income						3,636	3,636
Issuance of restricted stock	211,500	2	3,863		(3,865)		—
Amortization of stock compensation					2,114		2,114
Tax benefit related to equity compensation			113				113
Dividends declared ($1.09 per share)						(6,488)	(6,488)
Stock options vested			250				250
Stock options exercised	21,000	—	271				271

BALANCE, December 31, 2005	5,986,647	$60	$21,459	$—	$(6,572)	$6,612	$21,559
Net income						4,508	4,508
Issuance of restricted stock	620,784	6	(6)				—
Reversal of unamortized stock compensation due to FAS 123 (R) implementation			(6,572)		6,572		—
Amortization of stock compensation			4,500				4,500
Tax benefit related to equity compensation			440				440
Dividends declared ($1.33 per share)						(8,740)	(8,740)
Stock options vested			126				126
Stock options exercised	31,094	—	402				402
Cumulative effect of change in accounting principle			(60)				(60)

BALANCE, December 31, 2006	6,638,525	$66	$20,289	$—	$—	$2,380	$22,735

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,508	$3,636	$3,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	272	191
Loss on sale of other assets	—	—	4
Unrealized gains on investments	(143)	(64)	(21)
Stock option expense	126	250	249
Restricted stock amortization	4,500	2,114	1,250
Deferred income taxes	(685)	(300)	(153)
Cumulative effect of change in accounting principle	(39)	—	—
Excess tax benefits from stock based compensation	(30)	—	—
Net purchases of investments – trading securities	(889)	(288)	(2,248)
Change in operating assets and liabilities:
Accounts receivable	(659)	(620)	99
Other assets	(58)	(18)	(7)
Accounts payable and accrued liabilities	63	86	(307)
Compensation and benefits payable	(179)	277	(73)
Income taxes payable and prepaid taxes	435	830	(338)
Other liabilities	8	109	95

Net cash provided by operating activities	7,224	6,284	2,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(7,869)	(4,863)	(21,755)
Sales of money market funds – available for sale	8,846	5,969	22,805
Purchase of property and equipment	(70)	(75)	(1,189)
Sale of property and equipment	—	—	27

Net cash provided by (used in) investing activities	907	1,031	(112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of treasury stock	—	—	6
Excess tax benefits from stock based compensation	30	—	—
Proceeds from exercise of stock options	402	271	144
Cash dividends	(8,283)	(6,409)	(5,388)

Net cash used in financing activities	(7,851)	(6,138)	(5,238)

NET INCREASE (DECREASE) IN CASH	280	1,177	(2,923)
Cash, beginning of year	1,897	720	3,643

Cash, end of year	$2,177	$1,897	$720

Supplemental cash flow information:
Cash paid during the year for income taxes	$3,034	$1,878	$2,790
Issuance of restricted stock	11,507	3,865	3,462
Tax benefit allocated directly to equity	440	113	157
Dividends declared and not paid until the subsequent year	996	539	460
Assets acquired by recording liabilities	—	—	693

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood”, “we” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001, as a subsidiary of SWS Group, Inc. (“SWS”). On June 28, 2002, SWS completed the spin-off of Westwood by effecting a dividend distribution of all of the Westwood common stock held by SWS to all of its stockholders on a pro rata basis. Westwood is an independent public company, with SWS having no continuing ownership interest in Westwood. For a more detailed discussion of the spin-off and the various agreements entered into by Westwood and SWS, see the Registration Statement on Form 10 filed by Westwood with the Securities and Exchange Commission on June 6, 2002.

Westwood manages investment assets and provides services for its clients through two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust (“Westwood Trust”). Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, mutual funds and also clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Revenue is largely dependent on the total value and composition of assets under management. Accordingly, fluctuations in financial markets and in the composition of AUM impact revenue and results of operations.

Westwood Management is a registered investment adviser under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the accounts of Westwood and its wholly-owned subsidiaries, Westwood Management and Westwood Trust. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter. Consequently, there is not a significant amount of deferred revenue contained in our financial statements. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of interest and investment income. These revenues are recognized as earned or as the services are performed.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less.

Investments

Money market securities are generally classified as available for sale securities and have no significant fluctuating values. All other marketable securities are classified as trading securities. All securities are carried at quoted market value on the accompanying balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term, using the straight-line method. We capitalize leasehold improvements, furniture and fixtures, computer hardware and most office equipment purchases. The following table reflects information about our fixed assets as of December 31, 2006 and 2005.

	2006	2005
Leasehold improvements cost	$828	$938
Leasehold improvements – accumulated depreciation	(127)	(79)
Furniture and fixtures cost	696	694
Furniture and fixtures – accumulated depreciation	(267)	(170)
Computer hardware and office equipment cost	504	445
Computer hardware and office equipment – accumulated depreciation	(381)	(274)

Net fixed assets	$1,253	$1,554

Goodwill

During the third quarters of 2006, 2005 and 2004, we completed our annual impairment assessment as required by SFAS 142 “Goodwill and Other Intangible Assets.” No impairment losses were required. We perform our annual impairment assessment as of July 1. As of December 31, 2006, Westwood Management and Westwood Trust had net goodwill of $1,790,000 and $512,000, respectively.

Reclassifications

Reclassifications of prior period amounts have been made to conform to the 2006 presentation. On the balance sheet, reclassification of the prior year current portion of net deferred tax asset was made from non-current “Deferred income taxes” to “Deferred income taxes” in the current assets section.

Federal Income Taxes

We file a Federal income tax return as a consolidated group for Westwood and its subsidiaries. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense is generally the result of changes in the deferred tax assets and liabilities. Deferred taxes relate primarily to stock-based compensation expense.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We have evaluated the positions in the tax returns we have filed and the amounts comprising our deferred tax assets and determined that FIN 48 will not have a material impact on our financial statements.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating the potential impact of the adoption of FAS 157 on our financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. SAB 108 established an approach that requires dual quantification of financial statement misstatements based on the effects of the misstatement on the income statement, balance sheet and other disclosures. It is referred to as the “dual” approach as it combines two widely used approaches, which focused on either the income statement or the balance sheet. SAB 108 removes the singular focus on either of those financial statements and the lingering errors that could potentially result. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by us on December 31, 2006. The adoption of SAB 108 had no effect on our financial statements

Stock Based Compensation

We account for stock based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123 Revised (“SFAS No. 123R”). Under SFAS No. 123R, stock based compensation expense reflects the fair value of stock based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We have elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, we apply the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards that were outstanding as of January 1, 2006 for which the requisite service had not been rendered, as the remaining service is rendered. The compensation cost we record for these awards is based on their grant-date fair value as required by SFAS No. 123R. SFAS No. 123R also requires us to report the benefits of tax deductions in excess of recognized compensation expense as a financing cash flow, rather than as an operating cash flow.

We have issued restricted stock and stock options in accordance with its Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan. We valued stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and our results of operations could be materially affected.

Fair Value of Financial Instruments

The estimated fair values of our financial instruments have been determined by us using available information. The fair value amounts discussed in Note 4 are not necessarily indicative of either the amounts we would realize upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund and common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, primarily money market accounts, equals their fair value which is equal to the net asset value of the shares held as reported by the fund. The net asset values of money market holdings generally do not fluctuate.

3. ACCOUNTS RECEIVABLE:

Our trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the years ended December 31, 2004 through 2005. In 2006, as a result of the termination of our consulting fee arrangement with Gabelli Advisers and the payment of a dividend in its place, we charged $50,000 of previously accrued consulting revenue to bad debt expense that was in excess of what we received in dividends from Gabelli Advisers. The majority of our accounts receivable balances are advisory and trust fees receivable from customers that we believe and have experienced to be fully collectable.

4. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All of these investments are carried at market value. The money market funds are accounted for as available for sale securities. The other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2006:
U.S. Government and Government agency obligations	$1,757	$—	$—	$1,757
Funds:
Money Market	12,241	—	—	12,241
Equity	3,603	332	—	3,935

Marketable securities	$17,601	$332	$—	$17,933

December 31, 2005:
U.S. Government and Government agency obligations	$1,686	$—	$—	$1,686
Funds:
Money Market	13,206	—	—	13,206
Equity	2,797	189	—	2,986

Marketable securities	$17,689	$189	$—	$17,878

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following amounts are included in our income statement under the heading “Other revenues” for the years indicated:

	2006	2005	2004
Realized gains	$329,000	$170,000	$440,000
Realized losses	(9,000)	—	(3,000)

Net realized gains	320,000	170,000	437,000

Interest income	752,000	498,000	195,000
Dividend income	329,000	29,000	77,000
Unrealized gains	143,000	64,000	56,000
Consulting income	48,000	280,000	328,000

5. INCOME TAXES:

Income tax expense for the years ended December 31, 2006, 2005 and 2004 (effective rates of 38.4%, 39.8% and 38.4%, respectively) differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rate (34%) to income before income taxes. The difference between the Federal corporate tax rate of 34% and the effective tax rate is comprised of the following (in thousands):

	2006	2005	2004
Income tax expense at the statutory rate	$2,466	$2,055	$2,035
State franchise and income taxes	412	296	272
Other, net	(93)	56	(8)

Total income tax expense	$2,785	$2,407	$2,299

Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

	2006	2005	2004
State – current	$638	$454	$369
State – deferred	(5)	(4)	22
Federal – current	2,811	2,253	2,083
Federal – deferred	(659)	(296)	(175)

Total income tax expense	$2,785	$2,407	$2,299

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are presented below (in thousands):

	2006	2005
Depreciation at rates different for tax than for financial reporting	$(154)	$(197)
Restricted stock amortization	1,427	741
Stock option expense	239	254
Other	(31)	19

Total deferred tax assets	$1,481	$817

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net deferred tax assets and liabilities are reflected on our balance sheet as of December 31, 2006 and 2005 as follows:

	2006	2005
Net current deferred tax asset, included in other current assets	$1,267	$573
Non-current deferred tax asset	490	513
Non-current deferred tax liabilities	(276)	(269)

Total net deferred tax assets	$1,481	$817

As a result of our history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that we will realize the benefit of the deferred tax assets. We include penalties and interest on income based taxes in the “Provision for income taxes” line on our income statement. We recorded $77 of penalties and interest in 2006. There were no penalties or interest recorded in 2004 and 2005. For federal income taxes, 2003, 2004 and 2005 are open tax years. For Texas franchise taxes, 2004, 2005 and 2006 are open tax years.

6. REGULATORY CAPITAL REQUIREMENTS:

Westwood Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1.0 million. At December 31, 2006, Westwood Trust had total stockholders’ equity of approximately $3.7 million, which is $2.7 million in excess of its minimum capital requirement.

Westwood Trust is limited under applicable Texas law in the payment of dividends to undivided profits: that part of equity capital equal to the balance of net profits, income, gains and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its board of directors, Westwood Trust has made quarterly and special dividend payments to us out of its undivided profits.

7. EMPLOYEE BENEFITS:

We have issued stock options and restricted shares to our employees and non-employee directors and offer 401(k) matching and profit sharing contributions to our employees. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees and directors of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1,948,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At December 31, 2006, approximately 580,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated:

	2006	2005	2004
Total stock based compensation expense	$4,626,000	$2,364,000	$1,499,000
Total income tax benefit recognized related to stock-based compensation	930,000	515,000	194,000

We recorded certain adjustments to comply with SFAS No. 123R. Since we accounted for forfeitures of equity based awards as they occurred instead of estimating the effect of forfeitures when applying the original Statement of Financial Accounting Standards No. 123, on January 1, 2006 we recorded a cumulative effect of a change in accounting principle totaling $39,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2005 that was in excess of what we estimate will vest. The amount of stock based compensation expense recorded in continuing operations in 2006 using estimated forfeitures was approximately $27,000 more than it would have been had we not estimated forfeitures and continued to account for forfeitures as they occurred.

Restricted Stock

We have granted restricted stock to employees and non-employee directors, which are subject to a service condition, and to the Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on or about the date vesting occurs. For 2007, we estimate that the number of shares that could potentially be withheld for this purpose could total approximately 57,000 shares. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

For the years ended December 31, 2006, 2005 and 2004, we granted restricted stock to employees and non-employee directors. The employees’ shares vest over four years and the directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2006:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested , January 1, 2006	472,000	$18.41
Granted	228,600	18.05
Vested	(133,996)	18.50
Forfeited	(7,816)	18.37

Non-vested , December 31, 2006	558,788	18.24

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

Restricted shares subject only to a service condition:	2006	2005	2004
Weighted-average grant date fair value	$18.05	$18.29	$18.00
Fair value of shares vested	$2,523,000	$1,415,000	$81,000

CEO and CIO performance-based restricted share grants

We granted shares to the Chief Executive Officer and the Chief Investment Officer that vest over four years and six years, respectively, provided annual performance goals established by the compensation committee are met. For the first vesting year, 2006, the officers became vested in the applicable percentage of their restricted shares since Westwood’s adjusted pre-tax income for 2006 was at least 10% greater than Westwood’s adjusted pre-tax income for the year 2005. In each subsequent year during the applicable vesting period, the compensation committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income, as defined. If in any year during the vesting period the performance goal is not met, the compensation committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. However, in no event will the maximum number of shares, which may become vested over the vesting period, exceed 100,000 shares in the case of our Chief Executive Officer and 300,000 shares in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2006	—	—
Granted	400,000	$18.81
Vested	(75,000)	18.81
Forfeited	—	—

Non-vested, December 31, 2006	325,000	18.81

Because the performance goal was met in 2006, the shares are vested in substance, but require certification by the compensation committee of Westwood, at which time a share price will be determined for tax purposes. As a result, we estimate that the total fair value of the shares that vested in 2006 was $1,727,000, which uses a share price of $23.03, the closing price of our stock as of the last business day of 2006. The weighted-average grant date fair value of these vested shares was $18.81. There were no performance-based restricted shares issued before 2006.

Stock Options

Options granted under the Stock Incentive Plan have a maximum ten-year term and vest over a period of four years. Options exercised represent newly issued shares. Westwood’s outstanding stock options, which were all exercisable as of December 31, 2006, have exercise prices ranging from $12.90 to $14.80 and a weighted-average remaining contractual life of 5.5 years. A summary of the status of Westwood’s outstanding stock options as of December 31, 2006, 2005 and 2004 is presented below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2006		December 31, 2005		December 31, 2004
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	155,625	$12.93	176,625	$12.92	189,175	$12.92
Granted	—	—	—	—	—	—
Exercised	(31,094)	12.95	(21,000)	12.90	(11,175)	12.90
Forfeited	—	—	—	—	(1,375)	12.90

Outstanding, end of period	124,531	12.92	155,625	12.93	176,625	12.92

Exercisable, end of period	124,531	12.92	110,000	12.93	85,250	12.92

Intrinsic value – outstanding	$1,259,000		$824,000		$1,197,000
Intrinsic value – exercisable	1,259,000		582,000		578,000

The following table displays information for Westwood stock options exercised for the periods presented:

	For the years ended
	2006	2005	2004
Total intrinsic value of options exercised	$213,000	$94,000	$63,000

Cash received from the exercise of stock options	402,000	271,000	144,000

Westwood Holdings Group, Inc. Savings Plan

Westwood has a defined contribution 401(k) and profit sharing plan that was adopted in July 2002 and covers all of our employees. Discretionary employer profit sharing contributions become fully vested after six years of service by the participant. Profit sharing expense related to our employees for 2006, 2005 and 2004 was approximately $308,000, $282,000 and $242,000, respectively. For the 401(k) portion of the plan, Westwood provided a match in 2006 and 2005 of up to 6% of eligible compensation, an increase from the 4% match provided in 2004. Westwood’s matching contributions vest immediately and the expense totaled approximately $308,000, $280,000 and $200,000 in 2006, 2005 and 2004, respectively.

8. EARNINGS PER SHARE:

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended December 31, 2006, 2005 and 2004, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options, restricted stock and shares held in the Westwood Holdings Group, Inc. Deferred Compensation Plan, which was terminated in 2004. Diluted earnings per common share is computed using the treasury stock method.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	2006	2005	2004
Net income	$4,508	$3,636	$3,686

Weighted average shares outstanding – basic	5,594,139	5,464,033	5,405,133
Dilutive potential shares from stock options	45,766	43,125	33,087
Dilutive potential shares from restricted shares	50,550	33,184	—
Dilutive potential shares from deferred compensation plan	—	—	271

Weighted average shares outstanding – diluted	5,690,455	5,540,342	5,438,491

Earnings per share – basic	$0.81	$0.67	$0.68
Earnings per share – diluted	$0.79	$0.66	$0.68

9. COMMITMENTS AND CONTINGENCIES:

We lease our offices under a non-cancelable operating lease agreement. Rental expense for facilities and equipment leases for fiscal years 2006, 2005 and 2004 aggregated approximately $684,000, $664,000 and $629,000, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of income.

At December 31, 2006, the future contractual rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2007	$626
2008	639
2009	653
2010	672
2011	279

Total payments due	$2,869

10. SEGMENT REPORTING:

We operate two segments: the Westwood Management segment and the Westwood Trust segment. Such segments are managed separately based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes. All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

Westwood Management

The Westwood Management segment provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations and the WHG Funds, and investment subadvisory services to mutual funds and clients of Westwood Trust.

Westwood Trust

The Westwood Trust segment provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Westwood Management	Westwood Trust	Other	Eliminations	Consolidated
2006
Net revenues from external sources	$18,970	$8,394	$—	$—	$27,364
Net intersegment revenues	3,050	5	—	(3,055)	—
Net interest and dividend revenue	927	154	—	—	1,081
Depreciation and amortization	202	64	—	—	266
Income tax expense (benefit)	3,647	731	(1,593)	—	2,785
Income (loss) before income taxes	9,955	1,925	(4,626)	—	7,254
Segment assets	22,190	4,512	2,020	—	28,722
Expenditures for long-lived assets	54	16	—	—	70

2005
Net revenues from external sources	$14,821	$7,119	$—	$—	$21,940
Net intersegment revenues	2,808	6	—	(2,814)	—
Net interest and dividend revenue	439	48	—	—	487
Depreciation and amortization	208	64	—	—	272
Income tax expense (benefit)	2,609	536	(738)	—	2,407
Income (loss) before income taxes	6,994	1,413	(2,364)	—	6,043
Segment assets	21,274	4,495	1,541	—	27,310
Expenditures for long-lived assets	53	22	—	—	75

2004
Net revenues from external sources	$14,055	$5,887	$38	$—	$19,980
Net intersegment revenues	2,344	8	—	(2,352)	—
Net interest and dividend revenue	231	19	8	—	258
Depreciation and amortization	149	42	—	—	191
Income tax expense (benefit)	2,541	333	(575)	—	2,299
Income (loss) before income taxes	6,706	857	(1,578)	—	5,985
Segment assets	20,756	3,844	1,677	—	26,277
Expenditures for long-lived assets	894	295	—	—	1,189

11. CONCENTRATION:

During the years ended December 31, 2006, 2005 and 2004, no customer accounted for 10% or more of our revenues. For the year ended December 31, 2006, our largest four clients accounted for 25.6% of total revenues.

12. SUBSEQUENT EVENT:

On February 7, 2007, we declared a quarterly cash dividend of $0.20 per share on common stock payable on April 2, 2007 for stockholders of record on March 15, 2007.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2006
Revenues	$6,511	$6,639	$6,895	$7,319
Income before income taxes	2,043	1,617	1,564	2,030
Income before cumulative effect of accounting change	1,257	986	921	1,305
Net income	1,296	986	921	1,305
Basic income before cumulative effect of accounting change per common share	0.23	0.18	0.16	0.23
Diluted income before cumulative effect of accounting change per common share	0.22	0.18	0.16	0.22
Basic earnings per common share	0.23	0.18	0.16	0.23
Diluted earnings per common share	0.23	0.18	0.16	0.22

2005
Revenues	$5,082	$5,253	$5,554	$6,051
Income before income taxes	1,421	1,526	1,433	1,663
Net income	875	937	814	1,010
Basic earnings per common share	0.16	0.17	0.15	0.18
Diluted earnings per common share	0.16	0.17	0.15	0.18

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (3)

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (6)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (3)

10.1	Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) (7)+

10.2	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. (2)

10.3	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto (4)

10.4	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 (5)

10.5	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 (5)

10.6	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 (4)

10.7	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (4)

10.8	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (5)+

10.9	Form of Indemnification Agreement for Westwood Management Corp. (5)+

10.10	Form of Indemnification Agreement for Westwood Trust (5)+

10.11	Executive Employment Agreement between Westwood Holdings Group, Inc. and Susan M. Byrne (8)+

10.12	Executive Employment Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (8)+

10.13	Schedule of Director Compensation (1)

21.1	Subsidiaries (4)

23.1	Consent of Deloitte & Touche LLP (1)

24.1	Power of Attorney (included on first signature page) (1)

31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

(1)	Filed herewith.
(2)	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.
(3)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.
(4)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.
(5)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 25, 2005.
(7)	Incorporated by reference from Form S-8 filed with the Securities and Exchange Commission on May 10, 2006.
(8)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on July 28, 2006.
+	Indicates management contract or compensation plan, contract or arrangement.
#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.