Form 10-Q
period 2007-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2007-04-26
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number 1-31234

WESTWOOD HOLDINGS GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2969997
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 CRESCENT COURT, SUITE 1200

DALLAS, TEXAS

75201

(Address of principal executive office)

(Zip Code)

(214) 756-6900

(Registrant’s telephone number, including area code)

---

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of April 24, 2007:    6,639,203.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2007 and December 31, 2006

(in thousands, except par value and share amounts)

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$1,993	$2,177
Accounts receivable	2,515	3,111
Investments, at market value ents, at market value	18,405	17,933
Deferred income taxes	995	1,267
Other current assets	477	465

Total current assets	24,385	24,953
Goodwill	2,302	2,302
Deferred income taxes	231	214
Property and equipment, net of accumulated depreciation of $838 and $774	1,182	1,253

Total assets	$28,100	$28,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$649	$778
Dividends payable	1,328	996
Compensation and benefits payable	1,043	2,801
Income taxes payable	376	689
Other current liabilities	10	10

Total current liabilities	3,406	5,274
Deferred rent	685	713

Total liabilities	4,091	5,987

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 6,644,700 and outstanding 6,639,203 shares at March 31, 2007; issued and outstanding 6,638,525 shares at December 31, 2006	66	66
Additional paid-in capital	21,515	20,289
Treasury stock, at cost – 5,497 shares at March 31, 2007; 0 shares at December 31, 2006	(131)	—
Retained earnings	2,559	2,380

Total stockholders’ equity	24,009	22,735

Total liabilities and stockholders’ equity	$28,100	$28,722

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2007	2006
REVENUES:
Advisory fees	$4,583	$4,179
Trust fees	2,376	1,898
Other revenues	394	434

Total revenues	7,353	6,511

EXPENSES:
Employee compensation and benefits	3,709	3,191
Sales and marketing	121	126
WHG mutual funds	35	72
Information technology	233	232
Professional services	400	353
General and administrative	516	494

Total expenses	5,014	4,468

Income before income taxes	2,339	2,043
Provision for income taxes	832	786

Income before cumulative effect of accounting change	1,507	1,257
Cumulative effect of change in accounting principle, net of income taxes of $21	—	39

Net income	$1,507	$1,296

Earnings per share:
Basic:
Continuing operations	$0.26	$0.23
Cumulative effect of an accounting change	—	—

Net income	$0.26	$0.23

Diluted:
Continuing operations	$0.25	$0.22
Cumulative effect of an accounting change	—	0.01

Net income	$0.25	$0.23

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2007	6,638,525	$66	$20,289	$—	$2,380	$22,735
Net income					1,507	1,507
Cancellation of restricted stock	(3,275)	—	—			—
Dividends declared ($0.20 per share)					(1,328)	(1,328)
Restricted stock amortization			898			898
Tax benefit related to equity compensation			206			206
Stock options exercised	9,450	—	122			122
Purchase of treasury stock	(5,497)			(131)		(131)

BALANCE, March 31, 2007	6,639,203	$66	$21,515	$(131)	$2,559	$24,009

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,507	$1,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	63	71
Unrealized gains on investments	(151)	(168)
Stock option expense	—	61
Restricted stock amortization	898	639
Deferred income taxes	255	(175)
Cumulative effect of change in accounting principle	—	(39)
Excess tax benefits from stock based compensation	(147)	(6)
Net purchases of investments – trading securities	(280)	(55)
Change in operating assets and liabilities:
Accounts receivable	596	(386)
Other current assets	(8)	(50)
Accounts payable and accrued liabilities	(129)	(13)
Compensation and benefits payable	(1,758)	(2,102)
Income taxes payable	(107)	169
Other liabilities	(1)	4

Net cash provided by (used in) operating activities	738	(754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(1,227)	(1,442)
Sales of money market funds – available for sale	1,186	1,886
Purchase of property and equipment	(23)	(39)

Net cash (used in) provided by investing activities	(64)	405

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(131)	—
Excess tax benefits from stock based compensation	147	6
Proceeds from exercise of stock options	122	66
Cash dividends	(996)	(539)

Net cash used in financing activities	(858)	(467)

NET DECREASE IN CASH	(184)	(816)
Cash and cash equivalents, beginning of period	2,177	1,897

Cash and cash equivalents, end of period	$1,993	$1,081

Supplemental cash flow information:
Cash paid during the period for income taxes	$684	$792
Cancellation of restricted stock	(59)	—
Tax benefit allocated directly to equity	206	14

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood,” the “Company,” “we,” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001, as a subsidiary of SWS Group, Inc. (“SWS”). On June 28, 2002, SWS completed the spin-off of Westwood by effecting a dividend distribution of all of the Westwood common stock held by SWS to all of its stockholders on a pro rata basis.

Westwood manages investment assets and provides services for its clients through two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust (“Westwood Trust”). Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations, and a family of institutional mutual funds, which we call the WHG Funds, and investment subadvisory services to mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenue and results of operations.

Westwood Management is a registered investment advisor under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of March 31, 2007, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and, therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2006. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or any future period.

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

Goodwill

During the third quarter of 2006, we completed our annual impairment assessment as required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No.142. No impairment loss was required. We perform our annual impairment assessment as of July 1.

Federal Income Taxes

We file a Federal income tax return as a consolidated group for Westwood and its subsidiaries. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense is generally the result of changes in the deferred tax assets and liabilities and relates primarily to stock-based compensation expense.

Fair Value of Financial Instruments

The estimated fair values of our financial instruments have been determined by us using available information. The fair value amounts discussed in Note 3 are not necessarily indicative of either the amounts we would realize upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual funds and common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, primarily money market accounts, equals their fair value, which is equal to the net asset value of the shares held as reported by the fund. The market values of our money market holdings generally do not fluctuate.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2007 and 2006, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands, except share amounts):

	Three months ended March 31,
	2007	2006
Net income	$1,507	$1,296

Weighted average shares outstanding – basic	5,755,941	5,516,620
Dilutive potential shares from stock options	45,954	45,202
Dilutive potential shares from restricted shares	259,758	160,142

Weighted average shares outstanding – diluted	6,061,653	5,721,964

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

We have issued restricted stock and stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan. We valued stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and our results of operations could be materially affected.

3. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All of these investments are carried at market value. The money market funds are accounted for as available for sale securities. The other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2007:
U.S. Government and Government agency obligations	$1,876	$—	$—	$1,876
Funds:
Money market	12,184	—	—	12,184
Equity and fixed income	3,862	483	—	4,345

Marketable securities	$17,922	$483	$—	$18,405

December 31, 2006:
U.S. Government and Government agency obligations	$1,757	$—	$—	$1,757
Funds:
Money market	12,241	—	—	12,241
Equity and fixed income	3,603	332	—	3,935

Marketable securities	$17,601	$332	$—	$17,933

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. EQUITY:

On February 22, 2007, we purchased 5,497 shares of our common stock from employees of Westwood to satisfy tax obligations related to vested restricted shares. The shares were purchased at $23.88, the closing price of our common stock on that date, and are shown as treasury shares in the equity section of our balance sheet at cost.

On February 7, 2007, we declared a quarterly cash dividend of $0.20 per share on common stock payable on April 2, 2007 to stockholders of record on March 15, 2007.

5. STOCK BASED COMPENSATION

We have issued stock options and restricted shares to our employees and non-employee directors. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees and directors of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 1,948,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At March 31, 2007, approximately 583,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements:

	Three months ended March 31,
	2007	2006
Total stock based compensation expense	$898,000	$700,000
Total income tax benefit recognized related to stock-based compensation	654,000	12,000

Restricted Stock

We have granted restricted stock to employees and non-employee directors, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of March 31, 2007, there was approximately $12.5 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.5 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on or about the date vesting occurs. For 2007, we estimate that the number of shares that could be withheld for this purpose could total approximately 55,000 shares. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted stock granted to employees vest over four years and the non-employee directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended March 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject only to a service condition:
Non-vested, January 1, 2007	558,788	$18.24
Granted	—	—
Vested	(1,525)	18.50
Forfeited	(3,275)	18.11

Non-vested, March 31, 2007	553,988	18.24

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain employees that retired from Westwood in the first three months of 2007 had a portion of their non-vested restricted shares vest ahead of the vesting schedule. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $36,000 and zero, respectively.

CEO and CIO performance-based restricted share grants

We granted shares to our Chief Executive Officer and the Chief Investment Officer that vest over four years and six years, respectively, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. In each year during the applicable vesting period, the Compensation Committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income, as defined. In February 2007, the Compensation Committee established the goal for 2007 as an increase of at least 7% in adjusted pre-tax income over the adjusted pre-tax income for the year 2006. If in any year during the vesting period the performance goal is not met, the Compensation Committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. However, in no event will the maximum number of shares, which may become vested over the vesting period, exceed 100,000 shares in the case of our Chief Executive Officer and 300,000 shares in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject to service and performance conditions:
Non-vested, January 1, 2007	325,000	$18.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, March 31, 2007	325,000	18.81

Because the performance goal was met in 2006, the shares subject to vesting were vested in substance, but required certification by the Compensation Committee, at which time a share price was determined for tax purposes. On February 22, 2007, the 2006 shares, which were expensed in 2006, were certified as vested and the total fair value of the shares was determined to be $1,791,000, utilizing a share price of $23.88, the closing price of our common stock as of the day of certification.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable. All of our outstanding and exercisable options were fully expensed in 2006. The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	124,531	$12.92
Granted	—	—
Exercised	(9,450)	12.91
Forfeited/expired	—	—

Options outstanding and exercisable, March 31, 2007	115,081	12.92	5.26	$1,161,000

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $95,000 and $34,000, respectively. Options exercised represent newly issued shares.

6. SEGMENT REPORTING:

We operate two segments: the Westwood Management segment and the Westwood Trust segment. Such segments are managed separately based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes.

Westwood Management

Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations and the WHG Funds, and investment subadvisory services to mutual funds and clients of Westwood Trust.

Westwood Trust

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals.

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Westwood Management	Westwood Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2007
Net revenues from external sources	$4,938	$2,415	$—	$—	$7,353
Net intersegment revenues	911	1	—	(912)	—
Income before income taxes	2,681	556	(898)	—	2,339
Segment assets	20,852	4,466	2,782	—	28,100
Segment goodwill	1,790	512	—	—	2,302

Three months ended March 31, 2006
Net revenues from external sources	$4,583	$1,928	$—	$—	$6,511
Net intersegment revenues	707	1	—	(708)	—
Income before income taxes	2,344	398	(699)	—	2,043
Segment assets	20,549	4,437	1,819	—	26,805
Segment goodwill	1,790	512	—	—	2,302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC, and those set forth below:

•	our ability to identify and successfully market services that appeal to our customers;

•	the significant concentration of our revenues in four of our customers;

•	our relationships with investment consulting firms;

•	our relationships with current and potential customers;

•	our ability to retain qualified personnel;

•	our ability to successfully develop and market new asset classes;

•	competitive fee pressures could reduce revenues and profit margins;

•	competition in the marketplace;

•	downturn in the financial markets;

•	the passage of legislation adversely affecting the financial services industries;

•	interest rates;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls; and

•	the other risks detailed from time to time in our SEC reports.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations and a family of institutional mutual funds, which we call the WHG Funds, and investment subadvisory services to other mutual funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods ten years and longer, our principal asset classes have consistently ranked above the median in performance within their peer groups.

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

Our other revenues generally consist of interest and investment income. We invest most of our cash in money market funds, although we also invest smaller amounts in bonds and equity instruments.

Assets Under Management

Assets under management increased $771 million, or 14.4%, to $6.1 billion at March 31, 2007, compared with $5.4 billion at March 31, 2006. Average assets under management for the first quarter of 2007 were $6.0 billion compared to $5.1 billion for the first quarter of 2006, an increase of 17.2%. The increase in period ending assets under management was principally attributable to market appreciation of assets under management and asset inflows from new clients, partially offset by the withdrawal of assets by certain clients. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of March 31, 2007 and March 31, 2006:

	As of March 31, (1) (in millions)		% Change
	2007	2006	March 31, 2007 vs. March 31, 2006
Westwood Management
Separate Accounts	$2,594	$2,458	5.5%
Subadvisory	980	851	15.2
WHG Funds	154	54	185.2
Westwood Funds	371	375	(1.1)
Managed Accounts	359	286	25.5

Total	4,458	4,024	10.8

Westwood Trust
Commingled Funds	1,303	1,057	23.3
Private Accounts	251	224	12.1
Agency/Custody Accounts	124	60	106.7

Total	1,678	1,341	25.1

Total Assets Under Management	$6,136	$5,365	14.4%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management serves as investment advisor and Westwood Trust serves as custodian. The SWS cash reserve funds were $177 million and $169 million as of March 31, 2007 and 2006, respectively. These accounts are noted separately due to their unique nature within our business and because they can experience significant fluctuations on a weekly basis.

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

Westwood Trust. In the preceding table, “Commingled Funds” represent funds that have been established to facilitate investment of fiduciary funds of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. “Private Accounts” represent discretionary accounts where Westwood Trust acts as trustee or agent and has full investment discretion. “Agency/Custody Accounts” represent non-discretionary accounts in which Westwood Trust provides agent or custodial services, but does not act in an advisory capacity. For certain assets in this category Westwood Trust provides limited custody services for a minimal or zero fee currently, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock that is being held in custody for clients currently, but may transfer to fee-generating managed assets during an intergenerational transfer of wealth at some point in the future.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three months ended March 31, 2007 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three months ended March 31,		Three months ended March 31, 2007 vs.
	2007	2006	March 31, 2006
Revenues
Advisory fees	$4,583	$4,179	9.7%
Trust fees	2,376	1,898	25.2
Other revenues	394	434	(9.2)

Total revenues	7,353	6,511	12.9

Expenses
Employee compensation and benefits	3,709	3,191	16.2
Sales and marketing	121	126	(4.0)
WHG mutual funds	35	72	(51.4)
Information technology	233	232	0.4
Professional services	400	353	13.3
General and administrative	516	494	4.5

Total expenses	5,014	4,468	12.2

Income before income taxes	2,339	2,043	14.5
Provision for income taxes	832	786	5.9

Income from continuing operations	1,507	1,257	19.9
Cumulative effect of change in accounting principle, net of tax	—	39	N/A

Net income	$1,507	$1,296	16.3%

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Total Revenues. Our total revenues increased by 12.9% to $7.4 million for the three months ended March 31, 2007 compared with $6.5 million for the three months ended March 31, 2006. Advisory fees increased by 9.7% to $4.6 million for the three months ended March 31, 2007 compared with $4.2 million for the three months ended March 31, 2006, primarily as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new clients. These increases were partially offset by the withdrawal of assets by certain clients. Trust fees increased by 25.2% to $2.4 million for the three months ended March 31, 2007 compared with $1.9 million for the three months ended March 31, 2006, primarily as a result of increased average assets under management by Westwood Trust due to inflows from new and existing clients and market appreciation of assets, offset in part by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income, decreased by 9.2% to $394,000 for the three months ended March 31, 2007 compared with $434,000 for the three months ended March 31, 2006. Other revenues decreased primarily as a result of a decrease of $83,000 in consulting revenue from Gabelli Advisers due to the termination of our consulting fee arrangement. We were notified in the fourth quarter 2006 that our consulting payment arrangement was to be replaced by a dividend payment from Gabelli Advisers. We accrued $47,000 in the first quarter of 2007 related to the expected dividend for 2007. Also contributing to the decrease in other revenues were decreases in realized gains and mark to market values on our investments. Increased dividend income offset these decreases to some extent.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 16.2% to $3.7 million for the three months ended March 31, 2007 compared with $3.2 million for the three months ended March 31, 2006. This increase was due primarily to an increase of approximately $259,000 in restricted stock expense due to additional restricted stock grants in July 2006, increased incentive compensation expense due to higher pretax income, increased salary and benefits expense due to salary increases for certain employees and increased headcount, increased payroll taxes related to increased salaries and incentive compensation expense and increased 401(k) match expense. A decrease in compensation expense related to stock options partially offset these increases. We had 48 full-time employees as of March 31, 2007 compared to 47 full-time employees as of March 31, 2006.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs decreased by 4.0% to $121,000 for the three months ended March 31, 2007 compared with $126,000 for the three months ended March 31, 2006. The decrease is primarily the result of decreased consultant marketing costs and a decrease in referral fees. Increases in advertising costs and travel and entertainment expenses partially offset these decreases.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Mutual Funds. WHG Mutual Funds expenses decreased 51.4% to $35,000 for the three months ended March 31, 2007 compared with $72,000 for the three months ended March 31, 2006. The decrease was due primarily to decreased distribution and administration expenses and lower fund expense reimbursements due to growth in assets in these funds.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 0.4% to $233,000 for the three months ended March 31, 2007 compared with $232,000 for the three months ended March 31, 2006. The increase is primarily due to increased expenses for research tools and increased equipment rental fees. Decreases in depreciation and website related expenses partially offset the increases.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 13.3% to $400,000 for the three months ended March 31, 2007 compared with $353,000 for the three months ended March 31, 2006. The increase is primarily due to higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and increased audit expense related to 2006 audits. These increases were partially offset by decreased legal expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 4.5% to $516,000 for the three months ended March 31, 2007 compared with $494,000 for the three months ended March 31, 2006. The increase is primarily due to increased occupancy costs, increased custody expense, increased employee training costs and increased board of director expenses. These increases were partially offset by a decrease in investor relations expense related to a prior year investor and analyst conference, a decrease in office supplies expense and a decrease in state and local tax expense.

Provision for Income Tax Expense. Provision for income tax expense increased by 5.9% to $832,000 for the three months ended March 31, 2007 compared with $786,000 for the three months ended March 31, 2006. The effective tax rate was 35.6% for the three months ended March 31, 2007 compared to 38.4% for the three months ended March 31, 2006. The decrease in the effective tax rate is primarily due to the decrease in state taxes owed resulting from a change in tax law by the State of Texas.

Cumulative Effect of a Change in Accounting Principle, Net of Tax. In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123R”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. We have applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares we issued and accounted for forfeitures as they occurred. Under SFAS No. 123R we are required to estimate the effect of forfeitures. As a result, on January 1, 2006 we recorded a cumulative effect of a change in accounting principle totaling $39,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2006 that was in excess of what we estimate will vest.

Supplemental Financial Information

As supplemental information, we are providing non-GAAP performance measures that we refer to as cash earnings and cash expenses. We provide these measures in addition to, but not as a substitute for, net income and total expenses, which are reported on a GAAP basis. Management and our board of directors review cash earnings and cash expenses to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income and total expenses, are useful for both management and investors to evaluate our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without considering financial information prepared in accordance with GAAP.

In calculating cash earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options. In calculating cash earnings for the three months ended March 31, 2006, we also eliminate the non-cash cumulative effect of change in accounting principle associated with our implementation of SFAS 123R. We define cash expenses as total expenses less non-cash equity-based compensation expense. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating cash earnings or deduct it when calculating cash expenses because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement.

Our cash earnings increased by 22.9% to $2.4 million for the three months ended March 31, 2007 compared with $2.0 million for the three months ended March 31, 2006 primarily due to a 16.3% increase in total revenues.

The following table provides a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended March 31		% Change
	2007	2006
Net Income	$1,507	$1,296	16.3%
Add: Restricted stock expense	898	639	40.5
Add: Stock option expense	—	61	N/A
Less: Cumulative effect of a change in accounting principle	—	(39)	N/A

Cash earnings	$2,405	$1,957	22.9

Total expenses	$5,014	$4,468	12.2
Less: Restricted stock expense	(898)	(639)	40.5
Less: Stock option expense	—	(61)	N/A

Cash expenses	$4,116	$3,768	9.2%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2007, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2007, cash flow provided by operating activities, principally our investment advisory business, was $738,000. At March 31, 2007, we had working capital of $21.0 million. Cash flow used in investing activities during the three months ended March 31, 2007 of $64,000 was primarily related to net purchases of investments and purchases of fixed assets. Cash flow used in financing activities during the three months ended March 31, 2007 of $858,000 was primarily due to cash dividends paid and the purchase of treasury shares. Those decreases were partially offset by proceeds from the issuance of common stock related to the exercise of stock options and tax benefits from stock based compensation.

We had cash and investments, net of dividends payable, of $19.1 million at March 31, 2007 and December 31, 2006. Dividends payable were $1.3 million and $1.0 million as of March 31, 2007 and December 31, 2006, respectively. We had no liabilities for borrowed money at March 31, 2007.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives and our dividend policy. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There have been no significant changes in our contractual obligations since December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We have evaluated our tax positions in the tax returns we have filed, as well as unfiled tax positions and the amounts comprising our deferred tax assets and determined that FIN 48 will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of SFAS 157.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of SFAS 159.

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

For the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of these proceedings will have a material impact on our financial position, operations or cash flow.

ITEM 1A.	RISK FACTORS

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects, and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2007	—	—	—	—
February 1 through February 28, 2007	5,497	$23.88	—	—
March 1 through March 31, 2007	—	—	—	—

Total	5,497	$23.88	—	—

Note: The treasury shares were purchased from Westwood employees at the market close price on the date of purchase in order to assist our employees in satisfying their tax obligations from restricted shares that vested. We anticipate purchasing additional treasury shares in 2007, and potentially in subsequent years, for the same purpose.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2007	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer