Form 10-Q
period 2007-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2007-07-26
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of July 24, 2007: 6,626,703.

WESTWOOD HOLDINGS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2007 and December 31, 2006

(in thousands, except par value and share amounts)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,946	$2,177
Accounts receivable	2,754	3,111
Investments, at market value	19,349	17,933
Deferred income taxes	1,724	1,267
Other current assets	366	465

Total current assets	28,139	24,953
Goodwill	2,302	2,302
Deferred income taxes	15	214
Property and equipment, net of accumulated depreciation of $898 and $774	1,111	1,253

Total assets	$31,567	$28,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$699	$778
Dividends payable	1,330	996
Compensation and benefits payable	2,210	2,801
Income taxes payable	883	689
Other current liabilities	11	10

Total current liabilities	5,133	5,274
Deferred rent	655	713

Total liabilities	5,788	5,987

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 6,659,356 and outstanding 6,653,859 shares at June 30, 2007; issued and outstanding 6,638,525 shares at December 31, 2006	67	66
Additional paid-in capital	23,141	20,289
Treasury stock, at cost – 5,497 shares at June 30, 2007; 0 shares at December 31, 2006	(131)	—
Retained earnings	2,702	2,380

Total stockholders’ equity	25,779	22,735

Total liabilities and stockholders’ equity	$31,567	$28,722

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
REVENUES:
Advisory fees	$5,003	$4,311	$9,586	$8,490
Trust fees	2,516	2,042	4,892	3,940
Other revenues	438	286	832	720

Total revenues	7,957	6,639	15,310	13,150

EXPENSES:
Employee compensation and benefits	4,266	3,730	7,975	6,921
Sales and marketing	147	157	268	283
WHG mutual funds	66	15	101	87
Information technology	249	225	482	457
Professional services	379	375	779	728
General and administrative	609	520	1,125	1,014

Total expenses	5,716	5,022	10,730	9,490

Income before income taxes	2,241	1,617	4,580	3,660
Provision for income taxes	768	631	1,600	1,417

Income before cumulative effect of accounting change	1,473	986	2,980	2,243
Cumulative effect of change in accounting principle, net of income taxes of $21	—	—	—	39

Net income	$1,473	$986	$2,980	$2,282

Earnings per share:
Basic:
Continuing operations	$0.26	$0.18	$0.52	$0.41
Cumulative effect of an accounting change	—	—	—	—

Net income	$0.26	$0.18	$0.52	$0.41

Diluted:
Continuing operations	$0.24	$0.18	$0.49	$0.40
Cumulative effect of an accounting change	—	—	—	0.01

Net income	$0.24	$0.18	$0.49	$0.41

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2007	6,638,525	$66	$20,289	$—	$2,380	$22,735
Net income					2,980	2,980
Cancellation of restricted stock	(3,275)	—	—			—
Dividends declared ($0.40 per share)					(2,658)	(2,658)
Restricted stock amortization			2,260			2,260
Tax benefit related to equity compensation			282			282
Stock options exercised	24,106	1	310			311
Purchase of treasury stock	(5,497)			(131)		(131)

BALANCE, June 30, 2007	6,653,859	$67	$23,141	$(131)	$2,702	$25,779

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,980	$2,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124	138
Unrealized gains on investments	(20)	(110)
Stock option expense	—	122
Restricted stock amortization	2,260	1,765
Deferred income taxes	(258)	(630)
Cumulative effect of change in accounting principle	—	(39)
Excess tax benefits from stock-based compensation	(176)	(7)
Net purchases of investments – trading securities	(778)	(129)
Change in operating assets and liabilities:
Accounts receivable	357	41
Other current assets	102	55
Accounts payable and accrued liabilities	(79)	(94)
Compensation and benefits payable	(591)	(1,173)
Income taxes payable	476	114
Other liabilities	(3)	9

Net cash provided by operating activities	4,394	2,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(3,986)	(2,775)
Sales of money market funds – available for sale	3,368	2,423
Purchase of property and equipment	(39)	(40)

Net cash used in investing activities	(657)	(392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(131)	—
Excess tax benefits from stock-based compensation	176	7
Proceeds from exercise of stock options	311	72
Cash dividends	(2,324)	(1,078)

Net cash used in financing activities	(1,968)	(999)

NET INCREASE IN CASH	1,769	953
Cash and cash equivalents, beginning of period	2,177	1,897

Cash and cash equivalents, end of period	$3,946	$2,850

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,381	$1,934
Cancellation of restricted stock	(59)	—
Tax benefit allocated directly to equity	282	37

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of June 30, 2007, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and, therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2006. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or any future period.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

AUM. A limited number of our clients have a performance-based fee component in their contract, which could pay us an additional fee if we outperform a specified index over a specific period of time. We would record as revenue any performance-based fees earned at the end of the performance period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in these financial statements. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of interest and investment income. These revenues are recognized as earned or as the services are performed.

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

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2007 and 2006, respectively.

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

The following table sets forth the computation of basic and diluted shares (in thousands, except share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$1,473	$986	$2,980	$2,282

Weighted average shares outstanding – basic	5,767,238	5,520,053	5,761,409	5,518,347
Dilutive potential shares from stock options	43,474	46,766	44,872	47,381
Dilutive potential shares from restricted shares	329,713	—	316,950	—

Weighted average shares outstanding – diluted	6,140,425	5,566,819	6,123,231	5,565,728

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123 Revised (“SFAS No. 123R”). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost we record for these awards is based on their grant-date fair value as required by SFAS No. 123R.

We have issued restricted stock and stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan. We valued stock options issued based upon the Black-Scholes option-pricing model and recognized this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

3. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All of these investments are carried at market value. The money market funds are accounted for as available for sale securities. The other investments are accounted for as trading securities.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2007:
U.S. Government and Government agency obligations	$1,899	$1	$—	$1,900
Funds:
Money market	12,761	—	—	12,761
Equity and fixed income	4,336	363	(11)	4,688

Marketable securities	$18,996	$364	$(11)	$19,349

December 31, 2006:
U.S. Government and Government agency obligations	$1,757	$—	$—	$1,757
Funds:
Money market	12,241	—	—	12,241
Equity and fixed income	3,603	332	—	3,935

Marketable securities	$17,601	$332	$—	$17,933

4. EQUITY:

On April 26, 2007, we declared a quarterly cash dividend of $0.20 per share on common stock payable on July 2, 2007 to stockholders of record on June 15, 2007.

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

5. STOCK-BASED COMPENSATION

We have issued stock options and restricted shares to our employees and non-employee directors. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees and directors of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 1,948,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At June 30, 2007, approximately 583,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements:

	Six months ended June 30,
	2007	2006
Total stock-based compensation expense	$2,260,000	$1,887,000
Total income tax benefit recognized related to stock-based compensation	710,000	13,000

Restricted Stock

We have granted restricted stock to employees and non-employee directors, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of June 30, 2007, there was approximately $11.2 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.3 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. For 2007, we estimate that the number of shares that could be withheld for this purpose could total approximately 33,000 shares. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted stock granted to employees vest over four years and the non-employee directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the six months ended June 30, 2007:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2007	558,788	$18.24
Granted	—	—
Vested	(1,525)	18.50
Forfeited	(3,275)	18.11

Non-vested, June 30, 2007	553,988	18.24

Certain employees that retired from Westwood in the first quarter of 2007 had a portion of their non-vested restricted shares vest ahead of the vesting schedule. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $36,000 and zero, respectively.

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

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2007	325,000	$18.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, June 30, 2007	325,000	18.81

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Because the performance goal was met in 2006, the shares subject to vesting were vested in substance, but required certification by the Compensation Committee, at which time a share price was determined for tax purposes. On February 22, 2007, the 2006 shares, which were expensed in 2006, were certified as vested and the total fair value of the shares was determined to be $1,791,000, utilizing a share price of $23.88, the closing price of our common stock as of the day of certification. In the second quarters of 2007 and 2006, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year. As a result, we recognized expense of approximately $470,000 in both the current and prior year quarters related to these performance-based restricted stock grants.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable. All of our outstanding and exercisable options were fully expensed in 2006. The following table sets forth the summary of option activity under our stock option program for the six months ended June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	124,531	$12.92
Granted	—	—
Exercised	(24,106)	12.92
Forfeited/expired	—	—

Options outstanding and exercisable, June 30, 2007	100,425	12.92	5.01	$2,133,000

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $260,000 and $37,000, respectively. Options exercised represent newly issued shares.

6. SEGMENT REPORTING:

We operate two segments: the Westwood Management segment and the Westwood Trust segment. These segments are managed separately based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes.

Westwood Management

Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations and the WHG Funds, as well as investment subadvisory services to mutual funds and clients of Westwood Trust.

Westwood Trust

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals.

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Westwood Management	Westwood Trust	Other	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2007
Net revenues from external sources	$5,397	$2,560	$—	$—	$7,957
Net intersegment revenues	935	2	—	(937)	—
Income before income taxes	2,948	654	(1,361)	—	2,241
Segment assets	23,817	4,513	3,237	—	31,567
Segment goodwill	1,790	512	—	—	2,302

Three months ended June 30, 2006
Net revenues from external sources	$4,559	$2,080	$—	$—	$6,639
Net intersegment revenues	758	2	—	(760)	—
Income before income taxes	2,338	467	(1,188)	—	1,617
Segment assets	21,786	4,475	2,954	—	29,215
Segment goodwill	1,790	512	—	—	2,302

	Westwood Management	Westwood Trust	Other	Eliminations	Consolidated
	(in thousands)
Six months ended June 30, 2007
Net revenues from external sources	$10,335	$4,975	$—	$—	$15,310
Net intersegment revenues	1,846	3	—	(1,849)	—
Income before income taxes	5,629	1,210	(2,259)	—	4,580
Segment assets	23,817	4,513	3,237	—	31,567
Segment goodwill	1,790	512	—	—	2,302

Six months ended June 30, 2006
Net revenues from external sources	$9,142	$4,008	$—	$—	$13,150
Net intersegment revenues	1,465	3	—	(1,468)	—
Income before income taxes	4,682	865	(1,887)	—	3,660
Segment assets	21,786	4,475	2,954	—	29,215
Segment goodwill	1,790	512	—	—	2,302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC, and those set forth below:

•	our ability to identify and successfully market services that appeal to our customers;

•	the significant concentration of our revenues in four of our customers;

•	our relationships with investment consulting firms;

•	our relationships with current and potential customers;

•	our ability to retain qualified personnel;

•	our ability to successfully develop and market new asset classes;

•	competitive fee pressures which could reduce revenues and profit margins;

•	competition in the marketplace;

•	downturn in the financial markets;

•	the passage of legislation adversely affecting the financial services industries;

•	interest rates;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls; and

•	the other risks detailed from time to time in our SEC reports.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations and a family of institutional mutual funds, which we call the WHG Funds, as well as investment subadvisory services to other mutual funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods ten years and longer, our principal asset classes have consistently ranked above the median in performance within their peer groups.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages its clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter, quarterly in arrears based on the assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. A limited number of our clients have a performance-based fee component in their contract, which could pay us an additional fee if we outperform a specified index over a specific period of time. We would record as revenue any performance-based fees earned at the end of the performance period. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in our financial statements.

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

Assets Under Management

Assets under management increased $1.4 billion, or 26.4%, to $6.8 billion at June 30, 2007, compared with $5.4 billion at June 30, 2006. Average assets under management for the second quarter of 2007 were $6.5 billion compared to $5.4 billion for the second quarter of 2006, an increase of 20.4%. The increase in period ending assets under management was principally attributable to market appreciation of assets under management and asset inflows from new clients, partially offset by the withdrawal of assets by certain clients. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of June 30, 2007 and June 30, 2006:

	As of June 30, (1) (in millions)		% Change
	2007	2006	June 30, 2007 vs. June 30, 2006
Westwood Management
Separate Accounts	$3,047	$2,477	23.0%
Subadvisory	1,042	882	18.1
WHG Funds	223	61	265.6
Westwood Funds	388	365	6.3
Managed Accounts	401	286	40.2

Total	5,101	4,071	25.3

Westwood Trust
Commingled Funds	1,355	1,076	25.9
Private Accounts	251	215	16.7
Agency/Custody Accounts	140	54	159.3

Total	1,746	1,345	29.8

Total Assets Under Management	$6,847	$5,416	26.4%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management served as investment advisor and Westwood Trust served as custodian. The SWS cash reserve funds were $0 and $162 million as of June 30, 2007 and 2006, respectively. These accounts were noted separately due to their unique nature within our business and because they were subject to significant fluctuations on a weekly basis.

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and six months ended June 30, 2007 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2007 vs. June 30, 2006	Six months ended June 30, 2007 vs. June 30, 2006
	2007	2006	2007	2006
Revenues
Advisory fees	$5,003	$4,311	$9,586	$8,490	16.1%	12.9%
Trust fees	2,516	2,042	4,892	3,940	23.2	24.2
Other revenues	438	286	832	720	53.1	15.6

Total revenues	7,957	6,639	15,310	13,150	19.9	16.4

Expenses
Employee compensation and benefits	4,266	3,730	7,975	6,921	14.4	15.2
Sales and marketing	147	157	268	283	(6.4)	(5.3)
WHG mutual funds	66	15	101	87	340.0	16.1
Information technology	249	225	482	457	10.7	5.5
Professional services	379	375	779	728	1.1	7.0
General and administrative	609	520	1,125	1,014	17.1	10.9

Total expenses	5,716	5,022	10,730	9,490	13.8	13.1

Income before income taxes	2,241	1,617	4,580	3,660	38.6	25.1
Provision for income taxes	768	631	1,600	1,417	21.7	12.9

Income from continuing operations	1,473	986	2,980	2,243	49.4	32.9
Cumulative effect of change in accounting principle, net of tax	—	—	—	39	N/A	N/A

Net income	$1,473	$986	$2,980	$2,282	49.4%	30.6%

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Total Revenues. Our total revenues increased by 19.9% to $8.0 million for the three months ended June 30, 2007 compared with $6.6 million for the three months ended June 30, 2006. Advisory fees increased by 16.1% to $5.0 million for the three months ended June 30, 2007 compared with $4.3 million for the three months ended June 30, 2006, as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased by 23.2% to $2.5 million for the three months ended June 30, 2007 compared with $2.0 million for the three months ended June 30, 2006, as a result of increased average assets under management by Westwood Trust due to market appreciation of assets and inflows from new clients and existing clients, offset in part by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income, increased by 53.1% to $438,000 for the three months ended June 30, 2007 compared with $286,000 for the three months ended June 30, 2006. Other revenues increased primarily as a result of increased realized gains on our investments and increased dividend and interest income. These increases were partially offset by a decrease of $104,000 in consulting revenue from Gabelli Advisers due to the termination of our consulting fee arrangement. We were notified in the fourth quarter 2006 that our consulting payment arrangement was to be replaced by a dividend payment from Gabelli Advisers. We accrued $32,000 in the second quarter of 2007 related to the expected dividend for 2007.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 14.4% to $4.3 million for the three months ended June 30, 2007 compared with $3.7 million for the three months ended June 30, 2006. This increase was due primarily to an increase of approximately $236,000 in restricted stock expense due to additional restricted stock grants in July 2006, increased incentive compensation expense due to higher pretax income, increased salary and benefits expense due to salary increases for certain employees and increased headcount, increased 401(k) match expense and increased payroll taxes related to increased salaries and incentive compensation expense. A decrease in compensation expense related to stock options, which were fully expensed in 2006, partially offset these increases. In the second quarters of 2007 and 2006, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year. As a result, we recognized expense of approximately $470,000 in both the current and prior year quarters related to these performance-based restricted stock grants. We expect to recognize a similar amount in the third and fourth quarters of 2007 related to these performance-based restricted stock grants. In addition, in the third quarter we will begin to recognize expense related to grants of restricted stock made to other key employees and non-employee directors in July 2007. We had 50 full-time employees as of June 30, 2007 compared to 48 full-time employees as of June 30, 2006.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs decreased by 6.4% to $147,000 for the three months ended June 30, 2007 compared with $157,000 for the three months ended June 30, 2006. The decrease is primarily the result of decreased direct and consultant marketing costs. Increased travel expenses partially offset these decreases.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Mutual Funds. WHG Mutual Funds expenses increased 340.0% to $66,000 for the three months ended June 30, 2007 compared with $15,000 for the three months ended June 30, 2006. The increase was due primarily to increased direct marketing costs related to a mutual fund conference and higher fund expense reimbursements due to the launch of additional funds in the second and third quarters of 2006 and the second quarter of 2007.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 10.7% to $249,000 for the three months ended June 30, 2007 compared with $225,000 for the three months ended June 30, 2006. The increase is primarily due to increased expenses for software licenses and maintenance, research tools and network support. Decreases in depreciation and website related expenses partially offset the increases.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 1.1% to $379,000 for the three months ended June 30, 2007 compared with $375,000 for the three months ended June 30, 2006. The increase is primarily due to higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust. These increases were partially offset by decreases in legal and audit expenses.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 17.1% to $609,000 for the three months ended June 30, 2007 compared with $520,000 for the three months ended June 30, 2006. The increase is primarily due to increases in miscellaneous expenses, charitable contributions, employee training costs, insurance expense, and investor relations expense. These increases were partially offset by a decrease in custody expense.

Provision for Income Tax Expense. Provision for income tax expense increased by 21.7% to $768,000 for the three months ended June 30, 2007 compared with $631,000 for the three months ended June 30, 2006. The effective tax rate was 34.3% for the three months ended June 30, 2007 compared to 39.1% for the three months ended June 30, 2006. The decrease in the effective tax rate is primarily due to the decrease in state taxes owed resulting from a change in tax law by the State of Texas.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Total Revenues. Our total revenues increased by 16.4% to $15.3 million for the six months ended June 30, 2007 compared with $13.2 million for the six months ended June 30, 2006. Advisory fees increased by 12.9% to $9.6 million for the six months ended June 30, 2007 compared with $8.5 million for the six months ended June 30, 2006, as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new clients. These increases were partially offset by the withdrawal of assets by certain clients. Trust fees increased by 24.2% to $4.9 million for the six months ended June 30, 2007 compared with $3.9 million for the six months ended June 30, 2006, as a result of increased average assets under management by Westwood Trust due to market appreciation of assets and inflows from new and existing clients, offset in part by the withdrawal of assets by certain clients. Other revenues increased by 15.6% to $832,000 for the six months ended June 30, 2007 compared with $720,000 for the six months ended June 30, 2006. Other revenues increased primarily as a result of increased realized gains on our investments and increased dividend and interest income. These increases were partially offset by a decrease of $187,000 in consulting revenue from Gabelli Advisers due to the termination of our consulting fee arrangement, which was replaced by a dividend payment from them. We accrued $80,000 in the first six months of 2007 related to the expected dividend for 2007.

Employee Compensation and Benefits. Employee compensation and benefits increased by 15.2% to $8.0 million for the six months ended June 30, 2007 compared with $6.9 million for the six months ended June 30, 2006. This increase was due primarily to an increase of approximately $495,000 in restricted stock expense due to additional restricted stock grants in July 2006, increased incentive compensation expense due to higher pretax income, increased salary and benefits expense due to salary increases for certain employees and increased headcount, increased payroll taxes related to increased salaries and incentive compensation expense and increased 401(k) match expense. A decrease in compensation expense related to stock options partially offset these increases. We had 50 full-time employees as of June 30, 2007 compared to 48 full-time employees as of June 30, 2006.

Sales and Marketing. Sales and marketing costs decreased by 5.3% to $268,000 for the six months ended June 30, 2007 compared with $283,000 for the six months ended June 30, 2006. The decrease is primarily the result of decreased consultant and direct marketing costs. Increases in advertising costs and travel expenses partially offset these decreases.

WHG Mutual Funds. WHG Mutual Funds expenses increased 16.1% to $101,000 for the six months ended June 30, 2007 compared with $87,000 for the six months ended June 30, 2006. The increase was due primarily to increased distribution, administration and marketing expense and higher fund expense reimbursements due to the launch of new funds.

Information Technology. Information technology costs increased by 5.5% to $482,000 for the six months ended June 30, 2007 compared with $457,000 for the six months ended June 30, 2006. The increase is primarily due to increased expenses for software licenses and maintenance, research tools, network support and equipment rental. Decreases in depreciation and website related expenses partially offset the increases.

Professional Services. Professional services expenses increased by 7.0% to $779,000 for the six months ended June 30, 2007 compared with $728,000 for the six months ended June 30, 2006. The increase is primarily due to higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust. These increases were partially offset by decreased legal and audit expenses.

General and Administrative. General and administrative expenses increased by 10.9% to $1.1 million for the six months ended June 30, 2007 compared with $1.0 million for the six months ended June 30, 2006. The increase is primarily due to increases in miscellaneous expenses, employee training costs, charitable contributions, occupancy expenses and insurance expense.

Provision for Income Tax Expense. Provision for income tax expense increased by 12.9% to $1.6 million for the six months ended June 30, 2007 compared with $1.4 million for the six months ended June 30, 2006. The effective tax rate was 34.9% for the six months ended June 30, 2007 compared to 38.7% for the six months ended June 30, 2006. The decrease in the effective tax rate is primarily due to the decrease in state taxes owed resulting from a change in tax law by the State of Texas.

Cumulative Effect of a Change in Accounting Principle, Net of Tax. In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123R”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. We have applied the fair value provisions of the original SFAS No. 123 for all options and restricted shares we issued and accounted for forfeitures as they occurred. Under SFAS No. 123R we are required to estimate the effect of forfeitures. As a result, on January 1, 2006 we recorded a cumulative effect of a change in accounting principle totaling $39,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2006 that was in excess of what we estimated will vest.

Supplemental Financial Information

As supplemental information, we are providing non-generally accepted accounting principles (“non-GAAP”) performance measures that we refer to as cash earnings and cash expenses. We provide these measures in addition to, but not as a substitute for, net income and total expenses, which are reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Management and our board of directors review cash earnings and cash expenses to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income and total expenses, are useful for both management and investors to evaluate our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without considering financial information prepared in accordance with GAAP.

In calculating cash earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options. In calculating cash earnings for the six months ended June 30, 2006, we also eliminate the non-cash cumulative effect of change in accounting principle associated with our implementation of SFAS 123R. We define cash expenses as total expenses less non-cash equity-based compensation expense. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating cash earnings or deduct it when calculating cash expenses because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement.

Our cash earnings increased by 30.5% to $2.8 million for the three months ended June 30, 2007 compared with $2.2 million for the three months ended June 30, 2006 primarily due to a 19.9% increase in total revenues. For the six months ended June 30, 2007, cash earnings increased by 26.9% to $5.2 million compared with $4.1 million for the six months ended June 30, 2006, primarily due to a 16.4% increase in total revenues.

The following tables provide a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended June 30%
	2007	2006	Change
Net Income	$1,473	$986	49.4%
Add: Restricted stock expense	1,362	1,126	21.0
Add: Stock option expense	—	61	N/A

Cash earnings	$2,835	$2,173	30.5

Total expenses	$5,716	$5,022	13.8
Less: Restricted stock expense	(1,362)	(1,126)	21.0
Less: Stock option expense	—	(61)	N/A

Cash expenses	$4,354	$3,835	13.5%

	Six Months Ended June 30%
	2007	2006	Change
Net Income	$2,980	$2,282	30.6%
Add: Restricted stock expense	2,260	1,765	28.0
Add: Stock option expense	—	122	N/A
Less: Cumulative effect of a change in accounting principle	—	(39)	N/A

Cash earnings	$5,240	$4,130	26.9

Total expenses	$10,730	$9,490	13.1
Less: Restricted stock expense	(2,260)	(1,765)	28.0
Less: Stock option expense	—	(122)	N/A

Cash expenses	$8,470	$7,603	11.4%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2007, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2007, cash flow provided by operating activities, principally our investment advisory business, was $4.4 million. At June 30, 2007, we had working capital of $23.0 million. Cash flow used in investing activities during the six months ended June 30, 2007 of $657,000 was primarily related to net purchases of investments and purchases of fixed assets. Cash flow used in financing activities during the six months ended June 30, 2007 of $2.0 million was primarily due to cash dividends paid and the purchase of treasury shares. Those cash uses were partially offset by proceeds from the issuance of common stock related to the exercise of stock options and tax benefits from stock-based compensation.

We had cash and investments, net of dividends payable, of $22.0 million at June 30, 2007 and $19.1 million at December 31, 2006. Dividends payable were $1.3 million and $1.0 million as of June 30, 2007 and December 31, 2006, respectively. We had no liabilities for borrowed money at June 30, 2007.

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

Recent Accounting Pronouncements

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF issue 06-11,”Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue 06-11 requires an employer to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. If an entity’s estimate of forfeitures increases, or if an award is no longer expected to vest, entities should reclassify the dividends or dividend equivalents paid on that award from retained earnings to compensation cost. The provisions of EITF Issue 06-11 are effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of EITF Issue 06-11 to have a significant effect on our financial statements since we have historically accounted for the income tax benefits of dividends paid for share-based payment awards in the manner described.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of SFAS 157.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

For the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Annual Meeting of Stockholders of Westwood Holdings Group, Inc. was held on April 26, 2007 in Dallas, Texas, for the purpose of considering and acting upon the following:

(a)	Election of directors. The stockholders elected the following directors to hold office until the next annual meeting or until their respective successors shall have been duly elected and qualified.

Nominee	For	Withheld
Susan M. Byrne	6,458,794	21,640
Brian O. Casey	6,458,794	21,640
Tom C. Davis	6,414,118	66,316
Richard M. Frank	6,458,894	21,540
Frederick R. Meyer	6,414,190	66,244
Jon L. Mosle, Jr.	6,413,690	66,744
Geoffrey Norman	6,456,357	24,077
Raymond E. Wooldridge	6,413,898	66,536

(b)	The ratification of Grant Thornton LLP as our independent auditors for the year ending December 31, 2007.

For	Against	Abstain
6,476,832	2,440	1,162

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2007	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer