Form 10-Q
period 2007-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2007-10-24
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of October 19, 2007: 6,802,303.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and December 31, 2006

(in thousands, except par value and share amounts)

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,953	$2,177
Accounts receivable	3,680	3,111
Investments, at market value	19,485	17,933
Deferred income taxes	954	1,267
Other current assets	975	465

Total current assets	30,047	24,953
Goodwill	2,302	2,302
Deferred income taxes	88	214
Property and equipment, net of accumulated depreciation of $951 and $774	1,038	1,253

Total assets	$33,475	$28,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$775	$778
Dividends payable	3,398	996
Compensation and benefits payable	2,566	2,801
Income taxes payable	—	689
Other current liabilities	11	10

Total current liabilities	6,750	5,274
Deferred rent	621	713

Total liabilities	7,371	5,987

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 6,834,452 and outstanding 6,802,303 shares at September 30, 2007; issued and outstanding 6,638,525 shares at December 31, 2006	68	66
Additional paid-in capital	26,092	20,289
Treasury stock, at cost – 32,149 shares at September 30, 2007; 0 shares at December 31, 2006	(1,042)	—
Retained earnings	986	2,380

Total stockholders’ equity	26,104	22,735

Total liabilities and stockholders’ equity	$33,475	$28,722

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUES:
Advisory fees	$5,782	$4,391	$15,368	$12,881
Trust fees	2,666	2,086	7,558	6,026
Other revenues	291	418	1,123	1,138

Total revenues	8,739	6,895	24,049	20,045

EXPENSES:
Employee compensation and benefits	4,669	4,058	12,644	10,979
Sales and marketing	164	148	432	431
WHG mutual funds	43	80	144	167
Information technology	239	225	721	682
Professional services	420	312	1,199	1,040
General and administrative	565	508	1,690	1,522

Total expenses	6,100	5,331	16,830	14,821

Income before income taxes	2,639	1,564	7,219	5,224
Provision for income taxes	957	643	2,557	2,060

Income before cumulative effect of accounting change	1,682	921	4,662	3,164
Cumulative effect of change in accounting principle, net of income taxes of $21	—	—	—	39

Net income	$1,682	$921	$4,662	$3,203

Earnings per share:
Basic:
Continuing operations	$0.28	$0.16	$0.80	$0.58
Cumulative effect of an accounting change	—	—	—	—

Net income	$0.28	$0.16	$0.80	$0.58

Diluted:
Continuing operations	$0.27	$0.16	$0.76	$0.56
Cumulative effect of an accounting change	—	—	—	0.01

Net income	$0.27	$0.16	$0.76	$0.57

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine months Ended September 30, 2007

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2007	6,638,525	$66	$20,289	$—	$2,380	$22,735
Net income					4,662	4,662
Issuance of restricted stock	154,571	2	(2)			—
Dividends declared ($0.90 per share)					(6,056)	(6,056)
Restricted stock amortization			3,797			3,797
Tax benefit related to equity compensation			1,475			1,475
Stock options exercised	41,356	—	533			533
Purchase of treasury stock	(32,149)			(1,042)		(1,042)

BALANCE, September 30, 2007	6,802,303	$68	$26,092	$(1,042)	$986	$26,104

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,662	$3,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	202
Unrealized gains on investments	(52)	13
Stock option expense	—	122
Restricted stock amortization	3,797	3,152
Deferred income taxes	439	(296)
Cumulative effect of change in accounting principle	—	(39)
Excess tax benefits from stock-based compensation	(1,226)	(19)
Net purchases of investments – trading securities	(1,089)	(788)
Change in operating assets and liabilities:
Accounts receivable	(569)	(52)
Other current assets	(82)	(129)
Accounts payable and accrued liabilities	(3)	(63)
Compensation and benefits payable	(235)	(1,084)
Income taxes payable	361	(267)
Other liabilities	(10)	8

Net cash provided by operating activities	6,169	3,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(5,320)	(5,536)
Sales of money market funds – available for sale	4,909	8,846
Purchase of property and equipment	(45)	(57)

Net cash (used in) provided by investing activities	(456)	3,253

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,042)	—
Excess tax benefits from stock-based compensation	1,226	19
Proceeds from exercise of stock options	533	293
Cash dividends	(3,654)	(1,653)

Net cash used in financing activities	(2,937)	(1,341)

NET INCREASE IN CASH	2,776	5,875
Cash and cash equivalents, beginning of period	2,177	1,897

Cash and cash equivalents, end of period	$4,953	$7,772

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,756	$2,622
Issuance of restricted stock	5,330	11,507
Tax benefit allocated directly to equity	1,475	380

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2007, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and, therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2006. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007 or any future period.

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

Goodwill

During the third quarter of 2007, we completed our annual impairment assessment as required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No.142. No impairment loss was required. We perform our annual impairment assessment as of July 1.

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

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2007 and 2006, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands, except share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$1,682	$921	$4,662	$3,203

Weighted average shares outstanding – basic	5,937,270	5,662,064	5,820,673	5,566,779
Dilutive potential shares from stock options	41,942	42,522	44,365	45,737
Dilutive potential shares from restricted shares	284,010	112,744	277,158	—

Weighted average shares outstanding – diluted	6,263,222	5,817,330	6,142,196	5,612,516

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2007:
U.S. Government and Government agency obligations	$1,929	$1	$—	$1,930
Funds:
Money market	12,555	—	—	12,555
Equity and fixed income	4,617	431	(48)	5,000

Marketable securities	$19,101	$432	$(48)	$19,485

December 31, 2006:
U.S. Government and Government agency obligations	$1,757	$—	$—	$1,757
Funds:
Money market	12,241	—	—	12,241
Equity and fixed income	3,603	332	—	3,935

Marketable securities	$17,601	$332	$—	$17,933

4. EQUITY:

On July 26, 2007, we declared a quarterly cash dividend of $0.25 per share and a special cash dividend of $0.25 per share on common stock both payable on October 1, 2007 to stockholders of record on September 14, 2007.

On July 26, 2007, we granted an aggregate of 172,600 shares of restricted stock to certain employees, non-employee directors and a non-employee consultant. These shares are subject to vesting conditions as described in “Note 5. Stock Based Compensation”.

On July 1, 2007, we purchased 26,652 shares of our common stock from employees of Westwood to satisfy tax obligations related to vested restricted shares. The shares were purchased at $34.16, the closing price of our common stock on that date, and are shown as treasury shares in the equity section of our balance sheet at cost.

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

5. STOCK-BASED COMPENSATION

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 1,948,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At September 30, 2007, approximately 425,000 shares remain available for issuance under the Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements:

	Nine months ended September 30,
	2007	2006
Total stock-based compensation expense	$3,797,000	$3,274,000
Total income tax benefit recognized related to stock-based compensation	2,957,000	883,000

Restricted Stock

We have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of September 30, 2007, there was approximately $15.0 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.6 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. For 2007, we estimate that the number of shares that could be withheld for this purpose could total approximately 33,000 shares. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted stock granted to employees vest over four years and the non-employee directors’ shares vest over one year. For the nine months ended September 30, 2007, we recorded $2.9 million of expense for these grants. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the nine months ended September 30, 2007:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject only to a service condition:
Non-vested, January 1, 2007	558,788	$18.24
Granted	172,600	32.77
Vested	(186,809)	18.50
Forfeited	(18,029)	18.10

Non-vested, September 30, 2007	526,550	22.92

Certain employees that retired from Westwood in the first quarter of 2007 had a portion of their non-vested restricted shares vest ahead of the vesting schedule. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $6.4 million and $2.5 million, respectively.

CEO and CIO performance-based restricted share grants

We granted restricted shares to our Chief Executive Officer and the Chief Investment Officer that vest over four years and six years, respectively, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. In each year during the applicable vesting period, the Compensation Committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income, as defined. In February 2007, the Compensation Committee established the goal for 2007 as an increase of at least 7% in adjusted pre-tax income over the adjusted pre-tax

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

income for the year 2006. If in any year during the vesting period the performance goal is not met, the Compensation Committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. However, in no event will the maximum number of shares, which may become vested over the vesting period, exceed 100,000 shares in the case of our Chief Executive Officer and 300,000 shares in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject to service and performance conditions:
Non-vested, January 1, 2007	325,000	$18.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, September 30, 2007	325,000	18.81

Because the performance goal was met in 2006, the shares subject to vesting were vested in substance, but required certification by the Compensation Committee, at which time a share price was determined for tax purposes. On February 22, 2007, the 2006 shares, which were expensed in 2006, were certified as vested and the total fair value of the shares was determined to be $1,791,000, utilizing a share price of $23.88, the closing price of our common stock as of the day of certification. In the second quarters of 2007 and 2006, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year. As a result, we recognized expense of approximately $470,000 in both the second and third quarters of the current and prior years related to these performance-based restricted stock grants.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable. All of our outstanding and exercisable options were fully expensed in 2006. The following table sets forth the summary of option activity under our stock option program for the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	124,531	$12.92
Granted	—	—
Exercised	(41,356)	12.91
Forfeited/expired	—	—

Options outstanding and exercisable, September 30, 2007	83,175	12.92	4.76	$1,779,000

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $541,000 and $141,000, respectively. Options exercised represent newly issued shares.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. SEGMENT REPORTING:

We operate two segments: the Westwood Management segment and the Westwood Trust segment. These segments are managed separately based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes. Westwood Holdings, the parent company of Westwood Management and Westwood Trust, does not have revenues or employees and is where we record the expense for stock based compensation.

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2007
Net revenues from external sources	$6,023	$2,716	$—	$—	$8,739
Net intersegment revenues	965	1	—	(966)	—
Income before income taxes	3,453	724	(1,538)	—	2,639
Segment assets	23,106	4,411	5,958	—	33,475
Segment goodwill	1,790	512	—	—	2,302

Three months ended September 30, 2006
Net revenues from external sources	$4,769	$2,126	$—	$—	$6,895
Net intersegment revenues	782	1	—	(783)	—
Income before income taxes	2,464	487	(1,387)	—	1,564
Segment assets	18,475	4,571	7,834	—	30,880
Segment goodwill	1,790	512	—	—	2,302

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Nine months ended September 30, 2007
Net revenues from external sources	$16,358	$7,691	$—	$—	$24,049
Net intersegment revenues	2,811	4	—	(2,815)	—
Income before income taxes	9,082	1,934	(3,797)	—	7,219
Segment assets	23,106	4,411	5,958	—	33,475
Segment goodwill	1,790	512	—	—	2,302

Nine months ended September 30, 2006
Net revenues from external sources	$13,911	$6,134	$—	$—	$20,045
Net intersegment revenues	2,247	4	—	(2,251)	—
Income before income taxes	7,146	1,352	(3,274)	—	5,224
Segment assets	18,475	4,571	7,834	—	30,880
Segment goodwill	1,790	512	—	—	2,302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Assets Under Management

Assets under management increased $2.0 billion, or 35.4%, to $7.7 billion at September 30, 2007, compared with $5.7 billion at September 30, 2006. Average assets under management for the third quarter of 2007 were $7.3 billion compared to $5.5 billion for the third quarter of 2006, an increase of 31.0%. The increase in period ending assets under management was principally attributable to asset inflows from new and existing clients and market appreciation of assets under management, partially offset by the withdrawal of assets by certain clients. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of September 30, 2007 and September 30, 2006:

	As of September 30, (1) (in millions)		% Change
	2007	2006	September 30, 2007 vs. September 30, 2006
Westwood Management
Separate Accounts	$3,701	$2,563	44.4%
Subadvisory	1,062	912	16.4
WHG Funds	228	93	145.2
Westwood Funds	363	373	(2.7)
Managed Accounts	484	292	65.8

Total	5,838	4,233	37.9

Westwood Trust
Commingled Funds	1,400	1,119	25.1
Private Accounts	331	210	57.6
Agency/Custody Accounts	123	120	2.5

Total	1,854	1,449	28.0

Total Assets Under Management	$7,692	$5,682	35.4%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management served as investment advisor and Westwood Trust served as custodian. The SWS cash reserve funds were $0 and $182 million as of September 30, 2007 and 2006, respectively. These accounts were noted separately due to their unique nature within our business and because they were subject to significant fluctuations on a weekly basis.

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2007 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2007 vs. September 30, 2006	Nine months ended September 30, 2007 vs. September 30, 2006
	2007	2006	2007	2006
Revenues
Advisory fees	$5,782	$4,391	$15,368	$12,881	31.7%	19.3%
Trust fees	2,666	2,086	7,558	6,026	27.8	25.4
Other revenues	291	418	1,123	1,138	(30.4)	(1.3)

Total revenues	8,739	6,895	24,049	20,045	26.7	20.0

Expenses
Employee compensation and benefits	4,669	4,058	12,644	10,979	15.1	15.2
Sales and marketing	164	148	432	431	10.8	0.2
WHG mutual funds	43	80	144	167	(46.3)	(13.8)
Information technology	239	225	721	682	6.2	5.7
Professional services	420	312	1,199	1,040	34.6	15.3
General and administrative	565	508	1,690	1,522	11.2	11.0

Total expenses	6,100	5,331	16,830	14,821	14.4	13.6

Income before income taxes	2,639	1,564	7,219	5,224	68.7	38.2
Provision for income taxes	957	643	2,557	2,060	48.8	24.1

Income from continuing operations	1,682	921	4,662	3,164	82.6	47.3
Cumulative effect of change in accounting principle, net of tax	—	—	—	39	N/A	N/A

Net income	$1,682	$921	$4,662	$3,203	82.6%	45.6%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Total Revenues. Our total revenues increased by 26.7% to $8.7 million for the three months ended September 30, 2007 compared with $6.9 million for the three months ended September 30, 2006. Advisory fees increased by 31.7% to $5.8 million for the three months ended September 30, 2007 compared with $4.4 million for the three months ended September 30, 2006, as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased by 27.8% to $2.7 million for the three months ended September 30, 2007 compared with $2.1 million for the three months ended September 30, 2006, as a result of increased average assets under management by Westwood Trust due to inflows from new clients and existing clients and market appreciation of assets, offset in part by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income, decreased by 30.4% to $291,000 for the three months ended September 30, 2007 compared with $418,000 for the three months ended September 30, 2006. Other revenues decreased primarily due to a decrease of $84,000 in consulting revenue from Gabelli Advisers due to the termination of our consulting fee arrangement and a decrease of $62,000 in realized and unrealized gains on investments. We were notified in the fourth quarter 2006 by Gabelli Advisers that our consulting payment arrangement with them was to be replaced by a dividend payment.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 15.1% to $4.7 million for the three months ended September 30, 2007 compared with $4.1 million for the three months ended September 30, 2006. This increase was due primarily to increased incentive compensation expense due to higher pretax income, an increase of approximately $150,000 in restricted stock expense due to additional restricted stock grants in July 2007, increased salary and benefits expense due to increased headcount and salary increases for certain employees and increased 401(k) match expense related to increased salaries and incentive compensation expense. In the second quarters of 2007 and 2006, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year. As a result, we recognized expense of approximately $470,000 in the second and third quarters of both the current and prior year quarters related to these performance-based restricted stock grants. We expect to recognize a similar amount in the fourth quarter of 2007 related to these performance-based restricted stock grants. We had 51 full-time employees as of September 30, 2007 compared to 48 full-time employees as of September 30, 2006.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 10.8% to $164,000 for the three months ended September 30, 2007 compared with $148,000 for the three months ended September 30, 2006. The increase is primarily the result of increased direct marketing and travel and entertainment expenses. Decreased consultant marketing expenses partially offset these increases.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG Mutual Funds expenses decreased 46.3% to $43,000 for the three months ended September 30, 2007 compared with $80,000 for the three months ended September 30, 2006. The decrease was due primarily to lower fund expense reimbursements due to a higher level of assets in the funds compared to last year. This decrease was partially offset by increased direct marketing costs and travel expense related to the funds.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 6.2% to $239,000 for the three months ended September 30, 2007 compared with $225,000 for the three months ended September 30, 2006. The increase is primarily due to increased expenses for research tools, quotations and software licenses and maintenance. Decreased depreciation expense partially offset the increases.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 34.6% to $420,000 for the three months ended September 30, 2007 compared with $312,000 for the three months ended September 30, 2006. The increase is primarily due to higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and increased legal expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 11.2% to $565,000 for the three months ended September 30, 2007 compared with $508,000 for the three months ended September 30, 2006. The increase is primarily due to increases in miscellaneous expenses, director’s fees, office supplies and research expense. These increases were partially offset by decreases in tax expense and insurance expense.

Provision for Income Tax Expense. Provision for income tax expense increased by 48.8% to $957,000 for the three months ended September 30, 2007 compared with $643,000 for the three months ended September 30, 2006 as a result of increased income. The effective tax rate was 36.3% for the three months ended September 30, 2007 compared to 41.1% for the three months ended September 30, 2006. The decrease in the effective tax rate is primarily due to the decrease in state taxes owed resulting from a change in tax law by the State of Texas.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Total Revenues. Our total revenues increased by 20.0% to $24.0 million for the nine months ended September 30, 2007 compared with $20.0 million for the nine months ended September 30, 2006. Advisory fees increased by 19.3% to $15.4 million for the nine months ended September 30, 2007 compared with $12.9 million for the nine months ended September 30, 2006, as a result of increased average assets under management by Westwood Management due to inflows from new and existing clients and the market appreciation of assets. These increases were partially offset by the withdrawal of assets by certain clients. Trust fees increased by 25.4% to $7.6 million for the nine months ended September 30, 2007 compared with $6.0 million for the nine months ended September 30, 2006, as a result of increased average assets under management by Westwood Trust due to inflows from new and existing clients and the market appreciation of assets, offset in part by the withdrawal of assets by certain clients. Other revenues decreased by 1.3% to $1,123,000 for the nine months ended September 30, 2007 compared with $1,138,000 for the nine months ended September 30, 2006. Other revenues decreased primarily as a result of a decrease of $271,000 in consulting revenue from Gabelli Advisers due to the termination of our consulting fee arrangement, which was replaced by a dividend payment from them. We accrued $90,000 in the first nine months of 2007 related to the dividend for 2007. These decreases were partially offset by increased realized and unrealized gains on investments and increased dividend and interest income.

Employee Compensation and Benefits. Employee compensation and benefits increased by 15.2% to $12.6 million for the nine months ended September 30, 2007 compared with $11.0 million for the nine months ended September 30, 2006. This increase was due primarily to increased incentive compensation expense due to higher pretax income, an increase of approximately $645,000 in restricted stock expense due to additional restricted stock grants in July 2006 and 2007, increased salary and benefits expense due to salary increases for certain employees and increased headcount, increased 401(k) match expense and increased payroll taxes related to increased salaries and incentive compensation expense. A decrease in compensation expense related to stock options partially offset these increases.

Sales and Marketing. Sales and marketing costs increased by 0.2% to $432,000 for the nine months ended September 30, 2007 compared with $431,000 for the nine months ended September 30, 2006. The increase is primarily the result of increased travel and entertainment expenses and increased advertising expenses. Decreases in consultant and direct marketing expenses partially offset these increases.

WHG Mutual Funds. WHG Mutual Funds expenses decreased 13.8% to $144,000 for the nine months ended September 30, 2007 compared with $167,000 for the nine months ended September 30, 2006. The decrease was due primarily to decreased fund expense reimbursements due to a higher level of assets in the funds compared to last year. This decrease was partially offset by increased direct marketing costs and travel expense related to the funds.

Information Technology. Information technology costs increased by 5.7% to $721,000 for the nine months ended September 30, 2007 compared with $682,000 for the nine months ended September 30, 2006. The increase is primarily due to increased expenses for research tools, software licenses and maintenance, network support and quotations. Decreases in depreciation and website related expenses partially offset the increases.

Professional Services. Professional services expenses increased by 15.3% to $1.2 million for the nine months ended September 30, 2007 compared with $1.0 million for the nine months ended September 30, 2006. The increase is primarily due to higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust. These increases were partially offset by decreased legal and audit expenses.

General and Administrative. General and administrative expenses increased by 11.0% to $1.7 million for the nine months ended September 30, 2007 compared with $1.5 million for the nine months ended September 30, 2006. The increase is primarily due to increases in miscellaneous expenses, director’s fees, office supplies, employee training costs, subscriptions and research expenses and occupancy expenses. These increases were partially offset by a decrease in tax expense.

Provision for Income Tax Expense. Provision for income tax expense increased by 24.1% to $2.6 million for the nine months ended September 30, 2007 compared with $2.1 million for the nine months ended September 30, 2006 as a result of increased income. The effective tax rate was 35.4% for the nine months ended September 30, 2007 compared to 39.4% for the nine months ended September 30, 2006. The decrease in the effective tax rate is primarily due to the decrease in state taxes owed resulting from a change in tax law by the State of Texas.

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

Our cash earnings increased by 39.4% to $3.2 million for the three months ended September 30, 2007 compared with $2.3 million for the three months ended September 30, 2006 primarily due to a 26.7% increase in total revenues. For the nine months ended September 30, 2007, cash earnings increased by 31.4% to $8.5 million compared with $6.4 million for the nine months ended September 30, 2006, primarily due to a 20.0% increase in total revenues.

The following tables provide a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended September 30		% Change
	2007	2006
Net Income	$1,682	$921	82.6%
Add: Restricted stock expense	1,537	1,387	10.8
Add: Stock option expense	—	1	N/A

Cash earnings	$3,219	$2,309	39.4

Total expenses	$6,100	$5,331	14.4
Less: Restricted stock expense	(1,537)	(1,387)	10.8
Less: Stock option expense	—	(1)	N/A

Cash expenses	$4,563	$3,943	15.7%

	Nine months Ended September 30		% Change
	2007	2006
Net Income	$4,662	$3,203	45.6%
Add: Restricted stock expense	3,797	3,152	20.5
Add: Stock option expense	—	122	N/A
Less: Cumulative effect of a change in accounting principle	—	(39)	N/A

Cash earnings	$8,459	$6,438	31.4

Total expenses	$16,830	$14,821	13.6
Less: Restricted stock expense	(3,797)	(3,152)	20.5
Less: Stock option expense	—	(122)	N/A

Cash expenses	$13,033	$11,547	12.9%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2007, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2007, cash flow provided by operating activities, principally our investment advisory business, was $6.2 million. At September 30, 2007, we had working capital of $23.3 million. Cash flow used in investing activities during the nine months ended September 30, 2007 of $456,000 was primarily related to net purchases of investments and purchases of fixed assets. Cash flow used in financing activities during the nine months ended September 30, 2007 of $2.9 million was primarily due to cash dividends paid and the purchase of treasury shares. Those cash uses were partially offset by proceeds from the issuance of common stock related to the exercise of stock options and tax benefits from stock-based compensation.

We had cash and investments, net of dividends payable, of $21.0 million at September 30, 2007 and $19.1 million at December 31, 2006. Dividends payable were $3.4 million and $1.0 million as of September 30, 2007 and December 31, 2006, respectively. We had no liabilities for borrowed money at September 30, 2007.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures and strategic initiatives and our dividend policy. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There have been no significant changes in our contractual obligations since December 31, 2006.

Recent Accounting Pronouncements

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue 06-11 requires an employer to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. If an entity’s estimate of forfeitures increases, or if an award is no longer expected to vest, entities should reclassify the dividends or dividend equivalents paid on that award from retained earnings to compensation cost. The provisions of EITF Issue 06-11 are effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of EITF Issue 06-11 to have a significant effect on our financial statements since we have historically accounted for the income tax benefits of dividends paid for share-based payment awards in the manner described.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

For the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2007	26,652	$34.16	—	—
August 1 through August 31, 2007	—	—	—	—
September 1 through September 30, 2007	—	—	—	—

Total	26,652	$34.16	—	—

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

Dated: October 24, 2007	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer