Form 10-K
period 2007-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2008-02-27
CIK 1165002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value on June 30, 2007 of the voting and non-voting common equity held by non-affiliates of the registrant was $172,451,021. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 20, 2008: 6,807,408.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

General

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, a family of mutual funds, which we call the WHG Funds, other mutual funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2007, Westwood Management and Westwood Trust collectively managed assets valued at approximately $7.9 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods of ten years and longer, our principal asset classes rank above the median in performance within their peer groups.

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

Westwood Management

General

Westwood Management provides investment advisory services to large institutions, including corporate pension funds, public retirement plans, endowments and foundations, having at least $10 – $25 million in investable assets, depending on the asset class. Westwood Management also provides advisory services to the WHG Funds and subadvisory services to other mutual funds. Our overall investment philosophy is determined by our chief investment officer, Susan M. Byrne, and, with respect to the bulk of assets under management, is a value-oriented approach that is focused on achieving a superior, risk-adjusted return by investing in companies that are positioned for growth but are not fully recognized as such in the marketplace. This investment approach is designed to preserve capital in unfavorable periods and to provide superior real returns over the long term. Ms. Byrne has over 35 years of investment experience. Westwood Management’s investment advisory team also possesses substantial investment management experience, including a number of investment management, research and trading professionals. The continuity of the team and its years of experience are critical elements in successfully managing investments.

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

Master Limited Partnerships (MLPs): Investments include MLPs (including LPs and GPs), securities of tanker and other marine shipping companies and other securities whose characteristics are consistent with those listed above. The portfolio focuses on companies that over time exhibit higher dividend yields, stable and predictable cash flows, low correlation to other asset classes and growth opportunities.

Fixed Income Core/Intermediate Bonds: Investments in high-grade, intermediate term, corporate and government bonds. We seek to add value to client portfolios through yield curve positioning and investment in improving credit quality.

Each asset class is a portfolio of equity and/or fixed income securities selected by Westwood Management’s portfolio teams and chosen to best provide the long term returns consistent with Westwood Management’s investment philosophy. Our portfolio teams make decisions for all of Westwood Management’s asset classes in accordance with the investment objectives and policies of such asset classes, including determining when and which securities to purchase and sell.

We primarily employ a value-oriented approach in managing the bulk of our equity asset classes. The common thread that permeates throughout our investment strategies is our focus on a disciplined approach to controlling risk and preserving the core value of the assets under management whenever possible. Our value oriented asset classes have a greater emphasis on identifying companies where earnings result from actual operational improvements and not manufactured improvements occurring through financial statement adjustments. Our desire to prevent the loss of the core value of the assets under management is the overriding objective of this strategy, even if the cost is the loss of opportunity for potentially higher returns. Through investments in companies that exhibit these characteristics, Westwood Management seeks to consistently demonstrate superior performance relative to industry peers and the broad market.

More than half of our assets under management are invested in equity securities of companies with a large market capitalization. When measured over multi-year periods, ten years and longer, Westwood Management’s principal asset classes rank above the median within their peer groups in performance according to recognized industry sources, including Morningstar, Inc. For the ten-year period ended on December 31, 2007, our LargeCap Value, SMidCap Value and Balanced asset classes rank in the top quartile in their peer groups.

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

Advisory and Subadvisory Service Agreements

Westwood Management manages accounts of its clients under investment advisory and subadvisory agreements. As is common in the asset management industry, these agreements are usually terminable upon short notice and provide for compensation based on the market value of the client’s assets under management. Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter, quarterly in arrears based on the assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. A limited number of our clients have a performance-based fee component in their contract, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood Management provides overall investment management services, including directing investments in conformity with the investment objectives and restrictions imposed by the clients. Unless otherwise directed in writing by our client, Westwood Management has the authority to vote all proxies with respect to a client’s assets.

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

Under our subadvisory agreement with Gabelli Advisers, Inc., Westwood Management provides investment advisory services to the Westwood Funds family of mutual funds. One of the Westwood Funds, the Westwood Equity Fund is a large cap value fund with assets consisting of securities valued at approximately $194 million as of December 31, 2007. For the ten-year period ended on December 31, 2007, the Westwood Equity Fund ranked in the 18th percentile in the Large Value category according to Morningstar, Inc. Westwood Management owns shares of Class A Common Stock representing a 19.02% economic interest in Gabelli Advisers, Inc., a subsidiary of GAMCO Investors, Inc. Based on SEC filings, we believe that GAMCO Investors, Inc. owned 17.5% of our common stock as of December 31, 2007. Westwood Management received subadvisory payments from Gabelli Advisers of $844,000, $863,000 and $780,000 for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

While Westwood Management provides subadvisory services with respect to the Westwood Funds family of funds, Westwood Management provides investment advisory services directly to the WHG Funds family of mutual funds, which includes the WHG SMidCap Fund, the WHG Income Opportunity Fund, the WHG LargeCap Value Fund, the WHG Balanced Fund and the WHG SmallCap Value Fund. “WHG Funds” represent the family of institutional mutual funds for which Westwood Management serves as advisor. “Westwood Funds” represent the family of mutual funds for which Westwood Management serves as subadvisor.

Our largest client accounted for 10.2% of our fee revenues and our four largest clients accounted for approximately 25.9% of fee revenues for the twelve months ended December 31, 2007.

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

Generate growth from new and existing clients and consultant relationships. As our primary business objective, we intend to maintain and enhance existing relationships with clients and investment consultants by continuing to provide solid investment performance and a high level of quality service to these existing relationships. Additionally, we intend to pursue growth through targeted sales and marketing efforts that emphasize our investment performance and superior client service. New institutional client accounts are generally derived through investment consultants, and we have been successful in developing solid long-term relationships with many national and regional investment consultants. We believe, the familiarity with our firm, our people and our processes that we have built in these relationships is one of the key factors in being considered for new client investment mandates.

Attract and retain key employees. In order to achieve our performance and client relationship objectives, we must be able to retain and attract talented investment professionals. We believe that we have created a workplace environment in which motivated, performance-driven, and client-oriented individuals thrive. As a public company, we are able to offer to our employees a compensation program that includes strong equity incentives such that the success of our employees will be closely tied to the success of our clients. We believe these factors are critical ingredients in maintaining a stable, client-focused environment. As a result, we have built a firm that we believe can support significant future growth.

Grow assets in our additional asset classes. While LargeCap Value is our flagship product, we continue to develop additional asset classes in response to client needs and opportunities we see in the marketplace. Westwood Management has managed our SMidCap Value asset class with solid results for clients at Westwood Trust for several years. We began marketing SMidCap Value to institutions in late 2004 and as of December 31, 2007, we had approximately $1.5 billion under management in that asset class. We have also developed additional new asset classes in recent years that we intend to introduce to the institutional marketplace at the appropriate time in the future. SmallCap Value now has a four-year track record, Income Opportunity now has a five-year track record and AllCap Value will soon have a six-year track record. We began marketing SmallCap Value to institutions in 2007 and as a result that product is now moving through the approval process at multiple investment consulting firms. In 2007, we launched an MLP portfolio in response to the needs of an existing client. We believe that we have the team in place to support these new products in the institutional marketplace. If we continue to deliver strong performance, we believe the demand for these asset classes can provide meaningful growth in our assets under management in the future.

Foster continued growth of the Westwood Trust platform. Westwood Trust has experienced solid growth in serving small- to medium-sized institutions and high net worth individuals. We are seeing a growing level of interest from clients and prospects in the diversified, highly attentive service model that we have developed. A significant percentage of new asset growth at Westwood Trust is the result of referrals and additional assets from existing clients. We believe the continued acceptance of our Enhanced Balanced product, which offers diversified exposure to multiple asset classes in a tax efficient, comprehensive solution for clients, provides us with opportunities for future growth.

Foster expanded distribution via mutual funds. In April 2007, we launched a new mutual fund, the WHG SmallCap Value Fund. It joined the other WHG Funds, the WHG SMidCap Fund, the WHG Income Opportunity Fund, the WHG LargeCap Value Fund and the WHG Balanced Fund, which were launched in 2005 and 2006. The WHG

Funds, which mirror our institutional strategies, offer capped expense ratios and are available in an institutional share class for all funds. We also launched an A share in the WHG LargeCap Value Fund and the WHG Income Opportunity Fund in December 2007 in order to target No Transaction Fee (“NTF”) mutual fund supermarket platforms and the broker/dealer marketplace. We believe that access to our SMidCap Value, Income Opportunity, LargeCap Value, Balanced and SmallCap Value asset classes via an institutional mutual fund vehicle will present an attractive offering for certain segments of institutional investors, including 401(k) plans.

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

Our business is subject to regulation at both the federal and state level by the SEC and other regulatory bodies. Westwood Management is registered with the SEC under the Investment Advisers Act of 1940 and under the laws of various states. As a registered investment adviser, Westwood Management is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. In addition, Westwood Management acts as adviser to a family of mutual funds, the WHG Funds, which are registered with the SEC under the Investment Company Act of 1940. As adviser to a registered investment company, Westwood Management must comply with the requirements of the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record-keeping, disclosure, governance and restrictions on transactions with affiliates. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, we are subject to periodic examination by the SEC. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management to comply with the requirements of the SEC could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act, the Investment Company Act and the USA PATRIOT Act.

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

The Finance Code also gives the Banking Commissioner broad regulatory powers (including penalties and civil and administrative actions) if the trust company violates certain provisions of the Finance Code or conservatorship or closure if Westwood Trust is determined to be in a “hazardous condition” (as the law defines that term). Westwood Trust’s failure to comply with the Finance Code could have a material adverse effect on Westwood.

Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits which is described as that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board resolutions. At the discretion of its board of directors, Westwood Trust has made quarterly and special dividend payments to Westwood Holdings Group out of its undivided profits.

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

Employees

At December 31, 2007, we had 52 full-time employees, including 19 investment management, research and trading professionals, 15 marketing and client service professionals and 18 operations and business management professionals. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

We have incurred significant costs over the last several years to develop new asset classes, including SMidCap Value, SmallCap Value, AllCap Value, Income Opportunity and an MLP portfolio, to launch five new mutual funds, the WHG SMidCap Fund, the WHG Income Opportunity Fund, the WHG LargeCap Value Fund, the WHG Balanced Fund

and the WHG SmallCap Value Fund and also to upgrade our business infrastructure. Some of the costs associated with these improvements will continue to be incurred in future periods and are relatively fixed. We may not realize the benefits of these investments and, in the event we are not able to do so, our growth opportunities may be adversely affected.

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

Our largest client accounted for 10.2% of our fee revenues and our largest four clients accounted for 25.9% of fee revenues for the twelve months ended December 31, 2007, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these clients. There can be no assurance that we will be successful in maintaining these existing client relationships or in securing additional clients. Any failure by us to retain one or more of these large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

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

Performance fees could have a significant effect on our revenues and results of operations.

We have performance fee agreements with a small number of our clients, which would pay us a fee if we outperform a specified index over a specific period of time. There can be no assurance that we will perform well relative to those indexes and the failure to do so would cause us to earn none or only part of those potential revenues, which would have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly from one measurement period to the next, depending on how we perform relative to the indexes specified in these agreements.

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

Our investment professionals handle a significant amount of assets, financial and personal information for our clients. Although we have implemented a system of controls to minimize the risk of a fraudulent taking or misuse of assets and information, there can be no assurance that our controls will be adequate to prevent the taking or misuse by our portfolio managers or employees. If our controls are ineffective in preventing the fraudulent taking or misuse of assets and information, we could be subject to costly litigation, which could consume a substantial amount of our resources and distract our management from our operations and could also result in regulatory sanctions. Additionally, any such fraudulent actions could adversely affect some of our clients in other ways, and these clients could seek redress against us.

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

We may not be able to fund future capital requirements on favorable terms, if at all.

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

Item 2.	Properties.

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

Market Information

Our common stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “WHG” since July 1, 2002. At December 31, 2007, there were approximately 171 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater. The table below sets forth the high and low sale prices for the common stock, as reported by the NYSE for the periods indicated.

	High	Low
2007
Fourth Quarter	$39.96	$30.19
Third Quarter	36.27	24.40
Second Quarter	34.30	22.72
First Quarter	26.51	22.19
2006
Fourth Quarter	$26.74	$19.75
Third Quarter	20.15	18.00
Second Quarter	19.99	18.08
First Quarter	20.15	18.00

Dividends

We have declared a cash dividend on our common stock for each quarter since the date that our common stock was first publicly traded. The table below sets forth the quarterly and special dividends declared for the periods indicated.

	Quarterly	Special
2007
Fourth Quarter	$0.25	—
Third Quarter	0.25	$0.25
Second Quarter	0.20	—
First Quarter	0.20	—
2006
Fourth Quarter	$0.15	—
Third Quarter	0.15	$0.85
Second Quarter	0.09	—
First Quarter	0.09	—

In addition, on February 6, 2008 we declared a quarterly cash dividend of $0.30 per share on our common stock payable on April 1, 2008 to stockholders of record on March 14, 2008. We currently intend to continue paying cash dividends in such amounts as our Board of Directors determines is appropriate. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and subject to some limitations under the Delaware General Corporation Law.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2007 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, our only equity compensation plan in effect at that time. The material terms of this plan were approved by our stockholders at our 2006 Annual Meeting.

Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	77,300	$12.92	425,000
Equity compensation plans not approved by security holders	—	—	—

Total	77,300	$12.92	425,000

PERFORMANCE GRAPH

The following graph compares total stockholder returns of Westwood since December 31, 2002 with the total return of the Russell 2000 Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of thirty-three publicly traded asset management companies.

Comparison of Cumulative Five Year Total

Return

	Period ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Westwood Holdings Group, Inc.	100.00	141.97	165.47	162.22	219.16	372.26
Russell 2000 Index	100.00	147.25	174.24	182.18	215.64	212.26
SNL Asset Manager Index	100.00	139.44	181.92	231.37	268.32	305.43

The total return for our stock and for each index assumes $100 invested on December 31, 2002 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including the reinvestment of dividends. Our common stock is traded on the NYSE.

The closing price of our common stock on the last trading day of the year ended December 31, 2007 was $37.60 per share. Historical stock price performance is not necessarily indicative of future price performance.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table displays information with respect to the treasury shares we purchased during the three months ended December 31, 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2007	770	$37.01	—	—
November 1 through November 30, 2007	—	—	—	—
December 1 through December 31, 2007	—	—	—	—

Total	770	$37.01	—	—

The treasury shares were purchased from Westwood employees at the market close price on the date of purchase in order to assist our employees in satisfying their tax obligations from restricted shares that vested. We anticipate purchasing additional treasury shares in 2008, and potentially in subsequent years, for the same purpose.

Item 6.	Selected Consolidated Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the five years ended December 31, 2007, except Assets Under Management, is derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered accounting firm as of and for the years ended December 31, 2007 and 2006, and from our consolidated financial statements as audited by Deloitte & Touche LLP, independent registered accounting firm as of and for the years ended December 31, 2005, 2004 and 2003, and should be read in conjunction with those statements. The information set forth below should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Year ended December 31, (in thousands, except per share amounts)
	2007	2006	2005	2004	2003
Consolidated Statements of Income Data:
Total revenues	$36,292	$27,364	$21,940	$19,980	$20,078
Total expenses	24,085	20,110	15,897	13,995	12,198
Income before income taxes	12,207	7,254	6,043	5,985	7,880
Provision for income taxes	4,263	2,785	2,407	2,299	2,996
Income before cumulative effect of accounting change	7,944	4,469	3,636	3,686	4,884
Net income	7,944	4,508	3,636	3,686	4,884

Income before cumulative effect of change in accounting principle per share – basic	$1.36	$0.80	$0.67	$0.68	$0.91
Income before cumulative effect of change in accounting principle per share – diluted	$1.28	$0.79	$0.66	$0.68	$0.90
Earnings per share – basic	$1.36	$0.81	$0.67	$0.68	$0.91
Earnings per share – diluted	$1.28	$0.79	$0.66	$0.68	$0.90

Cash dividends declared per common share	$1.15	$1.33	$1.09	$0.99	$1.18

	As of December 31, (in thousands)
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and investments	$26,704	$20,110	$19,775	$19,352	$21,056
Total assets	39,024	28,722	27,310	26,277	26,237
Stockholders’ equity	29,346	22,735	21,559	21,663	21,853

Assets Under Management (in millions)	$7,853	$5,927	$4,928	$3,996	$3,954

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments and foundations, the WHG Funds, other mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2007, Westwood Management and Westwood Trust collectively managed assets valued at approximately $7.9 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes have consistently ranked above the median in performance within their peer groups.

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

We began marketing our SMidCap Value product to institutional investment consultants in late 2004. As a result of this targeted marketing effort, we gained a number of meaningful SMidCap Value clients in 2005 through 2007 with assets increasing from $78 million at December 31, 2004 to $1.5 billion at December 31, 2007. We continue to devote significant marketing effort to our SMidCap Value product as well as our SmallCap Value product, which now has a four-year track record, to the institutional market. Our SmallCap Value product is progressing through the approval process at multiple investment consulting firms and we are beginning to see search activity in this capacity constrained product. We won our first institutional separate account mandates in SmallCap Value in 2007. We have also launched five mutual funds under the WHG Funds name from December 2005 to April 2007. As of December 31, 2007, assets in these five funds were approximately $233 million. In addition to the funds’ existing institutional share class, we launched an A share in the WHG LargeCap Value Fund and the WHG Income Opportunity Fund in December 2007 in order to target No Transaction Fee (“NTF”) mutual fund supermarket platforms and the broker/dealer marketplace. We have an additional WHG Fund registered with the SEC, the WHG AllCap Value Fund, and are evaluating opportunities to launch this fund in the future.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages its clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter, quarterly in arrears based on the assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. A limited number of our clients have a performance-based fee component in their contract, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter. Consequently, there is not a significant amount of deferred revenue contained in our financial statements.

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

Assets Under Management

Assets under management increased $2.0 billion, or 33%, to $7.9 billion at December 31, 2007 compared to $5.9 billion at December 31, 2006. The increase in assets under management was primarily due to inflows of assets from new and existing clients and the market appreciation of assets under management, partially offset by the withdrawal of assets by certain clients. Quarterly average assets under management increased $1.4 billion, or 26%, to $6.9 billion for 2007 compared with $5.5 billion for 2006.

Assets under management increased $999 million, or 20%, to $5.9 billion at December 31, 2006 compared to $4.9 billion at December 31, 2005. The increase in assets under management was primarily due to the market appreciation of assets under management and inflows of assets from new clients, partially offset by the withdrawal of assets by certain clients. Quarterly average assets under management increased $1.1 billion, or 25%, to $5.5 billion for 2006 compared with $4.4 billion for 2005.

	As of December 31, (1) (in millions)			% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Westwood Management Corp.
Separate Accounts	$3,846	$2,578	$2,357	49%	9%
Subadvisory	1,051	953	719	10	33
WHG Funds	234	130	8	80	1,525
Westwood Funds	362	374	373	(3)	0
Managed Accounts	491	315	225	56	40

Total	5,984	4,350	3,682	38	18

Westwood Trust
Commingled Funds	1,427	1,229	990	16	24
Private Accounts	324	225	209	44	8
Agency/Custody Accounts	118	123	47	(4)	162

Total	1,869	1,577	1,246	19	27

Total Assets Under Management	$7,853	$5,927	$4,928	33%	20%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management served as investment adviser and Westwood Trust served as custodian. The SWS cash reserve funds were zero, $172 million and $184 million as of December 31, 2007, 2006 and 2005, respectively. These accounts were noted separately due to their unique nature within our business and because they were subject to significant fluctuations on a weekly basis.

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

Results of Operations

The following table and discussion of our results of operations is based upon data derived from our consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this Report.

	Years ended December 31, (in thousands)			% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues
Advisory fees
Asset-based	$21,719	$17,532	$13,868	24%	26%
Performance-based	3,021	—	—	—	—
Trust fees	10,275	8,240	7,031	25	17
Other revenues	1,277	1,592	1,041	(20)	53

Total revenues	36,292	27,364	21,940	33	25

Expenses
Employee compensation and benefits	18,411	14,920	11,566	23	29
Sales and marketing	581	528	443	10	19
WHG mutual funds	161	238	14	(32)	1600
Information technology	970	925	809	5	14
Professional services	1,630	1,373	1,194	19	15
General and administrative	2,332	2,126	1,871	10	14

Total expenses	24,085	20,110	15,897	20	27

Income before income taxes	12,207	7,254	6,043	68	20
Provision for income taxes	4,263	2,785	2,407	53	16

Income before cumulative effect of accounting change	7,944	4,469	3,636	78	23
Cumulative effect of change in accounting principle, net of tax	—	39	—	—	—

Net income	$7,944	$4,508	$3,636	76%	24%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total Revenue. Our total revenues increased by 33% to $36.3 million in 2007 compared with $27.4 million in 2006. Asset-based advisory fees increased by 24% to $21.7 million in 2007 from $17.5 million in 2006 primarily due to inflows from new and existing clients and growth in assets under management of existing clients due to market appreciation. These increases were partially offset by the withdrawal of assets by certain clients. Performance-based advisory fees were $3.0 million in 2007, the first year we were eligible to earn a performance-based fee. Trust fees increased by 25% to $10.3 million in 2007 from $8.2 million in 2006 primarily due to inflows from new clients and growth in assets under management of existing clients due to market appreciation. These increases were partially offset by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income, decreased by 20% to $1.3 million in 2007 compared with $1.6 million in 2006. Other revenues decreased primarily due to a $245,000 decrease in unrealized gains, a $170,000 decrease in dividend income from Gabelli Advisers, which was due to a decrease in the dividend rate, and a decrease in consulting income from Gabelli Advisers. We were notified by Gabelli Advisers in the fourth quarter 2006 that our consulting payment arrangement was to be replaced with a dividend payment from Gabelli Advisers, which is included in dividend income. These decreases were partially offset by increases of $97,000 in interest and non-Gabelli related dividend income and $46,000 in realized gains.

Employee Compensation and Benefits. Employee compensation and benefits, which generally consist of salaries, incentive compensation, equity based compensation expense and benefits, increased by 23% to $18.4 million compared with $14.9 million in 2006. This increase resulted primarily due to an increase of $2.1 million in incentive compensation expense due to higher pretax income, an increase of approximately $816,000 in restricted stock expense due to additional restricted stock grants in July 2007 and July 2006, an increase of $430,000 in salary expense due to increased headcount and salary increases for certain employees, increased payroll taxes related to the increases in salary and incentive compensation expense, restricted stock vesting and the payment of dividends on unvested restricted stock as well as increased 401(k) and profit sharing contributions. A decrease of $126,000 in compensation expense related to stock options partially offset these increases. We had 52 full-time employees as of December 31, 2007 compared to 48 at December 31, 2006.

Sales and Marketing. Sales and marketing costs consist of expenses associated with our marketing efforts, including travel and entertainment, direct and consultant marketing and advertising costs. Sales and marketing costs increased by 10% to $581,000 in 2007 compared with $528,000 in 2006. The increase is primarily the result of increases in direct marketing expense of $47,000 and in travel and entertainment costs of $43,000. Decreased consultant marketing expenses partially offset these increases.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG mutual funds expenses decreased 32% to $161,000 in 2007 compared with $238,000 in 2006. This decrease is due to a $104,000 decrease in fund expense reimbursements due to a higher level of assets in the funds compared to last year. Increases in other fund costs partially offset this decrease.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology expense increased by 5% to $970,000 in 2007 compared with $925,000 in 2006. The increase is primarily due to increases of $32,000 in software maintenance and licenses, $29,000 in research tools and $23,000 in IT environment support costs. These increases were partially offset by decreases in computer hardware depreciation expense, website maintenance costs and other IT expenses.

Professional Services. Professional services expenses generally consist of audit, external subadvisor expense, legal and other professional fees. Professional services expense increased by 19% to $1.6 million in 2007 compared with $1.4 million in 2006. The increase is primarily due to a $283,000 increase in advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and a $27,000 increase in other professional fees. Partially offsetting these increases was a decrease of $53,000 in legal expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, insurance, office supplies, custody expense, investor relations, charitable contributions and other miscellaneous expenses. General and administrative expenses increased by 10% to $2.3 million in 2007 compared with $2.1 million in 2006. The increase is primarily due to increases of $35,000 in miscellaneous expenses, $33,000 in the fees paid to our independent directors, $24,000 in training and seminar expenses, $22,000 in office supplies expense and $17,000 in occupancy costs. A decrease in state and local taxes partially offset these increases.

Provision for Income Taxes. Provision for income taxes increased by 53% to $4.3 million in 2007 compared with $2.8 million in 2006 primarily due to higher income before taxes. The effective tax rate was 34.9% in 2007 compared to 38.4% in 2006. The decrease in the effective tax rate was primarily due to a decrease in taxes owed to the state of Texas under the new margin tax compared to the previous franchise tax rates.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total Revenue. Our total revenues increased by 25% to $27.4 million in 2006 compared with $21.9 million in 2005. Advisory fees increased by 26% to $17.5 million in 2006 from $13.9 million in 2005 primarily due to growth in assets under management of existing clients due to market appreciation as well as inflows from new clients added in 2006. These increases were partially offset by the withdrawal of assets by certain clients. Trust fees increased by 17% to $8.2 million in 2006 from $7.0 million in 2005 primarily due to inflows from new clients added in 2006 as well as growth in assets under management of existing clients due to market appreciation. These increases were partially offset by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income, increased by 53% to $1.6 million in 2006 compared with $1.0 million in 2005. Other revenues increased primarily due to increases of $554,000 in interest and dividend income, $150,000 in realized gains and $79,000 in unrealized gains. These increases were partially offset by a decrease of $231,000 in consulting revenue from Gabelli Advisers, which was due to the termination of our consulting fee arrangement. We were notified by Gabelli Advisers in the fourth quarter 2006 that our consulting payment arrangement was to be replaced with a dividend payment from Gabelli Advisers, which is included in dividend income. The amount of the dividend was approximately $50,000 less than the amount of consulting payments that had been accrued up to that point.

Employee Compensation and Benefits. Employee compensation and benefits increased by 29% to $14.9 million compared with $11.6 million in 2005. This increase resulted primarily from an increase of approximately $2.4 million in restricted stock expense due to additional restricted stock grants in July 2006, May 2006 and July 2005, increased salary expense of $726,000 due to increased headcount and salary increases for certain employees, increased incentive compensation expense of $207,000, increased payroll taxes related to the increases in salary and incentive compensation expense and the payment of dividends on unvested restricted stock, increased employee health insurance expense and increased 401(k) and profit sharing contributions. A decrease of $124,000 in compensation expense related to stock options partially offset these increases. We had 48 full-time employees as of December 31, 2006 compared to 47 at December 31, 2005.

Sales and Marketing. Sales and marketing costs increased by 19% to $528,000 in 2006 compared with $443,000 in 2005. The increase is primarily the result of increases in direct marketing expense of $40,000 and in travel and entertainment costs of $47,000.

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

Information Technology. Information technology expense increased by 14% to $925,000 in 2006 compared with $809,000 in 2005. The increase is primarily due to increases of $61,000 in costs related to the addition of a new performance measurement tool for Westwood Trust clients and other application enhancements, $35,000 in IT environment support costs and $16,000 in costs related to the upgrade of a critical application. These increases were partially offset by decreases in website maintenance costs, equipment rental costs and computer hardware depreciation expense.

Professional Services. Professional services expense increased by 15% to $1.4 million in 2006 compared with $1.2 million in 2005. The increase is primarily due to a $196,000 increase in advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and a $68,000 increase in legal fees. Partially offsetting these increases was a decrease of $81,000 in external audit and Sarbanes-Oxley costs resulting from our change in external auditors for the fiscal year 2006.

General and Administrative. General and administrative expenses increased by 14% to $2.1 million in 2006 compared with $1.9 million in 2005. The increase is primarily due to increases of $82,000 in the fees paid to our independent directors, $50,000 in charitable contributions, $50,000 from the write-off of uncollectible receivables due to the termination of the Gabelli Advisers consulting fee arrangement and $24,000 in occupancy costs.

Provision for Income Taxes. Provision for income taxes increased by 16% to $2.8 million in 2006 compared with $2.4 million in 2005 primarily due to higher income before taxes. The effective tax rate was 38.4% in 2006 compared to 39.8% in 2005. The effective tax rate in 2006 is lower than 2005 because $135,000 of restricted stock expense in 2005 was not deductible for tax purposes due to the grant price exceeding the market price on the date of vest.

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

For the year ended December 31, 2007, our cash earnings increased by 46% to $13.3 million compared with $9.1 million for the year ended December 31, 2006, primarily due to a 33% increase in total revenues.

The following table provides a reconciliation of net income to cash earnings and total expenses to cash expenses for the years presented:

(in thousands)	2007	2006	2005	% Change
				2007 vs. 2006	2006 vs. 2005
Net Income	$7,944	$4,508	$3,636	76%	24%
Add: Restricted stock expense	5,316	4,500	2,114	18	113
Add: Stock option expense	—	126	250	—	(50)
Less: Cumulative effect of change in accounting principle	—	(39)	—	—	—

Cash earnings	$13,260	$9,095	$6,000	46	52

Total expenses	$24,085	$20,110	$15,897	20	27
Less: Restricted stock expense	(5,316)	(4,500)	(2,114)	18	113
Less: Stock option expense	—	(126)	(250)	—	(50)

Cash expenses	$18,769	$15,484	$13,533	21%	14%

Liquidity and Capital Resources

Historically, we have funded our operations and cash requirements with cash generated from operating activities. As of December 31, 2007, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2007, cash flow provided by operating activities, principally our investment advisory business, was $11.7 million compared to $7.2 million and $6.3 million during 2006 and 2005, respectively. The increases of $4.5 million from 2006 to 2007 and $940,000 from 2005 to 2006 were primarily due to increased cash earnings, offset in part by the net change in operating assets and liabilities. At December 31, 2007 and 2006, we had working capital of $26.4 million and $19.7 million, respectively.

Cash flow used by investing activities during 2007 of $3.1 million was primarily due to net purchases of available-for-sale investments. Cash flow provided by investing activities during 2006 was $0.9 million, and was primarily related to net sales of available-for-sale investments. Cash provided by investing activities during 2005 of $1.0 million was primarily related to net sales of available-for-sale investments.

Cash used in financing activities during 2007 of $6.2 million was primarily due to the payment of cash dividends and the purchase of treasury stock, offset in part by excess tax benefits related to vested restricted shares and proceeds from the issuance of stock due to option exercises. Cash used in financing activities during 2006 of $7.9 million was primarily related to the payment of cash dividends on our common stock of $8.3 million, offset by $402,000 in proceeds received from stock option exercises. Cash used in financing activities during 2005 was $6.1 million, and was primarily related to the payment of cash dividends on our common stock.

We had cash and investments of $26.7 million and $20.1 million at December 31, 2007 and December 31, 2006, respectively. As required by the Texas Finance Code, Westwood Trust maintains current assets in an amount equal to the required minimum restricted capital of $1.0 million, which is included in Investments in the accompanying consolidated balance sheets. We had no liabilities for borrowed money at December 31, 2007 or December 31, 2006, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Non-cancelable operating leases	$2,244	$640	$1,325	$279

Accounting Developments

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

Goodwill

During the third quarters of 2007, 2006 and 2005, we completed our annual impairment assessment as required by SFAS 142 “Goodwill and Other Intangible Assets”. No impairment losses were required. We perform our annual impairment assessment as of July 1.

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

Restricted Stock

We have granted restricted stock to employees, non-employee directors and a non-employee consultant. We calculate compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. The estimate of shares that will not vest due to forfeitures is based on our historical forfeiture rate and our expectation of potential forfeitures, which is dependent upon our judgment. If actual experience differs significantly from these estimates, stock based compensation expense and our results of operations could be materially affected. If forfeitures of restricted stock do not occur or are significantly less than our estimation, we would record as much as $307,000 of compensation cost in addition to what we currently expect to expense over the next 3.5 years.

Accounting for Income Taxes

Our provision for income taxes reflects the statutory tax obligations of the jurisdictions in which we operate. Significant judgment and complex calculations are used in determining our tax liability and in evaluating our tax positions. We adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. Changes in tax laws may result in a change to our tax position and effective tax rate. We classify any interest or penalties related to income taxes as a component of income tax expense.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement and tax bases of our assets and liabilities as measured at enacted income tax rates. Our deferred taxes relate principally to stock-based compensation expense, which is deductible for tax purposes at the time restricted stock vests and stock options are exercised.

Significant Accounting Policies

Our significant accounting policies are summarized below.

Revenue Recognition

Investment advisory and trust fees are recognized in the period the services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. Performance-based fees may pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period, when the fees have been fully earned.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Please refer to Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting on page F-5 of this Report.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report can be found on page F-4.

For the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company.

The information required by this item is or will be set forth in the definitive proxy statement relating to the 2008 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

Dated: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Brian O. Casey	Chief Executive Officer and President (Principal
Brian O. Casey	Executive Officer)

/s/ William R. Hardcastle, Jr.	Chief Financial Officer (Principal Financial Officer)
William R. Hardcastle, Jr.

/s/ Craig Whitten	Controller (Principal Accounting Officer)
Craig Whitten

/s/ Susan M. Byrne	Chairman of the Board of Directors and
Susan M. Byrne	Chief Investment Officer

/s/ Tom C. Davis	Director
Tom C. Davis

/s/ Richard M. Frank	Director
Richard M. Frank

/s/ Robert D. McTeer	Director
Robert D. McTeer

/s/ Frederick R. Meyer	Director
Frederick R. Meyer

/s/ Jon L. Mosle, Jr.	Director
Jon L. Mosle, Jr.

/s/ Geoffrey R. Norman	Director
Geoffrey R. Norman

/s/ Raymond E. Wooldridge	Director
Raymond E. Wooldridge

INDEX TO FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements of Westwood Holdings Group, Inc.

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP on the financial statements of Westwood Holdings Group, Inc. as of and for the years ended December 31, 2007 and 2006	F-2

Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP on the financial statements of Westwood Holdings Group, Inc. for the year ended December 31, 2005	F-3

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP – audit of the effectiveness of internal control over financial reporting	F-4

Report of Westwood Holdings Group, Inc.’s management assessment of internal control over financial reporting	F-5

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-6

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	F-7

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    Westwood Holdings Group, Inc.:

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton
February 27, 2008
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Westwood Holdings Group, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Westwood Holdings Group, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    Westwood Holdings Group, Inc.:

We have audited Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended, and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton
February 27, 2008
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

The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, Westwood’s internal control over financial reporting is effective based on those criteria.

Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page F-4.

By:	/s/ Brian O. Casey
Brian O. Casey, Chief Executive Officer

/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr., Chief Financial Officer

February 22, 2008

Dallas, Texas

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(in thousands, except par values and share amounts)

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,560	$2,177
Accounts receivable	6,599	3,111
Investments, at market value	22,144	17,933
Deferred income taxes	1,512	1,267
Other current assets	651	465

Total current assets	35,466	24,953
Goodwill	2,302	2,302
Deferred income taxes	225	214
Property and equipment, net of accumulated depreciation of $1,002 and $774	1,031	1,253

Total assets	$39,024	$28,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,024	$778
Dividends payable	1,702	996
Compensation and benefits payable	4,848	2,801
Income taxes payable	1,505	689
Other current liabilities	11	10

Total current liabilities	9,090	5,274
Deferred rent	588	713

Total liabilities	9,678	5,987

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 6,840,327 and outstanding 6,807,408 shares at December 31, 2007; issued and outstanding 6,638,525 shares at December 31, 2006	68	66
Additional paid-in capital	27,770	20,289
Treasury stock, at cost – 32,919 shares at December 31, 2007; 0 shares at December 31, 2006	(1,070)	—
Retained earnings	2,578	2,380

Total stockholders’ equity	29,346	22,735

Total liabilities and stockholders’ equity	$39,024	$28,722

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share data)

	2007	2006	2005
REVENUES:
Advisory fees
Asset-based	$21,719	$17,532	$13,868
Performance-based	3,021	—	—
Trust fees	10,275	8,240	7,031
Other revenues	1,277	1,592	1,041

Total revenues	36,292	27,364	21,940

EXPENSES:
Employee compensation and benefits	18,411	14,920	11,566
Sales and marketing	581	528	443
WHG mutual funds	161	238	14
Information technology	970	925	809
Professional services	1,630	1,373	1,194
General and administrative	2,332	2,126	1,871

Total expenses	24,085	20,110	15,897

Income before income taxes	12,207	7,254	6,043
Provision for income taxes	4,263	2,785	2,407

Income before cumulative effect of change in accounting principle	7,944	4,469	3,636
Cumulative effect of change in accounting principle, net of income taxes of $21	—	39	—

Net income	$7,944	$4,508	$3,636

Earnings per share:
Basic:
Continuing operations	$1.36	$0.80	$0.67
Cumulative effect of a change in accounting principle	—	0.01	—

Net income	$1.36	$0.81	$0.67

Diluted:
Continuing operations	$1.28	$0.79	$0.66
Cumulative effect of a change in accounting principle	—	—	—

Net income	$1.28	$0.79	$0.66

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Unamortized Stock Compensation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2005	5,754,147	$58	$16,962	$—	$(4,821)	$9,464	$21,663
Net income						3,636	3,636
Issuance of restricted stock	211,500	2	3,863		(3,865)		—
Amortization of stock compensation					2,114		2,114
Tax benefit related to equity compensation			113				113
Dividends declared ($1.09 per share)						(6,488)	(6,488)
Stock options vested			250				250
Stock options exercised	21,000	—	271				271

BALANCE, December 31, 2005	5,986,647	$60	$21,459	$—	$(6,572)	$6,612	$21,559
Net income						4,508	4,508
Issuance of restricted stock	620,784	6	(6)				—
Reversal of unamortized stock compensation due to FAS 123 (R) implementation			(6,572)		6,572		—
Amortization of stock compensation			4,500				4,500
Tax benefit related to equity compensation			440				440
Dividends declared ($1.33 per share)						(8,740)	(8,740)
Stock options vested			126				126
Stock options exercised	31,094	—	402				402
Cumulative effect of change in accounting principle			(60)				(60)

BALANCE, December 31, 2006	6,638,525	$66	$20,289	$—	$—	$2,380	$22,735
Net income						7,944	7,944
Issuance of restricted stock	154,571	2	(2)				—
Amortization of stock compensation			5,316				5,316
Tax benefit related to equity compensation			1,558				1,558
Dividends declared ($1.15 per share)						(7,746)	(7,746)
Stock options exercised	47,231	—	609				609
Purchase of treasury stock	(32,919)			(1,070)			(1,070)

BALANCE, December 31, 2007	6,807,408	$68	$27,770	$(1,070)	$—	$2,578	$29,346

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,944	$4,508	$3,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228	266	272
Unrealized gains on investments	102	(143)	(64)
Stock option expense	—	126	250
Restricted stock amortization	5,316	4,500	2,114
Deferred income taxes	(256)	(685)	(300)
Cumulative effect of change in accounting principle	—	(39)	—
Excess tax benefits from stock based compensation	(1,286)	(30)	—
Net purchases of investments – trading securities	(1,339)	(889)	(288)
Change in operating assets and liabilities:
Accounts receivable	(3,488)	(659)	(620)
Other assets	(186)	(58)	(18)
Accounts payable and accrued liabilities	246	63	86
Compensation and benefits payable	2,047	(179)	277
Income taxes payable and prepaid taxes	2,374	435	830
Other liabilities	(16)	8	109

Net cash provided by operating activities	11,686	7,224	6,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(8,009)	(7,869)	(4,863)
Sales of money market funds – available for sale	5,035	8,846	5,969
Purchase of property and equipment	(114)	(70)	(75)

Net cash provided by (used in) investing activities	(3,088)	907	1,031

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,070)	—	—
Excess tax benefits from stock based compensation	1,286	30	—
Proceeds from exercise of stock options	609	402	271
Cash dividends	(7,040)	(8,283)	(6,409)

Net cash used in financing activities	(6,215)	(7,851)	(6,138)

NET INCREASE (DECREASE) IN CASH	2,383	280	1,177
Cash, beginning of year	2,177	1,897	720

Cash, end of year	$4,560	$2,177	$1,897

Supplemental cash flow information:
Cash paid during the year for income taxes	$2,144	$3,034	$1,878
Issuance of restricted stock	5,330	11,507	3,865
Tax benefit allocated directly to equity	1,558	440	113
Dividends declared and not paid until the subsequent year	1,702	996	539

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2007, 2006 and 2005

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. A limited number of our clients have a performance-based fee component in their contract, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter. Consequently, there is not a significant amount of deferred revenue contained in our financial statements. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of interest and investment income. These revenues are recognized as earned or as the services are performed.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term, using the straight-line method. We capitalize leasehold improvements, furniture and fixtures, computer hardware and most office equipment purchases. The following table reflects information about our fixed assets as of December 31, 2007 and 2006.

	2007	2006
Leasehold improvements cost	$720	$828
Leasehold improvements – accumulated depreciation	(177)	(127)
Furniture and fixtures cost	697	696
Furniture and fixtures – accumulated depreciation	(364)	(267)
Computer hardware and office equipment cost	616	504
Computer hardware and office equipment – accumulated depreciation	(461)	(381)

Net fixed assets	$1,031	$1,253

Goodwill

During the third quarters of 2007, 2006 and 2005, we completed our annual impairment assessment. No impairment losses were required. We perform our annual impairment assessment as of July 1. As of December 31, 2007 and 2006, Westwood Management and Westwood Trust had net goodwill of $1,790,000 and $512,000, respectively.

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

Accounting Developments

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

We have issued restricted stock and stock options in accordance with the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan. We valued stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock based compensation expense and our results of operations could be materially affected.

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

3. ACCOUNTS RECEIVABLE:

Our trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the years ended December 31, 2005 and 2007. As of December 31, 2007, our accounts receivable balance included $3.2 million due from our largest client. The majority of our accounts receivable balances are advisory and trust fees receivable from customers that we believe and have experienced to be fully collectable. In 2006, as a result of the termination of our consulting fee arrangement with Gabelli Advisers and the payment of a dividend in its place, we charged $50,000 of previously accrued consulting revenue to bad debt expense that was in excess of what we received in dividends from Gabelli Advisers.

Certain of our directors, executive officers and their affiliates invest their personal funds directly in accounts held and managed by us. There was $3,000 and $0 in receivables due from these accounts as of December 31, 2007 and 2006, respectively. For the years 2007 and 2006, we recorded trust fees from these accounts of $296,000 and $256,000, respectively.

4. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All of these investments are carried at market value. The money market funds are accounted for as available for sale securities. The other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2007:
U.S. Government and Government agency obligations	$1,942	$1	$—	$1,943
Funds:
Money Market	15,117	—	—	15,117
Equity	4,854	230	—	5,084

Marketable securities	$21,913	$231	$—	$22,144

December 31, 2006:
U.S. Government and Government agency obligations	$1,757	$—	$—	$1,757
Funds:
Money Market	12,241	—	—	12,241
Equity	3,603	332	—	3,935

Marketable securities	$17,601	$332	$—	$17,933

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following amounts are included in our income statement under the heading “Other revenues” for the years indicated:

	2007	2006	2005
Realized gains	$368,000	$329,000	$170,000
Realized losses	(2,000)	(9,000)	—

Net realized gains	366,000	320,000	170,000

Interest income	855,000	752,000	498,000
Dividend income	152,000	329,000	29,000
Unrealized gains/(losses)	(102,000)	143,000	64,000
Consulting income	—	48,000	280,000

5. INCOME TAXES:

Income tax expense for the years ended December 31, 2007, 2006 and 2005 differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rates to income before income taxes. The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands):

	2007	2006	2005
Federal statutory rate	35.0%	34.0%	34.0%
Effective tax rate	34.9%	38.4%	39.8%

Income tax expense at the statutory rate	$4,173	$2,466	$2,055
State margin, franchise and income taxes	168	412	296
Other, net	(78)	(93)	56

Total income tax expense	$4,263	$2,785	$2,407

Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

	2007	2006	2005
State – current	$266	$638	$454
State – deferred	(8)	(5)	(4)
Federal – current	4,253	2,811	2,253
Federal – deferred	(248)	(659)	(296)

Total income tax expense	$4,263	$2,785	$2,407

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
Depreciation at rates different for tax than for financial reporting	$(129)	$(154)
Restricted stock amortization	1,563	1,427
Stock option expense	148	239
Incentive compensation	156	—
Other	(1)	(31)

Total deferred tax assets	$1,737	$1,481

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net deferred tax assets and liabilities are reflected on our balance sheet as of December 31, 2007 and 2006 as follows:

	2007	2006
Net current deferred tax asset, included in other current assets	$1,512	$1,267
Non-current deferred tax assets	436	490
Non-current deferred tax liabilities	(211)	(276)

Total net deferred tax assets	$1,737	$1,481

As a result of our history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that we will realize the benefit of the deferred tax assets. We include penalties and interest on income based taxes in the “Provision for income taxes” line on our income statement. We recorded penalties and interest of $388, $77 and $0 in 2007, 2006 and 2005, respectively. For federal income taxes, 2003, 2004, 2005 and 2006 are open tax years. For Texas margin and franchise taxes, 2004, 2005, 2006 and 2007 are open tax years.

6. REGULATORY CAPITAL REQUIREMENTS:

Westwood Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1.0 million. At December 31, 2007, Westwood Trust had total stockholders’ equity of approximately $4.2 million, which is $3.2 million in excess of its minimum capital requirement.

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

7. EMPLOYEE BENEFITS:

We have issued stock options and restricted shares to our employees and non-employee directors and offer 401(k) matching and profit sharing contributions to our employees. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees and directors of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 1,948,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At December 31, 2007, approximately 425,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated:

	2007	2006	2005
Total stock based compensation expense	$5,316,000	$4,626,000	$2,364,000
Total income tax benefit recognized related to stock-based compensation	3,049,000	930,000	515,000

We recorded certain adjustments to comply with SFAS No. 123R. Since we accounted for forfeitures of equity based awards as they occurred instead of estimating the effect of forfeitures when applying the original Statement of Financial Accounting Standards No. 123, on January 1, 2006 we recorded a cumulative effect of a change in accounting principle totaling $39,000, net of tax, in order to reverse compensation expense recorded for unvested securities as of December 31, 2005 that was in excess of what we estimated would vest.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock

We have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of December 31, 2007, there was approximately $13.3 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.7 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on or about the date vesting occurs. We estimate that 74,000 shares could potentially be withheld for this purpose. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

For the years ended December 31, 2007, 2006 and 2005, we granted restricted stock to employees, non-employee directors and a non-employee consultant. The employees’ shares vest over four years and the directors’ and consultant’s shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2007:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2007	558,788	$18.24
Granted	172,600	32.77
Vested	(190,184)	18.49
Forfeited	(18,029)	18.10

Non-vested, December 31, 2007	523,175	22.95

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

Restricted shares subject only to a service condition:	2007	2006	2005
Weighted-average grant date fair value	$32.77	$18.05	$18.29
Fair value of shares vested	$6,491,000	$2,523,000	$1,415,000

CEO and CIO performance-based restricted share grants

In 2006, we granted shares to our Chief Executive Officer and our Chief Investment Officer that vest over four years and six years, respectively, provided annual performance goals established by the compensation committee are met. For the year 2007, the officers became vested in the applicable percentage of their restricted shares since Westwood’s adjusted pre-tax income for 2007 was at least 7% greater than Westwood’s adjusted pre-tax income for the year 2006. In each subsequent year during the applicable vesting period, the compensation committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income, as defined. If in any year during the vesting period the performance goal is not met, the compensation committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. However, in no event will the maximum number of shares, which may become vested over the vesting period, exceed 100,000 shares in the case of our Chief Executive Officer and 300,000 shares in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2007	325,000	$18.81
Granted	—	—
Vested	(75,000)	18.81
Forfeited	—	—

Non-vested, December 31, 2007	250,000	18.81

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

Restricted shares subject to a service and performance condition:	2007	2006
Weighted-average grant date fair value	$—	$18.81
Fair value of shares vested	$2,820,000	$1,727,000

Because the performance goal was met in 2007, the shares are vested in substance, but require certification by the compensation committee of Westwood, at which time a share price will be determined for tax purposes. As a result, we estimate that the total fair value of the shares that vested in 2007 was $2,820,000, which uses a share price of $37.60, the closing price of our stock as of the last business day of 2007. There were no performance-based restricted shares issued before 2006.

Stock Options

Options granted under the Plan have a maximum ten-year term and vest over a period of four years. Options exercised represent newly issued shares. Westwood’s outstanding stock options, which are all exercisable, have exercise prices of $12.90 and $14.80 and a weighted-average remaining contractual life of 4.5 years. A summary of the status of Westwood’s outstanding stock options as of December 31, 2007, 2006 and 2005 is presented below.

	December 31, 2007		December 31, 2006		December 31, 2005
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	124,531	$12.92	155,625	$12.93	176,625	$12.92
Granted	—	—	—	—	—	—
Exercised	(47,231)	12.91	(31,094)	12.95	(21,000)	12.90
Forfeited	—	—	—	—	—	—

Outstanding, end of period	77,300	12.92	124,531	12.92	155,625	12.93

Exercisable, end of period	77,300	12.92	124,531	12.92	110,000	12.93

Intrinsic value – outstanding	$1,907,000		$1,259,000		$824,000
Intrinsic value – exercisable	1,907,000		1,259,000		582,000

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table displays information for Westwood stock options exercised for the periods presented:

	For the years ended
	2007	2006	2005
Total intrinsic value of options exercised	$686,000	$213,000	$94,000
Cash received from the exercise of stock options	609,000	402,000	271,000

Westwood Holdings Group, Inc. Savings Plan

Westwood has a defined contribution 401(k) and profit sharing plan that was adopted in July 2002 and covers all of our employees. Discretionary employer profit sharing contributions become fully vested after six years of service by the participant. For the 401(k) portion of the plan, Westwood provided a match of up to 6% of eligible compensation. These 401(k) matching contributions vest immediately.

The following table displays our profit sharing and 401(k) contributions for the periods presented:

	For the years ended
	2007	2006	2005
Profit sharing expense	$324,000	$308,000	$282,000
401(k) matching contributions	394,000	308,000	280,000

8. EARNINGS PER SHARE:

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended December 31, 2007, 2006 and 2005, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and restricted stock. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	2007	2006	2005
Net income	$7,944	$4,508	$3,636
Weighted average shares outstanding – basic	5,854,894	5,594,139	5,464,033
Dilutive potential shares from stock options	43,421	45,766	43,125
Dilutive potential shares from restricted shares	301,354	50,550	33,184

Weighted average shares outstanding – diluted	6,199,669	5,690,455	5,540,342

Earnings per share – basic	$1.36	$0.81	$0.67
Earnings per share – diluted	$1.28	$0.79	$0.66

9. COMMITMENTS AND CONTINGENCIES:

We lease our offices under a non-cancelable operating lease agreement. Rental expense for facilities and equipment leases for fiscal years 2007, 2006 and 2005 aggregated approximately $702,000, $684,000 and $664,000, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of income.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2007, the future contractual rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2008	$640
2009	653
2010	672
2011	279
2012	—

Total payments due	$2,244

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
2007
Net revenues from external sources	$25,851	$10,441	$—	$—	$36,292
Net intersegment revenues	3,823	5	—	(3,828)	—
Net interest and dividend revenue	841	166	—	—	1,007
Depreciation and amortization	171	57	—	—	228
Income (loss) before income taxes	14,910	2,613	(5,316)	—	12,207
Income tax expense (benefit)	5,129	940	(1,806)	—	4,263
Segment assets	30,354	4,755	3,915	—	39,024
Expenditures for long-lived assets	83	31	—	—	114

2006
Net revenues from external sources	$18,970	$8,394	$—	$—	$27,364
Net intersegment revenues	3,050	5	—	(3,055)	—
Net interest and dividend revenue	927	154	—	—	1,081
Depreciation and amortization	202	64	—	—	266
Income (loss) before income taxes	9,955	1,925	(4,626)	—	7,254
Income tax expense (benefit)	3,647	731	(1,593)	—	2,785
Segment assets	22,190	4,512	2,020	—	28,722
Expenditures for long-lived assets	54	16	—	—	70

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
2005
Net revenues from external sources	$14,821	$7,119	$—	$—	$21,940
Net intersegment revenues	2,808	6	—	(2,814)	—
Net interest and dividend revenue	439	48	—	—	487
Depreciation and amortization	208	64	—	—	272
Income (loss) before income taxes	6,994	1,413	(2,364)	—	6,043
Income tax expense (benefit)	2,609	536	(738)	—	2,407
Segment assets	21,274	4,495	1,541	—	27,310
Expenditures for long-lived assets	53	22	—	—	75

11. CONCENTRATION:

During the years ended December 31, 2006 and 2005, no customer accounted for 10% or more of our revenues. For the year ended December 31, 2007, our largest client accounted for 10.2% of our fee revenues and our largest four clients accounted for 25.9% of fee revenues.

(in thousands)	Years ending December 31,
	2007	2006	2005
Advisory fees from Westwood Management’s largest client*:
Asset-based fees	$541	$1,706	$1,538
Performance-based fees	3,021	—	—
Percent of fee revenue	10.2%	6.6%	7.4%

*	This client was not our largest client in 2006 or 2005.

12. SUBSEQUENT EVENT:

On February 6, 2008, we declared a quarterly cash dividend of $0.30 per share on common stock payable on April 1, 2008 to stockholders of record on March 14, 2008.

13. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter
	First	Second	Third	Fourth
2007
Revenues	$7,353	$7,957	$8,739	$12,243
Income before income taxes	2,339	2,241	2,639	4,988
Net income	1,507	1,473	1,682	3,282
Basic earnings per common share	0.26	0.26	0.28	0.55
Diluted earnings per common share	0.25	0.24	0.27	0.52

2006
Revenues	$6,511	$6,639	$6,895	$7,319
Income before income taxes	2,043	1,617	1,564	2,030
Income before cumulative effect of accounting change	1,257	986	921	1,305
Net income	1,296	986	921	1,305
Basic income before cumulative effect of accounting change per common share	0.23	0.18	0.16	0.23
Diluted income before cumulative effect of accounting change per common share	0.22	0.18	0.16	0.22
Basic earnings per common share	0.23	0.18	0.16	0.23
Diluted earnings per common share	0.23	0.18	0.16	0.22

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (3)

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (6)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (3)

10.1	Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) (7)+

10.2	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. (2)

10.3	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto (4)

10.4	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 (5)

10.5	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 (5)

10.6	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 (4)

10.7	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (4)

10.8	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (5)+

10.9	Form of Indemnification Agreement for Westwood Management Corp. (5)+

10.10	Form of Indemnification Agreement for Westwood Trust (5)+

10.11	Executive Employment Agreement between Westwood Holdings Group, Inc. and Susan M. Byrne (8)+

10.12	Executive Employment Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (8)+

10.13	Schedule of Director Compensation (1)

21.1	Subsidiaries (4)

23.1	Consent of Deloitte & Touche LLP (1)

23.2	Consent of Grant Thornton (1)

24.1	Power of Attorney (included on first signature page) (1)

31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

(1)	Filed herewith.
(2)	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.
(3)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.
(4)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.
(5)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 25, 2005.
(7)	Incorporated by reference from Form S-8 filed with the Securities and Exchange Commission on May 10, 2006.
(8)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on July 28, 2006.
+	Indicates management contract or compensation plan, contract or arrangement.
#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.