Form 10-Q
period 2008-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2008-04-24
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of April 18, 2008: 6,968,708.

WESTWOOD HOLDINGS GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2008 and December 31, 2007

(in thousands, except par value and share amounts)

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,042	$4,560
Accounts receivable	3,682	6,599
Investments, at market value	22,690	22,144
Deferred income taxes	1,286	1,512
Other current assets	610	651

Total current assets	32,310	35,466
Goodwill	2,302	2,302
Deferred income taxes	451	225
Property and equipment, net of accumulated depreciation of $1,059 and $1,002	976	1,031

Total assets	$36,039	$39,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$958	$1,024
Dividends payable	2,091	1,702
Compensation and benefits payable	1,798	4,848
Income taxes payable	484	1,505
Other current liabilities	11	11

Total current liabilities	5,342	9,090
Deferred rent	554	588

Total liabilities	5,896	9,678

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 10,000,000 shares, issued 7,024,127 and outstanding 6,968,708 shares at March 31, 2008; issued 6,840,327 and outstanding 6,807,408 shares at December 31, 2007	70	68
Additional paid-in capital	29,503	27,770
Treasury stock, at cost—55,419 shares at March 31, 2008; 32,919 shares at December 31, 2007	(1,872)	(1,070)
Retained earnings	2,442	2,578

Total stockholders’ equity	30,143	29,346

Total liabilities and stockholders’ equity	$36,039	$39,024

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2008	2007
REVENUES:
Advisory fees—asset based	$6,390	$4,583
Trust fees	2,748	2,376
Other revenues, net	(11)	394

Total revenues	9,127	7,353

EXPENSES:
Employee compensation and benefits	4,662	3,709
Sales and marketing	137	121
WHG mutual funds	35	35
Information technology	261	233
Professional services	448	400
General and administrative	571	516

Total expenses	6,114	5,014

Income before income taxes	3,013	2,339
Provision for income taxes	1,058	832

Net income	$1,955	$1,507

Earnings per share:
Basic	$0.32	$0.26
Diluted	$0.31	$0.25

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three months Ended March 31, 2008

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2008	6,807,408	$68	$27,770	$(1,070)	$2,578	$29,346
Net income					1,955	1,955
Issuance of restricted stock	183,800	2	(2)			—
Dividends declared ($0.30 per share)					(2,091)	(2,091)
Restricted stock amortization			1,209			1,209
Tax benefit related to equity compensation			526			526
Purchase of treasury stock	(22,500)			(802)		(802)

BALANCE, March 31, 2008	6,968,708	$70	$29,503	$(1,872)	$2,442	$30,143

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,955	$1,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57	63
Unrealized (gains) and losses on investments	193	(151)
Restricted stock amortization	1,209	898
Deferred income taxes	—	255
Excess tax benefits from stock-based compensation	(430)	(147)
Net purchases of investments—trading securities	(37)	(280)
Change in operating assets and liabilities:
Accounts receivable	2,917	596
Other current assets	(37)	(8)
Accounts payable and accrued liabilities	(66)	(129)
Compensation and benefits payable	(3,050)	(1,758)
Income taxes payable	(495)	(107)
Other liabilities	74	(1)

Net cash provided by operating activities	2,290	738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds—available for sale	(1,353)	(1,227)
Sales of money market funds—available for sale	651	1,186
Purchase of property and equipment	(32)	(23)

Net cash used in investing activities	(734)	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(802)	(131)
Excess tax benefits from stock-based compensation	430	147
Proceeds from exercise of stock options	—	122
Cash dividends	(1,702)	(996)

Net cash used in financing activities	(2,074)	(858)

NET INCREASE IN CASH	(518)	(184)
Cash and cash equivalents, beginning of period	4,560	2,177

Cash and cash equivalents, end of period	$4,042	$1,993

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,554	$684
Issuance and (cancellation) of restricted stock	6,552	(59)
Tax benefit allocated directly to equity	526	206

See notes to interim consolidated financial statements.

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

Westwood manages investment assets and provides services for its clients through two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust (“Westwood Trust”). Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations, and a family of mutual funds, which we call the WHG Funds, and investment subadvisory services to mutual funds and clients of Westwood Trust. Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenue and results of operations.

Westwood Management is a registered investment advisor under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of March 31, 2008, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and, therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

AUM. A limited number of our clients have a performance-based fee component in their contract, which would pay us an additional fee if we outperform a specified index over a specific period of time. We would record as revenue any performance-based fees earned at the end of the performance period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in these financial statements. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of interest and investment income and unrealized gains and losses on our investments. These revenues are recognized as earned or as the services are performed.

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

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2008 and 2007, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted shares (in thousands, except share amounts):

	Three months ended March 31,
	2008	2007
Net income	$1,955	$1,507

Weighted average shares outstanding – basic	6,026,073	5,755,941
Dilutive potential shares from stock options	36,069	45,954
Dilutive potential shares from restricted shares	297,051	259,758

Weighted average shares outstanding – diluted	6,359,193	6,061,653

Earnings per share:
Basic	$0.32	$0.26
Diluted	$0.31	$0.25

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

We have issued restricted stock and stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan. We valued stock options issued based upon the Black-Scholes option-pricing model and recognized this value as an expense over the periods in which the options vested. Implementation of the Black-Scholes option-pricing model required us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

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

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2008:
U.S. Government and Government agency obligations	$1,958	$3	$—	$1,961
Funds:
Money market	15,819	—	—	15,819
Equity and fixed income	4,875	35		4,910

Marketable securities	$22,652	$38	$—	$22,690

December 31, 2007:
U.S. Government and Government agency obligations	$1,942	$1	$—	$1,943
Funds:
Money market	15,117	—	—	15,117
Equity and fixed income	4,854	230	—	5,084

Marketable securities	$21,913	$231	$—	$22,144

4. EQUITY:

On February 27, 2008, we granted an aggregate of 183,800 shares of restricted stock to certain employees. These shares are subject to vesting conditions as described in “Note 5. Stock-Based Compensation”.

On February 27, 2008, we purchased 22,500 shares of our common stock from employees of Westwood to satisfy tax obligations related to vested restricted shares. The shares were purchased at $35.65, the closing price of our common stock on that date, and are shown as treasury shares in the equity section of our balance sheet at cost.

On February 6, 2008, we declared a quarterly cash dividend of $0.30 per share on common stock payable on April 1, 2008 to stockholders of record on March 14, 2008.

5. STOCK-BASED COMPENSATION

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 1,948,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At March 31, 2008, approximately 241,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements:

	Three months ended March 31,
	2008	2007
Total stock-based compensation expense	$1,209,000	$898,000
Total income tax benefit recognized related to stock-based compensation	909,000	654,000

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock

Under the Plan, we have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of March 31, 2008, there was approximately $18.4 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.6 years. In order to satisfy tax liabilities employees will owe on their vested shares, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. For 2008, we estimate the number of shares that could be withheld for this purpose could total approximately 74,000 shares. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted stock granted to employees vest over four years and the non-employee directors’ shares vest over one year. For the three months ended March 31, 2008, we recorded $1.2 million of expense for these grants. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended March 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject only to a service condition:
Non-vested, January 1, 2008	523,175	$22.95
Granted	183,800	35.65
Vested	—	—
Forfeited	—	—

Non-vested, March 31, 2008	706,975	26.25

CEO and CIO performance-based restricted share grants

Under the Plan, we granted restricted shares to our Chief Executive Officer and Chief Investment Officer that vest over four years and six years, respectively, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. In each year during the applicable vesting period, the Compensation Committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income, as defined. In February 2008, the Compensation Committee established the goal for 2008 as an increase of at least 7% in adjusted pre-tax income over the adjusted pre-tax income for the year 2007. If in any year during the vesting period the performance goal is not met, the Compensation Committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. However, in no event will the maximum number of shares, which may become vested over the vesting period, exceed 100,000 shares in the case of our Chief Executive Officer and 300,000 shares in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject to service and performance conditions:
Non-vested, January 1, 2008	250,000	$18.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, March 31, 2008	250,000	18.81

Because the performance goal was met in 2007, the shares subject to vesting were vested in substance, but required certification by the Compensation Committee, at which time a share price was determined for tax purposes. On February 27, 2008, the 2007 shares, which were expensed in 2007, were certified as vested and the total fair value of the shares was determined to be $2,674,000, utilizing a share price of $35.65, the closing price of our common stock as of the day of certification. We have not yet recorded expense for the shares that could vest in 2008 as we have not concluded that the performance goals will be met.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable. All of our outstanding and exercisable options were fully expensed in 2007. The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2008	77,300	$12.92
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Options outstanding and exercisable, March 31, 2008	77,300	12.92	4.25	$1,915,000

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0 and $95,000, respectively. Options exercised represent newly issued shares.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. SEGMENT REPORTING:

We operate two segments: the Westwood Management segment and the Westwood Trust segment. These segments are managed separately based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes. The entity Westwood Holdings, the parent company of Westwood Management and Westwood Trust, does not have revenues or employees and is the entity in which we record the expense for stock based compensation.

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2008
Net revenues from external sources	$6,351	$2,776	$—	$—	$9,127
Net intersegment revenues	1,006	2	—	(1,008)	—
Income before income taxes	3,549	673	(1,209)	—	3,013
Segment assets	28,052	4,833	3,154	—	36,039
Segment goodwill	1,790	512	—	—	2,302

Three months ended March 31, 2007
Net revenues from external sources	$4,938	$2,415	$—	$—	$7,353
Net intersegment revenues	911	1	—	(912)	—
Income before income taxes	2,681	556	(898)	—	2,339
Segment assets	20,852	4,466	2,782	—	28,100
Segment goodwill	1,790	512	—	—	2,302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC, and those set forth below:

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

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations and a family of mutual funds, which we call the WHG Funds, as well as investment subadvisory services to other mutual funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods ten years and longer, our principal asset classes have consistently ranked above the median in performance within their peer groups. Percentages stated in this section are rounded to the nearest whole percent.

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

Our other revenues generally consist of interest and investment income and unrealized gains and losses on our investments. We invest most of our cash in money market funds, although we also invest smaller amounts in bonds and equity instruments.

Assets Under Management

Assets under management increased $1.3 billion, or 21%, to $7.5 billion at March 31, 2008, compared with $6.1 billion at March 31, 2007. Average assets under management for the first quarter of 2008 were $7.7 billion compared to $6.0 billion for the first quarter of 2007, an increase of 27%. The increase in period ending assets under management was principally attributable to asset inflows from new and existing clients and was partially offset by market depreciation of assets under management and the withdrawal of assets by certain clients. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of March 31, 2008 and March 31, 2007:

	As of March 31, (1) (in millions)		% Change
	2008	2007	March 31, 2008 vs. March 31, 2007
Westwood Management
Separate Accounts	$3,647	$2,594	41%
Subadvisory	982	980	—
WHG Funds	247	154	60
Westwood Funds	353	371	(5)
Managed Accounts	473	359	32

Total	5,702	4,458	28

Westwood Trust
Commingled Funds	1,353	1,303	4
Private Accounts	308	251	23
Agency/Custody Accounts	87	124	(30)

Total	1,748	1,678	4

Total Assets Under Management	$7,450	$6,136	21%

(1)	The above table excludes the SWS cash reserve funds for which Westwood Management served as investment advisor and Westwood Trust served as custodian. The SWS cash reserve funds were $0 and $177 million as of March 31, 2008 and 2007, respectively. These accounts were noted separately due to their unique nature within our business and because they were subject to significant fluctuations on a weekly basis.

Westwood Management. In the preceding table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement accounts, Taft Hartley plans, endowments, foundations and individuals. “Subadvisory” represents relationships where Westwood Management provides investment management services for funds offered by other financial institutions. “WHG Funds” represent the family of mutual funds for which Westwood Management serves as advisor. “Westwood Funds” represent the family of mutual funds for which Westwood Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Westwood Management’s products to their customers.

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three months ended March 31, 2008 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three months ended March 31,		Three months ended March 31, 2008 vs. March 31, 2007
	2008	2007
Revenues
Advisory fees—asset based	$6,390	$4,583	39%
Trust fees	2,748	2,376	16
Other revenues, net	(11)	394	(103)

Total revenues	9,127	7,353	24

Expenses
Employee compensation and benefits	4,662	3,709	26
Sales and marketing	137	121	13
WHG mutual funds	35	35	0
Information technology	261	233	12
Professional services	448	400	12
General and administrative	571	516	11

Total expenses	6,114	5,014	22

Income before income taxes	3,013	2,339	29
Provision for income taxes	1,058	832	27

Net income	$1,955	$1,507	30%

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Total Revenues. Our total revenues increased by 24% to $9.1 million for the three months ended March 31, 2008 compared with $7.4 million for the three months ended March 31, 2007. Advisory fees increased by 39% to $6.4 million for the three months ended March 31, 2008 compared with $4.6 million for the three months ended March 31, 2007, as a result of increased average assets under management by Westwood Management due to inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients and the market depreciation of assets. Trust fees increased by 16% to $2.7 million for the three months ended March 31, 2008 compared with $2.4 million for the three months ended March 31, 2007, as a result of increased average assets under management by Westwood Trust due to inflows from new clients, offset in part by market depreciation of assets and the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income, decreased by 103% to ($11,000) for the three months ended March 31, 2008 compared with $394,000 for the three months ended March 31, 2007. Other revenues are presented net and were negative this quarter due to unrealized losses related to our investments. Other revenues decreased primarily due to a decrease of $347,000 in realized and unrealized gains/losses on investments and a decrease of $59,000 in dividend and interest income.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 26% to $4.7 million for the three months ended March 31, 2008 compared with $3.7 million for the three months ended March 31, 2007. This increase was due primarily to an increase of approximately $311,000 in restricted stock expense due to additional restricted stock grants in July 2007 and February 2008, increased salary and benefits expense due to increased headcount and salary increases for certain employees, increased incentive compensation expense due to higher pretax income and increased 401(k) match expense related to increased salaries and incentive compensation expense. Beginning in 2008, restricted stock grants were awarded in the first quarter of the year in order to synchronize the payment of cash incentive bonus awards with the personal tax liability resulting from restricted stock vesting. We had 55 full-time employees as of March 31, 2008 compared to 48 full-time employees as of March 31, 2007.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 13% to $137,000 for the three months ended March 31, 2008 compared with $121,000 for the three months ended March 31, 2007. The increase is primarily the result of increased direct marketing and entertainment expenses.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG Mutual Funds expenses were $35,000 for each of the three months ended March 31, 2008 and the three months ended March 31, 2007. Decreased fund expense reimbursements due to a higher level of assets in the funds was offset by increased servicing fees related to the funds.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 12% to $261,000 for the three months ended March 31, 2008 compared with $233,000 for the three months ended March 31, 2007. The increase is primarily due to increased expenses for software licenses and maintenance, support services, research tools, quotations and hardware maintenance. Decreases in data fees, depreciation expense and equipment rental expense partially offset these increases.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 12% to $448,000 for the three months ended March 31, 2008 compared with $400,000 for the three months ended March 31, 2007. The increase is primarily due to higher advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and increased professional fees related to new products and human resources. Decreases in legal expenses partially offset these increases.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 11% to $571,000 for the three months ended March 31, 2008 compared with $516,000 for the three months ended March 31, 2007. The increase is primarily due to increases in miscellaneous expenses, director’s fees, occupancy expenses, charitable contributions and office supplies expense. These increases were partially offset by decreases in insurance expenses and licenses and fees.

Provision for Income Tax Expense. Provision for income tax expenses increased by 27% to $1,058,000 for the three months ended March 31, 2008 compared with $832,000 for the three months ended March 31, 2007 as a result of increased income. The effective tax rate was 35.1% for the three months ended March 31, 2008 compared to 35.6% for the three months ended March 31, 2007.

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

Our cash earnings increased by 32% to $3.2 million for the three months ended March 31, 2008 compared with $2.4 million for the three months ended March 31, 2007 primarily due to a 24% increase in total revenues.

The following tables provide a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended March 31		% Change
	2008	2007
Net Income	$1,955	$1,507	30%
Add: Restricted stock expense	1,209	898	35

Cash earnings	$3,164	$2,405	32

Total expenses	$6,114	$5,014	22
Less: Restricted stock expense	(1,209)	(898)	35

Cash expenses	$4,905	$4,116	19%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2008, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2008, cash flow provided by operating activities, principally our investment advisory business, was $2.3 million. At March 31, 2008, we had working capital of $27.0 million. Cash flow used in investing activities during the three months ended March 31, 2008 of $734,000 was related to net purchases of investments and purchases of fixed assets. Cash flow used in financing activities during the three months ended March 31, 2008 of $2.1 million was due to cash dividends paid and the purchase of treasury shares. Those cash uses were partially offset by tax benefits from stock-based compensation.

We had cash and investments of $26.7 million at each of March 31, 2008 and December 31, 2007. Dividends payable were $2.0 million and $1.7 million as of March 31, 2008 and December 31, 2007, respectively. We had no liabilities for borrowed money at March 31, 2008.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures and strategic initiatives (if any) and our dividend policy. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There have been no significant changes in our contractual obligations since December 31, 2007.

Recent Accounting Pronouncements

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue 06-11 requires an employer to recognize tax benefits realized from dividend or dividend equivalents paid to employees for certain share-based payment awards as an increase to additional paid-in capital and include such amounts in the pool of excess tax benefits available to absorb future tax deficiencies on share-based payment awards. If an entity’s estimate of forfeitures increases, or if an award is no longer expected to vest, entities should reclassify the dividends or dividend equivalents paid on that award from retained earnings to compensation cost. The provisions of EITF Issue 06-11 are effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. We have adopted EITF Issue 06-11 and do not expect it to have a significant effect on our financial statements since we have historically accounted for the income tax benefits of dividends paid for share-based payment awards in the manner described.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008 and have determined that SFAS 157 will not have a material impact on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 159 on January 1, 2008, did not make any fair value elections and determined that it will not have a material impact on our financial statements.

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2007.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the quarter just completed, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

For the quarter just completed, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of these proceedings will have a material impact on our financial position, operations or cash flow.

ITEM 1A.	RISK FACTORS

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects, and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2008	—	—	—	—
February 1 through February 29, 2008	22,500	$35.65	—	—
March 1 through March 31, 2008	—	—	—	—

Total	22,500	$35.65	—	—

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

Dated: April 24, 2008	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer