Form 10-Q
period 2008-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2008-07-23
CIK 1165002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____.

Commission file number 1-31234

WESTWOOD HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2969997
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 CRESCENT COURT, SUITE 1200
DALLAS, TEXAS
75201
(Address of principal executive office)
(Zip Code)

(214) 756-6900
(Registrant's telephone number, including area code)

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
Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

The number of shares of the issuer's common stock, par value $0.01 per share, outstanding as of July 18, 2008:
6,972,458.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007
(in thousands, except par value and share amounts)

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,009	$4,560
Accounts receivable	4,169	6,599
Investments, at market valueents, at market value	23,038	22,144
Deferred income taxes	2,006	1,512
Other current assets	1,501	651
Total current assets	35,723	35,466
Goodwill	2,302	2,302
Deferred income taxes	267	225
Property and equipment, net of accumulated depreciation of $1,116 and $1,002	935	1,031
Total assets	$39,227	$39,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,060	$1,024
Dividends payable	2,091	1,702
Compensation and benefits payable	2,679	4,848
Income taxes payable	996	1,505
Other current liabilities	12	11
Total current liabilities	6,838	9,090
Deferred rent	519	588
Total liabilities	7,357	9,678
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 7,027,877 and outstanding 6,972,458 shares at June 30, 2008; authorized 10,000,000 shares, issued 6,840,327 and outstanding 6,807,408 shares at December 31, 2007	70	68
Additional paid-in capital	31,590	27,770
Treasury stock, at cost – 55,419 shares at June 30, 2008; 32,919 shares at December 31, 2007	(1,872)	(1,070)
Retained earnings	2,082	2,578
Total stockholders’ equity	31,870	29,346
Total liabilities and stockholders’ equity	$39,227	$39,024

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUES:
Advisory fees
Asset-based	$6,606	$5,003	$12,996	$9,586
Performance-based	80	-	80
Trust fees	2,677	2,516	5,425	4,892
Other revenues, net	288	438	277	832
Total revenues	9,651	7,957	18,778	15,310

EXPENSES:
Employee compensation and benefits	5,352	4,266	10,014	7,975
Sales and marketing	195	147	332	268
WHG mutual funds	106	66	141	101
Information technology	266	249	527	482
Professional services	439	379	887	779
General and administrative	695	609	1,266	1,125
Total expenses	7,053	5,716	13,167	10,730
Income before income taxes	2,598	2,241	5,611	4,580
Provision for income taxes	867	768	1,925	1,600
Net income	$1,731	$1,473	$3,686	$2,980

Earnings per share:
Basic	$0.29	$0.26	$0.61	$0.52
Diluted	$0.27	$0.24	$0.58	$0.49

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(in thousands)
(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Addi- tional Paid-In	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
BALANCE, January 1, 2008	6,807,408	$68	$27,770	$(1,070)	$2,578	$29,346
Net income					3,686	3,686
Issuance of restricted stock	183,800	2	(2)			-
Dividends declared ($0.60 per share)					(4,182)	(4,182)
Restricted stock amortization			3,151			3,151
Tax benefit related to equity compensation			623			623
Stock options exercised	3,750	-	48			48
Purchase of treasury stock	(22,500)			(802)		(802)
BALANCE, June 30, 2008	6,972,458	$70	$31,590	$(1,872)	$2,082	$31,870

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,686	$2,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114	124
Unrealized (gains) and losses on investments	249	(20)
Restricted stock amortization	3,151	2,260
Deferred income taxes	(536)	(258)
Excess tax benefits from stock-based compensation	(450)	(176)
Net purchases of investments – trading securities	(69)	(778)
Change in operating assets and liabilities:
Accounts receivable	2,430	357
Other current assets	(856)	102
Accounts payable and accrued liabilities	36	(79)
Compensation and benefits payable	(2,169)	(591)
Income taxes payable	114	476
Other liabilities	(14)	(3)
Net cash provided by operating activities	5,686	4,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(3,478)	(3,986)
Sales of money market funds – available for sale	2,404	3,368
Purchase of property and equipment	(66)	(39)
Net cash used in investing activities	(1,140)	(657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(802)	(131)
Excess tax benefits from stock-based compensation	450	176
Proceeds from exercise of stock options	48	311
Cash dividends	(3,793)	(2,324)
Net cash used in financing activities	(4,097)	(1,968)

NET INCREASE IN CASH	449	1,769
Cash and cash equivalents, beginning of period	4,560	2,177
Cash and cash equivalents, end of period	$5,009	$3,946

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,348	$1,381
Issuance and (cancellation) of restricted stock	6,552	(59)
Tax benefit allocated directly to equity	623	282

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

Westwood manages investment assets and provides services for its clients through two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust (“Westwood Trust”).  Westwood Management provides investment advisory services to corporate pension funds, public retirement plans, endowments, foundations, and a family of mutual funds, which we call the WHG Funds, and investment subadvisory services to mutual funds and clients of Westwood Trust.  Westwood Trust provides to institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Revenue is largely dependent on the total value and composition of assets under management ("AUM"). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenue and results of operations.

Westwood Management is a registered investment advisor under the Investment Advisers Act of 1940.  Westwood Trust is chartered and regulated by the Texas Department of Banking.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of June 30, 2008, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and, therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.

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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS---(Continued)
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

Goodwill

During the third quarter of 2007, we completed our annual impairment assessment as required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No.142. No impairment loss was required.  We perform our annual impairment assessment in the third quarter as of July 1.

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

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2008 and 2007, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors.  Diluted earnings per common share is computed using the treasury stock method.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS---(Continued)
 (Unaudited)

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$1,731	$1,473	$3,686	$2,980

Weighted average shares outstanding – basic	6,014,074	5,767,238	6,020,074	5,761,409
Dilutive potential shares from stock options	35,950	43,474	36,047	44,872
Dilutive potential shares from restricted shares	362,274	329,713	334,680	316,950
Weighted average shares outstanding – diluted	6,412,298	6,140,425	6,390,801	6,123,231

Earnings per share:
Basic	$0.29	$0.26	$0.61	$0.52
Diluted	$0.27	$0.24	$0.58	$0.49

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB SFAS No. 123 Revised (“SFAS No. 123R”).  Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures.  The compensation cost we record for these awards is based on their grant-date fair value as required by SFAS No. 123R.

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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS---(Continued)
 (Unaudited)

3.  INVESTMENTS:

Investment balances are presented in the table below (in thousands).  All of these investments are carried at market value.  The money market funds are accounted for as available for sale securities.  The other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2008:
U.S. Government and Government agency obligations	$1,969	$-	$-	$1,969
Funds:
Money market	16,191	-	-	16,191
Equity and fixed income	4,896	-	(18)	4,878
Marketable securities	$23,056	$-	$(18)	$23,038

December 31, 2007:
U.S. Government and Government agency obligations	$1,942	$1	$-	$1,943
Funds:
Money market	15,117	-	-	15,117
Equity and fixed income	4,854	230	-	5,084
Marketable securities	$21,913	$231	$-	$22,144

4.  EQUITY:

On April 24, 2008, we declared a quarterly cash dividend of $0.30 per share on common stock payable on July 1, 2008 to stockholders of record on June 13, 2008.

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

5.  STOCK-BASED COMPENSATION

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant.  The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the "Plan") reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options.  The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 1,948,100 shares.  In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options.  At June 30, 2008, approximately 241,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements:

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS---(Continued)
 (Unaudited)

	Six months ended June 30,
	2008	2007
Total stock-based compensation expense	$3,151,000	$2,260,000
Total income tax benefit recognized related to stock-based compensation	937,000	710,000

Restricted Stock

Under the Plan, we have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals.  Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued.  We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures.  This compensation cost is amortized on a straight-line basis over the applicable vesting period.  As of June 30, 2008, there was approximately $16.6 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.5 years.  In order to satisfy tax liabilities employees will owe on their vested shares, we may withhold a sufficient number of vested shares from employees on the date vesting occurs.  For 2008, we expect the number of shares withheld for this purpose to total 61,570 shares.  Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted stock granted to employees vest over four years and the non-employee directors’ shares vest over one year.  For the six months ended June 30, 2008, we recorded $2.7 million of expense for these grants.  The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended June 30, 2008:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2008	523,175	$22.95
Granted	183,800	35.65
Vested	-	-
Forfeited	-	-
Non-vested, June 30, 2008	706,975	26.25

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS---(Continued)
 (Unaudited)

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2008	250,000	$18.81
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested, June 30, 2008	250,000	18.81

Because the performance goal was met in 2007, the shares subject to vesting were vested in substance, but required certification by the Compensation Committee, at which time a share price was determined for tax purposes.  On February 27, 2008, the 2007 shares, which were expensed in 2007, were certified as vested and the total fair value of the shares was determined to be $2,674,000, utilizing a share price of $35.65, the closing price of our common stock as of the day of certification.  In the second quarters of 2008 and 2007, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year.  As a result, we recognized expense of approximately $470,000 in both the current and prior year second quarters related to these performance-based restricted stock grants.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years.  All of our stock options are vested and exercisable.  All of our options became fully expensed in 2007.  The following table sets forth the summary of option activity under our stock option program for the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding, January 1, 2008	77,300	$12.92
Granted	-	-
Exercised	(3,750)	12.90
Forfeited/expired	-	-
Options outstanding and exercisable, June 30, 2008	73,550	12.93	4.00	$1,977,000

The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $83,000 and $260,000, respectively.  Options exercised represent newly issued shares.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS---(Continued)
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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2008
Net revenues from external sources	$6,956	$2,695	$-	$-	$9,651
Net intersegment revenues	948	2	-	(950)	-
Income before income taxes	3,944	596	(1,942)	-	2,598
Segment assets	31,023	4,531	3,673	-	39,227
Segment goodwill	1,790	512	-	-	2,302

Three months ended June 30, 2007
Net revenues from external sources	$5,397	$2,560	$-	$-	$7,957
Net intersegment revenues	935	2	-	(937)	-
Income before income taxes	2,948	654	(1,361)	-	2,241
Segment assets	23,817	4,513	3,237	-	31,567
Segment goodwill	1,790	512	-	-	2,302

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Six months ended June 30, 2008
Net revenues from external sources	$13,307	$5,471	$-	$-	$18,778
Net intersegment revenues	1,954	4	-	(1,958)	-
Income before income taxes	7,493	1,269	(3,151)	-	5,611
Segment assets	31,023	4,531	3,673	-	39,227
Segment goodwill	1,790	512	-	-	2,302

Six months ended June 30, 2007
Net revenues from external sources	$10,335	$4,975	$-	$-	$15,310
Net intersegment revenues	1,846	3	-	(1,849)	-
Income before income taxes	5,629	1,210	(2,259)	-	4,580
Segment assets	23,817	4,513	3,237	-	31,567
Segment goodwill	1,790	512	-	-	2,302

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC, and those set forth below:

■	our ability to identify and successfully market services that appeal to our customers;

■	the significant concentration of our revenues in four of our customers;

■	our relationships with investment consulting firms;

■	our relationships with current and potential customers;

■	our ability to retain qualified personnel;

■	our ability to successfully develop and market new asset classes;

■	our ability to maintain our fee structure in light of competitive fee pressures;

■	competition in the marketplace;

■	downturn in the financial markets;

■	the passage of legislation adversely affecting the financial services industries;

■	interest rates;

■	changes in our effective tax rate;

■	our ability to maintain an effective system of internal controls; and

■	the other risks detailed from time to time in our SEC reports.

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

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues.  Our advisory fees are generated by Westwood Management, which manages its clients' accounts under investment advisory and subadvisory agreements.  Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements.  Westwood Management's advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter, quarterly in arrears based on the assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period.  Westwood Management recognizes revenues as services are rendered.  A limited number of our clients have a performance-based fee component in their contract, which would pay us an additional fee if we outperform a specified index over a specific period of time.  We would record as revenue any performance-based fees earned at the end of the performance period.  We recognized a performance-based fee in the second quarter of 2008 related to a client that has an annual performance period that ends in June.  In addition, as of June 30, 2008, we were on track to earn a performance-based fee in 2008 as we did in the fourth quarter of 2007 from a client that has an annual performance period that ends in December.  The exact amount of this fee will remain uncertain and cannot be recorded as revenue until the performance period ends on December 31, 2008.  Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in our financial statements.

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

Assets Under Management

Assets under management increased $900 million to $7.7 billion at June 30, 2008, compared with $6.8 billion at June 30, 2007.  Average assets under management for the second quarter of 2008 were $7.6 billion compared to $6.5 billion for the second quarter of 2007, an increase of 17%.  The increase in period ending assets under management was principally attributable to asset inflows from new and existing clients and was partially offset by market depreciation of assets under management and the withdrawal of assets by certain clients.  The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of June 30, 2008 and 2007:

	As of June 30, (in millions)		% Change
	2008	2007	June 30, 2008 vs. June 30, 2007
Westwood Management
Separate Accounts	$3,725	$3,047	22%
Subadvisory	1,068	1,042	3
WHG Funds	319	223	43
Westwood Funds	357	388	(8)
Managed Accounts	493	401	23
Total	5,962	5,101	17

Westwood Trust
Commingled Funds	1,395	1,355	3
Private Accounts	304	251	21
Agency/Custody Accounts	86	140	(39)
Total	1,785	1,746	2

Total Assets Under Management	$7,747	$6,847	13%

______________

           Westwood Management.  In the preceding table, "Separate Accounts" represent corporate pension and profit sharing plans, public employee retirement accounts, Taft Hartley plans, endowments, foundations and individuals.  "Subadvisory" represents relationships where Westwood Management provides investment management services for funds offered by other financial institutions.  “WHG Funds” represent the family of mutual funds for which Westwood Management serves as advisor.  "Westwood Funds" represent the family of mutual funds for which Westwood Management serves as subadvisor. "Managed Accounts" represent relationships with brokerage firms and other registered investment advisors who offer Westwood Management's products to their customers.

           Westwood Trust.  In the preceding table, "Commingled Funds" represent funds that have been established to facilitate investment of fiduciary funds of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. "Private Accounts" represent discretionary accounts where Westwood Trust acts as trustee or agent and has full investment discretion.  "Agency/Custody Accounts" represent non-discretionary accounts in which Westwood Trust provides agent or custodial services, but does not act in an advisory capacity.  For certain assets in this category, Westwood Trust provides limited custody services for a minimal or zero fee currently, but views these assets as potentially converting to fee-generating managed assets in the future.  As an example, some assets in this category consist of low-basis stock that is being held in custody for clients currently, but may transfer to fee-generating managed assets during an intergenerational transfer of wealth at some point in the future.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three months ended June 30, 2008 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2008 vs.	Six months ended June 30, 2008 vs.
	2008	2007	2008	2007	June 30, 2007	June 30, 2007
Revenues
Advisory fees
Asset-based	$6,606	$5,003	$12,996	$9,586	32%	36%
Performance-based	80	-	80	-	-	-
Trust fees	2,677	2,516	5,425	4,892	6	11
Other revenues	288	438	277	832	(34)	(67)
Total revenues	9,651	7,957	18,778	15,310	21	23

Expenses
Employee compensation and benefits	5,352	4,266	10,014	7,975	25	26
Sales and marketing	195	147	332	268	33	24
WHG mutual funds	106	66	141	101	61	40
Information technology	266	249	527	482	7	9
Professional services	439	379	887	779	16	14
General and administrative	695	609	1,266	1,125	14	13
Total expenses	7,053	5,716	13,167	10,730	23	23
Income before income taxes	2,598	2,241	5,611	4,580	16	23
Provision for income taxes	867	768	1,925	1,600	13	20
Net income	$1,731	$1,473	$3,686	$2,980	18%	24%

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Total Revenues.  Our total revenues increased by 21% to $9.7 million for the three months ended June 30, 2008 compared with $8.0 million for the three months ended June 30, 2007.  Asset-based advisory fees increased by 32% to $6.6 million for the three months ended June 30, 2008 compared with $5.0 million for the three months ended June 30, 2007, as a result of increased average assets under management by Westwood Management due to inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients and the market depreciation of assets.  Performance-based advisory fees were $80,000 for the three months ended June 30, 2008 compared to zero in the prior year quarter, as a result of a performance-based fee earned in the annual measurement period ended June 30, 2008.  Trust fees increased by 6% to $2.7 million for the three months ended June 30, 2008 compared with $2.5 million for the three months ended June 30, 2007, as a result of increased average assets under management by Westwood Trust due to inflows from new and existing clients, offset in part by market depreciation of assets and the withdrawal of assets by certain clients.  Other revenues, which generally consist of interest and investment income, decreased by 34% to $288,000 for the three months ended June 30, 2008 compared with $438,000 for the three months ended June 30, 2007.  Other revenues are presented net and decreased primarily due to a decrease of $228,000 in realized and unrealized gains/losses on investments and a decrease of $81,000 in interest income.  An increase of $159,000 in dividend income partially offset these decreases.  Dividend income in the second quarter 2008 includes a $200,000 dividend from Teton Advisors (formerly Gabelli Advisers).

Employee Compensation and Benefits.  Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits.  Employee compensation and benefits increased by 25% to $5.4 million for the three months ended June 30, 2008 compared with $4.3 million for the three months ended June 30, 2007.  This increase was due primarily to an increase of approximately $580,000 in restricted stock expense due to additional restricted stock grants in July 2007 and February 2008, increased salary and benefits expense due to increased headcount and salary increases for certain employees, increased incentive compensation expense due to higher pretax income and increased 401(k) match expense related to increased salaries and incentive compensation.  Beginning in 2008, restricted stock grants were awarded in the first quarter of the year in order to synchronize the payment of cash incentive bonus awards with the personal tax liability resulting from restricted stock vesting.  In the second quarters of 2008 and 2007, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year.  As a result, we recognized expense of approximately $470,000 in both the current and prior year second quarters related to these performance-based restricted stock grants.  We expect to recognize a similar amount in the third and fourth quarters of 2008 related to these performance-based restricted stock grants.  The conclusion related to the 2008 expense is based, in part, on our belief that it is likely that we will recognize a performance-based fee in the fourth quarter of 2008 related to a client that has an annual performance period that ends in December.  We had 57 full-time employees as of June 30, 2008 compared to 50 full-time employees as of June 30, 2007.

Sales and Marketing.  Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs.  Sales and marketing costs increased by 33% to $195,000 for the three months ended June 30, 2008 compared with $147,000 for the three months ended June 30, 2007.  The increase is primarily the result of increased direct marketing and travel expenses.

WHG Mutual Funds.  WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds.  WHG Mutual Funds expenses increased by 61% to $106,000 for the three months ended June 30, 2008 compared with $66,000 for the three months ended June 30, 2007.  Decreased fund expense reimbursements due to a higher level of assets in the funds were offset by increased shareholder servicing fees related to the funds.

Information Technology.  Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs.  Information technology costs increased by 7% to $266,000 for the three months ended June 30, 2008 compared with $249,000 for the three months ended June 30, 2007.  The increase is primarily due to increased expenses for support services, research tools and quotations.  Decreases in data fees, equipment rental expense and depreciation expense partially offset these increases.

Professional Services.  Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services.  Professional services expenses increased by 16% to $439,000 for the three months ended June 30, 2008 compared with $379,000 for the three months ended June 30, 2007.  The increase is primarily due to higher advisory fees paid to external subadvisors due to increased average assets under management in international equity, growth and high-yield common trust funds sponsored by Westwood Trust and increased public relations fees.

General and Administrative.  General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses.  General and administrative expenses increased by 14% to $695,000 for the three months ended June 30, 2008 compared with $609,000 for the three months ended June 30, 2007.  The increase is primarily due to increases in miscellaneous expenses, custody expense, director’s fees, occupancy expenses and charitable contributions.  These increases were partially offset by decreased insurance expense.

Provision for Income Tax Expense.  Provision for income tax expenses increased by 13% to $867,000 for the three months ended June 30, 2008 compared with $768,000 for the three months ended June 30, 2007 as a result of increased income.  The effective tax rate was 33.4% for the three months ended June 30, 2008 compared to 34.3% for the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Total Revenues.  Our total revenues increased by 23% to $18.8 million for the six months ended June 30, 2008 compared with $15.3 million for the six months ended June 30, 2007.  Asset-based advisory fees increased by 36% to $13.0 million for the six months ended June 30, 2008 compared with $9.6 million for the six months ended June 30, 2007, as a result of increased average assets under management by Westwood Management due to inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients and the market depreciation of assets.  Performance-based advisory fees were $80,000 for the six months ended June 30, 2008 compared to zero for the first six months of the prior year, as a result of a performance-based fee earned in the annual measurement period ended June 30, 2008.  Trust fees increased by 11% to $5.4 million for the six months ended June 30, 2008 compared with $4.9 million for the six months ended June 30, 2007, as a result of increased average assets under management by Westwood Trust due to inflows from new clients, offset in part by market depreciation of assets and the withdrawal of assets by certain clients.  Other revenues, which generally consist of interest and investment income, decreased by 67% to $277,000 for the six months ended June 30, 2008 compared with $832,000 for the six months ended June 30, 2007.  Other revenues decreased primarily due to a decrease of $574,000 in realized and unrealized gains/losses on investments and a decrease of $95,000 in interest income.  An increase of $115,000 in dividend income partially offset these decreases.

Employee Compensation and Benefits.  Employee compensation and benefits increased by 26% to $10.0 million for the six months ended June 30, 2008 compared with $8.0 million for the six months ended June 30, 2007.  This increase was due primarily to an increase of approximately $891,000 in restricted stock expense due to additional restricted stock grants in July 2007 and February 2008, increased salary and benefits expense due to increased headcount and salary increases for certain employees, increased incentive compensation expense due to higher pretax income, increased 401(k) match expense related to increased salaries and incentive compensation expense, increased profit sharing expense and increased health insurance costs.  Beginning in 2008, restricted stock grants were awarded in the first quarter of the year in order to synchronize the payment of cash incentive bonus awards with the personal tax liability resulting from restricted stock vesting.  We had 57 full-time employees as of June 30, 2008 compared to 50 full-time employees as of June 30, 2007.

Sales and Marketing.  Sales and marketing costs increased by 24% to $332,000 for the six months ended June 30, 2008 compared with $268,000 for the six months ended June 30, 2007.  The increase is primarily the result of increases in direct marketing, travel and entertainment expenses.

WHG Mutual Funds.  WHG Mutual Funds expenses increased by 40% to $141,000 for the six months ended June 30, 2008 compared with $101,000 for the six months ended June 30, 2007.  Decreased fund expense reimbursements due to a higher level of assets in the funds was offset by increased shareholder servicing fees related to the funds.

Information Technology.  Information technology costs increased by 9% to $527,000 for the six months ended June 30, 2008 compared with $482,000 for the six months ended June 30, 2007.  The increase is primarily due to increased expenses for support services, software licenses and maintenance, research tools and quotations.  Decreases in data fees, equipment rental expense and depreciation expense partially offset these increases.

Professional Services.  Professional services expenses increased by 14% to $887,000 for the six months ended June 30, 2008 compared with $779,000 for the six months ended June 30, 2007.  The increase is primarily due to higher advisory fees paid to external subadvisors due to increased average assets under management in international equity, growth and high-yield common trust funds sponsored by Westwood Trust and increased professional fees related to new products and human resources.  Decreases in legal expenses partially offset these increases.

General and Administrative.  General and administrative expenses increased by 13% to $1.3 million for the six months ended June 30, 2008 compared with $1.1 million for the six months ended June 30, 2007.  The increase is primarily due to increases in miscellaneous expenses, director’s fees, occupancy expenses, charitable contributions, office supplies expense, investor relations expense and custody expense.  These increases were partially offset by decreases in insurance expense.

Provision for Income Tax Expense.  Provision for income tax expenses increased by 20% to $1.9 million for the six months ended June 30, 2008 compared with $1.6 million for the six months ended June 30, 2007 as a result of increased income.  The effective tax rate was 34.3% for the six months ended June 30, 2008 compared to 34.9% for the six months ended June 30, 2007.

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

In calculating cash earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options.  We define cash expenses as total expenses less non-cash equity-based compensation expense.  Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating cash earnings or deduct it when calculating cash expenses because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement.  In addition, we do not adjust cash earnings for tax deductions related to restricted stock expense.

Our cash earnings increased by 30% to $3.7 million for the three months ended June 30, 2008 compared with $2.8 million for the three months ended June 30, 2007 primarily due to a 21% increase in total revenues.  For the six months ended June 30, 2008, cash earnings increased by 30% to $6.8 million compared with $5.2 million for he six months ended June 30, 2007, primarily due to a 23% increase in total revenues.

The following tables provide a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended June 30%
	2008	2007	Change
Net Income	$1,731	$1,473	18%
Add: Restricted stock expense	1,942	1,362	43
Cash earnings	$3,673	$2,835	30

Total expenses	$7,053	$5,716	23
Less: Restricted stock expense	(1,942)	(1,362)	43
Cash expenses	$5,111	$4,354	17%

	Six Months Ended June 30%
	2008	2007	Change
Net Income	$3,686	$2,980	24%
Add: Restricted stock expense	3,151	2,260	39
Cash earnings	$6,837	$5,240	30

Total expenses	$13,167	$10,730	23
Less: Restricted stock expense	(3,151)	(2,260)	39
Cash expenses	$10,016	$8,470	18%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities.  As of June 30, 2008, we had no long-term debt.  The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital.  Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2008, cash flow provided by operating activities, principally our investment advisory business, was $5.7 million.  At June 30, 2008, we had working capital of $28.9 million.  Cash flow used in investing activities during the six months ended June 30, 2008 of $1.1 million was related to net purchases of investments and purchases of fixed assets.  Cash flow used in financing activities during the six months ended June 30, 2008 of $4.1 million was due to cash dividends paid to our stockholders and the purchase of treasury shares.  Those cash uses were partially offset by tax benefits from stock-based compensation.

We had cash and investments of $28.0 million as of June 30, 2008 and $26.7 million as of December 31, 2007.  Dividends payable were $2.1 million and $1.7 million as of June 30, 2008 and December 31, 2007, respectively.  We had no liabilities for borrowed money at June 30, 2008.

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

In December 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer:  (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008 and will have no impact on our transactions recorded to date.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted SFAS 157 on January 1, 2008 and have determined that SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted SFAS 159 on January 1, 2008.  We did not make any fair value elections upon adoption and have determined that SFAS 159 did not have a material impact on our financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the quarter just completed, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Westwood Holdings Group, Inc. was held on April 24, 2008 in Dallas, Texas, for the purpose of considering and acting upon the following:

(a)	Election of directors. The stockholders elected the following directors to hold office until the next annual meeting or until their respective successors shall have been duly elected and qualified.

Nominee	For	Withheld
Susan M. Byrne	6,717,032	76,204
Brian O. Casey	6,767,637	25,599
Tom C. Davis	6,767,630	25,606
Richard M. Frank	6,752,717	40,519
Robert D. McTeer	6,767,530	25,706
Frederick R. Meyer	6,752,175	41,061
Jon L. Mosle, Jr.	6,766,756	26,480
Geoffrey Norman	6,752,291	40,945
Raymond E. Wooldridge	6,752,430	40,806

(b)	The ratification of Grant Thornton LLP as our independent auditors for the year ending December 31, 2008.

For	Against	Abstain
6,785,275	7,050	911

(c)	Approval of Amendment to Amended and Restated Certificate of Incorporation to Increase Authorized Common Shares.

For	Against	Abstain
5,974,892	815,553	2,791

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 22, 2008	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer