Form 10-Q
period 2008-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2008-10-23
CIK 1165002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of October 20, 2008: 6,954,488.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and December 31, 2007

(in thousands, except par value and share amounts)

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,941	$4,560
Accounts receivable	4,780	6,599
Investments, at market value	25,537	22,144
Deferred income taxes	1,110	1,512
Prepaid taxes	2,295	—
Other current assets	412	651

Total current assets	37,075	35,466
Goodwill	2,302	2,302
Deferred income taxes	472	225
Property and equipment, net of accumulated depreciation of $1,175 and $1,002	899	1,031

Total assets	$40,748	$39,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,194	$1,024
Dividends payable	2,087	1,702
Compensation and benefits payable	3,342	4,848
Income taxes payable	—	1,505
Other current liabilities	11	11

Total current liabilities	6,634	9,090
Deferred rent	480	588

Total liabilities	7,114	9,678

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 7,048,977 and outstanding 6,954,488 shares at September 30, 2008; authorized 10,000,000 shares, issued 6,840,327 and outstanding 6,807,408 shares at December 31, 2007	70	68
Additional paid-in capital	35,332	27,770
Treasury stock, at cost – 94,489 shares at September 30, 2008; 32,919 shares at December 31, 2007	(3,500)	(1,070)
Retained earnings	1,732	2,578

Total stockholders’ equity	33,634	29,346

Total liabilities and stockholders’ equity	$40,748	$39,024

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
REVENUES:
Advisory fees
Asset-based	$7,381	$5,782	$20,377	$15,368
Performance-based	—	—	80
Trust fees	2,845	2,666	8,270	7,558
Other revenues, net	(134)	291	143	1,123

Total revenues	10,092	8,739	28,870	24,049

EXPENSES:
Employee compensation and benefits	5,498	4,669	15,512	12,644
Sales and marketing	263	164	595	432
WHG mutual funds	94	43	235	144
Information technology	296	239	823	721
Professional services	450	420	1,337	1,199
General and administrative	727	565	1,993	1,690

Total expenses	7,328	6,100	20,495	16,830

Income before income taxes	2,764	2,639	8,375	7,219
Provision for income taxes	1,028	957	2,953	2,557

Net income	$1,736	$1,682	$5,422	$4,662

Earnings per share:
Basic	$0.28	$0.28	$0.89	$0.80
Diluted	$0.27	$0.27	$0.84	$0.76

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2008	6,807,408	$68	$27,770	$(1,070)	$2,578	$29,346
Net income					5,422	5,422
Issuance of restricted stock	192,500	2	(2)			—
Dividends declared ($0.90 per share)					(6,268)	(6,268)
Restricted stock amortization			4,926			4,926
Tax benefit related to equity compensation			2,430			2,430
Stock options exercised	16,150	—	208			208
Purchase of treasury stock	(61,570)			(2,430)		(2,430)

BALANCE, September 30, 2008	6,954,488	$70	$35,332	$(3,500)	$1,732	$33,634

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,422	$4,662
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	173	176
Unrealized (gains) and losses on investments	505	(52)
Restricted stock amortization	4,927	3,797
Deferred income taxes	155	439
Excess tax benefits from stock-based compensation	(2,188)	(1,226)
Net purchases of investments – trading securities	(13,510)	(1,089)
Change in operating assets and liabilities:
Accounts receivable	1,819	(569)
Other current assets	242	(82)
Accounts payable and accrued liabilities	170	(3)
Compensation and benefits payable	(1,506)	(235)
Income taxes payable	(1,370)	361
Other liabilities	(27)	(10)

Net cash (used in) provided by operating activities	(5,188)	6,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(20,098)	(5,320)
Sales of money market funds – available for sale	29,710	4,909
Purchase of property and equipment	(125)	(45)

Net cash provided by (used in) investing activities	9,487	(456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,430)	(1,042)
Excess tax benefits from stock-based compensation	2,188	1,226
Proceeds from exercise of stock options	208	533
Cash dividends	(5,884)	(3,654)

Net cash used in financing activities	(5,918)	(2,937)

NET (DECREASE) INCREASE IN CASH	(1,619)	2,776
Cash and cash equivalents, beginning of period	4,560	2,177

Cash and cash equivalents, end of period	$2,941	$4,953

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,170	$1,756
Issuance of restricted stock	7,032	5,330
Tax benefit allocated directly to equity	2,430	1,475

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2008, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and, therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2007. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.

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

Goodwill

During the third quarter of 2008, we completed our annual impairment assessment as required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No.142. No impairment loss was required. We perform our annual impairment assessment in the third quarter as of July 1.

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

Effective January 1, 2008, we adopted the provisions of FASB SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. SFAS No. 157 establishes a three tier hierarchy for measuring fair value as follows: level 1 – quoted market prices in active markets, level 2 – inputs other than quoted prices that are directly or indirectly observable and level 3 – unobservable inputs where there is little or no market activity. The

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

fair value of our investments in “Note 3. Investments” were determined using quoted prices from active markets (level 1). The implementation of SFAS No. 157 had no effect on our financial statements.

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2008 and 2007, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and shares of restricted stock granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$1,736	$1,682	$5,422	$4,662

Weighted average shares outstanding – basic	6,190,630	5,937,270	6,077,341	5,820,673
Dilutive potential shares from stock options	33,624	41,942	35,487	44,365
Dilutive potential shares from restricted shares	288,466	284,010	325,300	277,158

Weighted average shares outstanding – diluted	6,512,720	6,263,222	6,438,128	6,142,196

Earnings per share:
Basic	$0.28	$0.28	$0.89	$0.80
Diluted	$0.27	$0.27	$0.84	$0.76

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All of these investments are carried at market value, using prices from active markets as of the balance sheet date. The money market funds are accounted for as available for sale securities. The other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2008:
U.S. Government and Government agency obligations	$15,391	$30	$—	$15,421
Funds:
Money market	5,505	—	—	5,505
Equity and fixed income	4,915	11	(315)	4,611

Marketable securities	$25,811	$41	$(315)	$25,537

December 31, 2007:
U.S. Government and Government agency obligations	$1,942	$1	$—	$1,943
Funds:
Money market	15,117	—	—	15,117
Equity and fixed income	4,854	230	—	5,084

Marketable securities	$21,913	$231	$—	$22,144

4. EQUITY:

On July 23, 2008, we declared a quarterly cash dividend of $0.30 per share on common stock payable on October 1, 2008 to stockholders of record on September 15, 2008.

On July 23, 2008, we granted an aggregate of 10,500 shares of restricted stock to non-employee directors. These shares are subject to vesting conditions as described in “Note 5. Stock Based Compensation”.

On July 1, 2008, we purchased 39,070 shares of our common stock from employees of Westwood to satisfy tax obligations related to vested restricted shares. The shares were purchased at $41.66, the closing price of our common stock on that date, and are shown as treasury shares at cost in the equity section of our balance sheet.

On April 24, 2008, we declared a quarterly cash dividend of $0.30 per share on common stock payable on July 1, 2008 to stockholders of record on June 13, 2008.

On February 27, 2008, we granted an aggregate of 183,800 shares of restricted stock to certain employees. These shares are subject to vesting conditions as described in “Note 5. Stock-Based Compensation”.

On February 27, 2008, we purchased 22,500 shares of our common stock from employees of Westwood to assist our employees in satisfying their tax obligations related to vested restricted shares. The shares were purchased at $35.65, the closing price of our common stock on that date, and are shown as treasury shares in the equity section of our balance sheet at cost.

On February 6, 2008, we declared a quarterly cash dividend of $0.30 per share on common stock payable on April 1, 2008 to stockholders of record on March 14, 2008.

5. STOCK-BASED COMPENSATION

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 1,948,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At September 30, 2008, approximately 232,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements:

	Nine months ended September 30,
	2008	2007
Total stock-based compensation expense	$4,927,000	$3,797,000
Total income tax benefit recognized related to stock-based compensation	4,067,000	2,957,000

Restricted Stock

Under the Plan, we have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of September 30, 2008, there was approximately $15.3 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.2 years. In order to satisfy tax liabilities employees will owe on their vested shares, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. For 2008, we expect the number of shares withheld for this purpose to total 61,570 shares. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted stock granted to employees vest over four years and the non-employee directors’ shares vest over one year. For the nine months ended September 30, 2008, we recorded $4.0 million of expense for these grants. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended September 30, 2008:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2008	523,175	$22.95
Granted	194,300	36.51
Vested	(208,225)	18.94
Forfeited	(1,800)	34.37

Non-vested, September 30, 2008	507,450	29.74

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

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2008	250,000	$18.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, September 30, 2008	250,000	18.81

Because the performance goal was met in 2007, the shares subject to vesting were vested in substance, but required certification by the Compensation Committee, at which time a share price was determined for tax purposes. On February 27, 2008, the 2007 shares, which were expensed in 2007, were certified as vested and the total fair value of the shares was determined to be $2,674,000, utilizing a share price of $35.65, the closing price of our common stock as of the day of certification. In the second quarters of 2008 and 2007, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year. As a result, we recognized expense of approximately $470,000 in both the current and prior year second and third quarters related to these performance-based restricted stock grants.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable. All of our options became fully expensed in 2007. The following table sets forth the summary of option activity under our stock option program for the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2008	77,300	$12.92
Granted	—	—
Exercised	(16,150)	12.90
Forfeited/expired	—	—

Options outstanding and exercisable, September 30, 2008	61,150	12.93	3.75	$2,108,000

The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $531,000 and $541,000, respectively. Options exercised represent newly issued shares.

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2008
Net revenues from external sources	$7,227	$2,865	$—	$—	$10,092
Net intersegment revenues	986	2	—	(988)	—
Income before income taxes	4,015	524	(1,775)	—	2,764
Segment assets	31,855	4,506	4,387	—	40,748
Segment goodwill	1,790	512	—	—	2,302

Three months ended September 30, 2007
Net revenues from external sources	$6,023	$2,716	$—	$—	$8,739
Net intersegment revenues	965	1	—	(966)	—
Income before income taxes	3,453	724	(1,538)	—	2,639
Segment assets	23,106	4,411	5,958	—	33,475
Segment goodwill	1,790	512	—	—	2,302

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Nine months ended September 30, 2008
Net revenues from external sources	$20,534	$8,336	$—	$—	$28,870
Net intersegment revenues	2,940	6	—	(2,946)	—
Income before income taxes	11,508	1,794	(4,927)	—	8,375
Segment assets	31,855	4,506	4,387	—	40,748
Segment goodwill	1,790	512	—	—	2,302

Nine months ended September 30, 2007
Net revenues from external sources	$16,358	$7,691	$—	$—	$24,049
Net intersegment revenues	2,811	4	—	(2,815)	—
Income before income taxes	9,082	1,934	(3,797)	—	7,219
Segment assets	23,106	4,411	5,958	—	33,475
Segment goodwill	1,790	512	—	—	2,302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages its clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter, quarterly in arrears based on the assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. A limited number of our clients have a performance-based fee component in their contract, which would pay us an additional fee if we outperform a specified index over a specific period of time. We would record as revenue any performance-based fees earned at the end of the performance period. We recognized a performance-based fee in the second quarter of 2008 related to a client that has an annual performance period that ends in June. In addition, as of September 30, 2008, we were on track to earn a performance-based fee in 2008 as we did in the fourth quarter of 2007 from a client that has an annual performance period that ends in December. The exact amount of this fee will remain uncertain and will not be recorded as revenue until the performance period ends on December 31, 2008. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in our financial statements.

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

Our other revenues generally consist of interest and investment income and unrealized gains and losses on our investments. We invest most of our cash in U.S. Treasury Bills, although we also invest smaller amounts in money market funds and equity instruments.

Assets Under Management

Assets under management increased $600 million to $8.3 billion at September 30, 2008, compared with $7.7 billion at September 30, 2007. Average assets under management for the third quarter of 2008 were $8.0 billion compared to $7.3 billion for the third quarter of 2007, an increase of 10%. The increase in period ending assets under management was principally attributable to asset inflows from new and existing clients and was partially offset by market depreciation of assets under management and the withdrawal of assets by certain clients. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of September 30, 2008 and 2007:

	As of September 30, (in millions)		% Change September 30, 2008 vs. September 30, 2007
	2008	2007
Westwood Management
Separate Accounts	$3,613	$3,701	(2)%
Subadvisory	1,756	1,062	65
WHG Funds	322	228	41
Westwood Funds	335	363	(8)
Managed Accounts	484	484	—

Total	6,510	5,838	12

Westwood Trust
Commingled Funds	1,362	1,400	(3)
Private Accounts	304	331	(8)
Agency/Custody Accounts	108	123	(12)

Total	1,774	1,854	(4)

Total Assets Under Management	$8,284	$7,692	8%

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2008 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2008 vs. September 30, 2007	Nine months ended September 30, 2008 vs. September 30, 2007
	2008	2007	2008	2007
Revenues
Advisory fees
Asset-based	$7,381	$5,782	$20,377	$15,368	28%	33%
Performance-based	—	—	80	—	—	—
Trust fees	2,845	2,666	8,270	7,558	7	9
Other revenues	(134)	291	143	1,123	(146)	(87)

Total revenues	10,092	8,739	28,870	24,049	15	20

Expenses
Employee compensation and benefits	5,498	4,669	15,512	12,644	18	23
Sales and marketing	263	164	595	432	60	38
WHG mutual funds	94	43	235	144	119	63
Information technology	296	239	823	721	24	14
Professional services	450	420	1,337	1,199	7	12
General and administrative	727	565	1,993	1,690	29	18

Total expenses	7,328	6,100	20,495	16,830	20	22

Income before income taxes	2,764	2,639	8,375	7,219	5	16
Provision for income taxes	1,028	957	2,953	2,557	7	15

Net income	$1,736	$1,682	$5,422	$4,662	3%	16%

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Total Revenues. Our total revenues increased by 15% to $10.1 million for the three months ended September 30, 2008 compared with $8.7 million for the three months ended September 30, 2007. Asset-based advisory fees increased by 28% to $7.4 million for the three months ended September 30, 2008 compared with $5.8 million for the three months ended September 30, 2007, as a result of increased average assets under management by Westwood Management due to inflows from new and existing clients as well as higher average fee realization, which was partially offset by the market depreciation of assets and the withdrawal of assets by certain clients. Trust fees increased by 7% to $2.8 million for the three months ended September 30, 2008 compared with $2.7 million for the three months ended September 30, 2007, as a result of higher average fee realization. Average assets under management by Westwood Trust declined slightly as market depreciation of assets offset inflows from new and existing clients. Other revenues, which generally consist of interest and investment income, decreased by 146% to $(134,000) for the three months ended September 30, 2008 compared with $291,000 for the three months ended September 30, 2007. Other revenues are presented net and decreased primarily due to a decrease of $290,000 in realized and unrealized gains/losses on investments and a decrease of $128,000 in interest and dividend income due to lower interest rates as well as a shift into lower yielding U.S. Treasury Bills.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits increased by 18% to $5.5 million for the three months ended September 30, 2008 compared with $4.7 million for the three months ended September 30, 2007. This increase was due primarily to increased salary and benefits expense due to increased headcount and salary increases for certain employees, an increase of approximately $238,000 in restricted stock expense due to additional employee restricted stock grants in February 2008 and independent director grants in July 2008, increased payroll taxes due on vested restricted shares, increased incentive compensation expense due to higher pretax income and increased health insurance costs. Beginning in 2008, employee restricted stock grants were awarded in the first quarter of the year in order to synchronize the payment of cash incentive bonus awards with employees’ personal tax liabilities resulting from restricted stock vesting. In the second quarters of 2008 and 2007, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year. In the current and prior year third quarters, we reaffirmed our conclusions that it was probable that these performance-based restricted shares would vest. As a result, we recognized expense of approximately $470,000 in each of the second and third quarters of both the current and prior year quarters related to these performance-based restricted stock grants. We expect to recognize a similar amount in the fourth quarter of 2008 related to these performance-based restricted stock grants. The conclusion related to the 2008 expense is based, in part, on our belief that it is likely that we will recognize a performance-based fee in the fourth quarter of 2008 related to a client that has an annual performance period that ends in December. As stated above, the exact amount of this fee will remain uncertain and we will not record it until the related performance period ends on December 31, 2008. We had 63 full-time employees as of September 30, 2008 compared to 51 full-time employees as of September 30, 2007.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 60% to $263,000 for the three months ended September 30, 2008 compared with $164,000 for the three months ended September 30, 2007. The increase is primarily the result of increased travel and direct marketing expenses.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG Mutual Funds expenses increased by 119% to $94,000 for the three months ended September 30, 2008 compared with $43,000 for the three months ended September 30, 2007 due to increased shareholder servicing fees related to the funds. Decreased fund expense reimbursements due to a higher level of assets in the funds partially offset this increase.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 24% to $296,000 for the three months ended September 30, 2008 compared with $239,000 for the three months ended September 30, 2007. The increase is primarily due to increased expenses for support services, data fees, software, quotations, telephone costs and depreciation.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 7% to $450,000 for the three months ended September 30, 2008 compared with $420,000 for the three months ended September 30, 2007. The increase is primarily due to higher advisory fees paid to external subadvisors due to increased average assets under management in international equity, growth and high-yield common trust funds sponsored by Westwood Trust and increased public relations fees. A decrease in legal expenses partially offset these increases.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 29% to $727,000 for the three months ended September 30, 2008 compared with $565,000 for the three months ended September 30, 2007. The increase is primarily due to increases in custody expense, charitable contributions, office supplies and occupancy expenses. These increases were partially offset by decreases in other miscellaneous expenses.

Provision for Income Tax Expense. Provision for income tax expenses increased by 7% to $1,028,000 for the three months ended September 30, 2008 compared with $957,000 for the three months ended September 30, 2007 as a result of increased income. The effective tax rate was 37.2% for the three months ended September 30, 2008 compared to 36.3% for the three months ended September 30, 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Total Revenues. Our total revenues increased by 20% to $28.9 million for the nine months ended September 30, 2008 compared with $24.0 million for the nine months ended September 30, 2007. Asset-based advisory fees increased by 33% to $20.4 million for the nine months ended September 30, 2008 compared with $15.4 million for the nine months ended September 30, 2007, as a result of increased average assets under management by Westwood Management due to inflows from new and existing clients as well as higher average fee realization, partially offset by the market depreciation of assets and the withdrawal of assets by certain clients. Performance-based advisory fees were $80,000 for the nine months ended September 30, 2008 compared to zero for the first nine months of the prior year, as a result of a performance-based fee earned in the annual measurement period ended June 30, 2008. Trust fees increased by 9% to $8.3 million for the nine months ended September 30, 2008 compared with $7.6 million for the nine months ended September 30, 2007, as a result of higher average fee realization. Other revenues decreased by 87% to $143,000 for the nine months ended September 30, 2008 compared with $1,123,000 for the nine months ended September 30, 2007. Other revenues decreased primarily due to a decrease of $865,000 in realized and unrealized gains/losses on investments and a decrease of $195,000 in interest income due to lower interest rates and a shift into lower yielding U.S. Treasury Bills. An increase of $86,000 in dividend income partially offset these decreases.

Employee Compensation and Benefits. Employee compensation and benefits increased by 23% to $15.5 million for the nine months ended September 30, 2008 compared with $12.6 million for the nine months ended September 30, 2007. This increase was due primarily to an increase of approximately $1.1 million in restricted stock expense due to additional employee and independent director restricted stock grants in July 2007, employee grants in February 2008 and independent director grants in July 2008, increased salary and benefits expense due to increased headcount and salary increases for certain employees, increased incentive compensation expense due to higher pretax income, increased payroll taxes due to vested restricted stock, increased health insurance expense, increased 401(k) match expense related to increased salaries and incentive compensation expense and increased profit sharing expense. Beginning in 2008, employee restricted stock grants were awarded in the first quarter of the year in order to synchronize the payment of cash incentive bonus awards with employees’ personal tax liabilities resulting from restricted stock vesting. We had 63 full-time employees as of September 30, 2008 compared to 51 full-time employees as of September 30, 2007.

Sales and Marketing. Sales and marketing costs increased by 38% to $595,000 for the nine months ended September 30, 2008 compared with $432,000 for the nine months ended September 30, 2007. The increase is primarily the result of increases in travel and direct marketing expenses.

WHG Mutual Funds. WHG Mutual Funds expenses increased by 63% to $235,000 for the nine months ended September 30, 2008 compared with $144,000 for the nine months ended September 30, 2007. Decreased fund expense reimbursements due to a higher level of assets in the funds was offset by increased shareholder servicing fees related to the funds.

Information Technology. Information technology costs increased by 14% to $823,000 for the nine months ended September 30, 2008 compared with $721,000 for the nine months ended September 30, 2007. The increase is primarily due to increased expenses for support services, software licenses and maintenance, quotations, research tools and telephone expense. Decreases in data fees and equipment rental expense partially offset these increases.

Professional Services. Professional services expenses increased by 12% to $1,337,000 for the nine months ended September 30, 2008 compared with $1,199,000 for the nine months ended September 30, 2007. The increase is primarily due to higher advisory fees paid to external subadvisors due to increased average assets under management in international equity, growth and high-yield common trust funds sponsored by Westwood Trust and increased professional fees related to new products and human resources. Decreases in legal expenses partially offset these increases.

General and Administrative. General and administrative expenses increased by 18% to $2.0 million for the nine months ended September 30, 2008 compared with $1.7 million for the nine months ended September 30, 2007. The increase is primarily due to increases in custody expense, charitable contributions, miscellaneous expenses, occupancy expenses, office supplies expense and employee training and seminar expenses. These increases were partially offset by decreases in insurance expense.

Provision for Income Tax Expense. Provision for income tax expenses increased by 15% to $3.0 million for the nine months ended September 30, 2008 compared with $2.6 million for the nine months ended September 30, 2007 as a result of increased income. The effective tax rate was 35.3% for the nine months ended September 30, 2008 compared to 35.4% for the nine months ended September 30, 2007.

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

Our cash earnings increased by 9% to $3.5 million for the three months ended September 30, 2008 compared with $3.2 million for the three months ended September 30, 2007 primarily due to a 15% increase in total revenues. For the nine months ended September 30, 2008, cash earnings increased by 22% to $10.3 million compared with $8.5 million for he nine months ended September 30, 2007, primarily due to a 20% increase in total revenues.

The following tables provide a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended September 30		% Change
	2008	2007
Net Income	$1,736	$1,682	3%
Add: Restricted stock expense	1,775	1,537	15

Cash earnings	$3,511	$3,219	9

Total expenses	$7,328	$6,100	20
Less: Restricted stock expense	(1,775)	(1,537)	15

Cash expenses	$5,553	$4,563	22%

	Nine Months Ended September 30		% Change
	2008	2007
Net Income	$5,422	$4,662	16%
Add: Restricted stock expense	4,927	3,797	30

Cash earnings	$10,349	$8,459	22

Total expenses	$20,495	$16,830	22
Less: Restricted stock expense	(4,927)	(3,797)	30

Cash expenses	$15,568	$13,033	19%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2008, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2008, cash flow used in operating activities, principally our investment advisory business, was $5.2 million. The cash we generated from operations was more than offset by the net purchase of trading securities that resulted from a shift into U.S. Treasury Bills. At September 30, 2008, we had working capital of $30.4 million. Cash flow provided by investing activities during the nine months ended September 30, 2008 of $9.5 million was related to net sales of investments, which was partially offset by purchases of fixed assets. Cash flow used in financing activities during the nine months ended September 30, 2008 of $5.9 million was due to cash dividends paid to our stockholders and the purchase of treasury shares. Those cash uses were partially offset by tax benefits from stock-based compensation.

We had cash and investments of $28.5 million as of September 30, 2008 and $26.7 million as of December 31, 2007. Dividends payable were $2.1 million and $1.7 million as of September 30, 2008 and December 31, 2007, respectively. We had no liabilities for borrowed money at September 30, 2008.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2008	39,070	$41.66	—	—
August 1 through August 31, 2008	—	—	—	—
September 1 through September 30, 2008	—	—	—	—

Total	39,070	$41.66	—	—

Note: The treasury shares were purchased from Westwood employees at the market close price on the date of purchase in order to assist our employees in satisfying their tax obligations from restricted shares that vested. We anticipate purchasing additional treasury shares in subsequent years, for the same purpose.

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

Dated: October 22, 2008	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer