Form 10-K
period 2008-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2009-02-26
CIK 1165002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value on June 30, 2008 of the voting and non-voting common equity held by non-affiliates of the registrant was $213,463,000. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 23, 2009: 7,190,238.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

General

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, a family of mutual funds, which we call the WHG Funds, other mutual funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2008, Westwood Management and Westwood Trust collectively managed assets valued at approximately $7.2 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods of ten years and longer, our principal asset classes rank above the median in performance within their peer groups.

The core of our business is dependent on our client relationships. We believe that, in addition to investment performance, client service is paramount in the asset management business. As such, a major focus of our business strategy is to continue building strong relationships with clients to better enable us to anticipate their needs and to satisfy their investment objectives. Our team approach is designed to result in efficient, responsive service for our clients. Our future success is dependent to a significant degree on both investment performance and our ability to provide attentive client service.

We were incorporated under the laws of the State of Delaware on December 12, 2001. We are an independent public company, and our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company, and our principal assets consist of the capital stock of Westwood Management and Westwood Trust.

One of the priorities on which we have focused since 2002 is building a foundation in terms of personnel and infrastructure to support a potentially much larger business. We have also developed products that we believe will be desirable within our target institutional and private client markets. The cost of developing new products and the organization as a whole can result in our incurring expenses before material offsetting revenue is realized. We believe that the foundation and products are now in place and have been taking these products to the institutional marketplace in recent years. We have seen a high level of interest from institutional investors in these products, which we hope will generate new revenue streams.

We maintain a website at www.westwoodgroup.com. Information found on our website is not intended to be a part of this Report. All filings made by us with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available without charge on our website. Additionally, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and our Audit Committee, Compensation Committee and Governance/Nominating Committee Charters are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to William R. Hardcastle, Jr. at the address set forth in the front of this Report.

Westwood Management

General

Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations, having at least $10 – $25 million in investable assets, depending on the asset class. Westwood Management also provides advisory services to the WHG Funds and subadvisory services to other mutual funds. Our overall investment philosophy is determined by our chief investment officer, Susan M. Byrne, and, with respect to the bulk of assets under management, consists of a value-oriented approach focused on achieving a superior, risk-adjusted return by investing in companies positioned for growth but not fully recognized as such in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Ms. Byrne has 39 years of investment experience. Westwood Management’s investment advisory team consists of a number of investment management, research and trading professionals with substantial investment management experience. The continuity of the team and its years of experience are critical elements in successfully managing investments.

Managed Asset Classes

Asset Management. We offer a broad range of investment asset classes allowing us to serve various types of clients and varying investment objectives. More than half of our assets under management are invested in our LargeCap Value asset class. The following sets forth the principal asset classes currently managed by Westwood Management:

LargeCap Value: Investments in equity securities of approximately 45-60 well-seasoned companies with market capitalizations generally over $1 billion. This portfolio is invested in companies where we expect that future profitability, driven by operational improvements, will be higher than expectations reflected in current share prices.

SMidCap Value: Investments in equity securities of approximately 45-60 companies with market capitalizations between $100 million and $10 billion. Similar to the LargeCap Value asset class, we seek to discover operational improvements that are driving earnings growth within small to mid-size companies that can be purchased inexpensively.

SmallCap Value: Investments in equity securities of approximately 50-70 companies with market capitalizations between $100 million and $2.5 billion. Similar to the LargeCap Value and SMidCap Value classes, we seek to invest in high quality companies whose earnings growth is driven by operational improvements not yet fully recognized by the market.

AllCap Value: Investments in equity securities of approximately 60-80 well-seasoned companies. The portfolio is generally comprised of the best ideas within all market capitalizations above $100 million. Similar to the LargeCap Value asset class, we seek to invest in companies across a broad range of market capitalizations where we expect that future profitability, driven by operational improvements, will be higher than expectations currently reflected in share prices.

Balanced: Investments in a combination of equity and fixed income securities, designed to provide both growth opportunities and income, while also emphasizing asset preservation in “down” markets. Westwood Management applies its expertise in dynamic asset allocation and security selection decisions in carrying out this balanced strategy approach.

Income Opportunity: Investments in dividend-paying common stocks, straight and convertible preferred stock, master limited partnerships, REITs and selected debt instruments. This portfolio’s strategy focuses on companies with strong and improving cash flow sufficient to support a sustainable or rising income stream for investors. This asset class is targeted towards investors seeking high current income through dividend-paying and/or interest-bearing securities.

Master Limited Partnerships (MLPs): Investments include MLPs (including limited partnerships, “LPs,” and general partnerships, “GPs”), securities of tanker and other marine shipping companies and other securities whose characteristics are consistent with those listed above. The portfolio focuses on companies that, over time, exhibit higher dividend yields, stable and predictable cash flows, low correlations to other asset classes, and growth opportunities.

Core/Intermediate Fixed Income: Investments in high-grade, intermediate term corporate and government bonds. We seek to add value to client portfolios through yield curve positioning and investing in debt instruments with improving credit quality potential.

Each asset class consists of a portfolio of equity and/or fixed income securities selected by Westwood Management’s portfolio teams and chosen to best provide the long term returns consistent with Westwood Management’s investment philosophy. Our portfolio teams make decisions for all of Westwood Management’s asset classes in accordance with the investment objectives and policies of such asset classes, including determining when and which securities to purchase and sell.

We employ a value-oriented approach in managing the bulk of our equity asset classes. The common thread that permeates our investment strategies is our focus on a disciplined approach to controlling risk and, whenever possible, preserving the core value of the assets under management. Our value-oriented asset classes place a greater emphasis on identifying companies where earnings result from actual operational improvements rather than from manufactured improvements derived from financial statement adjustments. Our desire to prevent the loss of the core value of the assets under management is the overriding objective of this strategy, even at the cost of potentially higher returns. Through investments in companies that exhibit these characteristics, Westwood Management seeks to demonstrate consistently superior performance relative to our industry peers and the broad market.

More than half of our assets under management are invested in equity securities of companies with large market capitalizations. When measured over multi-year periods, ten years and longer, Westwood Management’s principal asset classes rank above the median within peer group performance rankings according to recognized industry sources, including Morningstar, Inc. For the ten-year period ended on December 31, 2008, our LargeCap Value, SMidCap Value, Balanced and Core Fixed Income asset classes ranked in the top quartile in their peer groups.

Our ability to grow assets under management is primarily dependent on our competitive long-term performance record, building strong relationships with investment consulting firms nationwide as well as our ability to develop new client relationships. We continually look for opportunities to expand our assets under management by growing our existing asset classes and developing new portfolios focusing on investment areas not part of our current asset classes under management. We primarily intend to grow our asset classes internally but may consider acquiring new asset classes from third parties, as discussed under “—Growth Strategy” below. Our growth strategy provides our clients with more investment opportunities and diversifies our assets under management, thereby reducing our risk in any one area of investment and increasing our competitive ability to attract new clients.

Advisory and Subadvisory Service Agreements

Westwood Management manages client accounts under investment advisory and subadvisory agreements. Typical within the asset management industry, such agreements are usually terminable upon short notice and provide for compensation based on the market value of the client’s assets under management. Westwood Management’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the previous quarter, or are based on a daily or monthly analysis of assets under management for the stated period. A limited number of our clients have a performance-based fee component in their contract, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood Management provides overall investment management services, including directing investments in conformity with the investment objectives and restrictions established by clients. Unless otherwise directed in writing by our client, Westwood Management has the authority to vote all proxies with respect to client assets.

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

Under our subadvisory agreement with Teton Advisors, Inc. (formerly Gabelli Advisers, Inc.), Westwood Management provides investment advisory services to the GAMCO Westwood Funds family of mutual funds. Westwood Management owns shares of Class A Common Stock representing a 19.2% economic interest in Teton Advisors, Inc., a subsidiary of GAMCO Investors, Inc. Based on SEC filings, we believe that GAMCO Investors, Inc. owned 15.0% of our common stock as of December 31, 2008. Westwood Management received subadvisory payments from Teton Advisors, Inc. of $784,000, $844,000 and $863,000 for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

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

Our largest client in terms of fee revenue paid us both asset-based and performance-based advisory fees during the last two years. Due to a significant performance fee earned in 2008, this client accounted for 19.5% of our fee revenues and our four largest clients accounted for approximately 31.0% of fee revenues for the twelve months ended December 31, 2008. The loss of some or all of these clients or the failure to achieve superior investment performance necessary to earn a performance fee could have a material adverse affect on our business and our results of operations.

Westwood Trust

General

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals generally having at least $1 million in assets under management. Westwood Trust seeks to define and improve the risk/return profile of the client’s investment portfolio by complementing or enhancing existing investment strategies. Westwood Trust also provides back office services to its clients, including tax reporting, distribution of income to beneficiaries, preparation of trust and account statements and attending to the special needs of particular trusts, as well as serves as trustee for tax and estate-planning purposes and for special needs trusts. Westwood Trust is chartered and regulated by the Texas Department of Banking.

Westwood Trust primarily provides services for employee benefit trusts and personal trusts. Employee benefit trusts include retirement plans of businesses to benefit their employees, such as defined contribution plans, pensions and profit sharing plans. Westwood Trust may also be appointed as a trustee and may provide administrative support for these plans, as well as investment advisory and custodial services. Personal trusts are developed to achieve a number of different objectives, and Westwood Trust acts as trustee to these trusts and assists them in developing tax-efficient trust portfolios. The fees charged by Westwood Trust are separately negotiated with each client and are based on the complexity of the operations of the trust and the amount of assets under management.

Services

Westwood Trust undertakes a fiduciary responsibility toward the management of each client’s assets and utilizes a consultative asset allocation approach. This approach involves Westwood Trust examining the client’s financial situation, including the client’s current portfolio of investments, and advising the client on ways in which it can enhance its investment returns and financial position. Westwood Trust also provides custodial services, safekeeping and accounting services.

Common Trust Funds

Westwood Trust sponsors a number of common trust funds in which our clients’ assets are commingled to achieve economies of scale. Westwood Trust’s common trust funds fall within two basic categories: personal trusts and employee benefit trusts. Westwood Trust sponsors common trust funds for most of the asset classes managed by Westwood Management. Westwood Trust also engages third party subadvisors for some common trust funds, such as our Growth Equity, International Equity and High Yield Bond common trust funds.

Enhanced Balanced Portfolios

Westwood Trust is a strong proponent of asset class diversification, and offers its clients the ability to diversify among multiple different asset classes. Westwood Trust Enhanced Balanced portfolios seek to combine these asset classes into a customizable portfolio for clients seeking to maximize return for a given level of risk. Periodic adjustments are made to asset class weightings in Enhanced Balanced portfolios based on historical returns, risk and correlation data, as well as an analysis of our capital markets outlook.

Distribution Channels

We market our services through several distribution channels that allow us to expand the reach of our investment advisory services. These channels enable us to leverage existing distribution infrastructure and capabilities of other financial services firms and intermediaries while focusing on our core competency of developing outstanding investment asset classes.

Institutional Investment Consultants

Investment management consulting firms serve as gatekeepers to many corporate retirement plans, public retirement plans, endowments and foundations, which represent Westwood’s primary client target markets. Consultants provide guidance in setting client asset allocation strategy, as well as creating investment policies. Consultants also make recommendations for investment firms they believe can best meet their client’s investment objectives. We have established strong relationships with many national and regional investment consulting firms, which has resulted in our being considered and hired by many of their clients. Continuing to enhance our existing consulting firm relationships, as well as forging new relationships, serves to increase the awareness of our services in both the consultant community and their underlying institutional client base.

Subadvisory Relationships

Our subadvisory relationships allow us to extend the reach of our investment management services to clients of other investment companies with broad, established distribution capabilities. In subadvisory arrangements, our client is typically the investment company through which our services are offered to investors. In these subadvisory arrangements, our investment advisory services are typically made available through retail-based mutual fund offerings. The investment company that sponsors the mutual fund is responsible for marketing, distribution, operations and accounting related to these funds.

Managed Accounts

Managed accounts are similar in some respects to subadvisory relationships in that a third-party financial institution, such as a brokerage firm or turnkey asset management program provider, handles distribution to the end client. The end client in a managed account is typically a high net worth individual or small institution. In these arrangements, the third party financial institution is responsible to the end client for client service, operations and accounting.

Growth Strategy

We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities displayed by our management team and skilled investment professionals. We believe that this focused, stable team has contributed in large part to our solid investment performance, superior client service and a growing array of asset classes. We believe that opportunities for future growth may come from our ability to:

•	generate growth from new and existing clients and consultant relationships

•	attract and retain key employees

•	grow assets in our additional asset classes

•	foster continued growth of the Westwood Trust platform

•	foster expanded distribution via mutual funds

•	pursue strategic acquisitions and alliances

•	continue to strengthen our brand name.

Generate growth from new and existing clients and consultant relationships. As our primary business objective, we intend to maintain and enhance existing relationships with clients and investment consultants by continuing to provide solid investment performance and high quality customer service to existing relationships. Additionally, we intend to pursue growth through targeted sales and marketing efforts that emphasize our investment performance and superior client service. New institutional client accounts are generally derived through investment consultants, and we have been successful in developing solid long-term relationships with many national and regional investment consultants. We believe that the familiarity with our firm, our people and our processes that we have built in consultant and client relationships is one of the key factors in being considered for new client investment mandates.

Attract and retain key employees. In order to achieve our performance and client relationship objectives, we must be able to retain and attract talented investment professionals. We believe that we have created a workplace environment in which motivated, performance-driven, and client-oriented individuals thrive. As a public company, we are able to offer to our employees a compensation program that includes strong equity incentives such that the success of our employees will be closely tied to the success of our clients. We believe that these factors are critical ingredients in maintaining a stable, client-focused environment, and accordingly we have built a firm that we believe can support significant future growth.

Grow assets in our additional asset classes. LargeCap Value is our flagship product and we believe it has significant capacity for additional assets; however, we continue to develop additional asset classes in response to client needs and the opportunities we see in the marketplace. We believe these additional asset classes provide opportunities for us to grow our assets under management. For instance, we have achieved meaningful growth in assets in our SMidCap Value product since we began marketing this asset class to institutions in 2004. We have also developed new asset classes in recent years that we intend to introduce to the institutional marketplace in the future. SmallCap Value has a five-year track record, Income Opportunity has compiled a six-year track record and AllCap Value will soon complete a seven-year track record. We began marketing SmallCap Value to institutions in 2007 and it has already completed the approval process at many investment consulting firms, earning several institutional mandates during 2008. In 2007, we launched an MLP portfolio in response to the needs of an existing client. We believe that we have the team in place to support these products in the institutional marketplace. If we continue to deliver strong performance, we believe that demand for these asset classes can provide meaningful growth in our assets under management.

Foster continued growth of the Westwood Trust platform. Westwood Trust has experienced solid growth in serving small- to medium-sized institutions and high net worth individuals. We are seeing continued interest from clients and prospects in the diversified, highly attentive service model that we have developed. A significant percentage of new asset growth at Westwood Trust stems from referrals and additional assets from existing clients. We believe the continued acceptance of our Enhanced Balanced product, which offers diversified exposure to multiple asset classes in a tax efficient, comprehensive solution for clients, provides us with opportunities for future growth.

Foster expanded distribution via mutual funds. The WHG Funds consist of the WHG SMidCap Fund, the WHG Income Opportunity Fund, the WHG LargeCap Value Fund, the WHG Balanced Fund and the WHG SmallCap Value Fund, which were launched in 2005 through 2007. The WHG Funds, which mirror our institutional strategies, offer capped expense ratios and are available in an institutional share class for all funds. In December 2007 we launched an A share in the WHG LargeCap Value Fund and the WHG Income Opportunity Fund in order to target No Transaction Fee (“NTF”) mutual fund supermarket platforms and the broker/dealer marketplace. The WHG SMidCap and WHG Income Opportunity funds were both recently awarded 5-star ratings by Morningstar. We expect the WHG LargeCap Value and WHG Balanced funds to be rated by Morningstar in 2009 after they complete 3-year track records later this year. We believe that access to our SMidCap Value, Income Opportunity, LargeCap Value, Balanced and SmallCap Value asset classes via an institutional mutual fund vehicle will present an attractive offering for certain segments of institutional investors, including 401(k) plans.

Pursue strategic acquisitions and alliances. We will carefully evaluate strategic acquisition, joint venture and alliance opportunities. We may express an interest in pursuing acquisitions of asset management firms, mutual funds, or trust companies having assets where we have expertise or that appear appropriate as a means of expanding the range of asset classes or services we offer or expanding our distribution capabilities. By acquiring investment firms that successfully manage asset classes beyond our current expertise we could increase opportunities to attract new clients and provide existing clients with an even more diversified range of asset classes. We may also consider entering into alliances with other financial services firms to allow us to leverage our core competency of developing superior investment products in combination with alliance partners that could provide us with enhanced distribution capabilities or provide our clients with access to additional service offerings.

Continue strengthening our brand name. We believe that the strength of our brand name has been a key component to our successful long-term tenure in the investment industry and will continue to be instrumental to our future success. We have developed our strong brand name largely through high profile coverage in various investment publications and electronic media. A number of our investment professionals, including Ms. Byrne, David S. Spika, Investment Strategist, and Mark Freeman, Senior Vice President, enjoy a visible presence in print and electronic media, which we believe enhances our brand name. We will continue to look for creative ways to strengthen our brand name and reputation in our target client markets.

Competition

We are subject to substantial and growing competition in all aspects of our business. Barriers to entry to the asset management business are relatively low, and we believe that we will face a growing number of competitors. Although no one company dominates the asset management industry, many companies are larger, better known and have greater resources than us.

Further, we compete with other asset management firms on the basis of asset classes offered, the investment performance of those asset classes in absolute terms and relative to peer group performance, quality of service, fees charged, the level and type of compensation offered to key employees, and the manner in which asset classes are marketed. Many of our competitors offer more asset classes and services and may also have substantially greater assets under management.

We compete against numerous investment dealers, banks, insurance companies and others that sell equity funds, taxable income funds, tax-free investments and other investment products. In addition, the allocation by many investors of assets from active equity investment to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to compete with us effectively. In short, the competitive landscape in which we operate is both intense and dynamic, and there can be no assurance that we will be able to compete effectively in the future as an independent company.

Additionally, most prospective clients perform a thorough review of an investment manager’s background, investment policies and performance before committing assets to that manager. In many cases, prospective clients invite a number of competing firms to make presentations. The process of obtaining a new client typically takes twelve to eighteen months from the time of the initial contact. While we have achieved a high degree of success in competing successfully for new clients, it is a process to which we must continue to dedicate significant resources over an extended period, with no certainty of success.

Regulation

Westwood Management

Virtually all aspects of our business are subject to federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and stockholders of registered investment advisers. Under such laws and regulations, agencies that regulate investment advisers like us have broad administrative powers, including the power to limit, restrict or prohibit advisers from carrying on their business in the event that they fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. We believe that we are in substantial compliance with all material laws and regulations.

Our business is subject to regulation at both the federal and state level by the SEC and other regulatory bodies. Westwood Management is registered with the SEC under the Investment Advisers Act of 1940 and under the laws of various states. As a registered investment adviser, Westwood Management is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. Westwood Management also acts as adviser to a family of mutual funds, the WHG Funds, which are registered with the SEC under the Investment Company Act of 1940. As adviser to a registered investment company, Westwood Management must comply with the requirements of the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record-keeping, disclosure, governance and restrictions on transactions with affiliates. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, we are subject to periodic examination by the SEC. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management to comply with the requirements of the SEC could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act, the Investment Company Act and the USA PATRIOT Act.

Westwood Trust

Westwood Trust operates in a highly regulated environment and is subject to extensive supervision and examination. As a Texas chartered trust company, Westwood Trust is subject to the Texas Finance Code (the “Finance Code”), the rules and regulations promulgated under the Finance Code and supervision by the Texas Department of Banking. These laws are intended primarily for the protection of Westwood Trust’s clients and creditors, rather than for the benefit of investors. The Finance Code provides for and regulates a variety of matters, such as:

•	minimum capital maintenance requirements

•	restrictions on dividends

•	restrictions on investments of restricted capital

•	lending and borrowing limitations

•	prohibitions against engaging in certain activities

•	periodic examinations by the office of the Texas Department of Banking Commissioner

•	furnishing periodic financial statements to the Texas Department of Banking Commissioner

•	fiduciary record-keeping requirements

•	prior regulatory approval for certain corporate events (such as mergers, sale/purchase of all or substantially all of the assets and transactions transferring control of a trust company).

The Finance Code also gives the Banking Commissioner broad regulatory powers (including penalties and civil and administrative actions) if the trust company violates certain provisions of the Finance Code or conservatorship or closure if Westwood Trust is determined to be in a “hazardous condition” (as defined by law). Westwood Trust’s failure to comply with the Finance Code could have a material adverse effect on Westwood.

Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits which is described as that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation date minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board resolutions. At the discretion of its board of directors, Westwood Trust has made quarterly and special dividend payments to Westwood Holdings Group out of undivided profits.

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

Employees

At December 31, 2008, we had 63 full-time employees, including 27 investment management, research and trading professionals, 18 marketing and client service professionals, and 18 operations and business management professionals. No employees are represented by a labor union and we believe our employee relations to be good.

Segment information

For information about our operating segments, Westwood Management and Westwood Trust, please see footnote 10 “Segment Reporting” in the financial statements accompanying this Report.

Item 1A.	Risk Factors

We believe these represent the material risks currently facing our business. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should carefully consider the risks described below before making an investment decision. You should also refer to the other information included or incorporated by reference in this Report, including our financial statements and related notes.

Poor investment performance of assets managed by us could adversely affect our results of operations.

Because we compete with many asset management firms on the basis of asset classes offered and the investment performance of those asset classes, our success is dependent to a significant extent on the investment performance of the assets that we manage. Because our revenue is primarily generated from fees derived as a percentage of assets under management, poor performance tends to result in the loss or reduction of client accounts, which correspondingly decreases revenues. Underperformance relative to peer groups for our various asset classes could adversely affect our results of operations, especially if such underperformance continues for a lengthy period of time.

Some management employees are considered critical to our success, and our inability to attract and retain key employees could compromise our future success.

We believe that our future success will depend to a significant extent upon the services of our executive officers, particularly Susan M. Byrne, our Chairman of the Board and Chief Investment Officer, and Brian O. Casey, our President and Chief Executive Officer. As with other asset management businesses, our future performance depends to a significant degree upon the continued contributions of these and other key officers, investment professionals, marketing, client service and management personnel. There is substantial competition for skilled personnel and the loss of one or more of our key employees or our failure to attract, retain and motivate qualified personnel, could negatively impact our business, financial condition, results of operations and future prospects.

Our revenues are dependent upon the performance of the securities markets and negative performance of the securities markets could reduce our revenues.

Our results of operations are affected by many economic factors, including the performance of the securities markets. Negative performance within the securities markets or short-term volatility within the securities markets could result in investors withdrawing assets, decreasing their rates of investment or shifting assets to cash or other asset classes that we do not manage, all of which could reduce our revenues. Because most of our revenues are based on the value of assets under management, a decline in the value of those assets would also adversely affect our revenues. In addition, in periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.

In particular, more than half of our assets under management are invested in equity securities of companies with a large market capitalization. As a consequence, we are particularly susceptible to the volatility associated with changes in the market for large capitalization stocks. Due to this concentration, any change or reduction in such markets, including a shift of our clients’ and potential clients’ preference from investments in equity securities of large capitalization stocks to other equity or fixed income securities could have a significant negative impact on our revenues and results of operations. This negative impact could occur due to the depreciation in value of our assets under management, the election by clients to select other firms to manage their assets or the election by clients to allocate assets away from asset classes that we manage. Any of these events would result in decreased assets under management and therefore reduced revenues and a decline in results of operations.

If we are unable to realize benefits from the costs we have incurred and are continuing to incur to develop new asset classes and otherwise broaden our capabilities, our growth opportunities may be adversely affected.

We have incurred significant costs during the last several years to develop new asset classes, including SMidCap Value, SmallCap Value, AllCap Value, Income Opportunity and an MLP portfolio, to launch five new mutual funds, the WHG SMidCap Fund, the WHG Income Opportunity Fund, the WHG LargeCap Value Fund, the WHG Balanced Fund and the WHG

SmallCap Value Fund and also to upgrade our business infrastructure. Some of the costs associated with these improvements will continue to be incurred in future periods and are relatively fixed. We may not realize the benefits of these investments and, in the event we are not able to do so, our growth opportunities may be adversely affected.

Due to the substantial cost and time required to introduce new asset classes in our industry, we may not be able to successfully introduce new asset classes in a timely manner, or at all.

The development and marketing of new asset classes in our industry requires a substantial amount of time and financial resources. Our ability to market and sell a new asset class successfully depends on our financial resources, the performance results of the specific asset class, the timing of the offering and our marketing strategies. Once an asset class is developed, whether through acquisition or internal development, we must still effectively market the asset class to our existing and prospective clients. This entails incurring substantial financial costs related to research on the target assets and the demand for such asset class in the market, as well as sales and marketing costs associated with attracting assets to the new asset class. In addition, our ability to sell new asset classes to our existing and prospective clients depends on our ability to meet or exceed the performance of our competitors who offer the same or similar asset classes. We may not be able to manage the assets within a given asset class profitably. Moreover, it may take years before we are able to produce the level of results that will enable us to attract clients. If we are unable to realize the benefits of the costs and expenses incurred in developing new asset classes, we may experience losses as a result of our management of these asset classes, and our ability to introduce further new asset classes and compete in our industry may be hampered.

Our business is dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal. As a result, we could lose any of our clients on very short notice.

Substantially all of our revenues are derived pursuant to investment advisory, subadvisory and trust agreements with our clients. In general, either party may terminate these agreements upon 30 days’ notice. Any termination of, or failure to renew, a material number of these agreements could have a material adverse impact on us, particularly because many of our costs are relatively fixed.

A small number of clients account for a substantial portion of our business. As such, the reduction or loss of business with any of these clients could have an adverse impact on our business, financial condition and results of operations.

Our largest client in terms of revenue paid us both asset-based and performance-based advisory fees during the last two years. Due to a significant performance fee earned in 2008, this client accounted for 19.5% of our fee revenues and our largest four clients accounted for 31.0% of fee revenues for the twelve months ended December 31, 2008, and we are therefore dependent to a significant degree on our ability to maintain our existing relationships with these clients. There can be no assurance that we will be successful in maintaining these existing client relationships, securing additional clients or achieving the superior investment performance necessary to earn a performance-based advisory fee. Any failure by us to retain one or more of these large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

Competitive fee pressures could reduce revenues and profit margins.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent we have to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, we have competed primarily on the performance of our products and client service rather than on the level of our investment management fees relative to our competitors. In recent years there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

Performance fees could have a significant effect on our revenues and results of operations.

We have performance fee agreements with a small number of our clients, which would pay us a fee if we outperform a specified index over predetermined periods of time. There can be no assurance that we will perform well relative to such indexes and the failure to do so would cause us to earn none or only part of those potential revenues, which would have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly from one measurement period to the next, depending on how we perform relative to the indexes specified in these agreements.

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

Virtually all aspects of our business are subject to various laws and regulations including the Investment Advisers Act, the Investment Company Act, and anti-money laundering laws. These laws and regulations generally grant regulatory agencies broad administrative powers, including the power to limit or restrict us from operating our business as well as the powers to place us under conservatorship or closure in the event we fail to comply with such laws and regulations. Violations of such laws or regulations could subject us and/or our employees to disciplinary proceedings and civil or criminal liability, including revocation of licenses, censures, fines or temporary suspension, permanent bar from the conduct of business, conservatorship, or closure. Any such proceeding or liability could have a material adverse effect upon our business, financial condition, results of operations and business prospects. Due to the extensive regulations and laws to which we are subject, our management is required to devote substantial time and effort to legal and regulatory compliance issues.

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

Our investment professionals handle a significant amount of assets along with financial and personal information for our clients. Although we have implemented a system of controls to minimize the risk of a fraudulent taking or misuse of assets and information, there can be no assurance that our controls will be adequate to prevent such fraudulent actions by our portfolio managers or employees. If our controls are ineffective in preventing the fraudulent taking or misuse of assets and information, we could be subject to costly litigation, which could consume a substantial amount of our resources, distract our management from our operations, and could also result in regulatory sanctions. Additionally, any such fraudulent actions could adversely affect some of our clients in other ways, and these clients could seek redress against us.

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

We have historically paid a quarterly dividend. However, the payment of future dividends is subject to the discretion of our Board of Directors and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, the existence of a stock repurchase program, state corporate and banking law restrictions, results of operations and such other factors as our Board of Directors may consider relevant. In addition, as a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. At the present time our primary source of cash is dividends that may be received from Westwood Management or Westwood Trust. The payment of dividends by Westwood Management or Westwood Trust is subject to the discretion of their Boards of Directors and compliance with applicable laws, including, in particular, the provisions of the Texas Finance Code applicable to Westwood Trust. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We cannot be certain that the measures we take to evaluate and improve our internal controls will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In addition, failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

Westwood, Westwood Management and Westwood Trust conduct their principal operations through a leased property with approximately 21,600 square feet located in Dallas, Texas. The initial term of the lease agreement expires in May 2011. We believe these facilities will be adequate to serve our currently anticipated business needs.

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

Market Information

Our common stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “WHG” since July 1, 2002. At December 31, 2008, there were approximately 169 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater. The table below sets forth the high and low sale prices for the common stock, as reported by the NYSE for the periods indicated.

	High	Low
2008
Fourth Quarter	$48.05	$22.47
Third Quarter	53.31	39.05
Second Quarter	43.00	33.38
First Quarter	39.00	32.31
2007
Fourth Quarter	$39.96	$30.19
Third Quarter	36.27	24.40
Second Quarter	34.30	22.72
First Quarter	26.51	22.19

Dividends

We have declared a cash dividend on our common stock for each quarter since the date that our common stock was first publicly traded. The table below sets forth the quarterly and special dividends declared for the periods indicated.

	Quarterly	Special
2008
Fourth Quarter	$0.30	—
Third Quarter	0.30	—
Second Quarter	0.30	—
First Quarter	0.30	—
2007
Fourth Quarter	$0.25	—
Third Quarter	0.25	$0.25
Second Quarter	0.20	—
First Quarter	0.20	—

In addition, on February 5, 2009 we declared a quarterly cash dividend of $0.30 per share on our common stock payable on April 1, 2009 to stockholders of record on March 13, 2009. We currently intend to continue paying cash dividends in such amounts as our Board of Directors determines is appropriate. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and subject to some limitations under the Delaware General Corporation Law.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns of Westwood since December 31, 2003 with the total return of the Russell 2000 Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 32 publicly traded asset management companies.

Comparison of Cumulative Five Year Total Return

	Period ended						Cumulative Five-Year Total Return
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Westwood Holdings Group, Inc.	$100.00	$116.55	$114.26	$154.37	$262.20	$205.12	105.12%
Russell 2000 Index	100.00	118.33	123.72	146.44	144.15	95.44	-4.56
SNL Asset Manager Index	100.00	130.47	165.93	192.43	219.04	104.10	4.10

The total return for our stock and for each index assumes $100 invested on December 31, 2003 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE.

The closing price of our common stock on the last trading day of the year ended December 31, 2008 was $28.41 per share. Historical stock price performance is not necessarily indicative of future price performance.

Item 6.	Selected Consolidated Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the five years ended December 31, 2008, except Assets Under Management, is derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm as of and for the years ended December 31, 2008, 2007 and 2006, and from our consolidated financial statements as audited by Deloitte & Touche LLP, independent registered public accounting firm as of and for the years ended December 31, 2005 and 2004, and should be read in conjunction with those statements. The information set forth below should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Year ended December 31, (in thousands, except per share amounts)
	2008	2007	2006	2005	2004
Consolidated Statements of Income Data:
Total revenues	$46,456	$36,292	$27,364	$21,940	$19,980
Total expenses	29,921	24,085	20,110	15,897	13,995
Income before income taxes	16,535	12,207	7,254	6,043	5,985
Provision for income taxes	5,992	4,263	2,785	2,407	2,299
Income before cumulative effect of accounting change	10,543	7,944	4,469	3,636	3,686
Net income	10,543	7,944	4,508	3,636	3,686

Income before cumulative effect of change in accounting principle per share – basic	$1.73	$1.36	$0.80	$0.67	$0.68
Income before cumulative effect of change in accounting principle per share – diluted	$1.63	$1.28	$0.79	$0.66	$0.68
Earnings per share – basic	$1.73	$1.36	$0.81	$0.67	$0.68
Earnings per share – diluted	$1.63	$1.28	$0.79	$0.66	$0.68

Cash dividends declared per common share	$1.20	$1.15	$1.33	$1.09	$0.99

	As of December 31, (in thousands)
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and investments	$31,650	$26,704	$20,110	$19,775	$19,352
Total assets	50,847	39,024	28,722	27,310	26,277
Stockholders’ equity	38,794	29,346	22,735	21,559	21,663

Assets Under Management (in millions)	$7,185	$7,853	$5,927	$4,928	$3,996

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, those set forth below:

•	our ability to identify and successfully market services that appeal to our customers;

•	the significant concentration of our revenues in four of our customers;

•	our relationships with investment consulting firms;

•	our relationships with current and potential customers;

•	our ability to retain qualified personnel;

•	our ability to develop and market new asset classes successfully;

•	our ability to maintain our fee structure in light of competitive fee pressures;

•	competition in the marketplace;

•	downturns in financial markets;

•	new legislation adversely affecting the financial services industries;

•	interest rates;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls;

•	the other risks detailed from time to time in our SEC reports.

Additional factors that could cause our actual results to differ materially from our expectations are discussed under the section entitled “Risk Factors” and elsewhere in this Report. You should not rely unduly on these forward-looking statements, which speak only as of the date of this Report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Report or to reflect the occurrence of unanticipated events.

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, the WHG Funds, other mutual funds and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management and at December 31, 2008 Westwood Management and Westwood Trust collectively managed assets valued at approximately $7.2 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes have consistently ranked above the median in performance within their peer groups.

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

We began marketing our SMidCap Value product to institutional investment consultants in late 2004. As a result of this targeted marketing effort, we gained a number of meaningful SMidCap Value clients in 2005 through 2008 with assets increasing from $78 million at December 31, 2004 to $1.4 billion at December 31, 2008. We continue to devote significant marketing efforts to the institutional market for our SMidCap Value product as well as for our SmallCap Value product, which now has a five-year track record. Our SmallCap Value product is progressing through the approval process at many investment consulting firms and we are beginning to see search activity in this capacity-constrained product. We won our first institutional separate account mandates in SmallCap Value in 2007. Between December 2005 and April 2007 we also launched five mutual funds under the WHG Funds name. As of December 31, 2008, assets in these five funds were approximately $253 million. In addition to the funds’ existing institutional share class, in December 2007 we launched an A share in the WHG LargeCap Value Fund and in the WHG Income Opportunity Fund in order to target No Transaction Fee (“NTF”) mutual fund supermarket platforms and the broker/dealer marketplace. We have an additional WHG Fund registered with the SEC, the WHG AllCap Value Fund, and are evaluating opportunities to launch this fund in the future.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the previous quarter, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. A limited number of our clients have a performance-based fee component in their contract, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement periods. In 2008, we recognized a performance-based fee for a client in the second quarter and a separate performance-based fee for another client in the fourth quarter. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter. Consequently, there is not a significant amount of deferred revenue contained in our financial statements.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management, which in turn is influenced by the complexity of the operations of the trust and the services provided. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Most trust fees are paid quarterly in advance and are recognized as services are rendered. Since the majority of Westwood Trust’s advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in our financial statements.

Our other revenues generally consist of interest and investment income. Although we invest most of our cash in bonds, we also invest in equity instruments and money market funds.

Assets Under Management

Assets under management decreased $668 million, or 9%, to $7.2 billion at December 31, 2008 compared to $7.9 billion at December 31, 2007. The decrease in assets under management was primarily due to market depreciation of assets under management, partially offset by net inflows of assets from new and existing clients. Quarterly average assets under management increased $813 million, or 12%, to $7.7 billion for 2008 compared with $6.9 billion for 2007.

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

	As of December 31, (in millions)			% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Westwood Management Corp.
Separate Accounts	$3,080	$3,846	$2,578	(20)%	49%
Subadvisory	1,619	1,051	953	54	10
WHG Funds	253	234	130	8	80
Westwood Funds	300	362	374	(17)	(3)
Managed Accounts	375	491	315	(24)	56

Total	5,627	5,984	4,350	(6)	38

Westwood Trust
Commingled Funds	1,173	1,427	1,229	(18)	16
Private Accounts	286	324	225	(12)	44
Agency/Custody Accounts	99	118	123	(16)	(4)

Total	1,558	1,869	1,577	(17)	19

Total Assets Under Management	$7,185	$7,853	$5,927	(9)%	33%

Westwood Management. In the preceding table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals. “Subadvisory” represents relationships where Westwood Management provides investment management services for funds offered by other financial institutions. “WHG Funds” represent the family of institutional mutual funds for which Westwood Management serves as advisor. “Westwood Funds” represent the family of mutual funds for which Westwood Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Westwood Management’s products to their customers.

Westwood Trust. In the preceding table, “Commingled Funds” represent funds that have been established to facilitate investment of fiduciary funds of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. “Private Accounts” represent discretionary accounts where Westwood Trust acts as trustee or agent and has full investment discretion. “Agency/Custody Accounts” represent non-discretionary accounts in which Westwood Trust provides agent or custodial services, but does not act in an advisory capacity. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or zero fee, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently being held in custody for clients, but will likely transfer to fee-generating managed assets during an inter-generational transfer of wealth at some future date.

Results of Operations

The following table and discussion of our results of operations is based upon data derived from our consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this Report.

	Years ended December 31, (in thousands)			% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues
Advisory fees
Asset-based	$26,966	$21,719	$17,532	24%	24%
Performance-based	8,725	3,021	—	189	—
Trust fees	11,018	10,275	8,240	7	25
Other revenues	(253)	1,277	1,592	(120)	(20)

Total revenues	46,456	36,292	27,364	28	33

Expenses
Employee compensation and benefits	23,209	18,411	14,920	26	23
Sales and marketing	803	581	528	38	10
WHG mutual funds	384	161	238	139	(32)
Information technology	1,114	970	925	15	5
Professional services	1,749	1,630	1,373	7	19
General and administrative	2,662	2,332	2,126	14	10

Total expenses	29,921	24,085	20,110	24	20

Income before income taxes	16,535	12,207	7,254	35	68
Provision for income taxes	5,992	4,263	2,785	41	53

Income before cumulative effect of accounting change	10,543	7,944	4,469	33	78
Cumulative effect of change in accounting principle, net of tax	—	—	39	—	—

Net income	$10,543	$7,944	$4,508	33%	76%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total Revenue. Our total revenues increased by 28% to $46.5 million in 2008 compared with $36.3 million in 2007. Asset-based advisory fees increased by 24% to $27.0 million in 2008 from $21.7 million in 2007 primarily due to net inflows from new and existing clients. These increases were partially offset by the withdrawal of assets by certain clients. Performance-based advisory fees increased 189% to $8.7 million in 2008 from $3.0 million in 2007 primarily due to an out-performance fee of $5.2 million carried over from 2007, which was subject to potential under-performance reductions in 2008, which did not occur. Performance fees for 2008 out-performance were fully recognized in 2008 and there is no carryover into 2009. We are eligible to earn a performance fee in 2009 dependent on out-performance in 2009. Trust fees increased by 7% to $11.0 million in 2008 from $10.3 million in 2007 primarily due to higher average fee realizations. Other revenues, which generally consist of interest and investment income, decreased by 120% to $(253,000) in 2008 compared with $1.3 million in 2007. Other revenues decreased primarily due to an $872,000 increase in unrealized losses, a $405,000 decrease in net realized gains and a $390,000 decrease in interest income. Partially offsetting these decreases was an increase of $143,000 in dividend income.

Employee Compensation and Benefits. Employee compensation and benefits, which generally consist of salaries, incentive compensation, equity-based compensation expense and benefits, increased by 26% to $23.2 million compared with $18.4 million in 2007. This increase resulted primarily due to an increase of $1.6 million in incentive compensation expense due to higher pretax income, an increase of approximately $1.4 million in restricted stock expense due to additional restricted stock grants in February 2008 and July 2007, an increase of $1.2 million in salary expense due to increased headcount and salary increases for certain employees, and an increase of $251,000 in profit sharing contributions. We had 63 full-time employees as of December 31, 2008 compared to 52 at December 31, 2007.

Sales and Marketing. Sales and marketing costs consist of expenses associated with our marketing efforts, including travel and entertainment, direct and consultant marketing, and advertising costs. Sales and marketing costs increased by 38% to $803,000 in 2008 compared with $581,000 in 2007. The increase is primarily the result of increases in travel and entertainment costs of $185,000 and in direct marketing expense of $31,000.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG mutual funds expenses increased 139% to $384,000 in 2008 compared with $161,000 in 2007. This increase is primarily due to an $189,000 increase in shareholder servicing expense and a $106,000 increase in legal fees. Decreased fund reimbursement expense due to lower reimbursements due to a higher level of assets in the funds compared to last year partially offset these increases.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology expense increased by 15% to $1,114,000 in 2008 compared with $970,000 in 2007. The increase is primarily due to increases of $43,000 in IT environment support costs, $32,000 in software maintenance and licenses, $30,000 in quotations and $24,000 in research tools.

Professional Services. Professional services expenses generally consist of audit, external subadvisor expense, legal and other professional fees. Professional services expense increased by 7% to $1.7 million in 2008 compared with $1.6 million in 2007. The increase is primarily due to a $55,000 increase in advisory fees paid to external subadvisors due to increased average assets under management in growth and high yield common trust funds sponsored by Westwood Trust, a $33,000 increase in other professional fees related to collective fund start-up costs and an increase in public relations expense and a $21,000 increase in legal expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, insurance, office supplies, custody expense, investor relations, charitable contributions and other miscellaneous expenses. General and administrative expenses increased by 14% to $2.7 million in 2008 compared with $2.3 million in 2007. The increase is primarily due to increases of $147,000 in custody expense due to the addition of a second international subadvisor at Westwood Trust, $39,000 in occupancy expense, $36,000 in miscellaneous expenses and $36,000 in office supplies expense.

Provision for Income Taxes. Provision for income taxes increased by 41% to $6.0 million in 2008 compared with $4.3 million in 2007 primarily due to higher income before taxes. The effective tax rate was 36.2% in 2008 compared to 34.9% in 2007. The increase in the effective tax rate was primarily due to more taxable income in the 35% tax bracket for federal income taxes than in the previous year.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total Revenue. Our total revenues increased by 33% to $36.3 million in 2007 compared with $27.4 million in 2006. Asset-based advisory fees increased by 24% to $21.7 million in 2007 from $17.5 million in 2006 primarily due to inflows from new and existing clients and growth in assets under management of existing clients due to market appreciation. These increases were partially offset by the withdrawal of assets by certain clients. Performance-based advisory fees were $3.0 million in 2007, the first year we were eligible to earn a performance-based fee. Trust fees increased by 25% to $10.3 million in 2007 from $8.2 million in 2006 primarily due to inflows from new clients and growth in assets under management of existing clients due to market appreciation. These increases were partially offset by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income, decreased by 20% to $1.3 million in 2007 compared with $1.6 million in 2006. Other revenues decreased primarily due to a $245,000 decrease in unrealized gains, a $170,000 decrease in dividend income from Gabelli Advisers, which was due to a decrease in the dividend rate, and a decrease in consulting income from Gabelli Advisers. We were notified by Gabelli Advisers in the fourth quarter of 2006 that our consulting payment arrangement was to be replaced with a dividend payment from Gabelli Advisers, which is included in dividend income. These decreases were partially offset by increases of $97,000 in interest and non-Gabelli related dividend income and $46,000 in realized gains.

Employee Compensation and Benefits. Employee compensation and benefits increased by 23% to $18.4 million compared with $14.9 million in 2006. This increase resulted primarily due to an increase of $2.1 million in incentive compensation expense due to higher pretax income, an increase of approximately $816,000 in restricted stock expense due to additional restricted stock grants in July 2007 and July 2006, an increase of $430,000 in salary expense due to increased headcount and salary increases for certain employees, increased payroll taxes related to the increases in salary and incentive compensation expense, restricted stock vesting and the payment of dividends on unvested restricted stock as well as increased 401(k) and profit sharing contributions. A decrease of $126,000 in compensation expense related to stock options partially offset these increases. We had 52 full-time employees as of December 31, 2007 compared to 48 at December 31, 2006.

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

Information Technology. Information technology expenses increased by 5% to $970,000 in 2007 compared with $925,000 in 2006. The increase is primarily due to increases of $32,000 in software maintenance and licenses, $29,000 in research tools and $23,000 in IT environment support costs. These increases were partially offset by decreases in computer hardware depreciation expense, website maintenance costs and other IT expenses.

Professional Services. Professional services expenses increased by 19% to $1.6 million in 2007 compared with $1.4 million in 2006. The increase is primarily due to a $283,000 increase in advisory fees paid to external subadvisors due to increased assets under management in international equity and growth common trust funds sponsored by Westwood Trust and a $27,000 increase in other professional fees. Partially offsetting these increases was a decrease of $53,000 in legal expense.

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

In calculating cash earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options. In calculating cash earnings for the year ended December 31, 2006, we also eliminate the non-cash cumulative effect of a change in accounting principle associated with our implementation of SFAS No.123 (R). We define cash expenses as total expenses less non-cash equity-based compensation expense. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating cash earnings or deduct it when calculating cash expenses because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement.

For the year ended December 31, 2008, our cash earnings increased by 30% to $17.3 million compared with $13.3 million for the year ended December 31, 2007, primarily due to a 28% increase in total revenues.

The following table provides a reconciliation of net income to cash earnings and total expenses to cash expenses for the years presented:

				% Change
(in thousands)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net Income	$10,543	$7,944	$4,508	33%	76%
Add: Restricted stock expense	6,735	5,316	4,500	27	18
Add: Stock option expense	—	—	126	—	—
Less: Cumulative effect of change in accounting principle	—	—	(39)	—	—

Cash earnings	$17,278	$13,260	$9,095	30	46

Total expenses	$29,921	$24,085	$20,110	24	20
Less: Restricted stock expense	(6,735)	(5,316)	(4,500)	27	18
Less: Stock option expense	—	—	(126)	—	—

Cash expenses	$23,186	$18,769	$15,484	24%	21%

Liquidity and Capital Resources

Historically we have funded our operations and cash requirements with cash generated from operating activities. As of December 31, 2008, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2008, cash flow used in operating activities, principally our investment advisory business, was $6.3 million compared to cash provided by operations of $11.7 million and $7.2 million during 2007 and 2006, respectively. The decrease of $18.0 million was due primarily to the net purchase of U.S. Treasury Bills and an increase in accounts receivable, partially offset by an increase in cash earnings. The increase of $4.5 million from 2006 to 2007 was primarily due to increased cash earnings, offset in part by the net change in operating assets and liabilities. At December 31, 2008 and 2007, we had working capital of $35.2 million and $26.4 million, respectively.

Cash flow provided by investing activities during 2008 of $13.1 million was primarily due to the net sales of investments, partially offset by the purchase of fixed assets. Cash flow used in investing activities during 2007 of $3.1 million was primarily due to net purchases of available-for-sale investments. Cash flow provided by investing activities during 2006 was $0.9 million, and was primarily related to net sales of available-for-sale investments.

Cash used in financing activities during 2008 of $7.9 million and during 2007 of $6.2 million were primarily due to the payment of cash dividends and the purchase of treasury stock, offset in part by excess tax benefits related to vested restricted shares and proceeds from the issuance of stock due to option exercises. Cash used in financing activities during 2006 of $7.9 million was primarily related to the payment of cash dividends on our common stock, offset by proceeds received from stock option exercises.

We had cash and investments of $31.7 million and $26.7 million at December 31, 2008 and December 31, 2007, respectively. As required by the Texas Finance Code, Westwood Trust maintains current assets in an amount equal to the required minimum restricted capital of $1.0 million, which is included in Investments in the accompanying consolidated balance sheets. We had no liabilities for borrowed money at December 31, 2008 or December 31, 2007, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Non-cancelable operating leases	$1,634	$661	$967	$6

Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008 and determined that SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 159 on January 1, 2008. We did not make any fair value elections upon adoption and determined that SFAS 159 did not have a material impact on our financial statements.

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

Goodwill

During the third quarters of 2008, 2007 and 2006, we completed our annual impairment assessment as required by SFAS 142 “Goodwill and Other Intangible Assets”. No impairment losses were required. We perform our annual impairment assessment as of July 1 and would reassess if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach. No events occurred in the last half of 2008 that indicated that these assets should be retested for impairment.

Stock Options

For all options granted after January 1, 2002, we have been expensing the cost associated with employees as well as non-employee directors. We value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the periods in which the options vest. Implementation of the Black-Scholes option-pricing model requires us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model the expense recognized for stock options may have been different than the expense recognized in our financial statements. As of December 31, 2006, all outstanding options were vested and all related compensation had been expensed.

Restricted Stock

We have granted restricted stock to employees, non-employee directors and a non-employee consultant. We calculate compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. The estimate of shares that will not vest due to forfeitures is based on our historical forfeiture rate and our expectation of potential forfeitures, which is dependent upon our judgment. If actual experience differs significantly from these estimates, stock based compensation expense and our results of operations could be materially affected. If forfeitures of restricted stock do not occur or are significantly less than our estimation, we would record as much as $364,000 of compensation cost in addition to what we currently expect to expense over the next 3.2 years.

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

Revenue Recognition

Investment advisory and trust fees are recognized in the period the services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. Performance-based fees may pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period when the fees have been fully earned.

Accounting for Investments

We have designated our investments, other than money market holdings, as “trading” securities, which are recorded at market value with the related unrealized gains and losses reflected in “Other revenues” in the consolidated statements of income. Our “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund and common trust fund shares, are valued based upon quoted market prices and, with respect to funds, the net asset value of the shares held as reported by the fund. We have generally designated our investments in money market accounts as “available for sale.” The market values of our money market holdings generally do not fluctuate. Dividends and interest on all of our investments are accrued as earned.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We invest our corporate capital in various financial instruments such as United States treasury bills, equity mutual funds and United States government agency obligations, which entail certain inherent market risks. We do not currently participate in any hedging activities, nor do we currently utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that have market risks.

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

None.

Item 9A.	Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Please refer to Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting on page F-4 of this Report.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. This report can be found on page F-3.

For the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company.

The information required by this item is or will be set forth in the definitive proxy statement relating to the 2009 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Dated: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Brian O. Casey	Chief Executive Officer and President (Principal Executive Officer)
Brian O. Casey

/s/ William R. Hardcastle, Jr.	Chief Financial Officer (Principal Financial Officer)
William R. Hardcastle, Jr.

/s/ Craig Whitten	Controller (Principal Accounting Officer)
Craig Whitten

/s/ Susan M. Byrne	Chairman of the Board of Directors and Chief Investment Officer
Susan M. Byrne

/s/ Tom C. Davis	Director
Tom C. Davis

/s/ Richard M. Frank	Director
Richard M. Frank

/s/ Robert D. McTeer	Director
Robert D. McTeer

/s/ Frederick R. Meyer	Director
Frederick R. Meyer

/s/ Jon L. Mosle, Jr.	Director
Jon L. Mosle, Jr.

/s/ Geoffrey R. Norman	Director
Geoffrey R. Norman

/s/ Raymond E. Wooldridge	Director
Raymond E. Wooldridge

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Westwood Holdings Group, Inc.

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas
February 26, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Westwood Holdings Group, Inc.

We have audited Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended, and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas
February 26, 2009

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

The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, Westwood’s internal control over financial reporting is effective based on those criteria.

Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page F-3.

By:	/s/ Brian O. Casey
Brian O. Casey, Chief Executive Officer

/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr., Chief Financial Officer

February 26, 2009

Dallas, Texas

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

(in thousands, except par values and share amounts)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,498	$4,560
Accounts receivable	12,638	6,599
Investments, at market value	28,152	22,144
Deferred income taxes	1,781	1,512
Other current assets	700	651

Total current assets	46,769	35,466
Goodwill	2,302	2,302
Deferred income taxes	934	225
Property and equipment, net of accumulated depreciation of $1,234 and $1,002	842	1,031

Total assets	$50,847	$39,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,105	$1,024
Dividends payable	2,087	1,702
Compensation and benefits payable	7,052	4,848
Income taxes payable	1,359	1,505
Other current liabilities	9	11

Total current liabilities	11,612	9,090
Deferred rent	441	588

Total liabilities	12,053	9,678

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 7,052,727 and outstanding 6,958,238 shares at December 31, 2008; authorized 10,000,000 shares, issued 6,840,327 and outstanding 6,807,408 shares at December 31, 2007	71	68
Additional paid-in capital	37,458	27,770
Treasury stock, at cost – 94,489 shares at December 31, 2008; 32,919 shares at December 31, 2007	(3,500)	(1,070)
Retained earnings	4,765	2,578

Total stockholders’ equity	38,794	29,346

Total liabilities and stockholders’ equity	$50,847	$39,024

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share data)

	2008	2007	2006
REVENUES:
Advisory fees
Asset-based	$26,966	$21,719	$17,532
Performance-based	8,725	3,021	—
Trust fees	11,018	10,275	8,240
Other revenues, net	(253)	1,277	1,592

Total revenues	46,456	36,292	27,364

EXPENSES:
Employee compensation and benefits	23,209	18,411	14,920
Sales and marketing	803	581	528
WHG mutual funds	384	161	238
Information technology	1,114	970	925
Professional services	1,749	1,630	1,373
General and administrative	2,662	2,332	2,126

Total expenses	29,921	24,085	20,110

Income before income taxes	16,535	12,207	7,254
Provision for income taxes	5,992	4,263	2,785

Income before cumulative effect of change in accounting principle	10,543	7,944	4,469
Cumulative effect of change in accounting principle, net of income taxes of $21	—	—	39

Net income	$10,543	$7,944	$4,508

Earnings per share:
Basic:
Continuing operations	$1.73	$1.36	$0.80
Cumulative effect of a change in accounting principle	—	—	0.01

Net income	$1.73	$1.36	$0.81

Diluted:
Continuing operations	$1.63	$1.28	$0.79
Cumulative effect of a change in accounting principle	—	—	—

Net income	$1.63	$1.28	$0.79

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Addi- tional Paid-In Capital	Treasury Stock	Unamort- ized Stock Compen- sation	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2006	5,986,647	$60	$21,459	$—	$(6,572)	$6,612	$21,559
Net income						4,508	4,508
Issuance of restricted stock	620,784	6	(6)				—
Reversal of unamortized stock compensation due to FAS 123 (R) implementation			(6,572)		6,572		—
Amortization of stock compensation			4,500				4,500
Tax benefit related to equity compensation			440				440
Dividends declared ($1.33 per share)						(8,740)	(8,740)
Stock options vested			126				126
Stock options exercised	31,094	—	402				402
Cumulative effect of change in accounting principle			(60)				(60)

BALANCE, December 31, 2006	6,638,525	$66	$20,289	$—	$—	$2,380	$22,735
Net income						7,944	7,944
Issuance of restricted stock	154,571	2	(2)				—
Amortization of stock compensation			5,316				5,316
Tax benefit related to equity compensation			1,558				1,558
Dividends declared ($1.15 per share)						(7,746)	(7,746)
Stock options exercised	47,231	—	609				609
Purchases of treasury stock	(32,919)			(1,070)			(1,070)

BALANCE, December 31, 2007	6,807,408	$68	$27,770	$(1,070)	$—	$2,578	$29,346
Net income						10,543	10,543
Issuance of restricted stock	192,500	2	(2)				—
Amortization of stock compensation			6,735				6,735
Tax benefit related to equity compensation			2,699				2,699
Dividends declared ($1.20 per share)						(8,356)	(8,356)
Stock options exercised	19,900	1	256				257
Purchases of treasury stock	(61,570)			(2,430)			(2,430)

BALANCE, December 31, 2008	6,958,238	$71	$37,458	$(3,500)	$—	$4,765	$38,794

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,543	$7,944	$4,508
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	232	228	266
Unrealized losses (gains) on investments	974	102	(143)
Stock option expense	—	—	126
Restricted stock amortization	6,735	5,316	4,500
Deferred income taxes	(978)	(256)	(685)
Cumulative effect of change in accounting principle	—	—	(39)
Excess tax benefits from stock based compensation	(2,271)	(1,286)	(30)
Net purchases of investments – trading securities	(20,256)	(1,339)	(889)
Changes in operating assets and liabilities:
Accounts receivable	(6,039)	(3,488)	(659)
Other assets	(47)	(186)	(58)
Accounts payable and accrued liabilities	81	246	63
Compensation and benefits payable	2,204	2,047	(179)
Income taxes payable and prepaid taxes	2,553	2,374	435
Other liabilities	(41)	(16)	8

Net cash (used in) provided by operating activities	(6,310)	11,686	7,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(34,849)	(8,009)	(7,869)
Sales of money market funds – available for sale	48,123	5,035	8,846
Purchases of property and equipment	(153)	(114)	(70)

Net cash provided by (used in) investing activities	13,121	(3,088)	907

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(2,430)	(1,070)	—
Excess tax benefits from stock based compensation	2,271	1,286	30
Proceeds from exercise of stock options	257	609	402
Cash dividends	(7,971)	(7,040)	(8,283)

Net cash used in financing activities	(7,873)	(6,215)	(7,851)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,062)	2,383	280
Cash and cash equivalents, beginning of year	4,560	2,177	1,897

Cash and cash equivalents, end of year	$3,498	$4,560	$2,177

Supplemental cash flow information:
Cash paid during the year for income taxes	$4,418	$2,144	$3,034
Issuance of restricted stock	7,032	5,330	11,507
Tax benefit allocated directly to equity	2,699	1,558	440
Dividends declared and not paid until the subsequent year	2,087	1,702	996

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2008, 2007 and 2006

1. DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood”, “we” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust (“Westwood Trust”). Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds and also clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenue and results of operations.

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

Investments

Money market securities are generally classified as available for sale securities and have no significant fluctuating values. All other marketable securities are classified as trading securities. All securities are carried at quoted market value on the accompanying consolidated balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term, using the straight-line method. We capitalize leasehold improvements, furniture and fixtures, computer hardware and most office equipment purchases. The following table reflects information about our fixed assets as of December 31, 2008 and 2007.

	2008	2007
Leasehold improvements cost	$613	$720
Leasehold improvements – accumulated depreciation	(228)	(177)
Furniture and fixtures cost	763	697
Furniture and fixtures – accumulated depreciation	(465)	(364)
Computer hardware and office equipment cost	701	616
Computer hardware and office equipment – accumulated depreciation	(542)	(461)

Net fixed assets	$842	$1,031

Goodwill

During the third quarters of 2008, 2007 and 2006, we completed our annual impairment assessment. No impairment losses were required. We perform our annual impairment assessment as of July 1 and would reassess if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach. No events occurred in the last half of 2008 that indicated that these assets should be retested for impairment. As of December 31, 2008 and 2007, Westwood Management and Westwood Trust had net goodwill of $1,790,000 and $512,000, respectively.

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

Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008 and determined that SFAS 157 did not have a material impact on our financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 159 on January 1, 2008. We did not make any fair value elections upon adoption and determined that SFAS 159 did not have a material impact on our financial statements.

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

Stock Based Compensation

We account for stock-based compensation in accordance with FASB Statement No. 123 Revised (“SFAS No. 123R”). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost we record for these awards is based on their grant-date fair value as required by SFAS No. 123R.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective January 1, 2008, we adopted the provisions of SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. SFAS 157 establishes a three tier hierarchy for measuring fair value as follows: level 1 – quoted market prices in active markets, level 2 – inputs other than quoted prices that are directly or indirectly observable and level 3 – unobservable inputs where there is little or no market activity. The fair value of our investments in “Note 4. Investments” were determined using quoted prices from active markets (level 1). The implementation of SFAS 157 had no effect on our financial statements.

3. ACCOUNTS RECEIVABLE:

Our trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the years ended December 31, 2007 and 2008. As of December 31, 2008, our accounts receivable balance included $8.7 million due from our largest client. The majority of our accounts receivable balances is advisory and trust fees receivable from customers that we believe and have experienced to be fully collectable. In 2006, as a result of the termination of our consulting fee arrangement with Gabelli Advisers and the payment of a dividend in its place, we charged $50,000 of previously accrued consulting revenue to bad debt expense that was in excess of what we received in dividends from Gabelli Advisers.

Certain of our directors, executive officers and their affiliates invest their personal funds directly in accounts held and managed by us. There was $0 and $3,000 in receivables due from these accounts as of December 31, 2008 and 2007, respectively. For the years 2008, 2007 and 2006, we recorded trust fees from these accounts of $407,000, $296,000 and $256,000, respectively.

4. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All of these investments are carried at market value. The money market funds are accounted for as available for sale securities. The other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2008:
U.S. Government and Government agency obligations	$22,142	$83	$—	$22,225
Funds:
Money Market	1,843	—	—	1,843
Equity	4,910	—	(826)	4,084

Marketable securities	$28,895	$83	$(826)	$28,152

December 31, 2007:
U.S. Government and Government agency obligations	$1,942	$1	$—	$1,943
Funds:
Money Market	15,117	—	—	15,117
Equity	4,854	230	—	5,084

Marketable securities	$21,913	$231	$—	$22,144

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following amounts are included in our income statement under the heading “Other revenues” for the years indicated (in thousands):

	2008	2007	2006
Realized gains	$12	$368	$329
Realized losses	(51)	(2)	(9)

Net realized gains	(39)	366	320

Interest income	465	855	752
Dividend income	295	152	329
Unrealized gains/(losses)	(974)	(102)	143
Consulting income	—	—	48

5. INCOME TAXES:

Income tax expense for the years ended December 31, 2008, 2007 and 2006 differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rates to income before income taxes. The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands):

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	34.0%
Effective tax rate	36.2%	34.9%	38.4%

Income tax expense at the statutory rate	$5,788	$4,173	$2,466
State margin, franchise and income taxes	238	168	412
Other, net	(34)	(78)	(93)

Total income tax expense	$5,992	$4,263	$2,785

We include penalties and interest on income based taxes in the “Provision for income taxes” line on our income statement. We recorded penalties and interest of $25,748, $388 and $77 in 2008, 2007 and 2006, respectively.

Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

	2008	2007	2006
State – current	$373	$266	$638
State – deferred	(7)	(8)	(5)
Federal – current	6,597	4,253	2,811
Federal – deferred	(971)	(248)	(659)

Total income tax expense	$5,992	$4,263	$2,785

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are presented below (in thousands):

	2008	2007
Deferred tax assets:
Restricted stock amortization	$2,046	$1,563
Stock option expense	110	148
Incentive compensation	347	156
Unrealized losses on investments	264	—
Deferred rent	63	77
Other	4	4

Total deferred tax assets	2,834	1,948

Deferred tax liabilities:
Depreciation at rates different for tax than for financial reporting	(119)	(129)
Unrealized gains on investments	—	(82)

Total deferred tax liabilities	(119)	(211)

Net deferred tax assets	$2,715	$1,737

Net deferred tax assets and liabilities are reflected on our balance sheet as of December 31, 2008 and 2007 as follows (in thousands):

	2008	2007
Net current deferred tax asset	$1,781	$1,512
Non-current deferred tax assets	1,053	436
Non-current deferred tax liabilities, included in non-current deferred income taxes	(119)	(211)

Total net deferred tax assets	$2,715	$1,737

As a result of our history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that we will realize the benefit of the deferred tax assets. For federal income taxes, 2005 through 2007 are open tax years. For Texas franchise taxes, 2004 through 2007 are open tax years.

6. REGULATORY CAPITAL REQUIREMENTS:

Westwood Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1.0 million. At December 31, 2008, Westwood Trust had total stockholders’ equity of approximately $4.0 million, which is $3.0 million in excess of its minimum capital requirement.

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

7. EMPLOYEE BENEFITS:

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant and offer 401(k) matching and profit sharing contributions to our employees. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees,

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 1,948,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At December 31, 2008, approximately 232,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	2008	2007	2006
Total stock based compensation expense	$6,735	$5,316	$4,626
Total income tax benefit recognized related to stock-based compensation	4,184	3,049	930

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

Restricted Stock

We have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of December 31, 2008, there was approximately $13.6 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.2 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on or about the date vesting occurs. We estimate that approximately 72,000 shares could potentially be withheld in 2009 for this purpose. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

For the years ended December 31, 2008, 2007 and 2006, we granted restricted stock to employees, non-employee directors and a non-employee consultant. The employees’ shares vest over four years and the directors’ and consultant’s shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2008:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2008	523,175	$22.95
Granted	194,300	36.51
Vested	(208,225)	18.94
Forfeited	(1,800)	34.37

Non-vested, December 31, 2008	507,450	29.74

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

Restricted shares subject only to a service condition:	2008	2007	2006
Weighted-average grant date fair value	$36.51	$32.77	$18.05
Fair value of shares vested (in thousands)	$8,675	$6,491	$2,523

CEO and CIO performance-based restricted share grants

In 2006, we granted shares to our Chief Executive Officer and our Chief Investment Officer that vest over four years and six years, respectively, provided annual performance goals established by the Compensation Committee are met. For the year 2008, the officers became vested in the applicable percentage of their restricted shares since Westwood’s adjusted pre-tax income for 2008 was at least 7% greater than Westwood’s adjusted pre-tax income for the year 2007. Each year, the compensation committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income, as defined. If in any year during the vesting period the performance goal is not met, the Compensation Committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. However, in no event will the maximum number of shares, which may become vested over the vesting period, exceed 100,000 shares in the case of our Chief Executive Officer and 300,000 shares in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2008	250,000	$18.81
Granted	—	—
Vested	(75,000)	18.81
Forfeited	—	—

Non-vested, December 31, 2008	175,000	$18.81

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

Restricted shares subject to a service and performance condition:	2008	2007	2006
Weighted-average grant date fair value	$—	$—	$18.81
Fair value of shares vested (in thousands)	$2,131	$2,820	$1,727

Because the performance goal was met in 2008, the shares are vested in substance, but require certification by the Compensation Committee of Westwood, at which time a share price will be determined for tax purposes. As a result, we estimate that the total fair value of the shares that vested in 2008 was $2,131,000, which uses a share price of $28.41, the closing price of our stock as of the last business day of 2008.

Stock Options

Options granted under the Plan have a maximum ten-year term and vest over a period of four years. Options exercised represent newly issued shares. Westwood’s outstanding stock options, which are all exercisable, have exercise prices of $12.90 and $14.80 and a weighted-average remaining contractual life of 3.5 years. A summary of the status of Westwood’s outstanding stock options as of December 31, 2008, 2007 and 2006 is presented below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2008		December 31, 2007		December 31, 2006
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	77,300	$12.92	124,531	$12.92	155,625	$12.93
Granted	—	—	—	—	—	—
Exercised	(19,900)	12.90	(47,231)	12.91	(31,094)	12.95
Forfeited	—	—	—	—	—	—

Outstanding, end of period	57,400	12.93	77,300	12.92	124,531	12.92

Exercisable, end of period	57,400	12.93	77,300	12.92	124,531	12.92
Intrinsic value – outstanding and exercisable	$888,000		$1,907,000		$1,259,000

The following table displays information for Westwood stock options exercised for the periods presented (in thousands):

	For the years ended
	2008	2007	2006
Total intrinsic value of options exercised	$605	$686	$213
Cash received from the exercise of stock options	257	609	402

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

The following table displays our profit sharing and 401(k) contributions for the periods presented (in thousands):

	For the years ended
	2008	2007	2006
Profit sharing expense	$575	$324	$308
401(k) matching contributions	524	394	308

8. EARNINGS PER SHARE:

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended December 31, 2008, 2007 and 2006, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and restricted stock. Diluted earnings per common share is computed using the treasury stock method. As of December 31, 2006, approximately 152,000 restricted shares were anti-dilutive and consequently were not included in the calculation of diluted weighted average shares outstanding. There were no anti-dilutive restricted shares or options as of December 31, 2007 or 2008.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	2008	2007	2006
Net income	$10,543	$7,944	$4,508

Weighted average shares outstanding – basic	6,107,807	5,854,894	5,594,139
Dilutive potential shares from stock options	33,379	43,421	45,766
Dilutive potential shares from restricted shares	310,282	301,354	50,550

Weighted average shares outstanding – diluted	6,451,468	6,199,669	5,690,455

Earnings per share – basic	$1.73	$1.36	$0.81
Earnings per share – diluted	$1.63	$1.28	$0.79

9. COMMITMENTS AND CONTINGENCIES:

We lease our offices under a non-cancelable operating lease agreement. Rental expense for facilities and equipment leases for fiscal years 2008, 2007 and 2006 aggregated approximately $729,000, $702,000 and $684,000, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of income.

At December 31, 2008, the future contractual rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2009	$661
2010	680
2011	287
2012	6
2013	—

Total payments due	$1,634

10. SEGMENT REPORTING:

We operate two segments: Westwood Management and Westwood Trust. These segments are managed separately based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes. The entity Westwood Holdings, the parent company of Westwood Management and Westwood Trust, does not have revenues or employees and is the entity in which we record the expense for stock based compensation.

Westwood Management

Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations and the WHG Funds, as well as investment subadvisory services to mutual funds and clients of Westwood Trust.

Westwood Trust

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals.

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
2008
Net revenues from external sources	$35,367	$11,089	$—	$—	$46,456
Net intersegment revenues	3,950	8	—	(3,958)	—
Net interest and dividend revenue	689	71	—	—	760
Depreciation and amortization	175	58	—	—	233
Income (loss) before income taxes	20,983	2,287	(6,735)	—	16,535
Income tax expense (benefit)	7,445	871	(2,324)	—	5,992
Segment assets	41,740	4,821	4,286	—	50,847
Expenditures for long-lived assets	118	35	—	—	153

2007
Net revenues from external sources	$25,851	$10,441	$—	$—	$36,292
Net intersegment revenues	3,823	5	—	(3,828)	—
Net interest and dividend revenue	841	166	—	—	1,007
Depreciation and amortization	171	57	—	—	228
Income (loss) before income taxes	14,910	2,613	(5,316)	—	12,207
Income tax expense (benefit)	5,129	940	(1,806)	—	4,263
Segment assets	30,354	4,755	3,915	—	39,024
Expenditures for long-lived assets	83	31	—	—	114

2006
Net revenues from external sources	$18,970	$8,394	$—	$—	$27,364
Net intersegment revenues	3,050	5	—	(3,055)	—
Net interest and dividend revenue	927	154	—	—	1,081
Depreciation and amortization	202	64	—	—	266
Income (loss) before income taxes	9,955	1,925	(4,626)	—	7,254
Income tax expense (benefit)	3,647	731	(1,593)	—	2,785
Segment assets	22,190	4,512	2,020	—	28,722
Expenditures for long-lived assets	54	16	—	—	70

11. CONCENTRATION:

For the years ended December 31, 2008 and 2007, our largest client accounted for 19.5% and 10.2% of our fee revenues, respectively, and our largest four clients accounted for 31.0% and 25.9% of fee revenues, respectively. During the year ended December 31, 2006, no customer accounted for 10% or more of our revenues.

	Years ended December 31,
(in thousands)	2008	2007	2006
Advisory fees from Westwood Management’s largest client*:
Asset-based fees	$453	$541	$1,706
Performance-based fees	8,645	3,021	—
Percent of fee revenue	19.5%	10.2%	6.6%

*	This client was not our largest client in 2006.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. SUBSEQUENT EVENTS:

On February 5, 2009, we declared a quarterly cash dividend of $0.30 per share on common stock payable on April 1, 2009 to stockholders of record on March 13, 2009.

On February 5, 2009, we issued 232,000 shares of restricted stock to employees at a price of $30.69 per share. The shares are subject to vesting conditions described in “Note. 7 EMPLOYEE BENEFITS” of these financial statements.

13. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2008
Revenues	$9,127	$9,651	$10,092	$17,586
Income before income taxes	3,013	2,598	2,764	8,160
Net income	1,955	1,731	1,736	5,121
Basic earnings per common share	0.32	0.29	0.28	0.83
Diluted earnings per common share	0.31	0.27	0.27	0.79

2007
Revenues	$7,353	$7,957	$8,739	$12,243
Income before income taxes	2,339	2,241	2,639	4,988
Net income	1,507	1,473	1,682	3,282
Basic earnings per common share	0.26	0.26	0.28	0.55
Diluted earnings per common share	0.25	0.24	0.27	0.52

INDEX TO EXHIBITS
Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (9)
3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (6)
4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (3)
10.1	Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) (7)+
10.2	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. (2)
10.3	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto (4)
10.4	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 (5)
10.5	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 (5)
10.6	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 (4)
10.7	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (4)
10.8	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (5)+
10.9	Form of Indemnification Agreement for Westwood Management Corp. (5)+
10.10	Form of Indemnification Agreement for Westwood Trust (5)+
10.11	Executive Employment Agreement between Westwood Holdings Group, Inc. and Susan M. Byrne (8)+
10.12	Executive Employment Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (8)+
10.13	Schedule of Director Compensation (1)
21.1	Subsidiaries (4)
23.1	Consent of Grant Thornton (1)
24.1	Power of Attorney (included on first signature page) (1)
31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

(1)	Filed herewith.
(2)	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.
(3)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.
(4)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.
(5)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 25, 2005.
(7)	Incorporated by reference from Form S-8 filed with the Securities and Exchange Commission on May 10, 2006.
(8)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on July 28, 2006.
(9)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on May 7, 2008.
+	Indicates management contract or compensation plan, contract or arrangement.
#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.