Form 10-Q
period 2009-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2009-04-21
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

—

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of April 20, 2009: 7,166,938.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2009 and December 31, 2008

(in thousands, except par value and share amounts)

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,539	$3,498
Accounts receivable	3,903	12,638
Investments, at market value	31,604	28,152
Deferred income taxes	2,392	1,781
Other current assets	789	700

Total current assets	41,227	46,769
Goodwill	2,302	2,302
Deferred income taxes	492	934
Property and equipment, net of accumulated depreciation of $1,294 and $1,234	773	842

Total assets	$44,794	$50,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$717	$1,105
Dividends payable	2,150	2,087
Compensation and benefits payable	1,923	7,052
Income taxes payable	541	1,359
Other current liabilities	10	9

Total current liabilities	5,341	11,612
Deferred rent	402	441

Total liabilities	5,743	12,053

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 7,284,727 and outstanding 7,166,938 shares at March 31, 2009; issued 7,052,727 and outstanding 6,958,238 shares at December 31, 2008	73	71
Additional paid-in capital	39,502	37,458
Treasury stock, at cost – 117,789 shares at March 31, 2009; 94,489 shares at December 31, 2008	(4,369)	(3,500)
Retained earnings	3,845	4,765

Total stockholders’ equity	39,051	38,794

Total liabilities and stockholders’ equity	$44,794	$50,847

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2009	2008
REVENUES:
Advisory fees - asset based	$6,130	$6,390
Trust fees	2,421	2,748
Other revenues, net	(334)	(11)

Total revenues	8,217	9,127

EXPENSES:
Employee compensation and benefits	4,694	4,662
Sales and marketing	130	137
WHG mutual funds	177	35
Information technology	310	261
Professional services	395	448
General and administrative	582	571

Total expenses	6,288	6,114

Income before income taxes	1,929	3,013
Provision for income taxes	699	1,058

Net income	$1,230	$1,955

Earnings per share:
Basic	$0.20	$0.32
Diluted	$0.19	$0.31

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2009	6,958,238	$71	$37,458	$(3,500)	$4,765	$38,794
Net income					1,230	1,230
Issuance of restricted stock	232,000	2	(2)			—
Dividends declared ($0.30 per share)					(2,150)	(2,150)
Restricted stock amortization			1,483			1,483
Tax benefit related to equity compensation			563			563
Purchase of treasury stock	(23,300)			(869)		(869)

BALANCE, March 31, 2009	7,166,938	$73	$39,502	$(4,369)	$3,845	$39,051

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,230	$1,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59	57
Unrealized (gains) and losses on investments	379	193
Restricted stock amortization	1,483	1,209
Deferred income taxes	(169)	—
Excess tax benefits from stock-based compensation	(471)	(430)
Net purchases of investments – trading securities	(3,756)	(37)
Change in operating assets and liabilities:
Accounts receivable	8,735	2,917
Other assets	(178)	(37)
Accounts payable and accrued liabilities	(388)	(66)
Compensation and benefits payable	(5,129)	(3,050)
Income taxes payable	(255)	(495)
Other liabilities	70	74

Net cash provided by operating activities	1,610	2,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(16,640)	(1,353)
Sales of money market funds – available for sale	16,565	651
Purchase of property and equipment	(9)	(32)

Net cash used in investing activities	(84)	(734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(869)	(802)
Excess tax benefits from stock-based compensation	471	430
Cash dividends	(2,087)	(1,702)

Net cash used in financing activities	(2,485)	(2,074)

NET DECREASE IN CASH	(959)	(518)
Cash and cash equivalents, beginning of period	3,498	4,560

Cash and cash equivalents, end of period	$2,539	$4,042

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,124	$1,554
Issuance of restricted stock	7,120	6,552
Tax benefit allocated directly to equity	563	526

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood,” the “Company,” “we,” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust (“Westwood Trust”). Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, mutual funds and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenue and results of operations.

Westwood Management is a registered investment advisor under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of March 31, 2009, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and, therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of AUM. A limited number of our clients have a performance-based fee component in their contract, which would pay us an additional fee if we outperform a specified index over a specific period of time. We would record revenue from performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consequently, there is not a significant amount of deferred revenue contained in these financial statements. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of unrealized gains and losses on our investments and interest and investment income. These revenues are recognized as earned or as the services are performed.

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

Goodwill

During the third quarter of 2008, we completed our annual impairment assessment as required by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No.142. No impairment loss was required. We perform our annual impairment assessment in the third quarter as of July 1 and would reassess if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach. No events occurred since our last assessment that indicated that these assets should be retested for impairment.

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

Effective January 1, 2008, we adopted the provisions of FASB SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. SFAS No. 157 establishes a three tier hierarchy for measuring fair value as follows: level 1 – quoted market prices in active markets, level 2 – inputs other than quoted prices that are directly or indirectly observable and level 3 – unobservable inputs where there is little or no market activity. The fair value of our investments in “Note 3. Investments” were determined using quoted prices from active markets (level 1).

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2009 and 2008, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of shares of restricted stock and stock options granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended March 31,
	2009	2008
Net income	$1,230	$1,955

Weighted average shares outstanding – basic	6,267,504	6,026,073
Dilutive potential shares from stock options	26,221	36,069
Dilutive potential shares from restricted shares	264,997	297,051

Weighted average shares outstanding – diluted	6,558,722	6,359,193

Earnings per share:
Basic	$0.20	$0.32
Diluted	$0.19	$0.31

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

We have issued restricted stock and stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We valued stock options issued based upon the Black-Scholes option-pricing model and recognized this value as an expense over the periods in which the options vested. Implementation of the Black-Scholes option-pricing model required us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

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

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2009:
U.S. Government and Government agency obligations	$25,912	$36	$—	$25,948
Funds:
Money market	1,919	—	—	1,919
Equity	4,895		(1,158)	3,737

Marketable securities	$32,726	$36	$(1,158)	$31,604

December 31, 2008:
U.S. Government and Government agency obligations	$22,142	$83	$—	$22,225
Funds:
Money market	1,843	—	—	1,843
Equity	4,910	—	(826)	4,084

Marketable securities	$28,895	$83	$(826)	$28,152

4. EQUITY:

On February 5, 2009, we declared a quarterly cash dividend of $0.30 per share on common stock payable on April 1, 2009 to stockholders of record on March 13, 2009.

On February 5, 2009, we granted an aggregate of 232,000 shares of restricted stock to certain employees. These shares are subject to vesting conditions as described in “Note 5. Stock-Based Compensation”.

On February 27, 2009, we purchased 23,300 shares of our common stock from employees of Westwood to assist our employees in satisfying their tax obligations related to vested restricted shares. The shares were purchased at $37.29, the closing price of our common stock on that date, and are shown as treasury shares in the equity section of our balance sheet at cost.

5. STOCK-BASED COMPENSATION

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 1,948,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At March 31, 2009, approximately 500 shares remain available for issuance under the Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements (in thousands):

	Three months ended March 31,
	2009	2008
Total stock-based compensation expense	$1,483	$1,209
Total income tax benefit recognized related to stock-based compensation	951	909

Restricted Stock

Under the Plan, we have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of March 31, 2009, there was approximately $18.9 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.5 years. In order to satisfy tax liabilities employees will owe on their vested shares, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. For 2009, we expect the number of shares withheld for this purpose to total 72,000 shares. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and the non-employee directors’ shares vest over one year. For the three months ended March 31, 2009, we recorded approximately $1.5 million of expense for these grants. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended March 31, 2009:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2009	507,450	$29.74
Granted	232,000	30.69
Vested	—	—
Forfeited	—	—

Non-vested, March 31, 2009	739,450	30.04

CEO and CIO performance-based restricted share grants

Under the Plan, we granted restricted shares to our Chief Executive Officer and Chief Investment Officer that vest over four years and six years, respectively, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. In each year during the applicable vesting period, the Compensation Committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income, as defined. In January 2009, the Compensation Committee established the goal for 2009 as adjusted pre-tax income of at least $12,075,000, representing a compound annual growth rate of 7% over the adjusted pre-tax income for the year 2004. If in any year during the vesting period the performance goal is not met, the Compensation Committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. However, in no event will the maximum number of shares, which may become vested over the vesting period, exceed 100,000 shares in the case of our Chief Executive Officer and 300,000 shares

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2009	175,000	$18.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, March 31, 2009	175,000	18.81

Because the performance goal was met in 2008, the shares subject to vesting were vested in substance, but required certification by the Compensation Committee, at which time a share price was determined for tax purposes. On February 25, 2009, the 2008 shares, which were expensed in 2008, were certified as vested and the total fair value of the shares was determined to be $2,797,000, utilizing a share price of $37.29, the closing price of our common stock as of the day of certification. We have not yet recorded expense for the shares that could vest in 2009 as we have not concluded that it is probable that the performance goal will be met.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable. All of our options became fully expensed in 2006. The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2009	57,400	$12.93
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Options outstanding, March 31, 2009	57,400	12.93	3.25	$1,501,000

There were no options exercised during the three months ended March 31, 2009 and 2008. Options exercised represent newly issued shares.

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

Westwood Management

Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations and the family of mutual funds for which Westwood Management serves as advisor (“WHG Funds”), as well as investment subadvisory services to mutual funds and clients of Westwood Trust.

Westwood Trust

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals.

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2009
Net revenues from external sources	$5,794	$2,423	$—	$—	$8,217
Net intersegment revenues	838	3	—	(841)	—
Income before income taxes	2,905	507	(1,483)	—	1,929
Segment assets	36,354	4,132	4,308	—	44,794
Segment goodwill	1,790	512	—	—	2,302

Three months ended March 31, 2008
Net revenues from external sources	$6,351	$2,776	$—	$—	$9,127
Net intersegment revenues	1,006	2	—	(1,008)	—
Income before income taxes	3,549	673	(1,209)	—	3,013
Segment assets	28,052	4,833	3,154	—	36,039
Segment goodwill	1,790	512	—	—	2,302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC, and those set forth below:

•	our ability to identify and successfully market services that appeal to our customers;

•	the significant concentration of our revenues in four of our customers;

•	our relationships with investment consulting firms;

•	our relationships with current and potential customers;

•	our ability to retain qualified personnel;

•	our ability to successfully develop and market new asset classes;

•	our ability to maintain our fee structure in light of competitive fee pressures;

•	our ability to realize potential performance-based advisory fees;

•	competition in the marketplace;

•	downturn in the financial markets;

•	the passage of legislation adversely affecting the financial services industries;

•	interest rates;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls; and

•	the other risks detailed from time to time in our SEC reports.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, a family of mutual funds, which we call the WHG Funds, other mutual funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods ten years and longer, our principal asset classes rank above the median in performance within their peer groups. Percentages stated in this section are rounded to the nearest whole percent.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages its clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter, quarterly in arrears based on the assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. A limited number of our clients have a performance-based fee component in their contract, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue from performance-based fees at the end of the measurement period. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in our financial statements.

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

Our other revenues generally consist of unrealized gains and losses on our investments and interest and investment income. We invest most of our cash in U.S. Treasury Bills, although we also invest smaller amounts in money market funds and equity instruments.

Assets Under Management

Assets under management decreased $267 million to $7.2 billion at March 31, 2009, compared with $7.5 billion at March 31, 2008. The average of beginning and ending assets under management for the first quarter of 2009 were $7.2 billion compared to $7.7 billion for the first quarter of 2008, a decrease of 6%. The decrease in period ending assets under management was principally due to market depreciation of assets under management and the withdrawal of assets by certain clients and was partially offset by asset inflows from new and existing clients. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of March 31, 2009 and 2008:

	As of March 31, (in millions)		% Change March 31, 2009 vs. March 31, 2008
	2009	2008
Westwood Management
Separate Accounts	$3,361	$3,647	(8)%
Subadvisory	1,435	982	46
WHG Funds	285	247	15
Westwood Funds	263	353	(26)
Managed Accounts	329	473	(30)

Total	5,673	5,702	(1)

Westwood Trust
Commingled Funds	1,088	1,353	(20)
Private Accounts	334	308	8
Agency/Custody Accounts	88	87	1

Total	1,510	1,748	(14)

Total Assets Under Management	$7,183	$7,450	(4)%

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

Westwood Trust. In the preceding table, “Commingled Funds” represent funds that have been established to facilitate investment of fiduciary funds of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. “Private Accounts” represent discretionary accounts where Westwood Trust acts as trustee or agent and has full investment discretion. “Agency/Custody Accounts” represent non-discretionary accounts in which Westwood Trust provides agent or custodial services, but does not act in an advisory capacity. For certain assets in this category, Westwood Trust provides limited custody services for a minimal or zero fee, but views these assets as potentially converting to fee-generating managed assets. As an example, some assets in this category consist of low-basis stock that is being held in custody for clients, but may transfer to fee-generating managed assets during an inter-generational transfer of wealth at some future date.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three months ended March 31, 2009 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three months ended March 31,		Three months ended March 31, 2009 vs. March 31, 2008
	2009	2008
Revenues
Advisory fees - asset based	$6,130	$6,390	(4)%
Trust fees	2,421	2,748	(12)
Other revenues, net	(334)	(11)	(2,936)

Total revenues	8,217	9,127	(10)

Expenses
Employee compensation and benefits	4,694	4,662	1
Sales and marketing	130	137	(5)
WHG mutual funds	177	35	406
Information technology	310	261	19
Professional services	395	448	(12)
General and administrative	582	571	2

Total expenses	6,288	6,114	3

Income before income taxes	1,929	3,013	(36)
Provision for income taxes	699	1,058	(34)

Net income	$1,230	$1,955	(37)%

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Total Revenues. Our total revenues decreased by 10% to $8.2 million for the three months ended March 31, 2009 compared with $9.1 million for the three months ended March 31, 2008. Asset-based advisory fees decreased by 4% to $6.1 million for the three months ended March 31, 2009 compared with $6.4 million for the three months ended March 31, 2008, as a result of decreased average assets under management by Westwood Management due to the market depreciation of assets and the withdrawal of assets by certain clients, which was partially offset by inflows from new and existing clients. Trust fees decreased by 12% to $2.4 million for the three months ended March 31, 2009 compared with $2.7 million for the three months ended March 31, 2008, as a result of decreased average assets under management by Westwood Trust due to market depreciation of assets and the withdrawal of assets by certain clients. Inflows from new and existing clients partially offset these decreases. Other revenues, which generally consist of interest and investment income, decreased by 2,936% to $(334,000) for the three months ended March 31, 2009 compared with $(11,000) for the three months ended March 31, 2008. Other revenues are presented net and decreased primarily due to an increase of $208,000 in net realized and unrealized losses on investments and a decrease of $115,000 in interest and dividend income due to lower interest rates as well as a shift into lower yielding U.S. Treasury Bills.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits costs were $4.7 million for both the three months ended March 31, 2009 and the three months ended March 31, 2008. Restricted stock expense increased by approximately $274,000 due to additional employee restricted stock grants in February 2009, as well as the higher price at which these shares were granted compared to prior grants. Salary expense increased by approximately $187,000 due primarily to increased headcount. These increases were offset by decreased incentive compensation expense due to lower pretax income, decreased profit sharing expense and lower payroll taxes. We had 63 full-time employees as of March 31, 2009 compared to 55 full-time employees as of March 31, 2008.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs decreased by 5% to $130,000 for the three months ended March 31, 2009 compared with $137,000 for the three months ended March 31, 2008. The decrease is primarily the result of decreased advertising and entertainment expenses.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG Mutual Funds expenses increased by 406% to $177,000 for the three months ended March 31, 2009 compared with $35,000 for the three months ended March 31, 2008 due to legal costs related to the funds and increased shareholder servicing fees.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 19% to $310,000 for the three months ended March 31, 2009 compared with $261,000 for the three months ended March 31, 2008. The increase is primarily due to increased expenses for support services, data fees, software and research, partially offset by a decrease in hardware maintenance.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses decreased by 12% to $395,000 for the three months ended March 31, 2009 compared with $448,000 for the three months ended March 31, 2008. The decrease is primarily due to lower advisory fees paid to external subadvisors due to decreased average assets under management in international equity and decreased fees related to growth common trust funds sponsored by Westwood Trust. An increase in legal expenses partially offset these decreases.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 2% to $582,000 for the three months ended March 31, 2009 compared with $571,000 for the three months ended March 31, 2008. The increase is primarily due to increases in custody expense and insurance expenses. These increases were partially offset by decreases in office supplies and investor relations expenses.

Provision for Income Tax Expense. Provision for income tax expenses decreased by 34% to $699,000 for the three months ended March 31, 2009 compared with $1,058,000 for the three months ended March 31, 2008 as a result of decreased income. The effective tax rate was 36.3% for the three months ended March 31, 2009 compared to 35.1% for the three months ended March 31, 2008.

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

Our cash earnings decreased by 14% to $2.7 million for the three months ended March 31, 2009 compared with $3.2 million for the three months ended March 31, 2008 primarily due to a 10% decrease in total revenues.

The following tables provide a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended March 31		% Change
	2009	2008
Net Income	$1,230	$1,955	(37)%
Add: Restricted stock expense	1,483	1,209	23

Cash earnings	$2,713	$3,164	(14)

Total expenses	$6,288	$6,114	3
Less: Restricted stock expense	(1,483)	(1,209)	23

Cash expenses	$4,805	$4,905	(2)%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2009, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2009, cash flow provided by operating activities, principally our investment advisory business, was $1.6 million. The cash we generated from operations was supplemented by collections of receivables and partially offset by incentive compensation payments and the net purchase of trading securities. At March 31, 2009, we had working capital of $35.9 million. Cash flow used in investing activities during the three months ended March 31, 2009 of $84,000 was related to net purchases of investments and purchases of fixed assets. Cash flow used in financing activities during the three months ended March 31, 2009 of $2.5 million was due to cash dividends paid to our stockholders and the purchase of treasury shares. Those cash uses were partially offset by tax benefits from stock-based compensation.

We had cash and investments of $34.1 million as of March 31, 2009 and $31.7 million as of December 31, 2008. Dividends payable were $2.2 million and $2.1 million as of March 31, 2009 and December 31, 2008, respectively. We had no liabilities for borrowed money at March 31, 2009.

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

Contractual Obligations

There have been no significant changes in our contractual obligations since December 31, 2008.

Recent Accounting Pronouncements

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

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2008.

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

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects, and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2009	—	—	—	—
February 1 through February 28, 2009	23,300	$37.29	—	—
March 1 through March 31, 2009	—	—	—	—

Total	23,300	$37.29	—	—

Note: The treasury shares were purchased from Westwood employees at the market close price on the date of purchase in order to assist our employees in satisfying their tax obligations from restricted shares that vested. We anticipate purchasing additional treasury shares this year and subsequent years for the same purpose.

Item 5.	Other Information.

On February 25, 2009, the board of directors of the Company approved a new form of indemnification agreement (the “Indemnification Agreement”) for its directors and officers (each, an “Indemnitee”), which will replace the Company’s existing indemnification agreements. Under the Indemnification Agreement, the Company agrees to indemnify an Indemnitee against liability arising out of the individual’s performance of his duties as director or officer to such entities. The Indemnification Agreement provides indemnification in addition to the indemnification provided by the Company’s Certificate of Incorporation, the Company’s By-laws and applicable law and indemnifies an Indemnitee for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him or her in any action or proceeding, including any action by or in the right of the Company, arising out of his or her service to the Company or to any other entity to which he or she provides services at the Company’s request, provided that Indemnitee acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company. Further, the Company agrees to advance expenses the Indemnitee may spend as a result of any proceeding against him or her as to which he or she could be indemnified.

The foregoing description of the Indemnification Agreement is a general description only and is qualified in its entirety by reference to the form of Indemnification Agreement, a copy of which is attached hereto as Exhibit 10.1, and incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1	Form of Indemnification Agreement with Directors, Executive Officers, Controller, Chief Compliance Officer and General Counsel

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 21, 2009	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer