Form 10-Q
period 2009-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2009-07-23
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of July 22, 2009: 7,124,088.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2009 and December 31, 2008

(in thousands, except par value and share amounts)

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$5,112	$3,498
Accounts receivable	5,211	12,638
Investments, at market value	29,754	28,152
Deferred income taxes	2,674	1,781
Other current assets	610	700

Total current assets	43,361	46,769
Goodwill	2,302	2,302
Deferred income taxes	389	934
Property and equipment, net of accumulated depreciation of $1,354 and $1,234	712	842

Total assets	$46,764	$50,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$865	$1,105
Dividends payable	2,149	2,087
Compensation and benefits payable	2,274	7,052
Income taxes payable	260	1,359
Other current liabilities	9	9

Total current liabilities	5,557	11,612
Deferred rent	362	441

Total liabilities	5,919	12,053

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 7,281,427 and outstanding 7,163,638 shares at June 30, 2009; issued 7,052,727 and outstanding 6,958,238 shares at December 31, 2008	73	71
Additional paid-in capital	41,815	37,458
Treasury stock, at cost – 117,789 shares at June 30, 2009; 94,489 shares at December 31, 2008	(4,369)	(3,500)
Retained earnings	3,326	4,765

Total stockholders’ equity	40,845	38,794

Total liabilities and stockholders’ equity	$46,764	$50,847

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUES:
Advisory fees
Asset-based	$7,215	$6,606	$13,345	$12,996
Performance-based	—	80	—	80
Trust fees	2,303	2,677	4,724	5,425
Other revenues, net	454	288	120	277

Total revenues	9,972	9,651	18,189	18,778

EXPENSES:
Employee compensation and benefits	5,890	5,352	10,584	10,014
Sales and marketing	164	195	294	332
WHG mutual funds	103	106	280	141
Information technology	306	266	616	527
Professional services	359	439	754	887
General and administrative	646	695	1,228	1,266

Total expenses	7,468	7,053	13,756	13,167

Income before income taxes	2,504	2,598	4,433	5,611
Provision for income taxes	874	867	1,573	1,925

Net income	$1,630	$1,731	$2,860	$3,686

Earnings per share:
Basic	$0.26	$0.29	$0.46	$0.61
Diluted	$0.25	$0.27	$0.43	$0.58

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009

(in thousands)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2009	6,958,238	$71	$37,458	$(3,500)	$4,765	$38,794
Net income					2,860	2,860
Issuance of restricted stock, net	228,700	2	(2)			—
Dividends declared ($0.60 per share)					(4,299)	(4,299)
Restricted stock amortization			3,722			3,722
Tax benefit related to equity compensation			637			637
Purchase of treasury stock	(23,300)			(869)		(869)

BALANCE, June 30, 2009	7,163,638	$73	$41,815	$(4,369)	$3,326	$40,845

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,860	$3,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119	114
Unrealized (gains) and losses on investments	(347)	249
Restricted stock amortization	3,722	3,151
Deferred income taxes	(348)	(536)
Excess tax benefits from stock-based compensation	(471)	(450)
Net sales (purchases) of investments – trading securities	1,305	(69)
Change in operating assets and liabilities:
Accounts receivable	7,427	2,430
Other assets	91	(856)
Accounts payable and accrued liabilities	(240)	36
Compensation and benefits payable	(4,778)	(2,169)
Income taxes payable	(462)	114
Other liabilities	(25)	(14)

Net cash provided by operating activities	8,853	5,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(28,269)	(3,478)
Sales of money market funds – available for sale	25,709	2,404
Purchase of property and equipment	(44)	(66)

Net cash used in investing activities	(2,604)	(1,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(869)	(802)
Excess tax benefits from stock-based compensation	471	450
Cash dividends	(4,237)	(3,793)
Proceeds from exercise of stock options	—	48

Net cash used in financing activities	(4,635)	(4,097)

NET INCREASE IN CASH	1,614	449
Cash and cash equivalents, beginning of period	3,498	4,560

Cash and cash equivalents, end of period	$5,112	$5,009

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,383	$2,348
Issuance of restricted stock, net	7,018	6,552
Tax benefit allocated directly to equity	637	623

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of June 30, 2009, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and, therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2009 and 2008, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of shares of restricted stock and stock options granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$1,630	$1,731	$2,860	$3,686

Weighted average shares outstanding – basic	6,252,488	6,014,074	6,269,351	6,020,074
Dilutive potential shares from stock options	28,137	35,950	27,285	36,047
Dilutive potential shares from restricted shares	357,988	362,274	333,394	334,680

Weighted average shares outstanding – diluted	6,638,613	6,412,298	6,630,030	6,390,801

Earnings per share:
Basic	$0.26	$0.29	$0.46	$0.61
Diluted	$0.25	$0.27	$0.43	$0.58

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

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2009:
U.S. Government and Government agency obligations	$22,953	$19	$—	$22,972
Funds:
Money market	4,404	—	—	4,404
Equity	2,793	5	(420)	2,378

Marketable securities	$30,150	$24	$(420)	$29,754

December 31, 2008:
U.S. Government and Government agency obligations	$22,142	$83	$—	$22,225
Funds:
Money market	1,843	—	—	1,843
Equity	4,910	—	(826)	4,084

Marketable securities	$28,895	$83	$(826)	$28,152

4. EQUITY:

On April 21, 2009, we declared a quarterly cash dividend of $0.30 per share on common stock payable on July 1, 2009 to stockholders of record on June 15, 2009.

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

5. STOCK-BASED COMPENSATION

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 2,648,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At June 30, 2009, approximately 704,000 shares remain available for issuance under the Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements (in thousands):

	Six months ended June 30,
	2009	2008
Total stock-based compensation expense	$3,722	$3,151
Total income tax benefit recognized related to stock-based compensation	951	937

Restricted Stock

Under the Plan, we have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of June 30, 2009, there was approximately $17.2 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.2 years. In order to satisfy tax liabilities employees will owe on their vested shares, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. For 2009, we expect the number of shares withheld for this purpose to total 62,900 shares. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and the non-employee directors’ shares vest over one year. For the six months ended June 30, 2009, we recorded approximately $3.3 million of expense for these grants. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the six months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject only to a service condition:
Non-vested, January 1, 2009	507,450	$29.74
Granted	232,000	30.69
Vested	—	—
Forfeited	(3,300)	30.78

Non-vested, June 30, 2009	736,150	30.04

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

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject to service and performance conditions:
Non-vested, January 1, 2009	175,000	$18.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, June 30, 2009	175,000	18.81

Because the performance goal was met in 2008, the shares subject to vesting were vested in substance, but required certification by the Compensation Committee, at which time a share price was determined for tax purposes. On February 25, 2009, the 2008 shares, which were expensed in 2008, were certified as vested and the total fair value of the shares was determined to be $2,797,000, utilizing a share price of $37.29, the closing price of our common stock as of the day of certification. In the second quarters of 2009 and 2008, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year. As a result, we recognized expense of approximately $470,000 in both the current and prior year second quarters related to these performance-based restricted stock grants.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable. All of our options became fully expensed in 2006. The following table sets forth the summary of option activity under our stock option program for the six months ended June 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2009	57,400	$12.93
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Options outstanding, June 30, 2009	57,400	12.93	3.00	$1,658,000

There were no options exercised during the six months ended June 30, 2009. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $83,000. Options exercised represent newly issued shares.

6. SUBSEQUENT EVENTS

There were no subsequent events to report between June 30, 2009, the date of these financial statements, and July 23, 2009, the date these financial statements were available to be issued and were issued.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. SEGMENT REPORTING:

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2009
Net revenues from external sources	$7,666	$2,306	$—	$—	$9,972
Net intersegment revenues	758	3	—	(761)	—
Income before income taxes	4,314	429	(2,239)	—	2,504
Segment assets	37,377	4,272	5,115	—	46,764
Segment goodwill	1,790	512	—	—	2,302

Three months ended June 30, 2008
Net revenues from external sources	$6,956	$2,695	$—	$—	$9,651
Net intersegment revenues	948	2	—	(950)	—
Income before income taxes	3,944	596	(1,942)	—	2,598
Segment assets	31,023	4,531	3,673	—	39,227
Segment goodwill	1,790	512	—	—	2,302

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Six months ended June 30, 2009
Net revenues from external sources	$13,461	$4,728	$—	$—	$18,189
Net intersegment revenues	1,597	6	—	(1,603)	—
Income before income taxes	7,219	936	(3,722)	—	4,433

Six months ended June 30, 2008
Net revenues from external sources	$13,307	$5,471	$—	$—	$18,778
Net intersegment revenues	1,954	4	—	(1,958)	—
Income before income taxes	7,493	1,269	(3,151)	—	5,611

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Assets Under Management

Assets under management increased $456 million to $8.2 billion at June 30, 2009, compared with $7.7 billion at June 30, 2008. The average of beginning and ending assets under management for the second quarter of 2009 were $7.7 billion compared to $7.6 billion for the second quarter of 2008, an increase of 1%. The increase in period ending assets under management was principally due to asset inflows from new and existing clients and was partially offset by market depreciation of assets under management and the withdrawal of assets by certain clients. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of June 30, 2009 and 2008:

	As of June 30, (in millions)		% Change June 30, 2009 vs. June 30, 2008
	2009	2008
Westwood Management
Separate Accounts	$3,886	$3,725	4%
Subadvisory	1,593	1,068	49
WHG Funds	372	319	17
Westwood Funds	279	357	(22)
Managed Accounts	392	493	(21)

Total	6,522	5,962	9

Westwood Trust
Commingled Funds	1,258	1,395	(10)
Private Accounts	333	304	10
Agency/Custody Accounts	90	86	5

Total	1,681	1,785	(6)

Total Assets Under Management	$8,203	$7,747	6%

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and six months ended June 30, 2009 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2009 vs. June 30, 2008	Six months ended June 30, 2009 vs. June 30, 2008
	2009	2008	2009	2008
Revenues
Advisory fees
Asset-based	$7,215	$6,606	$13,345	$12,996	9%	3%
Performance-based	—	80	—	80	(100)	(100)
Trust fees	2,303	2,677	4,724	5,425	(14)	(13)
Other revenues	454	288	120	277	58	(57)

Total revenues	9,972	9,651	18,189	18,778	3	(3)

Expenses
Employee compensation and benefits	5,890	5,352	10,584	10,014	10	6
Sales and marketing	164	195	294	332	(16)	(11)
WHG mutual funds	103	106	280	141	(3)	99
Information technology	306	266	616	527	15	17
Professional services	359	439	754	887	(18)	(15)
General and administrative	646	695	1,228	1,266	(7)	(3)

Total expenses	7,468	7,053	13,756	13,167	6	4

Income before income taxes	2,504	2,598	4,433	5,611	(4)	(21)
Provision for income taxes	874	867	1,573	1,925	1	(18)

Net income	$1,630	$1,731	$2,860	$3,686	(6)%	(22)%

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Total Revenues. Our total revenues increased by 3% to $10.0 million for the three months ended June 30, 2009 compared with $9.7 million for the three months ended June 30, 2008. Asset-based advisory fees increased by 9% to $7.2 million for the three months ended June 30, 2009 compared with $6.6 million for the three months ended June 30, 2008, as a result of increased average assets under management by Westwood Management due to inflows from new and existing clients, which was partially offset by the market depreciation of assets and the withdrawal of assets by certain clients. Trust fees decreased by 14% to $2.3 million for the three months ended June 30, 2009 compared with $2.7 million for the three months ended June 30, 2008, as a result of decreased average assets under management by Westwood Trust due to market depreciation of assets and the withdrawal of assets by certain clients. Inflows from new clients partially offset these decreases. Other revenues, which generally consist of interest and investment income, increased by 58% to $454,000 for the three months ended June 30, 2009 compared with $288,000 for the three months ended June 30, 2008. Other revenues are presented net and increased primarily due to an increase of $317,000 in net realized and unrealized gains on investments, which was partially offset by a decrease of $151,000 in interest and dividend income due to lower interest rates, a shift into lower yielding U.S. Treasury Bills and lower dividends from Teton Advisors.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits costs increased by 10% to $5.9 million for the three months ended June 30, 2009 compared with $5.4 million for the three months ended June 30, 2008. The increase was primarily due to increases of $297,000 in restricted stock expense due to additional employee restricted stock grants in February 2009, as well as the higher price at which these shares were granted compared to prior grants, $170,000 in salary expense due primarily to increased headcount and $72,000 in incentive compensation expense. In the second quarters of 2009 and 2008, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year. As a result, we recognized expense of approximately $470,000 in both the current and prior year second quarters related to these performance-based restricted stock grants. We expect to recognize a similar amount in the third and fourth quarters of 2009 related to these performance-based restricted stock grants. We had 63 full-time employees as of June 30, 2009 compared to 57 full-time employees as of June 30, 2008.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs decreased by 16% to $164,000 for the three months ended June 30, 2009 compared with $195,000 for the three months ended June 30, 2008. The decrease is primarily the result of decreased travel and direct marketing expense, partially offset by increased entertainment expenses.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG Mutual Funds expenses decreased by 3% to $103,000 for the three months ended June 30, 2009 compared with $106,000 for the three months ended June 30, 2008 due to decreased shareholder servicing fees, which was partially offset by increased legal costs related to a planned mutual fund acquisition. We have entered into an asset purchase agreement with Baxter Financial Corporation, the investment advisor to the Philadelphia Fund (PHILX), that would result in Westwood acquiring substantially all of the assets of Baxter related to its management of the Philadelphia Fund. The asset purchase agreement is subject to certain customary closing conditions. In connection with this acquisition, the Philadelphia Fund would be reorganized into the WHG LargeCap Value Fund (WHGLX), a mutual fund advised by Westwood. The related agreement and plan of reorganization has been approved by both funds’ boards and is subject to approval by shareholders of the Philadelphia Fund and other closing conditions. Currently it is anticipated that the reorganization agreement will be submitted to Philadelphia Fund shareholders for their approval at a special meeting during the third or fourth quarter of 2009. As of June 30, 2009 the Philadelphia Fund had net assets of approximately $50 million and the WHG LargeCap Value Fund had net assets of approximately $109 million.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 15% to $306,000 for the three months ended June 30, 2009 compared with $266,000 for the three months ended June 30, 2008. The increase is primarily due to increased expenses for support services, data fees, software and research.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses decreased by 18% to $359,000 for the three months ended June 30, 2009 compared with $439,000 for the three months ended June 30, 2008. The decrease is primarily due to lower advisory fees paid to external subadvisors due to decreased average assets under management in international equity and decreased fees related to growth common trust funds sponsored by Westwood Trust. Increase in legal expenses and other professional expenses partially offset these decreases.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses decreased by 7% to $646,000 for the three months ended June 30, 2009 compared with $695,000 for the three months ended June 30, 2008. The decrease is primarily due to decreases in miscellaneous expenses and occupancy expense. These decreases were partially offset by increases in insurance expense and custody expense.

Provision for Income Tax Expense. Provision for income tax expenses increased by 1% to $874,000 for the three months ended June 30, 2009 compared with $867,000 for the three months ended June 30, 2008. The effective tax rate was 34.9% for the three months ended June 30, 2009 compared to 33.4% for the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Total Revenues. Our total revenues decreased by 3% to $18.2 million for the six months ended June 30, 2009 compared with $18.8 million for the six months ended June 30, 2008. Asset-based advisory fees increased by 3% to $13.3 million for the six months ended June 30, 2009 compared with $13.0 million for the six months ended June 30, 2008, as a result of increased average assets under management by Westwood Management due to inflows from new and existing clients, which was partially offset by the market depreciation of assets and the withdrawal of assets by certain clients. Trust fees decreased by 13% to $4.7 million for the six months ended June 30, 2009 compared with $5.4 million for the six months ended June 30, 2008, as a result of decreased average assets under management by Westwood Trust due to market depreciation of assets and the withdrawal of assets by certain clients. Inflows from new clients partially offset these decreases. Other revenues decreased by 57% to $120,000 for the six months ended June 30, 2009 compared with $277,000 for the six months ended June 30, 2008. Other revenues decreased primarily due to a decrease of $266,000 in interest and dividend income due to lower interest rates, a shift into lower yielding U.S. Treasury Bills and lower dividends from Teton Advisors, which was partially offset by a decrease in net realized and unrealized losses on investments of $109,000.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 6% to $10.6 million for the six months ended June 30, 2009 compared with $10.0 million for the six months ended June 30, 2008. The increase is primarily due to increases of $571,000 in restricted stock expense due to additional employee restricted stock grants in February 2009, as well as the higher price at which these shares were granted compared to prior grants, $357,000 in salary expense due primarily to increased headcount and $35,000 in health insurance expense. These increases were offset by decreased incentive compensation expense due to lower pretax income and decreased profit sharing expense. We had 63 full-time employees as of June 30, 2009 compared to 57 full-time employees as of June 30, 2008.

Sales and Marketing. Sales and marketing costs decreased by 11% to $294,000 for the six months ended June 30, 2009 compared with $332,000 for the six months ended June 30, 2008. The decrease is primarily the result of decreased direct marketing, travel and advertising expenses.

WHG Mutual Funds. WHG Mutual Funds expenses increased by 99% to $280,000 for the six months ended June 30, 2009 compared with $141,000 for the six months ended June 30, 2008 due to legal costs related to the asset purchase agreement with Baxter Financial and planned reorganization of the Philadelphia Fund into the WHG LargeCap Value Fund.

Information Technology. Information technology costs increased by 17% to $616,000 for the six months ended June 30, 2009 compared with $527,000 for the six months ended June 30, 2008. The increase is primarily due to increased expenses for support services, data fees and software.

Professional Services. Professional services expenses decreased by 15% to $754,000 for the six months ended June 30, 2009 compared with $887,000 for the six months ended June 30, 2008. The decrease is primarily due to lower advisory fees paid to external subadvisors due to decreased average assets under management in international equity and decreased fees related to growth common trust funds sponsored by Westwood Trust. Increased legal expenses partially offset these decreases.

General and Administrative. General and administrative expenses decreased by 3% to $1,228,000 for the six months ended June 30, 2009 compared with $1,266,000 for the six months ended June 30, 2008. The decrease is primarily due to decreases in miscellaneous expenses, occupancy expense and office supplies expense. These decreases were partially offset by increases in insurance expense and custody expense.

Provision for Income Tax Expense. Provision for income tax expenses decreased by 18% to $1,573,000 for the six months ended June 30, 2009 compared with $1,925,000 for the six months ended June 30, 2008 as a result of decreased income. The effective tax rate was 35.5% for the six months ended June 30, 2009 compared to 34.3% for the six months ended June 30, 2008.

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

Our cash earnings increased by 5% to $3.9 million for the three months ended June 30, 2009 compared with $3.7 million for the three months ended June 30, 2008 primarily due to an increase in total revenues. For the six months ended June 30, 2009, cash earnings decreased by 4% to $6.6 million compared with $6.8 million for the six months ended June 30, 2008 primarily due to a decrease in total revenues.

The following tables provide a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended June 30		% Change
	2009	2008
Net Income	$1,630	$1,731	(6)%
Add: Restricted stock expense	2,239	1,942	15

Cash earnings	$3,869	$3,673	5

Total expenses	$7,468	$7,053	6
Less: Restricted stock expense	(2,239)	(1,942)	15

Cash expenses	$5,229	$5,111	2%

	Six Months Ended June 30		% Change
	2009	2008
Net Income	$2,860	$3,686	(22)%
Add: Restricted stock expense	3,722	3,151	18

Cash earnings	$6,582	$6,837	(4)

Total expenses	$13,756	$13,167	4
Less: Restricted stock expense	(3,722)	(3,151)	18

Cash expenses	$10,034	$10,016	0%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2009, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2009, cash flow provided by operating activities, principally our investment advisory business, was $8.9 million. The cash we generated from operations was supplemented by collections of receivables and the net sales of trading securities, which were partially offset by incentive compensation payments. At June 30, 2009, we had working capital of $37.8 million. Cash flow used in investing activities during the six months ended June 30, 2009 of $2.6 million was related to net purchases of investments and purchases of fixed assets. Cash flow used in financing activities during the six months ended June 30, 2009 of $4.6 million was due to cash dividends paid to our stockholders and the purchase of treasury shares. Those cash uses were partially offset by tax benefits from stock-based compensation.

We had cash and investments of $34.9 million as of June 30, 2009 and $31.7 million as of December 31, 2008. Dividends payable were $2.1 million as of June 30, 2009 and December 31, 2008, respectively. We had no liabilities for borrowed money at June 30, 2009.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS is effective for the quarter just ended and did not have an impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for the quarter just ended and did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased along with providing guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for the quarter just ended and did not have a material impact on our financial statements.

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

The Annual Meeting of Stockholders of Westwood Holdings Group, Inc. was held on April 21, 2009 in Dallas, Texas, for the purpose of considering and acting upon the following:

(a)	Election of directors. The stockholders elected the following directors to hold office until the next annual meeting or until their respective successors shall have been duly elected and qualified.

Nominee	For	Withheld
Susan M. Byrne	6,838,887	41,750
Brian O. Casey	6,849,130	31,507
Tom C. Davis	6,845,601	35,036
Richard M. Frank	6,026,542	854,095
Robert D. McTeer	6,847,097	33,540
Frederick R. Meyer	6,025,454	855,183
Jon L. Mosle, Jr.	6,826,268	54,369
Geoffrey Norman	6,025,881	854,756
Raymond E. Wooldridge	6,027,695	852,942

(b)	The ratification of Grant Thornton LLP as our independent auditors for the year ending December 31, 2009.

For	Against	Abstain
6,876,293	3,566	777

(c)	Approval of Amendments to the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan.

For	Against	Abstain
5,225,663	1,282,007	3,222

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 23, 2009	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer