Form 10-Q
period 2009-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2009-10-22
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of October 22, 2009: 7,129,037.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2009 and December 31, 2008

(in thousands, except par value and share amounts)

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,495	$3,498
Accounts receivable	5,647	12,638
Investments, at market value	34,377	28,152
Prepaid income taxes	1,482	—
Deferred income taxes	1,473	1,781
Other current assets	491	700

Total current assets	46,965	46,769
Goodwill	2,302	2,302
Deferred income taxes	478	934
Property and equipment, net of accumulated depreciation of $1,254 and $1,234	634	842

Total assets	$50,379	$50,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,659	$1,105
Dividends payable	2,140	2,087
Compensation and benefits payable	3,805	7,052
Income taxes payable	—	1,359
Other current liabilities	11	9

Total current liabilities	7,615	11,612
Deferred rent	317	441

Total liabilities	7,932	12,053

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 7,286,377 and outstanding 7,129,037 shares at September 30, 2009; issued 7,052,727 and outstanding 6,958,238 shares at December 31, 2008	73	71
Additional paid-in capital	44,900	37,458
Treasury stock, at cost – 157,340 shares at September 30, 2009; 94,489 shares at December 31, 2008	(6,026)	(3,500)
Retained earnings	3,500	4,765

Total stockholders’ equity	42,447	38,794

Total liabilities and stockholders’ equity	$50,379	$50,847

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUES:
Advisory fees
Asset-based	$8,773	$7,381	$22,118	$20,377
Performance-based	—	—	—	80
Trust fees	2,642	2,845	7,366	8,270
Other revenues, net	226	(134)	346	143

Total revenues	11,641	10,092	29,830	28,870

EXPENSES:
Employee compensation and benefits	6,381	5,498	16,965	15,512
Sales and marketing	154	263	448	595
WHG mutual funds	145	94	425	235
Information technology	309	296	925	823
Professional services	376	450	1,130	1,337
General and administrative	678	727	1,906	1,993

Total expenses	8,043	7,328	21,799	20,495

Income before income taxes	3,598	2,764	8,031	8,375
Provision for income taxes	1,284	1,028	2,857	2,953

Net income	$2,314	$1,736	$5,174	$5,422

Earnings per share:
Basic	$0.36	$0.28	$0.82	$0.89
Diluted	$0.35	$0.27	$0.78	$0.84

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009

(in thousands, except share amounts)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2009	6,958,238	$71	$37,458	$(3,500)	$4,765	$38,794
Net income					5,174	5,174
Issuance of restricted stock, net	233,150	2	(2)			—
Dividends declared ($0.90 per share)					(6,439)	(6,439)
Restricted stock amortization			5,694			5,694
Tax benefit related to equity compensation			1,743			1,743
Stock options exercised	500	—	7			7
Purchase of treasury stock	(62,851)			(2,526)		(2,526)

BALANCE, September 30, 2009	7,129,037	$73	$44,900	$(6,026)	$3,500	$42,447

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,174	$5,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	180	173
Unrealized (gains) and losses on investments	(528)	505
Restricted stock amortization	5,694	4,927
Deferred income taxes	764	155
Excess tax benefits from stock-based compensation	(1,504)	(2,188)
Net sales (purchases) of investments – trading securities	(5,955)	(13,510)
Change in operating assets and liabilities:
Accounts receivable	6,991	1,819
Other assets	210	242
Accounts payable and accrued liabilities	554	170
Compensation and benefits payable	(3,247)	(1,506)
Income taxes payable	(1,098)	(1,370)
Other liabilities	(41)	(27)

Net cash provided by (used in) operating activities	7,194	(5,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(46,738)	(20,098)
Sales of money market funds – available for sale	46,996	29,710
Purchase of property and equipment	(54)	(125)

Net cash provided by investing activities	204	9,487

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,526)	(2,430)
Excess tax benefits from stock-based compensation	1,504	2,188
Cash dividends	(6,386)	(5,884)
Proceeds from exercise of stock options	7	208

Net cash used in financing activities	(7,401)	(5,918)

NET DECREASE IN CASH	(3)	(1,619)
Cash and cash equivalents, beginning of period	3,498	4,560

Cash and cash equivalents, end of period	$3,495	$2,941

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,191	$4,170
Issuance of restricted stock, net	7,263	7,032
Tax benefit allocated directly to equity	1,743	2,430

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood,” the “Company,” “we,” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust (“Westwood Trust”). Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, a family of mutual funds, which we call the WHG Funds, mutual funds and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenue and results of operations.

Westwood Management is a registered investment advisor under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2009, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and, therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.

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

Goodwill

During the third quarter of 2009, we completed our annual impairment assessment as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 350. No impairment loss was required. We perform our annual impairment assessment in the third quarter as of July 1 and would reassess if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach. No events occurred since our last assessment that indicated that these assets should be retested for impairment.

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

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC No. 820 establishes a three tier hierarchy for measuring fair value as follows: level 1 – quoted market prices in active markets, level 2 – inputs other than quoted prices that are directly or indirectly observable and level 3 – unobservable inputs where there is little or no market activity. The fair value of our investments in “Note 3. Investments” were determined using quoted prices from active markets (level 1).

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Earnings per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2009 and 2008, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of shares of restricted stock and stock options granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$2,314	$1,736	$5,174	$5,422

Weighted average shares outstanding – basic	6,402,796	6,190,630	6,314,322	6,077,341
Dilutive potential shares from stock options	27,423	33,624	27,333	35,487
Dilutive potential shares from restricted shares	232,083	288,466	303,737	325,300

Weighted average shares outstanding – diluted	6,662,302	6,512,720	6,645,392	6,438,128

Earnings per share:
Basic	$0.36	$0.28	$0.82	$0.89
Diluted	$0.35	$0.27	$0.78	$0.84

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC No. 718, Compensation-Stock Compensation. Under ASC No. 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost we record for these awards is based on their grant-date fair value as required by ASC No. 718.

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

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2009:
U.S. Government and Government agency obligations	$30,448	$19	$—	$30,467
Funds:
Money market	1,341	—	—	1,341
Equity	2,804	28	(263)	2,569

Marketable securities	$34,593	$47	$(263)	$34,377

December 31, 2008:
U.S. Government and Government agency obligations	$22,142	$83	$—	$22,225
Funds:
Money market	1,843	—	—	1,843
Equity	4,910	—	(826)	4,084

Marketable securities	$28,895	$83	$(826)	$28,152

4. EQUITY:

On July 23, 2009, we declared a quarterly cash dividend of $0.30 per share on common stock payable on October 1, 2009 to stockholders of record on September 15, 2009.

On July 23, 2009, we granted an aggregate of 10,500 shares of restricted stock to non-employee directors. These shares are subject to vesting conditions as described in “Note 5. Stock Based Compensation”.

On July 1, 2009, we purchased 39,551 shares of our common stock from employees of Westwood to satisfy tax obligations related to vested restricted shares. The shares were purchased at $41.89, the closing price of our common stock on that date and are shown as treasury shares at cost in the equity section of our balance sheet.

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

5. STOCK-BASED COMPENSATION

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant. The Plan reserves shares of Westwood common stock for issuance to eligible employees,

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 2,648,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At September 30, 2009, approximately 699,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements (in thousands):

	Nine months ended September 30,
	2009	2008
Total stock-based compensation expense	$5,694	$4,927
Total income tax benefit recognized related to stock-based compensation	3,681	4,067

Restricted Stock

Under the Plan, we have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of September 30, 2009, there was approximately $15.5 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.7 years. In order to satisfy tax liabilities employees will owe on their vested shares, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. For 2009, we expect the number of shares withheld for this purpose to total 62,851 shares. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and the non-employee directors’ shares vest over one year. For the nine months ended September 30, 2009, we recorded approximately $4.8 million of expense for these grants. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the nine months ended September 30, 2009:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2009	507,450	$29.74
Granted	242,500	31.15
Vested	(191,450)	26.06
Forfeited	(9,350)	31.15

Non-vested, September 30, 2009	549,150	31.62

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

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2009	175,000	$18.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, September 30, 2009	175,000	18.81

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

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable and became fully expensed in 2006. The following table sets forth the summary of option activity under our stock option program for the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding, January 1, 2009	57,400	$12.93
Granted	—	—
Exercised	(500)	14.80
Forfeited/expired	—	—

Options outstanding, September 30, 2009	56,900	12.92	2.75	$1,239,000

The total intrinsic value of options exercised during the nine month periods ended September 30, 2009 and 2008 was $11,000 and $531,000, respectively. Options exercised represent newly issued shares.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. SUBSEQUENT EVENTS

There were no subsequent events to report between September 30, 2009, the date of these financial statements, and October 22, 2009, the date these financial statements were issued.

7. SEGMENT REPORTING:

We operate two segments: the Westwood Management segment and the Westwood Trust segment. These segments are managed separately based on types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes. Westwood Holdings, the parent company of Westwood Management and Westwood Trust, does not have revenues or employees and is the entity in which we record stock based compensation expense.

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2009
Net revenues from external sources	$8,998	$2,643	$—	$—	$11,641
Net intersegment revenues	875	3	—	(878)	—
Income before income taxes	4,960	610	(1,972)	—	3,598
Segment assets	40,410	4,944	5,025	—	50,379
Segment goodwill	1,790	512	—	—	2,302

Three months ended September 30, 2008
Net revenues from external sources	$7,227	$2,865	$—	$—	$10,092
Net intersegment revenues	986	2	—	(988)	—
Income before income taxes	4,015	524	(1,775)	—	2,764
Segment assets	31,855	4,506	4,387	—	40,748
Segment goodwill	1,790	512	—	—	2,302

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Nine months ended September 30, 2009
Net revenues from external sources	$22,459	$7,371	$—	$—	$29,830
Net intersegment revenues	2,472	9	—	(2,481)	—
Income before income taxes	12,179	1,546	(5,694)	—	8,031

Nine months ended September 30, 2008
Net revenues from external sources	$20,534	$8,336	$—	$—	$28,870
Net intersegment revenues	2,940	6	—	(2,946)	—
Income before income taxes	11,508	1,794	(4,927)	—	8,375

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages its clients’ accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management, and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on the assets under management on the last day of the preceding quarter, quarterly in arrears based on the assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. A limited number of our clients have a performance-based fee component in their contract, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue from performance-based fees at the end of the measurement period. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, our financial statements do not contain a significant amount of deferred revenue.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management, which in turn is influenced by the complexity of the operations of the trust and the services provided. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Most trust fees are paid quarterly in advance and are recognized as services are rendered. Since the majority of Westwood Trusts’ advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, our financial statements do not contain a significant amount of deferred revenue.

Our other revenues generally consist of unrealized gains and losses on our investments and interest and investment income. We invest most of our cash in U.S. Treasury Bills, although we also invest smaller amounts in money market funds and equity instruments.

Assets Under Management

Assets under management increased $1.2 billion to $9.5 billion at September 30, 2009, compared with $8.3 billion at September 30, 2008. The average of beginning and ending assets under management for the third quarter of 2009 was $8.9 billion compared to $8.0 billion for the third quarter of 2008, an increase of 11%. The increase in period ending assets under management was principally due to asset inflows from new and existing clients and was partially offset by market depreciation of assets under management and the withdrawal of assets by certain clients. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of September 30, 2009 and 2008:

	As of September 30, (in millions)		% Change September 30, 2009 vs. September 30, 2008
	2009	2008
Westwood Management
Separate Accounts	$4,572	$3,613	27%
Subadvisory	1,892	1,756	8
WHG Funds	458	322	42
Westwood Funds	292	335	(13)
Managed Accounts	430	484	(11)

Total	7,644	6,510	17

Westwood Trust
Commingled Funds	1,427	1,362	5
Private Accounts	348	304	14
Agency/Custody Accounts	92	108	(15)

Total	1,867	1,774	5

Total Assets Under Management	$9,511	$8,284	15%

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2009 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2009 vs. September 30, 2008	Nine months ended September 30, 2009 vs. September 30, 2008
	2009	2008	2009	2008
Revenues
Advisory fees
Asset-based	$8,773	$7,381	$22,118	$20,377	19%	9%
Performance-based	—	—	—	80	—	(100)
Trust fees	2,642	2,845	7,366	8,270	(7)	(11)
Other revenues	226	(134)	346	143	269	142

Total revenues	11,641	10,092	29,830	28,870	15	3

Expenses
Employee compensation and benefits	6,381	5,498	16,965	15,512	16	9
Sales and marketing	154	263	448	595	(41)	(25)
WHG mutual funds	145	94	425	235	54	81
Information technology	309	296	925	823	4	12
Professional services	376	450	1,130	1,337	(16)	(15)
General and administrative	678	727	1,906	1,993	(7)	(4)

Total expenses	8,043	7,328	21,799	20,495	10	6

Income before income taxes	3,598	2,764	8,031	8,375	30	(4)
Provision for income taxes	1,284	1,028	2,857	2,953	25	(3)

Net income	$2,314	$1,736	$5,174	$5,422	33%	(5)%

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Total Revenues. Our total revenues increased by 15% to $11.6 million for the three months ended September 30, 2009 compared with $10.1 million for the three months ended September 30, 2008. Asset-based advisory fees increased by 19% to $8.8 million for the three months ended September 30, 2009 compared with $7.4 million for the three months ended September 30, 2008, as a result of increased average assets under management by Westwood Management due to inflows from new and existing clients, partially offset by market depreciation of assets and the withdrawal of assets by certain clients, as well as higher average fee realization. Trust fees decreased by 7% to $2.6 million for the three months ended September 30, 2009 compared with $2.8 million for the three months ended September 30, 2008 as a result of lower assets under management by Westwood Trust at the beginning of the quarter due to market depreciation of assets. Net asset inflows partially offset this decrease. Other revenues, which generally consist of interest and investment income, increased by 269% to $226,000 for the three months ended September 30, 2009 compared with $(134,000) for the three months ended September 30, 2008. Other revenues are presented net and increased primarily due to an increase of $436,000 in net realized and unrealized gains on investments, partially offset by a decrease of $63,000 in interest and dividend income due to lower interest rates and a shift into lower yielding U.S. Treasury Bills.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits costs increased by 16% to $6.4 million for the three months ended September 30, 2009 compared with $5.5 million for the three months ended September 30, 2008. The increase was primarily due to increases of $572,000 in incentive compensation expense as a result of higher pretax income, $196,000 in restricted stock expense due to additional employee restricted stock grants in February 2009 as well as the higher price at which these shares were granted compared to prior grants and $92,000 in salary expense due primarily to increased average headcount. In the second quarters of 2009 and 2008, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Executive Officer and Chief Investment Officer to vest in each year. As a result, we recognized expense of approximately $470,000 in both the current and prior year second and third quarters related to these performance-based restricted stock grants. We expect to recognize a similar amount in the fourth quarter of 2009 related to these performance-based restricted stock grants. We had 63 full-time employees as of September 30, 2009 and September 30, 2008.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs decreased by 41% to $154,000 for the three months ended September 30, 2009 compared with $263,000 for the three months ended September 30, 2008. The decrease is primarily the result of decreased travel and direct marketing expense.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG Mutual Funds expenses increased by 54% to $145,000 for the three months ended September 30, 2009 compared with $94,000 for the three months ended September 30, 2008 due to increased legal costs related to a planned mutual fund acquisition. We have entered into an asset purchase agreement with Baxter Financial Corporation, the investment advisor to the Philadelphia Fund (PHILX), to acquire substantially all of the assets of Baxter related to its management of the Philadelphia Fund. The asset purchase agreement is subject to certain customary closing conditions. In connection with this acquisition, the Philadelphia Fund would be reorganized into the WHG LargeCap Value Fund (WHGLX), a mutual fund advised by Westwood. The related agreement and plan of reorganization has been approved by both funds’ boards and is subject to approval by shareholders of the Philadelphia Fund and other closing conditions. The reorganization agreement has been submitted to Philadelphia Fund shareholders for their approval at a special meeting during the fourth quarter of 2009. As of September 30, 2009 the Philadelphia Fund had net assets of approximately $54 million and the WHG LargeCap Value Fund had net assets of approximately $130 million.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 4% to $309,000 for the three months ended September 30, 2009 compared with $296,000 for the three months ended September 30, 2008. The increase is primarily due to increased expenses for support services and software, partially offset by a decrease in research and hardware maintenance expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses decreased by 16% to $376,000 for the three months ended September 30, 2009 compared with $450,000 for the three months ended September 30, 2008. The decrease is primarily due to growth common trust funds sponsored by Westwood Trust being temporarily invested in passive index funds. We expect to resume paying subadvisory fees to a newly hired active growth manager in the fourth quarter 2009. We also realized a decrease in legal expenses. An increase in other professional expenses partially offset these decreases.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses decreased by 7% to $678,000 for the three months ended September 30, 2009 compared with $727,000 for the three months ended September 30, 2008. The decrease is primarily due to decreases in custody expense, other expenses and training and seminar expense. These decreases were partially offset by increases in miscellaneous and insurance expenses.

Provision for Income Tax Expense. Provision for income tax expenses increased by 25% to $1,284,000 for the three months ended September 30, 2009 compared with $1,028,000 for the three months ended September 30, 2008. The effective tax rate was 35.7% for the three months ended September 30, 2009 compared to 37.2% for the three months ended September 30, 2008.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Total Revenues. Our total revenues increased by 3% to $29.8 million for the nine months ended September 30, 2009 compared with $28.9 million for the nine months ended September 30, 2008. Asset-based advisory fees increased by 9% to $22.1 million for the nine months ended September 30, 2009 compared with $20.4 million for the nine months ended September 30, 2008, as a result of increased average assets under management by Westwood Management due to inflows from new and existing clients, partially offset by market depreciation of assets and the withdrawal of assets by certain clients. Trust fees decreased by 11% to $7.4 million for the nine months ended September 30, 2009 compared with $8.3 million for the nine months ended September 30, 2008, as a result of decreased average assets under management by Westwood Trust due to market depreciation of assets and the withdrawal of assets by certain clients. Inflows from new clients partially offset these decreases. Other revenues increased by 142% to $346,000 for the nine months ended September 30, 2009 compared with $143,000 for the nine months ended September 30, 2008. Other revenues increased primarily due to an increase of $531,000 in net unrealized and realized gains on investments, partially offset by a decrease in interest and dividend income due to lower interest rates, a shift into lower yielding U.S. Treasury Bills and lower dividends from Teton Advisors, Inc. (“Teton”). Westwood Management owns shares of Class A Common Stock representing a 15.3% economic interest in Teton, the adviser to the Westwood Funds. Westwood is the subadvisor to three of the six Westwood Funds.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 9% to $17.0 million for the nine months ended September 30, 2009 compared with $15.5 million for the nine months ended September 30, 2008. The increase is primarily due to increases of $768,000 in restricted stock expense due to additional employee restricted stock grants in February 2009 as well as the higher price at which these shares were granted compared to prior grants, $449,000 in salary expense due primarily to increased average headcount, $243,000 in incentive compensation expense and $36,000 in health insurance expense. These increases were offset by decreased profit sharing expense. We had 63 full-time employees as of September 30, 2009 and September 30, 2008.

Sales and Marketing. Sales and marketing costs decreased by 25% to $448,000 for the nine months ended September 30, 2009 compared with $595,000 for the nine months ended September 30, 2008. The decrease is primarily the result of decreased travel, direct marketing and advertising expenses, partially offset by an increase in entertainment expense.

WHG Mutual Funds. WHG Mutual Funds expenses increased by 81% to $425,000 for the nine months ended September 30, 2009 compared with $235,000 for the nine months ended September 30, 2008 due to legal costs related to the asset purchase agreement with Baxter Financial and planned reorganization of the Philadelphia Fund into the WHG LargeCap Value Fund.

Information Technology. Information technology costs increased by 12% to $925,000 for the nine months ended September 30, 2009 compared with $823,000 for the nine months ended September 30, 2008. The increase is primarily due to increased expenses for support services, data fees and software.

Professional Services. Professional services expenses decreased by 15% to $1.1 million for the nine months ended September 30, 2009 compared with $1.3 million for the nine months ended September 30, 2008. The decrease is primarily due to lower advisory fees paid to external subadvisors due to decreased average assets under management in international equity and domestic growth and decreased fees related to growth common trust funds sponsored by Westwood Trust. Increased legal expenses and other professional service expenses partially offset this decrease.

General and Administrative. General and administrative expenses decreased by 4% to $1.9 million for the nine months ended September 30, 2009 compared with $2.0 million for the nine months ended September 30, 2008. The decrease is primarily due to decreases in miscellaneous expenses, training and seminar expense, custody expense and office supplies expense, partially offset by increases in insurance and other expenses.

Provision for Income Tax Expense. Provision for income tax expenses decreased by 3% to $2,857,000 for the nine months ended September 30, 2009 compared with $2,953,000 for the nine months ended September 30, 2008 as a result of decreased income. The effective tax rate was 35.6% for the nine months ended September 30, 2009 compared to 35.3% for the nine months ended September 30, 2008.

Supplemental Financial Information

As supplemental information, we provide non-generally accepted accounting principles (“non-GAAP”) performance measures that we refer to as cash earnings and cash expenses. We provide these measures in addition to, but not as a substitute for, net income and total expenses, which are reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Management and our board of directors review cash earnings and cash expenses to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income and total expenses, are useful for both management and investors to evaluate our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without considering financial information prepared in accordance with GAAP.

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

Our cash earnings increased by 22% to $4.3 million for the three months ended September 30, 2009 compared with $3.5 million for the three months ended September 30, 2008 primarily due to an increase in total revenues. For the nine months ended September 30, 2009, cash earnings increased by 5% to $10.9 million compared with $10.3 million for the nine months ended September 30, 2008 primarily due to an increase in total revenues.

The following tables provide a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended September 30		% Change
	2009	2008
Net Income	$2,314	$1,736	33%
Add: Restricted stock expense	1,972	1,775	11

Cash earnings	$4,286	$3,511	22

Total expenses	$8,043	$7,328	10
Less: Restricted stock expense	(1,972)	(1,775)	11

Cash expenses	$6,071	$5,553	9%

	Nine Months Ended September 30		% Change
	2009	2008
Net Income	$5,174	$5,422	(5)%
Add: Restricted stock expense	5,694	4,927	16

Cash earnings	$10,868	$10,349	5

Total expenses	$21,799	$20,495	6
Less: Restricted stock expense	(5,694)	(4,927)	16

Cash expenses	$16,105	$15,568	3%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2009, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2009, cash flow provided by operating activities, principally our investment advisory business, was $7.2 million. The cash we generated from operations was supplemented by collections of receivables, partially offset by the net purchases of trading securities and incentive compensation payments. At September 30, 2009, we had working capital of $39.4 million. Cash flow provided by investing activities during the nine months ended September 30, 2009 of $204,000 was related to net sales of investments, partially offset by purchases of fixed assets. Cash flow used in financing activities during the nine months ended September 30, 2009 of $7.4 million was due to cash dividends paid to our stockholders and the purchase of treasury shares. Those cash uses were partially offset by tax benefits from stock-based compensation.

We had cash and investments of $37.9 million as of September 30, 2009 and $31.7 million as of December 31, 2008. Dividends payable were $2.1 million as of September 30, 2009 and December 31, 2008, respectively. We had no liabilities for borrowed money at September 30, 2009.

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

Recent Accounting Pronouncements

In December 2007, the FASB amended ASC No. 805, “Business Combinations” (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008 and will have no impact on our transactions recorded to date.

In May 2009, the FASB issued ASC No. 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted ASC 855 in the second quarter and it did not have an impact on our financial statements.

In April 2009, the FASB issued further guidance under ASC No. 825, “Financial Instruments” (“ASC 825”). The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting and requires those disclosures in summarized financial information at interim reporting periods. This guidance was effective for the second quarter of 2009 and did not have a material impact on our financial statements.

In April 2009, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The additional guidance addresses estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased along with providing guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 was effective for the second quarter of 2009 and did not have a material impact on our financial statements.

In June 2009, the FASB issued ASC No. 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 established Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB and requires references to the codification in place of references to previously issued and organized accounting pronouncements. We adopted ASC 105 during the quarter just ended and it did not have a material impact on our financial statements.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

For the quarter just completed, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of these proceedings will have a material impact on our financial position, operations or cash flow.

ITEM 1A.	RISK FACTORS

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2009	39,551	$41.89	—	—
August 1 through August 31, 2009	—	—	—	—
September 1 through September 30, 2009	—	—	—	—

Total	39,551	$41.89	—	—

Note: The treasury shares were purchased from Westwood employees at the market close price on the date of purchase in order to assist our employees in satisfying their tax obligations from restricted shares that vested. We anticipate purchasing additional treasury shares in subsequent years for the same purpose.

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

Dated: October 22, 2009	WESTWOOD HOLDINGS GROUP, INC.

	By:	/S/ BRIAN O. CASEY
Brian O. Casey
Chief Executive Officer

	By:	/S/ WILLIAM R. HARDCASTLE, JR.
William R. Hardcastle, Jr.
Chief Financial Officer