Form 10-K
period 2009-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2010-02-25
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant's telephone number, including area code: (214) 756-6900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value on June 30, 2009 of the voting and non-voting common equity held by non-affiliates of the registrant was $235,650,000. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant's Common Stock, par value $0.01 per share, outstanding as of February 22, 2010: 7,151,472.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant's definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

General

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, a family of mutual funds, which we call the WHG Funds, other mutual funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2009, Westwood Management and Westwood Trust collectively managed assets valued at approximately $10.2 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods of ten years and longer, our principal asset classes rank at or above the median in performance within their peer groups.

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

Available Information

We maintain a website at www.westwoodgroup.com. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC. All filings made by us with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website. Additionally, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and our Audit Committee, Compensation Committee and Governance/Nominating Committee Charters are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to William R. Hardcastle, Jr. at the address set forth in the front of this Report. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Westwood Holdings Group, Inc. that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov.

Westwood Management

General

Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations, having at least $10 – $25 million in investable assets, depending on the asset class. Westwood Management also provides advisory services to the WHG Funds and subadvisory services to other mutual funds. Our overall investment philosophy is determined by a team of professionals including our chief investment officer, Susan M. Byrne, and, with respect to the bulk of assets under management, consists of a value-oriented approach focused on achieving a superior, risk-adjusted return by investing in companies generating high levels of free cash flow with strong balance sheets and positioned for growth but not fully recognized as such in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Westwood Management’s investment advisory team consists of a number of investment management, research and trading professionals with substantial investment management experience. The continuity of the team and its years of experience are critical elements in successfully managing investments.

Managed Asset Classes

Asset Management. We offer a broad range of investment asset classes allowing us to serve various types of clients and varying investment objectives. More than half of our assets under management are invested in our LargeCap Value asset class. The following sets forth the principal asset classes currently managed by Westwood Management:

LargeCap Value: Investments in equity securities of approximately 45-60 well-seasoned companies with market capitalizations generally over $5 billion. This portfolio is invested in companies where we expect that future profitability, driven by operational improvements, will be higher than expectations reflected in current share prices. The median market capitalization of our LargeCap Value portfolio was $31.8 billion as of December 31, 2009.

MidCap Value: Investments in equity securities of approximately 50-70 companies with market capitalizations between $4 billion and $20 billion. Similar to the LargeCap Value asset class, we seek to discover operational improvements that are driving earnings growth within small to mid-size companies that can be purchased inexpensively.

SMidCap Value: Investments in equity securities of approximately 45-60 companies with market capitalizations between $100 million and $10 billion. Similar to our other value-oriented asset classes, we seek to discover operational improvements that are driving earnings growth within small to mid-size companies that can be purchased inexpensively.

SmallCap Value: Investments in equity securities of approximately 50-70 companies with market capitalizations between $100 million and $2.5 billion. Similar to our other value-oriented asset classes, we seek to invest in high quality companies whose earnings growth is driven by operational improvements not yet fully recognized by the market.

AllCap Value: Investments in equity securities of approximately 60-80 well-seasoned companies. The portfolio is generally comprised of the best ideas within all market capitalizations above $100 million. Similar to our other value-oriented asset classes, we seek to invest in companies across a broad range of market capitalizations where we expect that future profitability, driven by operational improvements, will be higher than expectations currently reflected in share prices.

LargeCap Enhanced: Investments in equity securities of approximately 75-100 long and 20-30 short, well-seasoned companies with market capitalizations above $3 billion. Using fundamental research with a quantitative screening overlay, this portfolio is invested in companies where we expect that future profitability, driven by operational improvements, will be higher than expectations reflected in current share prices and also shorts companies where we expect that future profitability is below what is reflected in current share prices.

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

We employ a value-oriented approach in managing our equity asset classes. The common thread that permeates our investment strategies is our focus on a disciplined approach to controlling risk and, whenever possible, preserving the core value of our clients’ assets. Our value-oriented asset classes place a greater emphasis on identifying companies where earnings result from actual operational improvements rather than from improvements derived from financial statement adjustments. Our desire to prevent the loss of the core value of client assets is the overriding objective of this strategy, even at the cost of potentially higher returns. Through investments in companies that exhibit these characteristics, Westwood Management seeks to demonstrate consistently superior performance relative to our industry peers and relevant benchmark indices.

More than half of our assets under management are invested in equity securities of companies with large market capitalizations. When measured over multi-year periods, ten years and longer, Westwood Management’s principal asset classes have consistently ranked above the median within peer group performance rankings according to recognized industry sources, including Morningstar, Inc.

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

Under our subadvisory agreement with Teton Advisors, Inc. (formerly Gabelli Advisers, Inc.), Westwood Management provides investment advisory services to the GAMCO Westwood Funds family of mutual funds. Westwood Management owns shares of Class A Common Stock representing a 15.3% economic interest in Teton Advisors, Inc., an affiliate of GAMCO Investors, Inc. Based on SEC filings, we believe that GAMCO Investors, Inc. owned 13.2% of our common stock as of December 31, 2009. Westwood Management received subadvisory payments from Teton Advisors, Inc. of $617,000, $784,000 and $844,000 for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

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

One of our largest clients in terms of assets paid us both asset-based and performance-based advisory fees two of the last three years. Due to a significant performance fee earned in 2008, this client accounted for 19.5% of our fee revenues in 2008; however, this client did not pay us a performance fee in 2009 and accounted for less than 1% of our revenues for the year ended December 31, 2009. Our four largest clients accounted for approximately 13.1% of fee revenues for the year ended December 31, 2009. The loss of some or all of these large clients or the failure to achieve superior investment performance necessary to earn a performance fee could have a material adverse affect on our business and our results of operations.

Westwood Trust

General

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals generally having at least $1 million in assets under management. Westwood Trust seeks to define and improve the risk/return profile of the client’s investment portfolio by complementing or enhancing existing investment strategies. Westwood Trust provides back office services to its clients, including tax reporting, distribution of income to beneficiaries, preparation of account statements and attending to the special needs of particular trusts, and also serves as trustee for tax and estate-planning purposes and for special needs trusts. Westwood Trust is chartered and regulated by the Texas Department of Banking.

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

Enhanced Balanced Portfolios

Westwood Trust is a strong proponent of asset class diversification, and offers its clients the ability to diversify among multiple different asset classes. Westwood Trust Enhanced Balanced ™ portfolios seek to combine these asset classes into a customizable portfolio for clients seeking to maximize return for a given level of risk. Periodic adjustments are made to asset class weightings in Enhanced Balanced ™ portfolios based on historical returns, risk and correlation data, as well as an analysis of our capital markets outlook.

Distribution Channels

We market our services through several distribution channels that allow us to expand the reach of our investment advisory services. These channels enable us to leverage existing distribution infrastructure and capabilities of other financial services firms and intermediaries while focusing on our core competency of developing outstanding investment asset classes.

Institutional Investment Consultants

Investment management consulting firms serve as gatekeepers to many corporate retirement plans, public retirement plans, endowments and foundations, which represent Westwood’s primary client target markets. Consultants provide guidance to their clients in setting asset allocation strategy, as well as creating investment policies. Consultants also make recommendations for investment firms they believe can best meet their client’s investment objectives. We have established strong relationships with many national and regional investment consulting firms, which has resulted in our being considered and hired by many of their clients. Continuing to enhance our existing consulting firm relationships, as well as forging new relationships, serves to increase the awareness of our services in both the consultant community and their underlying institutional client base.

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

Grow assets in our additional asset classes. LargeCap Value is our flagship product and we believe it has significant capacity for additional assets; however, we continue to develop additional asset classes in response to client needs and the opportunities we see in the marketplace. We believe these additional asset classes provide opportunities for us to grow our assets under management. For instance, we have achieved meaningful growth in assets in our SMidCap Value product since we began marketing this asset class to institutions in 2004. As a result of this growth, the SMidCap Value asset class was closed to new institutional assets in 2009. The WHG SMidCap mutual fund remains open. We have also developed new asset classes in recent years that we intend to introduce to the institutional marketplace in the future. SmallCap Value has a six-year track record, Income Opportunity has compiled a seven-year track record and AllCap Value will soon complete an eight-year track record. We began marketing SmallCap Value to institutions in 2007 and it has already completed the approval process at many investment consulting firms, earning several institutional mandates. Our AllCap product has been receiving increased interest and was awarded several institutional mandates. In 2007, we launched an MLP portfolio in response to the needs of an existing client. We believe that we have the team in place to support these products in the institutional marketplace. If we continue to deliver strong performance, we believe that demand for these asset classes can provide meaningful growth in our assets under management.

Foster continued growth of the Westwood Trust platform. Westwood Trust has experienced solid growth in serving small- to medium-sized institutions and high net worth individuals. We are seeing continued interest from clients and prospects in the diversified, highly attentive service model that we have developed. A significant percentage of new asset growth at Westwood Trust stems from referrals and additional assets from existing clients. We believe the continued acceptance of our Enhanced Balanced ™ product, which offers diversified exposure to multiple asset classes in a tax efficient, comprehensive solution for clients, provides us with opportunities for future growth.

Foster expanded distribution via mutual funds. The WHG Funds consist of WHG SMidCap (WHGMX), WHG Income Opportunity (WHGIX), WHG LargeCap Value (WHGLX), WHG Balanced (WHGBX) and WHG SmallCap Value (WHGSX), which were launched from 2005 through 2007. The WHG Funds, which mirror our institutional strategies, offer capped expense ratios and are available in an institutional share class for all funds. In December 2007 we launched an A share for WHG LargeCap Value and WHG Income Opportunity in order to target No Transaction Fee (“NTF”) mutual fund supermarket platforms and the broker/dealer marketplace. The WHG SMidCap Fund has been awarded a 5-star rating by Morningstar Inc., while WHG LargeCap, WHG Income Opportunity and WHG Balanced each have a 4-star rating. We expect WHG SmallCap Value to be rated by Morningstar Inc. in 2010 after it completes its 3-year track record at the end of the first quarter 2010. In 2009 we reduced the expense cap for WHG Income Opportunity and WHG Balanced in order to increase their appeal to investors. We believe that access to our SMidCap Value, Income Opportunity, LargeCap Value, Balanced and SmallCap Value asset classes via an institutional mutual fund vehicle will present an attractive offering for certain segments of institutional investors, including 401(k) plans.

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

Continue strengthening our brand name. We believe that the strength of our brand name has been a key component to our successful long-term tenure in the investment industry and will continue to be instrumental to our future success. We have developed our strong brand name largely through high profile coverage in various investment publications and electronic media. A number of our investment professionals, including Ms. Byrne, David Spika, Investment Strategist, Mark Freeman, Senior Vice President, and Ragen Stienke, Vice President, enjoy a visible presence in print and electronic media, which we believe enhances our brand name. We will continue to look for creative ways to strengthen our brand name and reputation in our target client markets.

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

Employees

At December 31, 2009, we had 64 full-time employees, including 27 investment management, research and trading professionals, 19 marketing and client service professionals, and 18 operations and business management professionals. No employees are represented by a labor union and we believe our employee relations to be good.

Segment information

For information about our operating segments, Westwood Management and Westwood Trust, please see footnote 14 “Segment Reporting” in the financial statements accompanying this Report.

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

We have incurred significant costs during the last several years to develop new asset classes, including SmallCap Value, AllCap Value, Income Opportunity, MidCap, LargeCap Enhanced (130/30) and an MLP portfolio, to launch five new mutual funds under the WHG Funds name, and to upgrade our business infrastructure. Some of the costs associated with these improvements will continue to be incurred in future periods and are relatively fixed. We may not realize the benefits of these investments and, in the event we are not able to do so, our growth opportunities may be adversely affected.

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

One of our largest clients in terms of assets paid us both asset-based and performance-based advisory fees two of the last three years. Due to a significant performance fee earned in 2008, this client accounted for 19.5% of our fee revenues for the year ended December 31, 2008; however, this client did not pay us a performance fee in 2009 and accounted for less than 1% of our revenues for the year ended December 31, 2009. Our four largest clients accounted for approximately 13.1% of fee revenues for the year ended December 31, 2009. We are therefore dependent to a significant degree on our ability to maintain our existing relationships with these clients. There can be no assurance that we will be successful in maintaining these existing client relationships, securing additional clients or achieving the superior investment performance necessary to earn a performance-based advisory fee. Any failure by us to retain one or more of these large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

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

We have performance fee agreements with a small number of our clients, which would pay us a fee if we outperform a specified index over predetermined periods of time. There can be no assurance that we will perform well relative to such indexes and the failure to do so would cause us to earn none or only part of those potential revenues, which would have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly from one measurement period to the next, depending on how we perform relative to the indexes specified in these agreements. For example, we earned a significant performance fee in 2008, but did not earn a performance fee in 2009.

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

Market Information

Our common stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “WHG” since July 1, 2002. At December 31, 2009, there were approximately 170 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater. The table below sets forth the high and low sale prices for the common stock, as reported by the NYSE for the periods indicated.

	High	Low
2009
Fourth Quarter	$40.60	$33.35
Third Quarter	42.28	33.50
Second Quarter	44.44	37.28
First Quarter	42.92	24.12
2008
Fourth Quarter	$48.05	$22.47
Third Quarter	53.31	39.05
Second Quarter	43.00	33.38
First Quarter	39.00	32.31

Dividends

We have declared a cash dividend on our common stock for each quarter since the date that our common stock was first publicly traded. The table below sets forth the quarterly dividends declared for the periods indicated.

Quarterly
2009
Fourth Quarter	$0.33
Third Quarter	0.30
Second Quarter	0.30
First Quarter	0.30
2008
Fourth Quarter	$0.30
Third Quarter	0.30
Second Quarter	0.30
First Quarter	0.30

In addition, on February 4, 2010 we declared a quarterly cash dividend of $0.33 per share on our common stock payable on April 1, 2010 to stockholders of record on March 15, 2010. We currently intend to continue paying cash dividends in such amounts as our Board of Directors determines is appropriate. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and subject to some limitations under the Delaware General Corporation Law.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2009 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, our only equity compensation plan in effect at that time. The material terms of this plan were approved by our stockholders at our 2009 Annual Meeting.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	54,900	$12.90	699,000
Equity compensation plans not approved by security holders	—	—	—

Total	54,900	$12.90	699,000

PERFORMANCE GRAPH

The following graph compares total stockholder returns of Westwood since December 31, 2004 with the total return of the Russell 2000 Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 32 publicly traded asset management companies.

Comparison of Cumulative Five Year Total Return

Index	Period ended						Cumulative Five-Year Total Return
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Westwood Holdings Group, Inc.	$100.00	$98.04	$132.45	$224.97	$175.99	$232.67	132.67%
Russell 2000 Index	100.00	104.55	123.76	121.82	80.66	102.58	2.58
SNL Asset Manager Index	100.00	127.18	147.49	167.89	79.79	129.44	29.44

The total return for our stock and for each index assumes $100 invested on December 31, 2004 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE.

The closing price of our common stock on the last trading day of the year ended December 31, 2009 was $36.34 per share. Historical stock price performance is not necessarily indicative of future price performance.

Item 6.	Selected Consolidated Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the five years ended December 31, 2009, except Assets Under Management, is derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm as of and for the years ended December 31, 2009, 2008, 2007 and 2006, and from our consolidated financial statements as audited by Deloitte & Touche LLP, independent registered public accounting firm as of and for the year ended December 31, 2005, and should be read in conjunction with those statements. The information set forth below should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Year ended December 31, (in thousands, except per share amounts)
	2009	2008	2007	2006	2005
Consolidated Statements of Income Data:
Total revenues	$42,553	$46,456	$36,292	$27,364	$21,940
Total expenses	30,235	29,921	24,085	20,110	15,897
Income before income taxes	12,318	16,535	12,207	7,254	6,043
Provision for income taxes	4,423	5,992	4,263	2,785	2,407
Income before cumulative effect of accounting change	7,895	10,543	7,944	4,469	3,636
Net income	7,895	10,543	7,944	4,508	3,636
Income before cumulative effect of change in accounting principle per share – basic	$1.25	$1.73	$1.36	$0.80	$0.67
Income before cumulative effect of change in accounting principle per share – diluted	$1.18	$1.63	$1.28	$0.79	$0.66
Earnings per share – basic	$1.25	$1.73	$1.36	$0.81	$0.67
Earnings per share – diluted	$1.18	$1.63	$1.28	$0.79	$0.66

Cash dividends declared per common share	$1.23	$1.20	$1.15	$1.33	$1.09

	As of December 31, (in thousands)
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and investments	$45,125	$31,650	$26,704	$20,110	$19,775
Total assets	59,886	50,847	39,024	28,722	27,310
Stockholders’ equity	47,218	38,794	29,346	22,735	21,559

Assets Under Management (in millions)	$10,174	$7,185	$7,853	$5,927	$4,928

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additional factors that could cause our actual results to differ materially from our expectations are discussed under the section entitled “Risk Factors” and elsewhere in this Report. You should not rely unduly on these forward-looking statements, which speak only as of the date of this Report. Other unknown or unpredictable factors may cause actual results to differ materially from those projected by the forward-looking statements. Most of these factors are difficult to anticipate and may be beyond our control. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Report or to reflect the occurrence of unanticipated events.

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, the WHG Funds, other mutual funds and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals trust and custodial services and participation in common trust funds that it sponsors. Our revenues are generally derived from fees based on a percentage of assets under management and at December 31, 2009 Westwood Management and Westwood Trust collectively managed assets valued at approximately $10.2 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources, including Morningstar, Inc., when measured over multi-year periods, our principal asset classes have consistently ranked above the median in performance within their peer groups.

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

We began marketing our SMidCap Value product to institutional investment consultants in late 2004. As a result of this targeted marketing effort, assets in SMidCap Value increased from $78 million at December 31, 2004 to $2.7 billion at December 31, 2009. As a result of this growth, the SMidCap Value asset class was closed to new institutional assets in 2009. The WHG SMidCap mutual fund remains open. We continue to devote significant marketing efforts to the institutional market for our LargeCap Value, SmallCap Value, AllCap Value and other products. Our SmallCap Value product has progressed through the approval process at many investment consulting firms and we are seeing interest in this capacity-constrained product. We won our first institutional mandates in AllCap Value in 2009. Between December 2005 and April 2007 we also launched five mutual funds under the WHG Funds name. As of December 31, 2009, assets in these five funds were $566 million. In addition to the funds’ existing institutional share class, in December 2007 we launched an A share for WHG LargeCap Value and WHG Income Opportunity in order to target No Transaction Fee (“NTF”) mutual fund supermarket platforms and the broker/dealer marketplace. We have an additional WHG Fund registered with the SEC, the WHG AllCap Value Fund, and are evaluating opportunities to launch this fund in the future.

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

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Most trust fees are paid quarterly in advance and are recognized as services are rendered. Since the majority of Westwood Trust’s advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, there is not a significant amount of deferred revenue contained in our financial statements.

Our other revenues generally consist of interest and investment income. Although we invest most of our cash in U.S. Treasury securities, we also invest in equity instruments and money market funds.

Assets Under Management

Assets under management increased $3.0 billion, or 42%, to $10.2 billion at December 31, 2009 compared to $7.2 billion at December 31, 2008. This increase was primarily due to market appreciation of assets under management and net inflows of assets from new clients. Quarterly average assets under management increased $747 million, or 10%, to $8.5 billion for 2009 compared with $7.7 billion for 2008.

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

	As of December 31, (in millions)			% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Westwood Management Corp.
Separate Accounts	$4,889	$3,080	$3,846	59%	(20)%
Subadvisory	1,972	1,619	1,051	22	54
WHG Funds	566	253	234	124	8
Westwood Funds	289	300	362	(4)	(17)
Managed Accounts	449	375	491	20	(24)

Total	8,165	5,627	5,984	45	(6)

Westwood Trust
Commingled Funds	1,511	1,173	1,427	29	(18)
Private Accounts	376	286	324	31	(12)
Agency/Custody Accounts	122	99	118	23	(16)

Total	2,009	1,558	1,869	29	(17)

Total Assets Under Management	$10,174	$7,185	$7,853	42%	(9)%

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

	Years ended December 31, (in thousands)			% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Revenues
Advisory fees
Asset-based	$31,794	$26,966	$21,719	18%	24%
Performance-based	—	8,725	3,021	(100)	189
Trust fees	10,304	11,018	10,275	(6)	7
Other revenues	455	(253)	1,277	280	(120)

Total revenues	42,553	46,456	36,292	(8)	28

Expenses
Employee compensation and benefits	23,730	23,209	18,411	2	26
Sales and marketing	576	803	581	(28)	38
WHG mutual funds	600	384	161	56	139
Information technology	1,221	1,114	970	10	15
Professional services	1,531	1,749	1,630	(12)	7
General and administrative	2,577	2,662	2,332	(3)	14

Total expenses	30,235	29,921	24,085	1	24

Income before income taxes	12,318	16,535	12,207	(26)	35
Provision for income taxes	4,423	5,992	4,263	(26)	41

Net income	$7,895	$10,543	$7,944	(25)%	33%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total Revenue. Our total revenues decreased by 8% to $42.6 million in 2009 compared with $46.5 million in 2008. Asset-based advisory fees increased by 18% to $31.8 million in 2009 from $27.0 million in 2008 due to higher average assets under management as a result of market appreciation of assets and net inflows from new clients. Performance-based advisory fees decreased 100% from $8.7 million in 2008 due to no performance fees earned in 2009. We are eligible to earn a performance fee in 2010 dependent upon out-performance in 2010, subject to an under-performance carry-forward from 2009. Trust fees decreased by 6% to $10.3 million in 2009 from $11.0 million in 2008 due to lower average beginning-of-quarter assets under management in 2009. The vast majority of our Trust fees is billed in advance based on assets at the end of the previous quarter and were negatively impacted by the sharp market decline in the fourth quarter of 2008 and the first quarter of 2009. Other revenues, which generally consist of interest and investment income, increased by 280% to $455,000 in 2009 compared with $(253,000) in 2008. Other revenues increased primarily due to a $1.6 million increase in net unrealized gains. Partially offsetting this increase were an increase of $456,000 in net realized losses and a $399,000 decrease in interest and dividend income.

Employee Compensation and Benefits. Employee compensation and benefits, which generally consist of salaries, incentive compensation, equity-based compensation expense and benefits, increased by 2% to $23.7 million compared with $23.2 million in 2008. This increase was primarily due to an increase of $931,000 in restricted stock expense due to additional restricted stock grants in February 2009 as well as the higher market price at the time the shares were granted compared to prior grants, and an increase of $526,000 in salary expense due to salary increases for certain employees and increased headcount. These increases were partially offset by decreases of $845,000 in incentive compensation expense and $203,000 in profit sharing contributions both due to lower pretax income. We had 64 full-time employees as of December 31, 2009 compared to 63 at December 31, 2008.

Sales and Marketing. Sales and marketing costs consist of expenses associated with our marketing efforts, including travel and entertainment, direct marketing, and advertising costs. Sales and marketing costs decreased by 28% to $576,000 in 2009 compared with $803,000 in 2008. The decrease is primarily the result of decreases in travel and entertainment costs of $135,000 and in direct marketing expense of $69,000.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG mutual funds expenses increased 56% to $600,000 in 2009 compared with $384,000 in 2008. This increase is primarily due to a $164,000 increase in legal fees and a $40,000 increase in direct marketing expense. Legal fees were related to the reorganization of the Philadelphia Fund into the WHG LargeCap Value Fund. On November 16, 2009, we acquired the business and substantially all of the related assets of Baxter Financial Corporation related to its management of the Philadelphia Fund. In connection with this acquisition, the Philadelphia Fund was reorganized into the WHG LargeCap Value Fund. Related to this acquisition, we recorded total assets of $2.7 million and deferred liabilities of $1.7 million. We paid consideration on the closing date and are obligated to pay deferred payments twelve and twenty-four months from the transaction closing date.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology expense increased by 10% to $1.2 million in 2009 compared with $1.1 million in 2008. The increase is primarily due to increases of $48,000 in IT environment support costs, $43,000 in software maintenance and licenses and $43,000 in data fees.

Professional Services. Professional services expenses generally consist of audit, external subadvisor expense, legal and other professional fees. Professional services expense decreased by 12% to $1.5 million in 2009 compared with $1.7 million in 2008. The decrease is primarily due to a $354,000 decrease in advisory fees paid to external subadvisors due to growth common trust funds sponsored by Westwood Trust being temporarily invested in passive index funds. Increases of $73,000 in legal expense and $56,000 in other professional fees partially offset the decrease.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, insurance, office supplies, custody expense, investor relations, charitable contributions and other miscellaneous expenses. General and administrative expenses decreased by 3% to $2.6 million in 2009 compared with $2.7 million in 2008. The decrease is primarily due to decreases of $82,000 in miscellaneous expenses, $43,000 in occupancy expense, $40,000 in custody expense and $30,000 in training and seminars expense. Partially offset these decreases, we incurred an increase of $121,000 in insurance expense as we increased professional liability coverage amounts due to the requirements of certain large new clients.

Provision for Income Taxes. Provision for income taxes decreased by 26% to $4.4 million in 2009 compared with $6.0 million in 2008 primarily due to lower income before taxes. The effective tax rate was 35.9% in 2009 compared to 36.2% in 2008.

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

Employee Compensation and Benefits. Employee compensation and benefits increased by 26% to $23.2 million compared with $18.4 million in 2007. This increase resulted primarily due to an increase of $1.6 million in incentive compensation expense due to higher pretax income, an increase of approximately $1.4 million in restricted stock expense due to additional restricted stock grants in February 2008 and July 2007, an increase of $1.2 million in salary expense due to increased headcount and salary increases for certain employees, and an increase of $251,000 in profit sharing contributions. We had 63 full-time employees as of December 31, 2008 compared to 52 at December 31, 2007.

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

In calculating cash earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options, amortization of intangible assets and the deferred taxes related to the tax-basis amortization of goodwill. We define cash expenses as total expenses less non-cash equity-based compensation expense and amortization of intangible assets. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating cash earnings or deduct it when calculating cash expenses because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement.

For the year ended December 31, 2009, our cash earnings decreased by 10% to $15.6 million compared with $17.3 million for the year ended December 31, 2008, primarily due to an 8% decrease in total revenues.

The following table provides a reconciliation of net income to cash earnings and total expenses to cash expenses for the years presented:

(in thousands)	2009	2008	2007	% Change
				2009 vs. 2008	2008 vs. 2007
Net Income	$7,895	$10,543	$7,944	(25)%	33%
Add: Restricted stock expense	7,666	6,735	5,316	14	27
Add: Intangible amortization	13	—	—	—	—
Add: Deferred taxes on goodwill	5	—	—	—	—

Cash earnings	$15,579	$17,278	$13,260	(10)	30

Total expenses	$30,235	$29,921	$24,085	1	24
Less: Restricted stock expense	(7,666)	(6,735)	(5,316)	14	27
Less: Intangible amortization	(13)	—	—	—	—

Cash expenses	$22,556	$23,186	$18,769	(3)%	24%

Liquidity and Capital Resources

Historically we have funded our operations and cash requirements with cash generated from operating activities. As of December 31, 2009, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2009, cash flow provided by operating activities, principally our investment advisory business, was $10.6 million compared to cash used in operations of $6.3 million during 2008 and cash provided by operations of $11.7 million during 2007. The increase of $16.9 million was due primarily to the reduced net purchases of U.S. Treasury Bills and a decrease in accounts receivable. The decrease of $18.0 million from 2007 to 2008 was due primarily to the net purchase of U.S. Treasury Bills and an increase in accounts receivable, partially offset by an increase in cash earnings. At December 31, 2009 and 2008, we had working capital of $43.0 million and $35.2 million, respectively.

Cash flow used in investing activities during 2009 was $1.7 million and was primarily related to net sales of available-for-sale investments and cash paid to acquire a business. Cash flow used in investing activities during 2008 of $13.1 million was primarily due to the net sales of investments, partially offset by the purchase of fixed assets. Cash flow used in investing activities during 2007 of $3.1 million was primarily due to net purchases of available-for-sale investments.

Cash used in financing activities of $9.5 million, $7.9 million and $6.2 million during 2009, 2008 and 2007, respectively, was primarily due to the payment of cash dividends and the purchase of treasury stock, offset in part by excess tax benefits related to vested restricted shares and proceeds from the issuance of stock due to option exercises.

We had cash and investments of $45.1 million and $31.7 million at December 31, 2009 and December 31, 2008, respectively. As required by the Texas Finance Code, Westwood Trust maintains current assets in an amount equal to the required minimum restricted capital of $1.0 million, which is included in Investments in the accompanying consolidated balance sheets. We had no liabilities for borrowed money at December 31, 2009 or December 31, 2008, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

Our future liquidity and capital requirements will depend upon numerous factors including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described in this Form 10-K. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$973	$680	$293	$—
Deferred acquisition liabilities	1,696	900	796	—

Total	$2,669	$1,580	$1,089	$—

Accounting Developments

In December 2007, the FASB amended ASC No. 805, “Business Combinations” (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008. We adopted ASC 805 during 2009 and it did not impact our financial statements.

In December 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 establishes general standards of accounting for and disclosures for interests in variable interest entities (“VIE”). This standard changes the manner in which an entity determines whether it is the primary beneficiary of a VIE, whether that VIE should be consolidated and requires additional disclosures. As proposed, SFAS 167 would be effective for our fiscal year 2010. We are currently evaluating the potential impact of SFAS 167 on our financial statements.

In May 2009, the FASB issued ASC No. 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We have included the required disclosure in the notes to our financial statements.

In April 2009, the FASB issued further guidance under ASC No. 825, “Financial Instruments” (“ASC 825”). The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting and requires those disclosures in summarized financial information at interim reporting periods. This guidance was effective for the second quarter of 2009 and did not have a material impact on our financial statements and disclosures.

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

In June 2009, the FASB issued ASC No. 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 established Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB and requires references to the codification in place of references to previously issued and organized accounting pronouncements. We adopted ASC 105 during 2009 and it did not have a material impact on our financial statements and disclosures.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent losses and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make the accounting policies critical. Historically, actual results have not differed materially from estimates.

Goodwill

During the third quarters of 2009, 2008 and 2007, we completed our annual impairment assessment as required by SFAS 142 “Goodwill and Other Intangible Assets”. No impairment losses were required. We perform our annual impairment assessment as of July 1 and would reassess if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach. No events occurred in the last half of 2009 that indicated that these assets should be retested for impairment.

Intangible Assets

Our intangible assets represent the acquisition date fair value of the mutual fund assets acquired and are reflected net of amortization. In valuing these assets, we made significant estimates regarding the useful life, growth rates and potential attrition of the assets acquired. We periodically review our intangible assets for events or circumstances that would indicate impairment. If the carrying value of these assets exceeded the fair value, we would record an impairment to remove the excess.

Restricted Stock

We have granted restricted stock to employees, non-employee directors and a non-employee consultant. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. The estimate of shares that will not vest due to forfeitures is based on our historical forfeiture rate and our expectation of potential forfeitures, which is dependent upon our judgment. If actual experience differs significantly from these estimates, stock based compensation expense and our results of operations could be materially affected. If forfeitures of restricted stock do not occur or are significantly less than our estimation, we would record as much as $45,000 of compensation cost in addition to what we currently expect to expense over the next 2.2 years.

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

Allocation of Purchase Price paid for Baxter Financial Corporation

On November 16, 2009, we acquired the business and substantially all of the related assets of Baxter Financial Corporation related to its management of the Philadelphia Fund. In connection with this acquisition, the Philadelphia Fund was reorganized into the WHG LargeCap Value Fund. Related to this acquisition, we recorded total assets of $2.7 million and deferred liabilities of $1.7 million. We paid consideration on the closing date and are obligated to pay deferred payments twelve and twenty-four months from the transaction closing date. With the assistance of a third party valuation expert, we made assumptions to determine the values of the assets we acquired and the amount of the deferred liabilities we expect to pay. The settlement amounts of these liabilities could be materially different from what we recorded on the acquisition date, based on the value of assets in the acquired customer accounts as of the deferred payment dates. Any such difference would be recorded in our earnings in the periods leading up to the payments.

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

Accounting for Investments

We have designated our investments, other than money market holdings and shares of Teton Advisors, Inc. (“Teton shares”), as “trading” securities, which are recorded at market value with the related unrealized gains and losses reflected in “Other revenues” in the consolidated statements of income. Our “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual fund and common trust fund shares, are valued based upon quoted market prices and, with respect to funds, the net asset value of the shares held as reported by the fund. We have designated our investments in money market accounts and the Teton shares as “available for sale.” The market values of our money market holdings generally do not fluctuate. The Teton shares are carried at quoted market value with a 25% discount for lack of marketability. Unrealized gains and losses on the Teton shares are recorded through other comprehensive income. Dividends and interest on all of our investments are accrued as earned.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Please refer to Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting on page F-4 of this Report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report can be found on page F-3.

For the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company.

The information required by this item is or will be set forth in the definitive proxy statement relating to the 2010 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/S/ BRIAN O. CASEY	Chief Executive Officer and President (Principal
Brian O. Casey	Executive Officer)

/S/ WILLIAM R. HARDCASTLE, JR.	Chief Financial Officer (Principal Financial Officer)
William R. Hardcastle, Jr.

/S/ CRAIG WHITTEN	Controller (Principal Accounting Officer)
Craig Whitten

/S/ SUSAN M. BYRNE	Chairman of the Board of Directors and Chief Investment
Susan M. Byrne	Officer

/S/ TOM C. DAVIS	Director
Tom C. Davis

/S/ RICHARD M. FRANK	Director
Richard M. Frank

/S/ ROBERT D. MCTEER	Director
Robert D. McTeer

/S/ FREDERICK R. MEYER	Director
Frederick R. Meyer

/S/ JON L. MOSLE, JR.	Director
Jon L. Mosle, Jr.

/S/ GEOFFREY R. NORMAN	Director
Geoffrey R. Norman

/S/ RAYMOND E. WOOLDRIDGE	Director
Raymond E. Wooldridge

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Westwood Holdings Group, Inc.

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2009 and December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

February 25, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Westwood Holdings Group, Inc.

We have audited Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended, and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas

February 25, 2010

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

The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, Westwood’s internal control over financial reporting is effective based on those criteria.

Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page F-3.

By:	/S/ BRIAN O. CASEY
Brian O. Casey, Chief Executive Officer

/S/ WILLIAM R. HARDCASTLE, JR.
William R. Hardcastle, Jr., Chief Financial Officer

February 25, 2010

Dallas, Texas

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(in thousands, except par values and share amounts)

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,879	$3,498
Accounts receivable	6,406	12,638
Investments, at market value	42,246	28,152
Deferred income taxes	2,187	1,781
Other current assets	625	700

Total current assets	54,343	46,769
Goodwill	3,915	2,302
Deferred income taxes	—	934
Intangible assets, net	1,050	—
Property and equipment, net of accumulated depreciation of $1,315 and $1,234	578	842

Total assets	$59,886	$50,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$995	$1,105
Dividends payable	2,359	2,087
Compensation and benefits payable	6,273	7,052
Income taxes payable	823	1,359
Deferred acquisition liability	900	—
Other current liabilities	11	9

Total current liabilities	11,361	11,612
Deferred acquisition liability	796	—
Deferred income taxes	238	—
Deferred rent	273	441

Total long-term liabilities	1,307	441

Total liabilities	12,668	12,053

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 7,308,812 and outstanding 7,151,472 shares at December 31, 2009; issued 7,052,727 and outstanding 6,958,238 shares at December 31, 2008	73	71
Additional paid-in capital	47,741	37,458
Treasury stock, at cost – 157,340 shares at December 31, 2009; 94,489 shares at December 31, 2008	(6,026)	(3,500)
Accumulated other comprehensive income	1,559	—
Retained earnings	3,871	4,765

Total stockholders’ equity	47,218	38,794

Total liabilities and stockholders’ equity	$59,886	$50,847

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share data)

	2009	2008	2007
REVENUES:
Advisory fees
Asset-based	$31,794	$26,966	$21,719
Performance-based	—	8,725	3,021
Trust fees	10,304	11,018	10,275
Other revenues, net	455	(253)	1,277

Total revenues	42,553	46,456	36,292

EXPENSES:
Employee compensation and benefits	23,730	23,209	18,411
Sales and marketing	576	803	581
WHG mutual funds	600	384	161
Information technology	1,221	1,114	970
Professional services	1,531	1,749	1,630
General and administrative	2,577	2,662	2,332

Total expenses	30,235	29,921	24,085

Income before income taxes	12,318	16,535	12,207
Provision for income taxes	4,423	5,992	4,263

Net income	$7,895	$10,543	$7,944

Earnings per share:
Basic	$1.25	$1.73	$1.36
Diluted	$1.18	$1.63	$1.28

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2007	6,638,525	$66	$20,289	$—	$—	$2,380	$22,735
Net income						7,944	7,944
Issuance of restricted stock	154,571	2	(2)				—
Amortization of stock compensation			5,316				5,316
Tax benefit related to equity compensation			1,558				1,558
Dividends declared ($1.15 per share)						(7,746)	(7,746)
Stock options exercised	47,231	—	609				609
Purchases of treasury stock	(32,919)			(1,070)			(1,070)

BALANCE, December 31, 2007	6,807,408	$68	$27,770	$(1,070)	$—	$2,578	$29,346
Net income						10,543	10,543
Issuance of restricted stock	192,500	2	(2)				—
Amortization of stock compensation			6,735				6,735
Tax benefit related to equity compensation			2,699				2,699
Dividends declared ($1.20 per share)						(8,356)	(8,356)
Stock options exercised	19,900	1	256				257
Purchases of treasury stock	(61,570)			(2,430)			(2,430)

BALANCE, December 31, 2008	6,958,238	$71	$37,458	$(3,500)	$—	$4,765	$38,794
Net income						7,895	7,895
Issuance of restricted stock	233,150	2	(2)				—
Issuance of stock for business combination	20,435	—	752				752
Amortization of stock compensation			7,666				7,666
Other comprehensive income – unrealized gain on investment securities					1,559		1,559
Tax benefit related to equity compensation			1,834				1,834
Dividends declared ($1.23 per share)						(8,789)	(8,789)
Stock options exercised	2,500	—	33				33
Purchases of treasury stock	(62,851)			(2,526)			(2,526)

BALANCE, December 31, 2009	7,151,472	$73	$47,741	$(6,026)	$1,559	$3,871	$47,218

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,895	$10,543	$7,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	241	232	228
Amortization of intangible assets	13	—	—
Fair market valuation of deferred acquisition liabilities	23	—	—
Unrealized losses (gains) on investments	(588)	974	102
Restricted stock amortization	7,666	6,735	5,316
Deferred income taxes	(73)	(978)	(256)
Excess tax benefits from stock based compensation	(1,518)	(2,271)	(1,286)
Net purchases of investments – trading securities	(9,721)	(20,256)	(1,339)
Changes in operating assets and liabilities:
Accounts receivable	6,232	(6,039)	(3,488)
Other assets	76	(47)	(186)
Accounts payable and accrued liabilities	(101)	81	246
Compensation and benefits payable	(779)	2,204	2,047
Income taxes payable and prepaid taxes	1,298	2,553	2,374
Other liabilities	(58)	(41)	(16)

Net cash provided by (used in) operating activities	10,606	(6,310)	11,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(64,984)	(34,849)	(8,009)
Sales of money market funds – available for sale	63,597	48,123	5,035
Cash paid for business combination	(251)	—	—
Purchases of property and equipment	(86)	(153)	(114)

Net cash provided by (used in) investing activities	(1,724)	13,121	(3,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(2,526)	(2,430)	(1,070)
Excess tax benefits from stock based compensation	1,518	2,271	1,286
Proceeds from exercise of stock options	33	257	609
Cash dividends	(8,526)	(7,971)	(7,040)

Net cash used in financing activities	(9,501)	(7,873)	(6,215)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(619)	(1,062)	2,383
Cash and cash equivalents, beginning of year	3,498	4,560	2,177

Cash and cash equivalents, end of year	$2,879	$3,498	$4,560

Supplemental cash flow information:
Cash paid during the year for income taxes	$3,199	$4,418	$2,144
Issuance of restricted stock	7,263	7,032	5,330

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2009, 2008 and 2007

1. DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood”, “we” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust (“Westwood Trust”). Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds and also clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals with trust and custodial services and participation in common trust funds that it sponsors. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations.

Westwood Management is a registered investment adviser under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the accounts of Westwood and its wholly-owned subsidiaries, Westwood Management and Westwood Trust. All significant intercompany balances and transactions have been eliminated. We have examined our relationships for potential variable interest entities (“VIE”) and determined that the common trust funds we manage are VIEs in which we have variable interests, but for which consolidation is not required.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. A limited number of our clients have a performance-based fee component in their contract, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter. Consequently there is not a significant amount of deferred revenue contained in our financial statements. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of interest and investment income. These revenues are recognized as earned or as the services are performed.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less.

Investments

Money market securities are generally classified as available for sale securities and have no significantly fluctuating values. Class A shares of Teton Advisors, Inc. (“Teton shares”) are classified as available for sale. All other marketable securities are classified as trading securities. All securities, except the Teton shares, are carried at quoted market value on the accompanying consolidated balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. The Teton shares are carried at quoted market value with a 25% discount for lack of marketability. Unrealized gains and losses on the Teton shares are recorded through other comprehensive income. We measure realized gains and losses on investments using the specific identification method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lease term using the straight-line method. We capitalize leasehold improvements, furniture and fixtures, computer hardware and most office equipment purchases. The following table reflects information about our fixed assets as of December 31, 2009 and 2008.

	2009	2008
Leasehold improvements cost	$504	$613
Leasehold improvements – accumulated depreciation	(278)	(228)
Furniture and fixtures cost	783	763
Furniture and fixtures – accumulated depreciation	(570)	(465)
Computer hardware and office equipment cost	597	701
Computer hardware and office equipment – accumulated depreciation	(458)	(542)

Net fixed assets	$578	$842

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized, but is tested annually for impairment.

During the third quarters of 2009, 2008 and 2007, we completed annual goodwill impairment assessments. No impairment losses were required. We perform our annual impairment assessment as of July 1 and would reassess if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach. No events occurred in the last half of 2009 that would indicate that these assets should be retested for impairment.

Our intangible assets represent the acquisition date fair value of the mutual fund assets acquired and are reflected net of amortization. In valuing these assets, we made significant estimates regarding the useful life, growth rates and potential attrition of the assets acquired. We periodically review our intangible assets for events or circumstances that would indicate impairment. If the carrying value of these assets exceeded the fair value, we would record an impairment to remove the excess.

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

Other Comprehensive Income

We record all changes in other comprehensive income in the Consolidated Statement of Stockholder’s Equity. Other comprehensive income includes unrealized gains on available for sale securities.

Accounting Developments

In December 2007, the FASB amended ASC No. 805, “Business Combinations” (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008. We adopted ASC 805 during 2009 and it did not impact our financial statements.

In December 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 establishes general standards of accounting for and disclosures for interests in variable interest entities (“VIE”). This standard changes the manner in which an entity determines whether it is the primary beneficiary of a VIE, whether that VIE should be consolidated and requires additional disclosures. As proposed, SFAS 167 would be effective for our fiscal year 2010. We are currently evaluating the potential impact of SFAS 167 on our financial statements.

In May 2009, the FASB issued ASC No. 855, “Subsequent Events” (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We have included the required disclosure in the notes to our financial statements.

In April 2009, the FASB issued further guidance under ASC No. 825, “Financial Instruments” (“ASC 825”). The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting and requires those disclosures in summarized financial information at interim reporting periods. This guidance was effective for the second quarter of 2009 and did not have a material impact on our financial statements and disclosures.

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

In June 2009, the FASB issued ASC No. 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 established Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB and requires references to the codification in place of references to previously issued and organized accounting pronouncements. We adopted ASC 105 during 2009 and it did not have a material impact on our financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Based Compensation

We account for stock-based compensation in accordance with ASC 718. Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost we record for these awards is based on their grant-date fair value as required by ASC 718.

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

Fair Value of Financial Instruments

We have determined the estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 4 and 5 are not necessarily indicative of either the amounts realizeable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as WHG Funds mutual funds and Westwood Trust common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, including money market accounts and Teton shares, equals their fair value. The fair value of money market accounts is equal to the net asset value of the shares held as reported by the fund. The market values of our money market holdings generally do not fluctuate. The fair value of the Teton shares is equal to the closing market price as of December 31, 2009 of $15.99 per share less a 25% discount for lack of marketability.

Effective January 1, 2008, we adopted the provisions of ASC 820, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable and

•	level 3 – unobservable inputs where there is little or no market activity.

3. ACCOUNTS RECEIVABLE:

Our trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the years ended December 31, 2009 and 2008. As of December 31, 2008, our accounts receivable balance included $8.7 million due from our largest client. This amount was collected in the first quarter of 2009. The majority of our accounts receivable balances is advisory and trust fees receivable from customers that we believe and have experienced to be fully collectable.

Certain of our directors, executive officers and their affiliates invest their personal funds directly in accounts held and managed by us. There were no amounts due from these accounts as of December 31, 2009 and 2008. For the years 2009, 2008 and 2007, we recorded trust fees from these accounts of $382,000, $407,000 and $296,000, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All of these investments are carried at fair value. The money market funds and Teton shares are accounted for as available for sale securities. The other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2009:
U.S. Government and Government agency obligations	$33,949	$3	$—	$33,952
Funds:
Money Market	3,230	—	—	3,230
Equity – available for sale	—	2,399	—	2,399
Equity – trading	2,823	35	(193)	2,665

Marketable securities	$40,002	$2,437	$(193)	$42,246

December 31, 2008:
U.S. Government and Government agency obligations	$22,142	$83	$—	$22,225
Funds:
Money Market	1,843	—	—	1,843
Equity	4,910	—	(826)	4,084

Marketable securities	$28,895	$83	$(826)	$28,152

The following amounts are included in our income statement under the heading “Other revenues” for the years indicated (in thousands):

	2009	2008	2007
Realized gains	$10	$12	$368
Realized losses	(505)	(51)	(2)

Net realized (losses)/gains	(495)	(39)	366

Interest income—trading	171	161	145
Interest income—available-for -sale	1	255	597
Dividend income	187	295	152
Unrealized gains/(losses)	588	(974)	(102)

We realized income tax (benefits)/expense related to realized investment gains and losses of (in thousands): $(173), $(14) and $128 for the years ended 2009, 2008 and 2007, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the values of our assets as of December 31, 2009 within the fair value hierarchy, which is described in “Note 2. Summary of Significant Accounting Policies” under the heading “Fair Value of Financial Instruments”

Assets	Level 1	Level 2	Level 3	Total
Investments in securities:
Trading	$36,617	$—	$—	$36,617
Available-for-sale	3,230	—	2,399	5,629

Total Financial instruments	$39,847	$—	$2,399	$42,246

The following table presents information regarding the assets that we used level 3 inputs to determine fair value (in thousands). This represents 200,000 Class A shares of Teton Advisors, Inc. that we own. We determined the fair value of these shares as the closing market price as of December 31, 2009 less a 25% discount for lack of marketability. This fair value amount is not necessarily indicative of either the amount we would realize upon disposition of these shares or our intent or ability to dispose of them. There were no transfers of level 3 assets to or from other asset classes and there were no gains, losses, purchases or sales of the Teton shares.

Asset	Beginning balance	Unrealized gains included in Other Comprehensive Income	Ending balance
Investment in securities, available-for-sale	$—	$2,399	$2,399

6. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

On November 16, 2009, we acquired the business and substantially all the related assets of Baxter Financial Corporation related to its management of the Philadelphia Fund. In connection with this acquisition, the Philadelphia Fund was reorganized into the WHG LargeCap Value Fund. This acquisition was made in order to increase WHG Funds revenue, increase economies of scale in the WHG LargeCap Value Fund and increase fund assets to a level that is more attractive to potential institutional clients. At closing, we paid consideration totaling $1.0 million, comprised of 20,435 shares of Westwood Holdings Group, Inc. common stock and $251,000 in cash, which was the result of a multiple applied to the total mutual fund assets we obtained. We are obligated to pay deferred payments twelve and twenty-four months from the transaction closing date. These deferred payments, which are subject to a total purchase price cap, are payable in shares of Westwood Holdings Group, Inc. common stock and/or cash at our discretion and are subject to adjustment based on the value of assets in the acquired customer accounts as of the deferred payment dates. Related to this acquisition, we recorded total assets of $2.7 million, comprised solely of goodwill and intangible assets, and deferred liabilities of $1.7 million. Proforma results of operations have not been presented because the results of operations would not have been materially different from those reported in our Consolidated Statement of Income.

The goodwill we acquired is not amortized, but does provide a tax deduction. The changes in goodwill for the last two years were as follows (in thousands):

	2009	2008
Beginning balance	$2,302	$2,302
Acquired goodwill	1,613	—

Ending balance	$3,915	$2,302

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The intangible assets we purchased were primarily the customer accounts of the Philadelphia Fund, but also include allocations to trade-name and a non-solicitation agreement, which together comprise approximately 1% of the allocated purchase price. The following is a summary of our intangible assets at December 31, 2009 (in thousands):

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets	10.8 years	$1,063	$(13)	$1,050

Amortization expense was $13,000 for the year ended December 31, 2009. Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2010	$106
2011	104
2012	95
2013	95
2014	95

7. INCOME TAXES:

Income tax expense for the years ended December 31, 2009, 2008 and 2007 differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rates to income before income taxes. The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands):

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Effective tax rate	35.9%	36.2%	34.9%

Income tax expense at the statutory rate	$4,311	$5,788	$4,173
State margin, franchise and income taxes	230	238	168
Other, net	(118)	(34)	(78)

Total income tax expense	$4,423	$5,992	$4,263

We include penalties and interest on income based taxes in the “Provision for income taxes” line on our income statement. We recorded penalties and interest of $4,103, $25,748 and $388 in 2009, 2008 and 2007, respectively.

Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

	2009	2008	2007
State – current	$345	$373	$266
State – deferred	4	(7)	(8)
Federal – current	4,151	6,597	4,253
Federal – deferred	(77)	(971)	(248)

Total income tax expense	$4,423	$5,992	$4,263

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are presented below (in thousands):

	2009	2008
Deferred tax assets:
Restricted stock amortization	$2,489	$2,046
Stock option expense	105	110
Incentive compensation	175	347
Unrealized losses on investments	55	264
Deferred rent	42	63
Other	4	4

Total deferred tax assets	2,870	2,834

Deferred tax liabilities:
Depreciation at rates different for tax than for financial reporting	(79)	(119)
Intangibles	(3)	—
Unrealized gains on investments	(839)	—

Total deferred tax liabilities	(921)	(119)

Net deferred tax assets	$1,949	$2,715

Net deferred tax assets and liabilities are reflected on our balance sheet as of December 31, 2009 and 2008 as follows (in thousands):

	2009	2008
Net current deferred tax asset	$2,187	$1,781

Non-current deferred tax assets	683	1,053
Non-current deferred tax liabilities,	(921)	(119)

Net non-current deferred tax (liabilities)/assets reflected on the balance sheet	(238)	934

Total net deferred tax assets	$1,949	$2,715

As a result of our history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that we will realize the benefit of our deferred tax assets. For federal income taxes, 2006 through 2008 are open tax years. For Texas franchise taxes, 2005 through 2008 are open tax years.

8. REGULATORY CAPITAL REQUIREMENTS:

Westwood Trust is subject to the capital requirements of the Texas Department of Banking, and has a minimum capital requirement of $1.0 million. At December 31, 2009, Westwood Trust had total stockholders’ equity of approximately $3.3 million, which is $2.3 million in excess of its minimum capital requirement.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. EMPLOYEE BENEFITS:

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant and offer 401(k) matching and profit sharing contributions to our employees. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 2,648,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At December 31, 2009, approximately 699,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	2009	2008	2007
Total stock based compensation expense	$7,666	$6,735	$5,316
Total income tax benefit recognized related to stock-based compensation	3,699	4,184	3,049

Restricted Stock

Under the Plan, we have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of December 31, 2009, there was approximately $13.5 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.2 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on or about the date vesting occurs. We estimate that approximately 72,000 shares could potentially be withheld in 2010 for this purpose. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

For the years ended December 31, 2009, 2008 and 2007, we granted restricted stock to employees, non-employee directors and a non-employee consultant. The employees’ shares vest over four years and the directors’ and consultant’s shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2009:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2009	507,450	$29.74
Granted	242,500	31.15
Vested	(191,450)	26.06
Forfeited	(9,350)	31.15

Non-vested, December 31, 2009	549,150	31.62

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

Restricted shares subject only to a service condition:	2009	2008	2007
Weighted-average grant date fair value	$31.15	$36.51	$32.77
Fair value of shares vested (in thousands)	$8,020	$8,675	$6,491

CEO and CIO performance-based restricted share grants

In 2006, we granted shares to our Chief Executive Officer and our Chief Investment Officer that vest over four years and six years, respectively, provided annual performance goals established by the Compensation Committee are met. For the year 2009, the officers became vested in the applicable percentage of their restricted shares since Westwood’s adjusted pre-tax income for 2009 was at least $12,075,000, representing a compound annual growth rate of 7% over the adjusted pre-tax income for the year 2004. Each year, the compensation committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income, as defined. If in any year during the vesting period the performance goal is not met, the Compensation Committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. However, in no event will the maximum number of shares, which may become vested over the vesting period, exceed 100,000 shares in the case of our Chief Executive Officer and 300,000 shares in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2009	175,000	$18.81
Granted	—	—
Vested	(75,000)	18.81
Forfeited	—	—

Non-vested, December 31, 2009	100,000	$18.81

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

Restricted shares subject to a service and performance condition:	2009	2008	2007
Weighted-average grant date fair value	$—	$—	$—
Fair value of shares vested (in thousands)	$2,726	$2,131	$2,820

Because the performance goal was met in 2009, the shares are vested in substance, but require certification by our Compensation Committee, at which time a share price will be determined for tax purposes. As a result, we estimate that the total fair value of the shares that vested in 2009 was approximately $2,726,000, which uses a share price of $36.34, the closing price of our stock as of the last business day of 2009.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

Options granted under the Plan have a maximum ten-year term and vest over a period of four years. Options exercised represent newly issued shares. Westwood’s outstanding stock options, which are all exercisable, have exercise prices of $12.90 and $14.80 and a weighted-average remaining contractual life of 2.5 years. A summary of the status of Westwood's outstanding stock options as of December 31, 2009, 2008 and 2007 is presented below.

	December 31, 2009		December 31, 2008		December 31, 2007
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	57,400	$12.93	77,300	$12.92	124,531	$12.92
Granted	—	—	—	—	—	—
Exercised	(2,500)	12.93	(19,900)	12.90	(47,231)	12.91
Forfeited	—	—	—	—	—	—

Outstanding, end of period	54,900	12.90	57,400	12.93	77,300	12.92

Exercisable, end of period	54,900	12.90	57,400	12.93	77,300	12.92
Intrinsic value – outstanding and exercisable	$1,286,000		$888,000		$1,907,000

The following table displays information for Westwood stock options exercised for the periods presented (in thousands):

	For the years ended
	2009	2008	2007
Total intrinsic value of options exercised	$63	$605	$686
Cash received from the exercise of stock options	33	257	609

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

The following table displays our profit sharing and 401(k) contributions for the periods presented (in thousands):

	For the years ended
	2009	2008	2007
Profit sharing expense	$372	$575	$324
401(k) matching contributions	546	524	394

10. EARNINGS PER SHARE:

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended December 31, 2009, 2008 and 2007, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive impact of stock options and restricted stock. Diluted earnings per common share is computed using the treasury stock method. There were no anti-dilutive restricted shares or options as of December 31, 2009, 2008 or 2007.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	2009	2008	2007
Net income	$7,895	$10,543	$7,944

Weighted average shares outstanding – basic	6,339,791	6,107,807	5,854,894
Dilutive potential shares from stock options	27,197	33,379	43,421
Dilutive potential shares from restricted shares	297,922	310,282	301,354

Weighted average shares outstanding – diluted	6,664,910	6,451,468	6,199,669

Earnings per share – basic	$1.25	$1.73	$1.36
Earnings per share – diluted	$1.18	$1.63	$1.28

11. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. The CTFs are considered VIEs because we formed these entities, we are the decision maker for most of their activities and we cannot be removed from our role as sponsor and investment advisor. We receive management fees for the assets in these funds that are commensurate with market rates.

We evaluate all of our CTFs to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of the expected losses or a right to receive the majority of the residual returns. Since all losses and returns are distributed to the shareholders of the CTFs, we do not qualify as the primary beneficiary for any of our CTFs as of December 31, 2009. Consequently, the CTFs are not part of our consolidated financial statements.

As of December 31, 2009, we sponsored CTFs with assets totaling $1.5 billion and we hold a corporate investment of $219,000 in one CTF. We have not provided any financial support that we were not previously contractually obligated to provide and our risk of loss is limited to the investment of $219,000, which is part of “Investments” on our balance sheet. There are no arrangements that would require us to provide additional financial support to any of the CTFs. Our investment in the CTF is accounted for as an investment in accordance with our other investments described in “Note. 4 INVESTMENTS” of these financial statements.

12. OTHER COMPREHENSIVE INCOME

Total other comprehensive income is reported in the Consolidated Statement of Stockholder’s Equity on a net-of-tax basis. There were no elements of comprehensive income as of December 31, 2008 or 2007. The components of other comprehensive income as of December 31, 2009 are as follows (in thousands):

	Gross Amount	Deferred Tax Expense	Net Amount
Unrealized gain on available-for-sale securities	$2,399	$(840)	$1,559

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. COMMITMENTS AND CONTINGENCIES:

We lease our offices under a non-cancelable operating lease agreement. Rental expense for facilities and equipment leases for fiscal years 2009, 2008 and 2007 aggregated approximately $687,000, $729,000 and $702,000, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of income.

At December 31, 2009, the future contractual rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2010	$680
2011	287
2012	6
2013	—
2014	—

Total payments due	$973

14. SEGMENT REPORTING:

We operate two segments: Westwood Management and Westwood Trust. These segments are managed separately based on the types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes. The entity Westwood Holdings, the parent company of Westwood Management and Westwood Trust, does not have revenues or employees and is the entity in which we record stock-based compensation expense.

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
2009
Net revenues from external sources	$32,243	$10,310	$—	$—	$42,553
Net intersegment revenues	3,476	12	—	(3,488)	—
Net interest and dividend revenue	355	7	—	—	362
Depreciation and amortization	196	58	—	—	254
Income (loss) before income taxes	17,707	2,277	(7,666)	—	12,318
Income tax expense (benefit)	6,160	840	(2,577)	—	4,423
Segment assets	50,687	4,001	5,198	—	59,886
Segment goodwill	3,403	512	—	—	3,915
Expenditures for long-lived assets	62	24	—	—	86

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
2008
Net revenues from external sources	$35,367	$11,089	$—	$—	$46,456
Net intersegment revenues	3,950	8	—	(3,958)	—
Net interest and dividend revenue	689	71	—	—	760
Depreciation and amortization	175	58	—	—	233
Income (loss) before income taxes	20,983	2,287	(6,735)	—	16,535
Income tax expense (benefit)	7,445	871	(2,324)	—	5,992
Segment assets	41,740	4,821	4,286	—	50,847
Segment goodwill	1,790	512	—	—	2,302
Expenditures for long-lived assets	118	35	—	—	153

2007
Net revenues from external sources	$25,851	$10,441	$—	$—	$36,292
Net intersegment revenues	3,823	5	—	(3,828)	—
Net interest and dividend revenue	841	166	—	—	1,007
Depreciation and amortization	171	57	—	—	228
Income (loss) before income taxes	14,910	2,613	(5,316)	—	12,207
Income tax expense (benefit)	5,129	940	(1,806)	—	4,263
Segment assets	30,354	4,755	3,915	—	39,024
Segment goodwill	1,790	512	—	—	2,302
Expenditures for long-lived assets	83	31	—	—	114

15. CONCENTRATION:

For the years ended December 31, 2009, 2008 and 2007, our four largest clients accounted for 13.1%, 31.0% and 25.9% of our fee revenue, respectively. For the years ended December 31, 2008 and 2007, our largest client accounted for 19.5% and 10.2% of our fee revenues, respectively. During the year ended December 31, 2009, no customer accounted for 10% or more of our revenues.

(in thousands)	Years ended December 31,
	2009	2008	2007
Advisory fees from Westwood Management’s largest client*:
Asset-based fees	$267	$453	$541
Performance-based fees	—	8,645	3,021
Percent of fee revenue	0.6%	19.5%	10.2%

*	This client was not our largest client in 2009.

16. SUBSEQUENT EVENTS:

On February 4, 2010, we declared a quarterly cash dividend of $0.33 per share on common stock payable on April 1, 2010 to stockholders of record on March 15, 2010.

On February 24, 2010, we issued 211,000 shares of restricted stock to employees at a price of $39.22 per share. The shares are subject to vesting conditions described in “Note. 9 EMPLOYEE BENEFITS” of these financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2009
Revenues	$8,217	$9,972	$11,641	$12,723
Income before income taxes	1,929	2,504	3,598	4,287
Net income	1,230	1,630	2,314	2,721
Basic earnings per common share	0.20	0.26	0.36	0.42
Diluted earnings per common share	0.19	0.25	0.35	0.41

2008
Revenues	$9,127	$9,651	$10,092	$17,586
Income before income taxes	3,013	2,598	2,764	8,160
Net income	1,955	1,731	1,736	5,121
Basic earnings per common share	0.32	0.29	0.28	0.83
Diluted earnings per common share	0.31	0.27	0.27	0.79

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (9)

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (6)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (3)

10.1	Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) (7)+

10.2	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. (2)

10.3	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto (4)

10.4	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 (5)

10.5	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 (5)

10.6	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 (4)

10.7	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (4)

10.8	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (5)+

10.9	Form of Indemnification Agreement for Westwood Management Corp. (5)+

10.10	Form of Indemnification Agreement for Westwood Trust (5)+

10.11	Executive Employment Agreement between Westwood Holdings Group, Inc. and Susan M. Byrne (8)+

10.12	Executive Employment Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (8)+

10.13	Schedule of Director Compensation (1)

21.1	Subsidiaries (4)

23.1	Consent of Grant Thornton (1)

24.1	Power of Attorney (included on first signature page) (1)

31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

(1)	Filed herewith.
(2)	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.
(3)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.
(4)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.
(5)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 25, 2005.
(7)	Incorporated by reference from Form S-8 filed with the Securities and Exchange Commission on July 1, 2009.
(8)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on July 28, 2006.
(9)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on May 7, 2008.
+	Indicates management contract or compensation plan, contract or arrangement.
#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.