Form 10-Q
period 2010-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2010-04-21
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of April 19, 2010: 7,294,843.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2010 and December 31, 2009

(in thousands, except par value and share amounts)

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,171	$2,879
Accounts receivable	6,262	6,406
Investments, at market value	39,430	42,246
Deferred income taxes	1,638	2,187
Other current assets	883	625

Total current assets	51,384	54,343
Goodwill	3,915	3,915
Intangible assets, net	1,024	1,050
Property and equipment, net of accumulated depreciation of $1,393 and $1,315	504	578

Total assets	$56,827	$59,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,090	$995
Dividends payable	2,411	2,359
Compensation and benefits payable	2,719	6,273
Income taxes payable	129	823
Deferred acquisition liability	924	900
Other current liabilities	12	11

Total current liabilities	7,285	11,361
Deferred acquisition liability	818	796
Deferred income taxes	525	238
Deferred rent	228	273

Total long-term liabilities	1,571	1,307

Total liabilities	8,856	12,668

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 7,516,762 and outstanding 7,306,593 shares at March 31, 2010; issued 7,308,812 and outstanding 7,151,472 shares at December 31, 2009	75	73
Additional paid-in capital	50,414	47,741
Treasury stock, at cost – 210,169 shares at March 31, 2010; 157,340 shares at December 31, 2009	(8,081)	(6,026)
Accumulated other comprehensive income	1,170	1,559
Retained earnings	4,393	3,871

Total stockholders’ equity	47,971	47,218

Total liabilities and stockholders’ equity	$56,827	$59,886

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2010	2009
REVENUES:
Advisory fees - Asset-based	$10,080	$6,130
Trust fees	3,009	2,421
Other revenues, net	127	(334)

Total revenues	13,216	8,217

EXPENSES:
Employee compensation and benefits	6,796	4,694
Sales and marketing	133	130
WHG mutual funds	143	177
Information technology	327	310
Professional services	572	395
General and administrative	692	582

Total expenses	8,663	6,288

Income before income taxes	4,553	1,929
Provision for income taxes	1,620	699

Net income	$2,933	$1,230

Earnings per share:
Basic	$0.45	$0.20
Diluted	$0.43	$0.19

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010

(in thousands, except share amounts)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In	Treasury	Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
BALANCE, January 1, 2010	7,151,472	$73	$47,741	$(6,026)	$1,559	$3,871	$47,218
Net income						2,933	2,933
Issuance of restricted stock, net	203,500	2	(2)				—
Dividends declared ($0.33 per share)						(2,411)	(2,411)
Restricted stock amortization			1,891				1,891
Other comprehensive income-unrealized loss on investment securities					(389)		(389)
Tax benefit related to equity compensation			727				727
Stock options exercised	4,450	—	57				57
Purchase of treasury stock	(52,829)			(2,055)			(2,055)

BALANCE, March 31, 2010	7,306,593	$75	$50,414	$(8,081)	$1,170	$4,393	$47,971

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,933	$1,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78	59
Amortization of intangible assets	26	—
Fair market valuation of deferred acquisition liabilities	46	—
Unrealized (gains) and losses on investments	(84)	379
Restricted stock amortization	1,891	1,483
Deferred income taxes	1,045	(169)
Excess tax benefits from stock-based compensation	(643)	(471)
Net sales (purchases) of investments – trading securities	982	(3,756)
Change in operating assets and liabilities:
Accounts receivable	144	8,735
Other assets	(273)	(178)
Accounts payable and accrued liabilities	96	(388)
Compensation and benefits payable	(3,554)	(5,129)
Income taxes payable	33	(255)
Other liabilities	(17)	70

Net cash provided by operating activities	2,703	1,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(10,196)	(16,640)
Sales of money market funds – available for sale	11,516	16,565
Purchase of property and equipment	(16)	(9)

Net cash provided by (used in) investing activities	1,304	(84)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,055)	(869)
Excess tax benefits from stock-based compensation	643	471
Cash dividends	(2,360)	(2,087)
Proceeds from exercise of stock options	57	—

Net cash used in financing activities	(3,715)	(2,485)

NET INCREASE (DECREASE) IN CASH	292	(959)
Cash and cash equivalents, beginning of period	2,879	3,498

Cash and cash equivalents, end of period	$3,171	$2,539

Supplemental cash flow information:
Cash paid during the period for income taxes	$541	$1,124
Issuance of restricted stock, net	7,981	7,120

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of March 31, 2010, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and, therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America. We have examined our relationships for potential variable interest entities (“VIE”) and determined that the common trust funds and the WHG Funds mutual funds we manage are VIEs in which we have variable interests, but for which consolidation is not required.

The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

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

During the third quarter of 2009, we completed our annual goodwill impairment assessments. No impairment losses were required. We perform our annual impairment assessment as of July 1 and would reassess if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach. No events occurred in the last half of 2009 or first quarter of 2010 that would indicate that these assets should be retested for impairment.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2010 and 2009, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive shares of restricted stock and stock options granted to employees and non-employee directors. Diluted earnings per common share is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended March 31,
	2010	2009
Net income	$2,933	$1,230
Weighted average shares outstanding – basic	6,518,565	6,267,504
Dilutive potential shares from stock options	25,553	26,221
Dilutive potential shares from restricted shares	226,021	264,997

Weighted average shares outstanding – diluted	6,770,139	6,558,722

Earnings per share:
Basic	$0.45	$0.20
Diluted	$0.43	$0.19

4. INVESTMENTS:

Money market securities are generally classified as available for sale securities and have no significantly fluctuating values. We own 200,000 Class A shares of Teton Advisors, Inc. (“Teton shares”) that are classified as available for sale. All other marketable securities are classified as trading securities. All securities, except the Teton shares, are carried at quoted market value on the accompanying consolidated balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. The Teton shares are carried at quoted market value with a 25% discount for lack of marketability. Unrealized gains and losses on the Teton shares are recorded through other comprehensive income. We measure realized gains and losses on investments using the specific identification method.

Investment balances are presented in the table below (in thousands). All of these investments are carried at fair value. The money market funds and Teton shares are accounted for as available for sale securities. The other investments are accounted for as trading securities.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2010:
U.S. Government and Government agency obligations	$32,910	$44	$—	$32,954
Funds:
Money market	1,910	—	—	1,910
Equity – available for sale	—	1,800	—	1,800
Equity – trading	2,842	36	(112)	2,766

Marketable securities	$37,662	$1,880	$(112)	$39,430

December 31, 2009:
U.S. Government and Government agency obligations	$33,949	$3	$—	$33,952
Funds:
Money market	3,230	—	—	3,230
Equity – available for sale	—	2,399	—	2,399
Equity – trading	2,823	35	(193)	2,665

Marketable securities	$40,002	$2,437	$(193)	$42,246

5. FAIR VALUE MEASUREMENTS

The estimated fair values of our financial instruments have been determined by us using available information. The fair value amounts discussed in Note 4 are not necessarily indicative of either the amounts we would realize upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations as well as mutual funds and common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The carrying amount of investments designated as “available for sale” securities, including money market accounts and Teton shares, equals their fair value. The fair value of money market accounts is equal to the net asset value of the shares held as reported by the fund. The market values of our money market holdings generally do not fluctuate. The fair value of the Teton shares is equal to the closing market price as of March 31, 2010 less a 25% discount for lack of marketability.

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC No. 820 establishes a three tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets as of March 31, 2010 within the fair value hierarchy.

Assets	Level 1	Level 2	Level 3	Total
Investments in securities:
Trading	$35,720	$—	$—	$35,720
Available-for-sale	1,910	—	1,800	3,710

Total Financial instruments	$37,630	$—	$1,800	$39,430

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents information regarding the assets that we used level 3 inputs to determine fair value (in thousands). This represents our ownership of 200,000 Class A shares of Teton Advisors, Inc. We determined the fair value of these shares as the closing market price as of March 31, 2010 less a 25% discount for lack of marketability. Our determination of this fair value amount is not necessarily indicative of either the amount we would realize upon disposition of these shares or our intent or ability to dispose of them. There were no transfers of level 3 assets to or from other asset classes and there were no gains, losses, purchases or sales of the Teton shares.

Asset	Beginning balance	Unrealized losses included in Other Comprehensive Income	Ending balance
Investment in securities, available-for-sale	$2,399	$(599)	$1,800

6. OTHER COMPREHENSIVE INCOME

We record all changes in other comprehensive income in the Consolidated Statement of Stockholder’s Equity. Other comprehensive income includes unrealized gains on available for sale securities. A summary of other comprehensive income follows (in thousands):

	Three months ended March 31,
	2010	2009
Net income	$2,933	$1,230
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale-securities	(389)	—

Comprehensive income	$2,554	$1,230

7. INTANGIBLE ASSETS

The intangible assets we purchased in 2009 primarily consisted of the customer accounts of the Philadelphia Fund, but also included allocations to trade-name and a non-solicitation agreement, which together comprise approximately 1% of the purchase price. The following is a summary of our intangible assets at March 31, 2010 (in thousands):

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets	10.8 years	$1,063	$(39)	$1,024

8. EQUITY

On February 23 and 24, 2010, we purchased 26,943 and 25,886 shares of our common stock, respectively, from employees of Westwood to assist our employees in satisfying their tax obligations related to vested restricted shares. The shares purchased on February 23 were purchased at $38.61 per share and the shares purchased on February 24 were purchased at $39.22 per share, the closing price of our common stock on those dates, and are shown as treasury shares in the equity section of our balance sheet at cost.

On February 24, 2010, we granted an aggregate of 203,500 shares of restricted stock to certain employees. These shares are subject to vesting conditions as described in “Note 10. Stock-Based Compensation”.

On February 4, 2010, we declared a quarterly cash dividend of $0.33 per share on common stock payable on April 1, 2010 to stockholders of record on March 15, 2010.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the WHG Funds, a family of mutual funds. The CTFs and the WHG Funds are considered VIEs because we formed these entities, we are the decision maker for most of their activities and we cannot be removed from our role as sponsor and investment advisor. We receive management fees for managing the assets in these entities that are commensurate with market rates.

We evaluate all of our advisory relationships and CTFs to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of the expected losses or a right to receive the majority of the residual returns. Since all losses and returns are distributed to the shareholders of the WHG Funds and the CTFs, we are not the primary beneficiary. Consequently, the CTFs and the WHG Funds are not consolidated into our consolidated financial statements.

We have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to the CTFs or the WHG Funds. Our investments in the WHG Funds and CTFs are accounted for as investments in accordance with our other investments described in “Note. 4 INVESTMENTS”. The following table displays the assets under management, the amount of corporate money invested and the risk of loss in each vehicle.

	As of March 31, 2010
	Assets Under Management (millions)	Corporate Investment (thousands)	Risk of Loss (thousands)
WHG Funds	$652	$2,540	$2,540
Common Trust Funds	1,497	226	226

10. STOCK-BASED COMPENSATION

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including the predecessor plans to the Plan) may not exceed 2,648,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At March 31, 2010, approximately 496,000 shares remained available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements (in thousands):

	Three months ended March 31,
	2010	2009
Total stock-based compensation expense	$1,891	$1,483
Total income tax benefit recognized related to stock-based compensation	2,218	951

Restricted Stock

Under the Plan, we have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer,

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of March 31, 2010, there was approximately $19.8 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.6 years. In order to satisfy tax liabilities employees will owe on their vested shares, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. For 2010, we expect the number of shares withheld for this purpose could total 72,000 shares. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and the non-employee directors’ shares vest over one year. For the three months ended March 31, 2010, we recorded approximately $1.7 million of expense for these grants. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended March 31, 2010:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2010	549,150	$31.62
Granted	203,500	39.22
Vested	(89,750)	35.65
Forfeited	—	—

Non-vested, March 31, 2010	662,900	33.41

CEO and CIO performance-based restricted share grants

Under the Plan, we granted restricted shares to our Chief Executive Officer and Chief Investment Officer that vest over four years and six years, respectively, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. The shares granted to our Chief Executive Officer became fully vested in 2009. Each year during the applicable vesting period, the Compensation Committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income, as defined. In February 2010, the Compensation Committee established the goal for 2010 as adjusted pre-tax income of at least $14,774,000, representing a compound annual growth rate of 10% over the adjusted pre-tax income for the year 2005. If in any year during the vesting period the performance goal is not met, the Compensation Committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. However, in no event will the maximum number of shares, which may become vested over the vesting period, exceed 100,000 shares in the case of our Chief Executive Officer and 300,000 shares in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2010	100,000	$18.81
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, March 31, 2010	100,000	18.81

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Because the performance goal was met in 2009, the shares subject to vesting were vested in substance, but required certification by the Compensation Committee, at which time a share price was determined for tax purposes. On February 24, 2010, the 2009 shares, which were expensed in 2009, were certified as vested and the total fair value of the shares was determined to be $2,942,000, utilizing a share price of $39.22, the closing price of our common stock as of the day of certification. In the first quarter of 2010, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer to vest this year and recognized approximately $235,000 in the current quarter related to this performance-based restricted stock grant.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable and became fully expensed in 2006. The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2010	54,900	$12.90
Granted	—	—
Exercised	(4,450)	12.90
Forfeited/expired	—	—

Options outstanding, March 31, 2010	50,450	12.90	2.25	$1,206,000

The total intrinsic value of options exercised during the three month periods ended March 31, 2010 and 2009 were $117,000 and $0, respectively. Options exercised represent newly issued shares.

11. SUBSEQUENT EVENTS

We have reviewed events through April 21, 2010, the date the financial statements were issued.

On April 21, 2010, the Compensation Committee of Westwood’s board of directors approved an award of 175,000 shares of performance-based restricted stock to our Chief Executive Officer that will vest over a period of five years, provided that annual performance goals established by the Compensation Committee are met.

12. SEGMENT REPORTING:

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2010
Net revenues from external sources	$10,205	$3,011	$—	$—	$13,216
Net intersegment revenues	1,074	4	—	(1,078)	—
Income before income taxes	5,911	533	(1,891)	—	4,553
Segment assets	50,208	4,257	2,362	—	56,827
Segment goodwill	3,403	512	—	—	3,915

Three months ended March 31, 2009
Net revenues from external sources	$5,794	$2,423	$—	$—	$8,217
Net intersegment revenues	838	3	—	(841)	—
Income before income taxes	2,905	507	(1,483)	—	1,929
Segment assets	36,354	4,132	4,308	—	44,794
Segment goodwill	1,790	512	—	—	2,302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, and those set forth below:

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

Assets Under Management

Assets under management increased $3.4 billion to $10.6 billion at March 31, 2010, compared with $7.2 billion at March 31, 2009. The average of beginning and ending assets under management for the first quarter of 2010 was $10.4 billion compared to $7.2 billion for the first quarter of 2009, an increase of 45%. The increase in period ending assets under management was due to market appreciation of assets under management and asset inflows from new and existing clients and was partially offset by the withdrawal of assets by certain clients. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of March 31, 2010 and 2009:

	As of March 31, (in millions)		% Change March 31, 2010 vs. March 31, 2009
	2010	2009
Westwood Management
Separate Accounts	$5,382	$3,361	60%
Subadvisory	1,877	1,435	31
WHG Funds	652	285	129
Westwood Funds	286	263	9
Managed Accounts	455	329	38

Total	8,652	5,673	53

Westwood Trust
Commingled Funds	1,497	1,088	38
Private Accounts	354	334	6
Agency/Custody Accounts	128	88	45

Total	1,979	1,510	31

Total Assets Under Management	$10,631	$7,183	48%

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

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three months ended March 31, 2010 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this quarterly report.

	Three months ended March 31,		Three months ended March 31, 2010 vs. March 31, 2009
	2010	2009
Revenues
Advisory fees – asset based	$10,080	$6,130	64%
Trust fees	3,009	2,421	24
Other revenues, net	127	(334)	—

Total revenues	13,216	8,217	61

Expenses
Employee compensation and benefits	6,796	4,694	45
Sales and marketing	133	130	2
WHG mutual funds	143	177	(19)
Information technology	327	310	5
Professional services	572	395	45
General and administrative	692	582	19

Total expenses	8,663	6,288	38

Income before income taxes	4,553	1,929	136
Provision for income taxes	1,620	699	132

Net income	$2,933	$1,230	138%

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Total Revenues. Our total revenues increased by 61% to $13.2 million for the three months ended March 31, 2010 compared with $8.2 million for the three months ended March 31, 2009. Asset-based advisory fees increased by 64% to $10.1 million for the three months ended March 31, 2010 compared with $6.1 million for the three months ended March 31, 2009, as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased by 24% to $3.0 million for the three months ended

March 31, 2010 compared with $2.4 million for the three months ended March 31, 2009 as a result of increased assets under management by Westwood Trust due to market appreciation of assets and inflows from new accounts. Net asset outflows from existing clients partially offset these increases. Other revenues, which generally consist of interest and investment income, increased to $127,000 for the three months ended March 31, 2010 compared with $(334,000) for the three months ended March 31, 2009. Other revenues are presented net and increased primarily due to an increase of $493,000 in net unrealized and realized gains on investments, partially offset by a decrease of $34,000 in interest income due to lower interest rates.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity based compensation expense and benefits. Employee compensation and benefits costs increased by 45% to $6.8 million for the three months ended March 31, 2010 compared with $4.7 million for the three months ended March 31, 2009. The increase was primarily due to increases of $1,352,000 in incentive compensation expense as a result of higher pretax income, $408,000 in restricted stock expense due to $235,000 of expense related to performance-based grants and $173,000 related to additional employee restricted stock grants in February 2010 that were granted at a higher price compared to prior grants, $126,000 in payroll taxes due to higher taxable compensation as well as restricted shares that vested in the first quarter and $109,000 in salary expense due primarily to salary increases and increased average headcount. In the first quarter of 2010, we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer to vest. As a result, we recognized expense of approximately $235,000 in the first quarter related to these performance-based restricted stock grants. We did not record such an expense in the prior year until the second quarter. We expect to recognize a similar amount in the second, third and fourth quarters of 2010 related to this performance-based restricted stock grant. We had 65 full-time employees as of March 31, 2010 compared to 63 full-time employees as of March 31, 2009.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 2% to $133,000 for the three months ended March 31, 2010 compared with $130,000 for the three months ended March 31, 2009. The increase is primarily the result of increased direct marketing expense and travel.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG Mutual Funds expenses decreased by 19% to $143,000 for the three months ended March 31, 2010 compared with $177,000 for the three months ended March 31, 2009 due to decreased legal costs related to a mutual fund acquisition we completed in 2009.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 5% to $327,000 for the three months ended March 31, 2010 compared with $310,000 for the three months ended March 31, 2009. The increase is primarily due to increased expenses for software, data fees and quotations, partially offset by a decrease in support expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 45% to $572,000 for the three months ended March 31, 2010 compared with $395,000 for the three months ended March 31, 2009. The increase is primarily due to growth common trust funds sponsored by Westwood Trust being temporarily invested in passive index funds in the prior year quarter and increased audit and other professional fees. A decrease in legal expenses partially offset these increases.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 19% to $692,000 for the three months ended March 31, 2010 compared with $582,000 for the three months ended March 31, 2009. The increase is primarily due to increases in amortization, custody, insurance and research expenses. These increases were partially offset by a decrease in occupancy expenses.

Provision for Income Tax Expense. Provision for income tax expenses increased by 132% to $1,620,000 for the three months ended March 31, 2010 compared with $699,000 for the three months ended March 31, 2009. The effective tax rate was 35.6% for the three months ended March 31, 2010 compared to 36.3% for the three months ended March 31, 2009.

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

Our cash earnings increased by 79% to $4.9 million for the three months ended March 31, 2010 compared with $2.7 million for the three months ended March 31, 2009 primarily due to an increase in total revenues.

The following tables provide a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended March 31		% Change
	2010	2009
Net Income	$2,933	$1,230	138%
Add: Restricted stock expense	1,891	1,483	28
Add: Intangible amortization	26	—	—
Add: Deferred taxes on goodwill	9	—	—

Cash earnings	$4,859	$2,713	79

Total expenses	$8,663	$6,288	38
Less: Restricted stock expense	(1,891)	(1,483)	28
Less: Intangible amortization	(26)	—	—

Cash expenses	$6,746	$4,805	40%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2010, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2010, cash flow provided by operating activities, principally our investment advisory business, was $2.7 million. The cash we generated from operations was supplemented by the realization of deferred taxes and the net sales of trading securities, partially offset by incentive compensation payments. At March 31, 2010, we had working capital of $44.1 million. Cash flow provided by investing activities during the three months ended March 31, 2010 of $1.3 million was related to net sales of investments, partially offset by purchases of fixed assets. Cash flow used in financing activities during the three months ended March 31, 2010 of $3.7 million was due to cash dividends paid to our stockholders and the purchase of treasury shares. Those cash uses were partially offset by tax benefits from stock-based compensation.

We had cash and investments of $42.6 million as of March 31, 2010 and $45.1 million as of December 31, 2009. Dividends payable were $2.4 million as of March 31, 2010 and December 31, 2009. We had no liabilities for borrowed money at March 31, 2010. We have deferred acquisition liabilities that will be paid in the fourth quarters of 2010 and 2011, which we expect to pay with funds generated from operations.

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

Contractual Obligations

There have been no significant changes in our contractual obligations since December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The guidance requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the fiscal years and interim periods beginning after December 15, 2010. We do not expect these disclosures to have a material impact on our financial statements.

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2009.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from that previously reported in our annual report on Form 10-K for 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

For the quarter ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of these proceedings will have a material impact on our financial position, operations or cash flow.

ITEM 1A.	RISK FACTORS

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2010	—	—	—	—
February 1 through February 28, 2010	52,829	$38.91	—	—
March 1 through March 31, 2010	—	—	—	—

Total	52,829	$38.91	—	—

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

Dated: April 21, 2010	WESTWOOD HOLDINGS GROUP, INC.

	By:	/S/ BRIAN O. CASEY
Brian O. Casey
Chief Executive Officer

	By:	/S/ WILLIAM R. HARDCASTLE, JR.
William R. Hardcastle, Jr.
Chief Financial Officer