Form 10-Q
period 2010-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2010-08-02
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of July 27, 2010: 7,461,917.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2010 and December 31, 2009

(in thousands, except par value and share amounts)

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,655	$2,879
Accounts receivable	5,816	6,406
Investments, at market value	41,972	42,246
Deferred income taxes	2,391	2,187
Prepaid income taxes	473	—
Other current assets	647	625

Total current assets	55,954	54,343
Goodwill	3,915	3,915
Intangible assets, net	998	1,050
Property and equipment, net of accumulated depreciation of $1,424 and $1,315	422	578

Total assets	$61,289	$59,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,119	$995
Dividends payable	2,468	2,359
Compensation and benefits payable	4,988	6,273
Income taxes payable	—	823
Deferred acquisition liability	924	900
Other current liabilities	12	11

Total current liabilities	9,511	11,361
Deferred acquisition liability	818	796
Deferred income taxes	153	238
Deferred rent	183	273

Total long-term liabilities	1,154	1,307

Total liabilities	10,665	12,668

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 7,682,112 and outstanding 7,471,943 shares at June 30, 2010; issued 7,308,812 and outstanding 7,151,472 shares at December 31, 2009	77	73
Additional paid-in capital	53,326	47,741
Treasury stock, at cost – 210,169 shares at June 30, 2010; 157,340 shares at December 31, 2009	(8,081)	(6,026)
Accumulated other comprehensive income	877	1,559
Retained earnings	4,425	3,871

Total stockholders’ equity	50,624	47,218

Total liabilities and stockholders’ equity	$61,289	$59,886

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUES:
Advisory fees - Asset-based	$10,220	$7,215	$20,300	$13,345
Trust fees	3,107	2,303	6,116	4,724
Other revenues, net	(133)	454	(6)	120

Total revenues	13,194	9,972	26,410	18,189

EXPENSES:
Employee compensation and benefits	7,355	5,890	14,151	10,584
Sales and marketing	255	164	388	294
WHG mutual funds	118	103	261	280
Information technology	322	306	649	616
Professional services	527	359	1,099	754
General and administrative	677	646	1,369	1,228

Total expenses	9,254	7,468	17,917	13,756

Income before income taxes	3,940	2,504	8,493	4,433
Provision for income taxes	1,447	874	3,067	1,573

Net income	$2,493	$1,630	$5,426	$2,860

Earnings per share:
Basic	$0.34	$0.23	$0.74	$0.38
Diluted	$0.34	$0.23	$0.74	$0.38

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010

(in thousands, except share amounts)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In	Treasury	Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
BALANCE, January 1, 2010	7,151,472	$73	$47,741	$(6,026)	$1,559	$3,871	$47,218
Net income						5,426	5,426
Issuance of restricted stock, net	360,100	4	(4)				—
Dividends declared ($0.66 per share)						(4,872)	(4,872)
Restricted stock amortization			4,540				4,540
Other comprehensive income-unrealized loss on investment securities					(682)		(682)
Tax benefit related to equity compensation			879				879
Stock options exercised	13,200	—	170				170
Purchase of treasury stock	(52,829)			(2,055)			(2,055)

BALANCE, June 30, 2010	7,471,943	$77	$53,326	$(8,081)	$877	$4,425	$50,624

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,426	$2,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142	119
Amortization of intangible assets	52	—
Fair market valuation of deferred acquisition liabilities	46	—
Unrealized (gains) and losses on investments	87	(347)
Restricted stock amortization	4,540	3,722
Deferred income taxes	78	(348)
Excess tax benefits from stock-based compensation	(701)	(471)
Net sales (purchases) of investments – trading securities	(26)	1,305
Change in operating assets and liabilities:
Accounts receivable	590	7,427
Other assets	(27)	91
Accounts payable and accrued liabilities	124	(240)
Compensation and benefits payable	(1,285)	(4,778)
Income taxes payable	(417)	(462)
Other liabilities	(35)	(25)

Net cash provided by operating activities	8,594	8,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(24,626)	(28,269)
Sales of money market funds – available for sale	23,790	25,709
Purchase of property and equipment	(35)	(44)

Net cash used in investing activities	(871)	(2,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,055)	(869)
Excess tax benefits from stock-based compensation	701	471
Cash dividends	(4,763)	(4,237)
Proceeds from exercise of stock options	170	—

Net cash used in financing activities	(5,947)	(4,635)

NET INCREASE (DECREASE) IN CASH	1,776	1,614
Cash and cash equivalents, beginning of period	2,879	3,498

Cash and cash equivalents, end of period	$4,655	$5,112

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,406	$2,383
Issuance of restricted stock, net	14,383	7,018

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of June 30, 2010, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America. We have examined our relationships for potential variable interest entities (“VIE”) and determined that common trust funds and the WHG Funds mutual funds are VIEs in which we have variable interests, but for which consolidation is not required.

The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of AUM. A limited number of our clients have a contractual performance-based fee component, which would pay us an additional fee if we outperform a specified index over a specific period of time. We would record revenue from performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

services are performed. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter. Consequently, there is not a significant amount of deferred revenue contained in these financial statements. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of unrealized gains and losses on our investments and interest and investment income. These revenues are recognized as earned or as the services are performed.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested annually for impairment.

We completed our annual goodwill impairment assessments during the third quarter of 2009 and no impairments were required. We perform our annual impairment assessment as of July 1 and would reassess if circumstances indicated a potential impairment between annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach. No events occurred in the last half of 2009 or first half of 2010 that would indicate that these assets should be retested for impairment.

Our intangible assets represent the acquisition date fair value of the mutual fund assets acquired and are reflected net of amortization. In valuing these assets, we made significant estimates regarding the useful life, growth rates and potential attrition of the assets acquired. We periodically review our intangible assets for events or circumstances that would indicate impairment. If the carrying value of these assets exceeded fair value, we would record an impairment to remove the excess.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC No. 718, Compensation-Stock Compensation. Under ASC No. 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost recorded for these awards is based on their grant-date fair value as required by ASC No. 718.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2010 and 2009, respectively. Diluted EPS for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive shares of stock options granted to employees and non-employee directors. Under FASB ASC No. 620, Earnings Per Share, shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities, which requires allocating a portion of net income to those shares as if they were a separate class of stock, which reduces net income available to common stockholders.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$2,493	$1,630	$5,426	$2,860
Less: Income allocated to participating restricted shares	(274)	(215)	(576)	(487)

Net income available to common stockholders	$2,219	$1,415	$4,850	$2,373

Weighted average shares outstanding – basic	6,547,862	6,252,488	6,533,294	6,269,351
Dilutive potential shares from stock options	22,108	28,137	23,826	27,285
Weighted average shares outstanding – diluted	6,569,970	6,280,625	6,557,120	6,296,636

Earnings per share:
Basic	$0.34	$0.23	$0.74	$0.38
Diluted	$0.34	$0.23	$0.74	$0.38

We have calculated the EPS data in this table reflecting the adoption of the two-class method required by ASC No. 620. As a result, the EPS results reported in this table are different than those reported previously, including our earnings release dated July 22, 2010, which did not reflect the adoption of the two-class method. The change in previously reported EPS is not considered material and will be reflected in comparative presentations going forward. Following the end of the second quarter of 2010, the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan was modified to eliminate the need to allocate net income to such shares of restricted stock as required by the two-class method. Accordingly, we anticipate that in future periods we will return to reporting EPS using a single class of stock and will not report EPS under the two-class method, except with regard to historical periods where ASC No. 620 would require it.

4. INVESTMENTS:

Money market securities are generally classified as available for sale securities and have no significantly fluctuating values. We own 200,000 Class A shares of Teton Advisors, Inc. (“Teton shares”) that are classified as available for sale. All other marketable securities are classified as trading securities. All securities, except the Teton shares, are carried at quoted market value on the accompanying consolidated balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. The Teton shares are carried at quoted market value less a 25% discount for lack of marketability. Unrealized gains and losses on the Teton shares are recorded through other comprehensive income. We measure realized gains and losses on investments using the specific identification method.

Investment balances are presented in the table below (in thousands). All of these investments are carried at fair value. The money market funds and Teton shares are accounted for as available for sale securities. The other investments are accounted for as trading securities.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2010:
U.S. Government obligations	$33,944	$18	$—	$33,962
Funds:
Money market	4,066	—	—	4,066
Equity – available for sale	—	1,350	—	1,350
Equity – trading	2,853	8	(267)	2,594

Marketable securities	$40,863	$1,376	$(267)	$41,972

December 31, 2009:
U.S. Government obligations	$33,949	$3	$—	$33,952
Funds:
Money market	3,230	—	—	3,230
Equity – available for sale	—	2,399	—	2,399
Equity – trading	2,823	35	(193)	2,665

Marketable securities	$40,002	$2,437	$(193)	$42,246

5. FAIR VALUE MEASUREMENTS

The estimated fair values of our financial instruments have been determined by using available information. The fair value amounts discussed in Note 4 are not necessarily indicative of either the amounts we would realize upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government obligations as well as mutual funds and common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by each fund. The carrying amount of investments designated as “available for sale” securities, including money market accounts and Teton shares, equals their fair value. The fair value of money market accounts is equal to the net asset value of the shares held as reported by the fund. The market values of our money market holdings generally do not fluctuate. The fair value of the Teton shares is equal to the closing market price as of June 30, 2010 less a 25% discount for lack of marketability.

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC No. 820 establishes a three tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets as of June 30, 2010 within the fair value hierarchy (in thousands).

Assets	Level 1	Level 2	Level 3	Total
Investments in securities:
Trading	$36,556	$—	$—	$36,556
Available-for-sale	4,066	—	1,350	5,416

Total financial instruments	$40,622	$—	$1,350	$41,972

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents information regarding the assets for which we used level 3 inputs to determine fair value (in thousands). This represents our ownership of 200,000 Class A shares of Teton Advisors, Inc. We determined the fair value of these shares as the closing market price as of June 30, 2010 less a 25% discount for lack of marketability. Our determination of this fair value amount is not necessarily indicative of either the amount we would realize upon disposition of these shares or our intent or ability to dispose of them. There were no transfers of level 3 assets to or from other asset classes and there were no gains, losses, purchases or sales of the Teton shares.

Asset	Beginning balance	Unrealized losses included in Other Comprehensive Income	Ending balance
Investment in securities, available-for-sale	$2,399	$(1,049)	$1,350

6. OTHER COMPREHENSIVE INCOME

We record all changes in other comprehensive income in the Consolidated Statement of Stockholder’s Equity. Other comprehensive income includes unrealized gains on available for sale securities. A summary of other comprehensive income follows (in thousands):

	Six months ended June 30,
	2010	2009
Net income	$5,426	$2,860
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale-securities	(682)	—

Comprehensive income	$4,744	$2,860

7. INTANGIBLE ASSETS

The intangible assets we purchased in 2009 consisted primarily of the customer accounts of the Philadelphia Fund acquired in connection with the acquisition of the business and substantially all of the assets of Baxter Financial Corporation related to its management of the Philadelphia Fund (the “Acquisition”), but also included allocations to trade-names acquired and a non-solicitation agreement entered into in connection with the Acquisition, which together comprise approximately 1% of the purchase price. The following is a summary of our intangible assets at June 30, 2010 (in thousands):

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets	10.8 years	$1,063	$(65)	$998

8. EQUITY

On April 21, 2010, we granted an aggregate of 175,000 shares of restricted stock to our CEO. These shares are subject to performance and vesting conditions as described in “Note 10. Stock-Based Compensation”.

On April 21, 2010, we declared a quarterly cash dividend of $0.33 per share on common stock payable on July 1, 2010 to stockholders of record on June 15, 2010.

On February 23 and 24, 2010, we purchased 26,943 and 25,886 shares of our common stock, respectively, from employees of Westwood to assist in satisfying their tax obligations related to vested restricted shares. The shares purchased on February 23 were purchased at $38.61 per share and the shares purchased on February 24 were purchased at $39.22 per share, the closing price of our common stock on those dates, and are shown as treasury shares in the equity section of our balance sheet at cost.

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

9. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the WHG Funds, a family of mutual funds. The CTFs and the WHG Funds are considered VIEs because we formed these entities, we are the decision maker for most of their activities and we cannot be removed from our role as sponsor and investment advisor. We receive management fees for managing assets in these entities commensurate with market rates.

We evaluate all of our advisory relationships and CTFs to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of the expected losses or a right to receive the majority of the residual returns. Since all losses and returns are distributed to the shareholders of the WHG Funds and the CTFs, we are not the primary beneficiary. Consequently, the CTFs and the WHG Funds are not consolidated into our financial statements.

We have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to the CTFs or the WHG Funds. Our investments in the WHG Funds and CTFs are accounted for as investments in accordance with our other investments described in “Note. 4 Investments”. The following table displays the assets under management, amount of corporate money invested and risk of loss in each vehicle (in millions).

	As of June 30, 2010
	Assets Under Management	Corporate Investment	Risk of Loss
WHG Funds	$652	$2.4	$2.4
Common Trust Funds	1,360	0.2	0.2

10. STOCK-BASED COMPENSATION

We have issued stock options and restricted shares to our employees, non-employee directors and a non-employee consultant. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 2,648,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At June 30, 2010, approximately 339,000 shares remained available for issuance under the Plan. Following the second quarter of 2010, our board of directors approved an amendment to the Plan that gives the committee that administers the Plan the ability to provide that no dividends or dividend equivalents will be paid or accrued on restricted stock granted under the Plan, and also allows the committee to impose forfeiture, vesting and other conditions on dividends that are paid.

The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements (in thousands):

	Six months ended June 30,
	2010	2009
Total stock-based compensation expense	$4,540	$3,722
Total income tax benefit recognized related to stock-based compensation	2,296	951

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock

Under the Plan, we have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the requisite service period. As of June 30, 2010, there was approximately $23.4 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.4 years. In order to satisfy tax liabilities employees will owe on their vested shares, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. For 2010, we withheld 52,829 shares for this purpose. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and the non-employee directors’ shares vest over one year. For the six months ended June 30, 2010, we recorded approximately $3.6 million of expense for these grants. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the six months ended June 30, 2010:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2010	549,150	$31.62
Granted	207,500	39.23
Vested	(89,750)	35.65
Forfeited	(22,400)	33.09

Non-vested, June 30, 2010	644,500	33.46

CEO and CIO performance-based restricted share grants

Under the Plan, we granted restricted shares to our Chief Executive Officer and Chief Investment Officer that vest over five and six years, respectively, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. Each year during the applicable vesting period, the Compensation Committee will establish a specific goal for that year’s vesting of the restricted shares, which will be based in all cases upon Westwood’s adjusted pre-tax income, as defined. In February 2010, the Compensation Committee established the goal for 2010 as adjusted pre-tax income of at least $14,774,000, representing a compound annual growth rate of 10% over the adjusted pre-tax income for the year 2005. If in any year during the vesting period the performance goal is not met, the Compensation Committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. In no event will the maximum number of shares which may become vested over the vesting period exceed 175,000 shares in the case of our Chief Executive Officer or 300,000 shares in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2010	100,000	$18.81
Granted	175,000	39.90
Vested	—	—
Forfeited	—	—

Non-vested, June 30, 2010	275,000	$32.23

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

In the first quarter of 2010, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares to vest this year. For the six months ended June 30, 2010, we recorded expense of approximately $936,000 related to these grants.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable and became fully expensed in 2006. The following table sets forth the summary of option activity under our stock option program for the three months ended June 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2010	54,900	$12.90
Granted	—	—
Exercised	(13,200)	12.90
Forfeited/expired	—	—

Options outstanding, June 30, 2010	41,700	12.90	2.01	$928,000

The total intrinsic values of options exercised during the three month periods ended June 30, 2010 and 2009 were $345,000 and $0, respectively. Options exercised represent newly issued shares.

11. SEGMENT REPORTING:

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2010
Net revenues from external sources	$10,087	$3,107	$—	$—	$13,194
Net intersegment revenues	1,048	4	—	(1,052)	—
Income before income taxes	5,895	694	(2,649)	—	3,940
Segment assets	52,737	3,990	4,562	—	61,289
Segment goodwill	3,403	512	—	—	3,915

Three months ended June 30, 2009
Net revenues from external sources	$7,666	$2,306	$—	$—	$9,972
Net intersegment revenues	758	3	—	(761)	—
Income before income taxes	4,314	429	(2,239)	—	2,504
Segment assets	37,377	4,272	5,115	—	46,764
Segment goodwill	1,790	512	—	—	2,302

Six months ended June 30, 2010
Net revenues from external sources	$20,292	$6,118	$—	$—	$26,410
Net intersegment revenues	2,122	8	—	(2,130)	—
Income before income taxes	11,807	1,226	(4,540)	—	8,493

Six months ended June 30, 2009
Net revenues from external sources	$13,461	$4,728	$—	$—	$18,189
Net intersegment revenues	1,597	6	—	(1,603)	—
Income before income taxes	7,219	936	(3,722)	—	4,433

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, and those set forth below:

•	our ability to identify and successfully market services that appeal to our customers;

•	the significant concentration of our revenues in four customers;

•	our relationships with investment consulting firms;

•	our relationships with current and potential customers;

•	our ability to retain qualified personnel;

•	our ability to successfully develop and market new asset classes;

•	our ability to maintain our fee structure in light of competitive fee pressures;

•	our ability to realize potential performance-based advisory fees;

•	competition in the marketplace;

•	downturn in the financial markets;

•	the passage of legislation adversely affecting the financial services industries;

•	interest rates;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls; and

•	other risks detailed from time to time in our SEC reports.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue from performance-based fees at the end of the measurement period. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, the revenue related to those clients is fully recognized within the quarter; consequently, our financial statements do not contain a significant amount of deferred revenue.

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

Assets Under Management

Assets under management increased $1.5 billion to $9.7 billion at June 30, 2010, compared with $8.2 billion at June 30, 2009. The average of beginning and ending assets under management for the second quarter of 2010 was $10.1 billion compared to $7.7 billion for the second quarter of 2009, an increase of 32%. The year-over-year increase in period ending assets under management was due to market appreciation of assets under management and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of June 30, 2010 and 2009:

	As of June 30, (in millions)		% Changes June 30, 2010 vs. June 30, 2009
	2010	2009
Westwood Management
Separate Accounts	$4,680	$3,886	20%
Subadvisory	1,895	1,593	19
WHG Funds	652	372	75
Westwood Funds	241	279	(14)
Managed Accounts	404	392	3

Total	7,872	6,522	21

Westwood Trust
Commingled Funds	1,360	1,258	8
Private Accounts	312	333	(6)
Agency/Custody Accounts	115	90	28

Total	1,787	1,681	6

Total Assets Under Management	$9,659	$8,203	18%

Westwood Management. In the preceding table, “Separate Accounts” represent corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals. “Subadvisory” represents relationships where Westwood Management provides investment management services for funds offered by other financial institutions. “WHG Funds” represent the family of institutional mutual funds for which Westwood Management serves as advisor. “Westwood Funds” represent the family of mutual funds for which Westwood Management serves as subadvisor. “Managed Accounts” represent relationships with brokerage firms and other registered investment advisors who offer Westwood Management's products to their customers.

Westwood Trust. In the preceding table, “Commingled Funds” represent funds that have been established to facilitate investment of fiduciary funds of multiple clients by combining assets into a single trust for taxable and tax-exempt entities. “Private Accounts” represent discretionary accounts where Westwood Trust acts as trustee or agent and has full investment discretion. “Agency/Custody Accounts” represent non-discretionary accounts in which Westwood Trust provides agent or custodial services, but does not act in an advisory capacity. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or zero fee, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently being held in custody for clients, which will likely transfer to fee-generating managed assets during an inter-generational transfer of wealth at some future date.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and six months ended June 30, 2010 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, included elsewhere in this quarterly report.

					% Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2010 vs. June 30, 2009	Six months ended June 30, 2010 vs. June 30, 2009
	2010	2009	2010	2009
Revenues
Advisory fees Asset-based	$10,220	$7,215	$20,300	$13,345	42%	52%
Trust fees	3,107	2,303	6,116	4,724	35	29
Other revenues	(133)	454	(6)	120	(129)	(105)

Total revenues	13,194	9,972	26,410	18,189	32	45

Expenses
Employee compensation and benefits	7,355	5,890	14,151	10,584	25	34
Sales and marketing	255	164	388	294	55	32
WHG mutual funds	118	103	261	280	15	(7)
Information technology	322	306	649	616	5	5
Professional services	527	359	1,099	754	47	46
General and administrative	677	646	1,369	1,228	5	11

Total expenses	9,254	7,468	17,917	13,756	24	30

Income before income taxes	3,940	2,504	8,493	4,433	57	92
Provision for income taxes	1,447	874	3,067	1,573	66	95

Net income	$2,493	$1,630	$5,426	$2,860	53%	90%

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Total Revenues. Our total revenues increased by 32% to $13.2 million for the three months ended June 30, 2010 compared with $10.0 million for the three months ended June 30, 2009. Asset-based advisory fees increased by 42% to $10.2 million for the three months ended June 30, 2010 compared with $7.2 million for the three months ended June 30, 2009, as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased by 35% to $3.1 million for the three months ended June 30, 2010 compared with $2.3 million for the three months ended June 30, 2009 as a result of increased assets under management by Westwood Trust due to market appreciation of assets and inflows from new accounts. Net asset outflows from existing clients partially offset these increases. Other revenues, which generally consist of interest and investment income, decreased to $(133,000) for the three months ended June 30, 2010 compared with $454,000 for the three months ended June 30, 2009. Other revenues are presented net and decreased primarily due to an increase of $896,000 in net unrealized losses on investments and a $154,000 decrease in dividends and interest income, partially offset by a decrease of $463,000 in realized losses from prior year sales of investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 25% to $7.4 million for the three months ended June 30, 2010 compared with $5.9 million for the three months ended June 30, 2009. The increase was primarily due to increases of $813,000 in incentive compensation expense as a result of higher pretax income, $410,000 in restricted stock expense due to $230,000 of expense related to performance-based grants and $180,000 related to additional employee restricted stock grants in February 2010 that were granted at a higher price compared to prior grants and $145,000 in salary expense due primarily to salary increases and increased average headcount. In the first quarter of 2010, we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer and Chief Executive Officer to vest. As a result, we recognized expense of approximately $235,000 and $701,000 in the first and second quarters, respectively, related to these performance-based restricted stock grants. We expect to recognize amounts in the third and fourth quarters of 2010 related to these performance-based restricted stock grants. We had 64 full-time employees as of June 30, 2010 compared to 63 full-time employees as of June 30, 2009.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 55% to $255,000 for the three months ended June 30, 2010 compared with $164,000 for the three months ended June 30, 2009. The increase is primarily the result of increased travel related to a European marketing tour with subadvisory partner Pictet Funds and direct marketing expense.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG Mutual Funds expenses increased by 15% to $118,000 for the three months ended June 30, 2010 compared with $103,000 for the three months ended June 30, 2009 due to increased shareholder servicing costs, partially offset by decreased legal costs related to a mutual fund acquisition completed in 2009.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 5% to $322,000 for the three months ended June 30, 2010 compared with $306,000 for the three months ended June 30, 2009. The increase is primarily due to increased expenses for software related to upgraded client statement and portfolio compliance systems, partially offset by a decrease in support expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 47% to $527,000 for the three months ended June 30, 2010 compared with $359,000 for the three months ended June 30, 2009. The increase is primarily related to increased subadvisor fees due to growth common trust funds sponsored by Westwood Trust being temporarily invested in passive index funds in the prior year quarter and increased professional and legal fees.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 5% to $677,000 for the three months ended June 30, 2010 compared with $646,000 for the three months ended June 30, 2009. The increase is primarily due to increases in amortization, charitable contributions and research expenses, partially offset by decreases in insurance and occupancy expenses.

Provision for Income Tax Expense. Provision for income tax expenses increased by 66% to $1,447,000 for the three months ended June 30, 2010 compared with $874,000 for the three months ended June 30, 2009. The effective tax rate was 36.7% for the three months ended June 30, 2010 compared to 34.9% for the three months ended June 30, 2009.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Total Revenues. Our total revenues increased by 45% to $26.4 million for the six months ended June 30, 2010 compared with $18.2 million for the six months ended June 30, 2009. Asset-based advisory fees increased by 52% to $20.3 million for the six months ended June 30, 2010 compared with $13.3 million for the six months ended June 30, 2009, as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased by 29% to $6.1 million for the six months ended June 30, 2010 compared with $4.7 million for the six months ended June 30, 2009 as a result of increased assets under management by Westwood Trust due to market appreciation of assets and inflows from new accounts. Net asset outflows from existing clients partially offset these increases. Other revenues decreased to $(6,000) for the six months ended June 30, 2010 compared with $120,000 for the six months ended June 30, 2009. Other revenues are presented net and decreased primarily due to an increase of $434,000 in net unrealized losses on investments and a $186,000 decrease in dividends and interest income, partially offset by a decrease of $493,000 in realized losses primarily due to prior year sales of investments.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 34% to $14.2 million for the six months ended June 30, 2010 compared with $10.6 million for the six months ended June 30, 2009. The increase was primarily due to increases of $2,165,000 in incentive compensation expense as a result of higher pretax income, $817,000 in restricted stock expense due to $466,000 of expense related to performance-based grants and $351,000 related to additional employee restricted stock grants in February 2010 that were granted at a higher price compared to prior grants and $254,000 in salary expense due primarily to salary increases and increased average headcount. In the first quarter of 2010, we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer and Chief Executive Officer to vest. As a result, we recognized expense of approximately $235,000 and $701,000 in the first and second quarters, respectively, related to these performance-based restricted stock grants. We expect to recognize amounts in the third and fourth quarters of 2010 related to these performance-based restricted stock grants. We had 64 full-time employees as of June 30, 2010 compared to 63 full-time employees as of June 30, 2009.

Sales and Marketing. Sales and marketing costs increased by 32% to $388,000 for the six months ended June 30, 2010 compared with $294,000 for the six months ended June 30, 2009. The increase is primarily the result of increased travel related to a European marketing tour with subadvisory partner Pictet Funds and direct marketing expense.

WHG Mutual Funds. WHG Mutual Funds expenses decreased by 7% to $261,000 for the six months ended June 30, 2010 compared with $280,000 for the six months ended June 30, 2009. Decreased legal costs related to a mutual fund acquisition completed in 2009 were partially offset by increased shareholder servicing costs and direct marketing costs.

Information Technology. Information technology costs increased by 5% to $649,000 for the six months ended June 30, 2010 compared with $616,000 for the six months ended June 30, 2009. The increase is primarily due to increased expenses for software related to upgraded client statement and portfolio compliance systems, partially offset by a decrease in support expenses.

Professional Services. Professional services expenses increased by 46% to $1,099,000 for the six months ended June 30, 2010 compared with $754,000 for the six months ended June 30, 2009. The increase is primarily related to increased subadvisor fees due to growth common trust funds sponsored by Westwood Trust being temporarily invested in passive index funds in the prior year quarter and increased other professional and audit fees. A decrease in legal expenses partially offset these increases.

General and Administrative. General and administrative expenses increased by 11% to $1,369,000 for the six months ended June 30, 2010 compared with $1,228,000 for the six months ended June 30, 2009. The increase is primarily due to increases in amortization, charitable contribution, research and custody expenses, partially offset by a decrease in occupancy expenses.

Provision for Income Tax Expense. Provision for income tax expenses increased by 95% to $3,067,000 for the six months ended June 30, 2010 compared with $1,573,000 for the six months ended June 30, 2009. The effective tax rate was 36.1% for the six months ended June 30, 2010 compared to 35.5% for the six months ended June 30, 2009.

Supplemental Financial Information

As supplemental information, we provide non-generally accepted accounting principles (“non-GAAP”) performance measures that we refer to as cash earnings and cash expenses. We provide these measures in addition to, but not as a substitute for, net income and total expenses, which are reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Management and our board of directors review cash earnings and cash expenses to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income and total expenses, are useful for both management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without considering financial information prepared in accordance with GAAP.

In calculating cash earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options, amortization of intangible assets and deferred taxes related to the tax-basis amortization of goodwill. We define cash expenses as total expenses less non-cash equity-based compensation expense and amortization of intangible assets. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating cash earnings or deduct it when calculating cash expenses because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust cash earnings for tax deductions related to restricted stock expense.

Our cash earnings increased by 34% to $5.2 million for the three months ended June 30, 2010 compared with $3.9 million for the three months ended June 30, 2009, primarily due to an increase in total revenues. For the six months ended June 30, 2010, cash earnings increased by 53% to $10.0 million compared to $6.6 million for the six months ended June 30, 2009, primarily due to an increase in total revenues.

The following tables provide a reconciliation of net income to cash earnings and total expenses to cash expenses (in thousands):

	Three Months Ended June 30		% Change
	2010	2009
Net Income	$2,493	$1,630	53%
Add: Restricted stock expense	2,649	2,239	18
Add: Intangible amortization	26	—	—
Add: Deferred taxes on goodwill	9	—	—

Cash earnings	$5,177	$3,869	34

Total expenses	$9,254	$7,468	24
Less: Restricted stock expense	(2,649)	(2,239)	18
Less: Intangible amortization	(26)	—	—

Cash expenses	$6,579	$5,229	26%

	Six Months Ended June 30		% Change
	2010	2009
Net Income	$5,426	$2,860	90%
Add: Restricted stock expense	4,540	3,722	22
Add: Intangible amortization	53	—	—
Add: Deferred taxes on goodwill	19	—	—

Cash earnings	$10,038	$6,582	53

Total expenses	$17,917	$13,756	30
Less: Restricted stock expense	(4,540)	(3,722)	22
Less: Intangible amortization	(53)	—	—

Cash expenses	$13,324	$10,034	33%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2010, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2010, cash flow provided by operating activities, principally our investment advisory business, was $8.6 million. The cash we generated from operations was partially offset by incentive compensation payments. At June 30, 2010, we had working capital of $46.4 million. Cash flow used in investing activities during the six months ended June 30, 2010 of $0.9 million was related to net purchases of investments and fixed assets. Cash flow used in financing activities during the six months ended June 30, 2010 of $5.9 million was due to cash dividends paid to our stockholders and the purchase of treasury shares. Those cash uses were partially offset by tax benefits from stock-based compensation and cash from the exercise of stock options.

We had cash and investments of $46.6 million as of June 30, 2010 and $45.1 million as of December 31, 2009. Dividends payable were $2.5 million and $2.4 million as of June 30, 2010 and December 31, 2009, respectively. We had no liabilities for borrowed money at June 30, 2010. We have deferred acquisition liabilities that will be paid in the fourth quarters of 2010 and 2011, which we expect to pay with funds generated from operations.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2010 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$759	$653	$74	$32
Deferred acquisition liabilities	1,742	924	818	—

Total	$2,501	$1,577	$892	$32

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

In February 2010, the FASB issued further guidance under ASC No. 810, “Consolidation” (“ASC 810”). This guidance indefinitely defers a requirement to perform a qualitative analysis to determine whether an entity’s variable interests give it a controlling financial interest in a variable interest entity (“VIE”). This deferral generally applies to the reporting entities interests in entities that have the attributes of an investment company or that apply the specialized accounting guidance for investment companies. On January 1, 2010, we determined that we qualified for the deferral under the guidance.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

For the quarter ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 2, 2010	WESTWOOD HOLDINGS GROUP, INC.

	By:	/S/ BRIAN O. CASEY
Brian O. Casey
Chief Executive Officer

	By:	/S/ WILLIAM R. HARDCASTLE, JR.
William R. Hardcastle, Jr.
Chief Financial Officer