Form 10-Q
period 2010-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2010-10-21
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of October 19, 2010: 7,462,917.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2010 and December 31, 2009

(in thousands, except par value and share amounts)

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,839	$2,879
Accounts receivable	6,587	6,406
Investments, at fair value	46,001	42,246
Deferred income taxes	2,169	2,187
Prepaid income taxes	1,013	—
Other current assets	538	625

Total current assets	60,147	54,343
Goodwill	3,915	3,915
Intangible assets, net	971	1,050
Property and equipment, net of accumulated depreciation of $1,488 and $1,315	335	578

Total assets	$65,368	$59,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,348	$995
Dividends payable	2,463	2,359
Compensation and benefits payable	6,751	6,273
Income taxes payable	—	823
Deferred acquisition liability	924	900
Other current liabilities	11	11

Total current liabilities	11,497	11,361
Deferred acquisition liability	818	796
Deferred income taxes	58	238
Deferred rent	133	273

Total long-term liabilities	1,009	1,307

Total liabilities	12,506	12,668

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 7,692,112 and outstanding 7,462,917 shares at September 30, 2010; issued 7,308,812 and outstanding 7,151,472 shares at December 31, 2009	77	73
Additional paid-in capital	56,095	47,741
Treasury stock, at cost – 229,195 shares at September 30, 2010; 157,340 shares at December 31, 2009	(8,749)	(6,026)
Accumulated other comprehensive income	877	1,559
Retained earnings	4,562	3,871

Total stockholders’ equity	52,862	47,218

Total liabilities and stockholders’ equity	$65,368	$59,886

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUES:
Advisory fees Asset-based	$10,157	$8,773	$30,457	$22,118
Trust fees	2,834	2,642	8,950	7,366
Other revenues, net	482	226	476	346

Total revenues	13,473	11,641	39,883	29,830

EXPENSES:
Employee compensation and benefits	7,296	6,381	21,447	16,965
Sales and marketing	181	154	569	448
WHG mutual funds	83	145	344	425
Information technology	328	309	977	925
Professional services	817	376	1,916	1,130
General and administrative	657	678	2,026	1,906

Total expenses	9,362	8,043	27,279	21,799

Income before income taxes	4,111	3,598	12,604	8,031
Provision for income taxes	1,512	1,284	4,579	2,857

Net income	$2,599	$2,314	$8,025	$5,174

Earnings per share:
Basic	$0.39	$0.32	$1.13	$0.71
Diluted	$0.38	$0.32	$1.11	$0.70

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010

(in thousands, except share amounts)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In	Treasury	Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
BALANCE, January 1, 2010	7,151,472	$73	$47,741	$(6,026)	$1,559	$3,871	$47,218
Net income						8,025	8,025
Issuance of restricted stock, net	369,100	4	(4)				—
Dividends declared ($0.99 per share)						(7,334)	(7,334)
Restricted stock amortization			6,927				6,927
Change in unrealized gain on investment securities					(682)		(682)
Tax benefit related to equity compensation			1,248				1,248
Stock options exercised	14,200	—	183				183
Purchase of treasury stock	(71,855)			(2,723)			(2,723)

BALANCE, September 30, 2010	7,462,917	$77	$56,095	$(8,749)	$877	$4,562	$52,862

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,025	$5,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206	180
Amortization of intangible assets	79	—
Fair market valuation of deferred acquisition liabilities	46	—
Unrealized gains on trading investments	(312)	(528)
Restricted stock amortization	6,927	5,694
Deferred income taxes	205	764
Excess tax benefits from equity-based compensation	(979)	(1,504)
Net purchases of investments – trading securities	(3,872)	(5,955)
Change in operating assets and liabilities:
Accounts receivable	(181)	6,991
Other assets	86	210
Accounts payable and accrued liabilities	354	554
Compensation and benefits payable	478	(3,247)
Income taxes payable and prepaid income taxes	(588)	(1,098)
Other liabilities	(59)	(41)

Net cash provided by operating activities	10,415	7,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	(39,877)	(46,738)
Sales of money market funds – available for sale	39,257	46,996
Purchase of property and equipment	(43)	(54)

Net cash (used in)/provided by investing activities	(663)	204

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,723)	(2,526)
Excess tax benefits from equity-based compensation	979	1,504
Cash dividends	(7,231)	(6,386)
Proceeds from exercise of stock options	183	7

Net cash used in financing activities	(8,792)	(7,401)

NET INCREASE (DECREASE) IN CASH	960	(3)
Cash and cash equivalents, beginning of period	2,879	3,498

Cash and cash equivalents, end of period	$3,839	$3,495

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,961	$3,191
Issuance of restricted stock, net	14,699	7,263

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2010, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”) and therefore, as permitted by SEC rules, do not contain certain information and footnote disclosures required by accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009. Refer to the accounting policies described in the notes to our annual financial statements, which were consistently followed in preparing this interim financial information. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

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

Variable Interest Entities

A variable interest entity (VIE) is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses or receive the expected residual returns of the entity.

In February 2010, the FASB issued further guidance for VIEs under ASC No. 810, “Consolidation” (ASC 810). This guidance indefinitely defers a requirement to perform a modified, qualitative analysis to determine whether an entity’s variable interests give it a controlling financial interest in a VIE. This deferral generally applies to the reporting entity’s interests in entities that have the attributes of an investment company or that apply the specialized accounting guidance for investment companies. We determined that we qualified for the deferral under the guidance.

We have examined whether the entities in which we have an interest are VIEs and whether we qualify as the primary beneficiary of the VIEs that we identify. We have included the disclosures related to VIEs in a note to these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly-liquid investments with maturities of three months or less, other than pooled investment vehicles which are considered investments.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested annually for impairment.

We completed our annual goodwill impairment assessments during the third quarter of 2010 and no impairments were required. We perform our annual impairment assessment as of July 1 and would reassess if circumstances indicated a potential impairment between annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach.

Our intangible assets represent the acquisition date fair value of the rights to manage mutual fund assets and are reflected net of amortization. In valuing these assets, we made significant estimates regarding the useful life, growth rates and potential attrition of the assets acquired. We periodically review our intangible assets for events or circumstances that would indicate impairment. If the carrying value of these assets exceeded fair value, we would record an impairment to remove the excess.

Federal Income Taxes

We file a Federal income tax return as a consolidated group for Westwood and its subsidiaries. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax bases of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense is generally the result of changes in the deferred tax assets and liabilities and relates primarily to equity-based compensation expense.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity-based Compensation

We account for equity-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) No. 718, Compensation-Stock Compensation. Under ASC No. 718, equity-based compensation expense reflects the fair value of equity-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost recorded for these awards is based on their grant-date fair value as required by ASC No. 718.

We have issued restricted stock and stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We valued stock options issued based upon the Black-Scholes option-pricing model and recognized this value as an expense over the periods in which the options vested. Implementation of the Black-Scholes option-pricing model required us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, equity-based compensation expense and our results of operations could be materially affected.

3. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2010 and 2009, respectively. Diluted EPS for these periods is computed based on the weighted average number of shares outstanding plus the effect of the dilutive shares of restricted stock and stock options granted to employees and non-employee directors and contingently issuable shares.

Under FASB ASC No. 620, Earnings Per Share, shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities, which requires allocating a portion of net income to those shares as if they were a separate class of stock, which reduces net income available to common stockholders. Prior to the third quarter 2010, shares of unvested restricted stock contained non-forfeitable rights to dividends and accordingly were participating securities. EPS presented for the three and nine month periods ended September 30, 2009 are different than those reported previously due to the use of the two-class method. The change in previously reported EPS is not considered material and will be reflected in all applicable comparative presentations going forward. In the third quarter, the Plan was modified such that dividends on unvested restricted shares no longer contain non-forfeitable rights to dividends, which removes the requirements to treat such shares as a separate class of stock and to allocate a portion of net income to such shares for the third quarter and future periods.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$2,599	$2,314	$8,025	$5,174
Less: Income allocated to participating restricted shares	—	(232)	(576)	(704)

Net income available to common stockholders	$2,599	$2,082	$7,449	$4,470

Weighted average shares outstanding – basic	6,634,585	6,402,796	6,567,429	6,314,322
Dilutive potential shares from unvested restricted shares	158,437	—	66,506	—
Dilutive contingently issuable shares	54,651	—	54,651	—
Dilutive potential shares from stock options	18,855	27,423	22,130	27,333

Weighted average shares outstanding – diluted	6,866,528	6,430,219	6,710,716	6,341,655

Earnings per share:
Basic	$0.39	$0.32	$1.13	$0.71
Diluted	$0.38	$0.32	$1.11	$0.70

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

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2010:
U.S. Government obligations	$35,946	$16	$—	$35,962
Funds:
Money market	3,850	—	—	3,850
Equity – available for sale	—	1,350	—	1,350
Equity – trading	4,698	248	(107)	4,839

Marketable securities	$44,494	$1,614	$(107)	$46,001

December 31, 2009:
U.S. Government obligations	$33,949	$3	$—	$33,952
Funds:
Money market	3,230	—	—	3,230
Equity – available for sale	—	2,399	—	2,399
Equity – trading	2,823	35	(193)	2,665

Marketable securities	$40,002	$2,437	$(193)	$42,246

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS

The estimated fair values of our financial instruments have been determined by using available information. The fair value amounts discussed in Note 4 are not necessarily indicative of either the amounts we would realize upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government obligations as well as mutual funds and common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by each fund. The carrying amount of investments designated as “available for sale” securities, including money market accounts and Teton shares, equals their fair value. The fair value of money market accounts is equal to the net asset value of the shares held as reported by the fund. The market values of our money market holdings generally do not fluctuate. The fair value of the Teton shares is equal to the closing market price as of September 30, 2010 less a 25% discount for lack of marketability.

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC No. 820 establishes a three tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets as of September 30, 2010 within the fair value hierarchy (in thousands).

Assets	Level 1	Level 2	Level 3	Total
Investments in securities:
Trading	$40,801	$—	$—	$40,801
Available-for-sale	3,850	—	1,350	5,200

Total financial instruments	$44,651	$—	$1,350	$46,001

The following table presents information regarding the assets for which we used level 3 inputs to determine fair value (in thousands). This represents our ownership of 200,000 Class A shares of Teton Advisors, Inc. We determined the fair value of these shares as the closing market price as of September 30, 2010 less a 25% discount for lack of marketability. Our determination of this fair value amount is not necessarily indicative of either the amount we would realize upon disposition of these shares or our intent or ability to dispose of them. There were no transfers of level 3 assets to or from other asset classes and there were no gains, losses, purchases or sales of the Teton shares.

Asset	12/31/09 balance	Unrealized losses included in Other Comprehensive Income	9/30/10 balance
Investment in securities, available-for-sale	$2,399	$(1,049)	$1,350

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. OTHER COMPREHENSIVE INCOME

We record all changes in other comprehensive income in the Consolidated Statement of Stockholder’s Equity. Other comprehensive income includes unrealized gains on available for sale securities. A summary of other comprehensive income follows (in thousands):

	Nine months ended September 30,
	2010	2009
Net income	$8,025	$5,174
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale-securities	(682)	—

Comprehensive income	$7,343	$5,174

7. INTANGIBLE ASSETS

The intangible assets we purchased in 2009 consisted primarily of the customer accounts of the Philadelphia Fund acquired in connection with the acquisition of the business and substantially all of the assets of Baxter Financial Corporation related to its management of the Philadelphia Fund (the “Acquisition”), but also included allocations to trade-names acquired and a non-solicitation agreement entered into in connection with the Acquisition, which together comprise approximately 1% of the purchase price. The following is a summary of our intangible assets at September 30, 2010 (in thousands):

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets	10.8 years	$1,063	$(92)	$971

8. EQUITY

On July 22, 2010, we declared a quarterly cash dividend of $0.33 per share on common stock payable on October 1, 2010 to stockholders of record on September 15, 2010.

On July 22, 2010, we granted an aggregate of 9,000 shares of restricted stock to non-employee directors. These shares are subject to vesting conditions as described in “Note 10. Equity-Based Compensation”.

On July 1, 2010, we purchased 19,026 shares of our common stock from employees of Westwood to assist in satisfying their tax obligations related to vested restricted shares. The shares were purchased at $35.12, the closing price of our common stock on that date and are shown as treasury shares at cost in the equity section of our balance sheet.

On April 21, 2010, we granted an aggregate of 175,000 shares of restricted stock to our CEO. These shares are subject to performance and vesting conditions as described in “Note 10. Equity-Based Compensation”.

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

On February 24, 2010, we granted an aggregate of 203,500 shares of restricted stock to certain employees. These shares are subject to vesting conditions as described in “Note 10. Equity-Based Compensation”.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 4, 2010, we declared a quarterly cash dividend of $0.33 per share on common stock payable on April 1, 2010 to stockholders of record on March 15, 2010.

9. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the WHG Funds, a family of mutual funds. The CTFs and the WHG Funds are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that have a significant effect on their success. We receive management fees for managing assets in these entities commensurate with market rates.

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

	As of September 30, 2010
	Assets Under Management	Corporate Investment	Risk of Loss
WHG Funds	$760	$2.7	$2.7
Common Trust Funds	1,502	2.0	2.0

10. EQUITY-BASED COMPENSATION

We have issued stock options and restricted shares to our employees and non-employee directors. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 2,648,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At September 30, 2010, approximately 330,000 shares remained available for issuance under the Plan. Following the second quarter of 2010, our board of directors approved an amendment to the Plan that gives the committee that administers the Plan the ability to provide that no dividends or dividend equivalents will be paid or accrued on restricted stock granted under the Plan, and also allows the committee to impose forfeiture, vesting and other conditions on dividends that are paid.

The following table presents the total equity-based compensation expense recorded and the total income tax benefit recognized for equity-based compensation arrangements (in thousands):

	Nine months ended September 30,
	2010	2009
Total equity-based compensation expense	$6,927	$5,694
Total income tax benefit recognized related to equity-based compensation	3,478	3,681

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock

Under the Plan, we have granted restricted stock to employees, non-employee directors and a non-employee consultant, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the requisite service period. As of September 30, 2010, there was approximately $21.3 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.2 years. In order to satisfy tax liabilities employees will owe on their vested shares, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. For 2010, we withheld 71,855 shares for this purpose. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and the non-employee directors’ shares vest over one year. For the nine months ended September 30, 2010, we recorded approximately $5.3 million of expense for these grants. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the nine months ended September 30, 2010:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2010	549,150	$31.62
Granted	216,500	39.06
Vested	(191,150)	30.62
Forfeited	(22,400)	33.09

Non-vested, September 30, 2010	552,100	34.83

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2010	100,000	$18.81
Granted	175,000	39.90
Vested	—	—
Forfeited	—	—

Non-vested, September 30, 2010	275,000	$32.23

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

In the first quarter of 2010, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares to vest this year and began recording expense related to those shares. We reaffirmed this conclusion in the second and third quarters. For the three and nine month periods ended September 30, 2010, we recorded expense of approximately $0.7 million and $1.6 million, respectively, related to these grants.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable and became fully expensed in 2006. The following table sets forth the summary of option activity under our stock option program for the three months ended September 30, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2010	54,900	$12.90
Granted	—	—
Exercised	(14,200)	12.90
Forfeited/expired	—	—

Options outstanding, September 30, 2010	40,700	12.90	1.8	$852,000

The total intrinsic values of options exercised during the nine month periods ended September 30, 2010 and 2009 were $367,000 and $11,000, respectively. Options exercised represent newly issued shares.

11. SEGMENT REPORTING:

We operate two segments: Westwood Management and Westwood Trust. These segments are managed separately based on the types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes. Westwood Holdings, the parent company of Westwood Management and Westwood Trust, does not have revenues or employees and is the entity in which we record equity-based compensation expense.

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2010
Net revenues from external sources	$10,638	$2,835	$—	$—	$13,473
Net intersegment revenues	985	4	—	(989)	—
Income before income taxes	6,153	345	(2,387)	—	4,111
Segment assets	56,327	4,067	4,974	—	65,368
Segment goodwill	3,403	512	—	—	3,915

Three months ended September 30, 2009
Net revenues from external sources	$8,998	$2,643	$—	$—	$11,641
Net intersegment revenues	875	3	—	(878)	—
Income before income taxes	4,960	610	(1,972)	—	3,598
Segment assets	40,410	4,944	5,025	—	50,379
Segment goodwill	1,790	512	—	—	2,302

Nine months ended September 30, 2010
Net revenues from external sources	$30,931	$8,952	$—	$—	$39,883
Net intersegment revenues	3,108	13	—	(3,121)	—
Income before income taxes	17,960	1,571	(6,927)	—	12,604

Nine months ended September 30, 2009
Net revenues from external sources	$22,459	$7,371	$—	$—	$29,830
Net intersegment revenues	2,472	9	—	(2,481)	—
Income before income taxes	12,179	1,546	(5,694)	—	8,031

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, and those set forth below:

•	our ability to identify and successfully market services that appeal to our customers;

•	the significant concentration of our revenues in four customers;

•	our relationships with investment consulting firms;

•	our relationships with current and potential customers;

•	our ability to retain qualified personnel;

•	our ability to successfully develop and market new asset classes;

•	our ability to maintain our fee structure in light of competitive fee pressures;

•	our ability to realize potential performance-based advisory fees;

•	competition in the marketplace;

•	downturn in the financial markets;

•	the passage of legislation adversely affecting the financial services industries, including the impact of the recently approved Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	interest rates;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls; and

•	other risks detailed from time to time in our SEC reports.

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

Assets Under Management

Assets under management increased $1.1 billion to $10.6 billion at September 30, 2010, compared with $9.5 billion at September 30, 2009. The average of beginning and ending assets under management for the third quarter of 2010 was $10.2 billion compared to $8.9 billion for the third quarter of 2009, an increase of 15%. The following table sets forth Westwood Management’s and Westwood Trust’s assets under management as of September 30, 2010 and 2009:

	As of September 30, (in millions)		% Change September 30, 2010 vs.
	2010	2009	September 30, 2009
Westwood Management
Separate Accounts	$5,214	$4,572	14%
Subadvisory	2,006	1,892	6
WHG Funds	760	458	66
Westwood Funds	299	292	2
Managed Accounts	433	430	1

Total	8,712	7,644	14

Westwood Trust
Commingled Funds	1,502	1,427	5
Private Accounts	315	348	(9)
Agency/Custody Accounts	112	92	22

Total	1,929	1,867	3

Total Assets Under Management	$10,641	$9,511	12%

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

The tables below provide a roll-forward of assets under management for Westwood Management (“WMC”) and Westwood Trust (“WT”).

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	WMC	WT	TOTAL	WMC	WT	TOTAL

Beginning of period assets	$7,872	$1,787	$9,659	$8,165	$2,009	$10,174
Client Flows:
Inflows/new accounts	94	23	117	985	65	1,050
Outflows/closed accounts	(160)	(33)	(193)	(883)	(203)	(1,086)

Net inflows/(outflows)	(66)	(10)	(76)	102	(138)	(36)
Market appreciation/(depreciation)	906	152	1,058	445	58	503

Net change	840	142	982	547	(80)	467
End of period assets	$8,712	$1,929	$10,641	$8,712	$1,929	$10,641

The increase in assets under management for the three months ended September 30, 2010 was primarily due to market appreciation of $1.1 billion and inflows of new assets of $117 million, partially offset by outflows of $193 million. Inflows were driven primarily by additional inflows into the WHG Funds, Separate Accounts and Subadvisory. Outflows were primarily related to rebalancing by Separate Accounts clients and outflows from Subadvisory.

The increase in assets under management for the nine months ended September 30, 2010 was primarily due to inflows of new assets of $1.1 billion and market appreciation of $503 million, partially offset by outflows of $1.1 billion. Inflows were driven primarily by additional inflows into the WHG Funds, Separate Accounts and Subadvisory. Outflows were primarily related to rebalancing by Separate Accounts clients and outflows from Subadvisory.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	WMC	WT	TOTAL	WMC	WT	TOTAL

Beginning of period assets	$6,522	$1,681	$8,203	$5,627	$1,558	$7,185
Client Flows:
Inflows/new accounts	418	45	463	1,576	130	1,706
Outflows/closed accounts	(196)	(25)	(221)	(535)	(58)	(593)

Net inflows/(outflows)	222	20	242	1,041	72	1,113
Market appreciation/(depreciation)	900	166	1,066	976	237	1,213

Net change	1,122	186	1,308	2,017	309	2,326
End of period assets	$7,644	$1,867	$9,511	$7,644	$1,867	$9,511

The increase in assets under management for the three months ended September 30, 2009 was primarily due to market appreciation of $1.1 billion and inflows of new assets of $463 million, partially offset by outflows of $221 million. Inflows were driven primarily by additional inflows into Separate Accounts, Subadvisory and the WHG Funds. Outflows were primarily related to rebalancing by Separate Accounts clients.

The increase in assets under management for the nine months ended September 30, 2009 was primarily due to inflows of new assets of $1.7 billion and market appreciation of $1.2 billion, partially offset by outflows of $593 million. Inflows were driven primarily by additional inflows into Separate Accounts, Subadvisory and the WHG Funds. Outflows were primarily related to rebalancing by Separate Accounts clients and outflows from Subadvisory and Managed Accounts.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2010 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, included elsewhere in this quarterly report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2010 vs.	Nine months ended September 30, 2010 vs.
	2010	2009	2010	2009	September 30, 2009	September 30, 2009
Revenues
Advisory fees
Asset-based	$10,157	$8,773	$30,457	$22,118	16%	38%
Trust fees	2,834	2,642	8,950	7,366	7	22
Other revenues	482	226	476	346	113	38

Total revenues	13,473	11,641	39,883	29,830	16	34

Expenses
Employee compensation and benefits	7,296	6,381	21,447	16,965	14	26
Sales and marketing	181	154	569	448	18	27
WHG mutual funds	83	145	344	425	(43)	(19)
Information technology	328	309	977	925	6	6
Professional services	817	376	1,916	1,130	117	70
General and administrative	657	678	2,026	1,906	(3)	6

Total expenses	9,362	8,043	27,279	21,799	16	25

Income before income taxes	4,111	3,598	12,604	8,031	14	57
Provision for income taxes	1,512	1,284	4,579	2,857	18	60

Net income	$2,599	$2,314	$8,025	$5,174	12%	55%

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Total Revenues. Our total revenues increased by 16% to $13.5 million for the three months ended September 30, 2010 compared with $11.6 million for the three months ended September 30, 2009. Asset-based advisory fees increased by 16% to $10.2 million for the three months ended September 30, 2010 compared with $8.8 million for the three months ended September 30, 2009, as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased by 7% to $2.8 million for the three months ended September 30, 2010 compared with $2.6 million for the three months ended September 30, 2009 as a result of increased assets under management by Westwood Trust due to market appreciation of assets and inflows from new accounts. Net asset outflows from existing clients partially offset these increases. Other revenues, which generally consist of interest and investment income, increased to $482,000 for the three months ended September 30, 2010 compared with $226,000 for the three months ended September 30, 2009. Other revenues are presented net and increased primarily due to an increase of $218,000 in net unrealized gains on investments and an increase of $50,000 in realized gains from sales of investments, partially offset by a $12,000 decrease in dividends and interest income.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 14% to $7.3 million for the three months ended September 30, 2010 compared with $6.4 million for the three months ended September 30, 2009. The increase was primarily due to increases of $332,000 in incentive compensation expense as a result of higher pretax income, $415,000 in restricted stock expense due to $230,000 of expense related to performance-based grants and $185,000 related to additional employee restricted stock grants in February 2010 that were granted at a higher price compared to prior grants and $223,000 in salary expense due primarily to salary increases and increased average headcount. In the first quarter of 2010, we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer and Chief Executive Officer to vest. We reaffirmed this conclusion in the second and third quarters. As a result, we recognized expense of approximately $235,000, $701,000 and $701,000 in the first, second and third quarters, respectively, related to these performance-based restricted stock grants. We expect to recognize an amount in the fourth quarter of 2010 related to these performance-based restricted stock grants. We had 67 full-time employees as of September 30, 2010 compared to 63 full-time employees as of September 30, 2009.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 18% to $181,000 for the three months ended September 30, 2010 compared with $154,000 for the three months ended September 30, 2009. The increase is primarily the result of increased direct marketing expenses and conference costs.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution and administration efforts related to the WHG Funds. WHG Mutual Funds expenses decreased by 43% to $83,000 for the three months ended September 30, 2010 compared with $145,000 for the three months ended September 30, 2009 due to decreased legal costs related to a mutual fund acquisition completed in 2009, partially offset by increased shareholder servicing costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 6% to $328,000 for the three months ended September 30, 2010 compared with $309,000 for the three months ended September 30, 2009. The increase is primarily due to increased expenses for research tools and software related to upgraded client statement and portfolio compliance systems, partially offset by a decrease in support expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 117% to $817,000 for the three months ended September 30, 2010 compared with $376,000 for the three months ended September 30, 2009. On September 22, 2010, we announced that we had entered into a definitive agreement to acquire McCarthy Group Advisors, LLC, a registered investment advisor in Omaha, Nebraska. The increase is primarily related to increased legal and professional fees primarily related to the acquisition of McCarthy Group Advisors, LLC that we expect to close in the fourth quarter and increased subadvisor fees related to growth common trust funds sponsored by Westwood Trust, which were temporarily invested in passive index funds in the prior year quarter.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses decreased by 3% to $657,000 for the three months ended September 30, 2010 compared with $678,000 for the three months ended September 30, 2009. The decrease is primarily due to decreases in miscellaneous, insurance, occupancy and custody expenses, partially offset by increases in amortization and office supplies expenses.

Provision for Income Tax Expense. Provision for income tax expenses increased by 18% to $1,512,000 for the three months ended September 30, 2010 compared with $1,284,000 for the three months ended September 30, 2009. The effective tax rate increased to 36.8% for the three months ended September 30, 2010 from 35.7% for the three months ended September 30, 2009 primarily due to current year taxable income in a higher federal tax bracket.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Total Revenues. Our total revenues increased by 34% to $39.9 million for the nine months ended September 30, 2010 compared with $29.8 million for the nine months ended September 30, 2009. Asset-based advisory fees increased by 38% to $30.5 million for the nine months ended September 30, 2010 compared with $22.1 million for the nine months ended September 30, 2009, as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased by 22% to $9.0 million for the nine months ended September 30, 2010 compared with $7.4 million for the nine months ended September 30, 2009 as a result of increased assets under management by Westwood Trust due to market appreciation of assets and inflows from new accounts. Net asset outflows from existing clients partially offset these increases. Other revenues increased to $476,000 for the nine months ended September 30, 2010 compared with $346,000 for the nine months ended September 30, 2009. Other revenues are presented net and increased primarily due to an increase of $544,000 in net realized gains due to current year gains and prior year losses from sales of investments, partially offset by a $215,000 decrease in net unrealized gains on investments and a $198,000 decrease in dividends and interest income.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 26% to $21.4 million for the nine months ended September 30, 2010 compared with $17.0 million for the nine months ended September 30, 2009. The increase was primarily due to increases of $2,497,000 in incentive compensation expense as a result of higher pretax income, $1,232,000 in restricted stock expense due to $696,000 of expense related to performance-based grants and $536,000 related to additional employee restricted stock grants in February 2010 that were granted at a higher price compared to prior grants, $476,000 in salary expense and $185,000 in 401k match and profit sharing expenses due to salary increases and increased average headcount. In the first quarter of 2010, we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer and Chief Executive Officer to vest. We reaffirmed this conclusion in the second and third quarters. As a result, we recognized expense of approximately $235,000, $701,000 and $701,000 in the first, second and third quarters, respectively, related to these performance-based restricted stock grants. We expect to recognize an amount in the fourth quarter of 2010 related to these performance-based restricted stock grants. We had 67 full-time employees as of September 30, 2010 compared to 63 full-time employees as of September 30, 2009.

Sales and Marketing. Sales and marketing costs increased by 27% to $569,000 for the nine months ended September 30, 2010 compared with $448,000 for the nine months ended September 30, 2009. The increase is primarily the result of increased travel related to a European marketing tour with subadvisory partner Pictet Funds and increased direct marketing expense.

WHG Mutual Funds. WHG Mutual Funds expenses decreased by 19% to $344,000 for the nine months ended September 30, 2010 compared with $425,000 for the nine months ended September 30, 2009. Decreased legal costs related to a mutual fund acquisition completed in 2009 were partially offset by increased shareholder servicing costs and non-cash expense related to the fair market value of deferred acquisition liabilities from the mutual fund acquisition.

Information Technology. Information technology costs increased by 6% to $977,000 for the nine months ended September 30, 2010 compared with $925,000 for the nine months ended September 30, 2009. The increase is primarily due to increased software expenses related to upgraded client statement and portfolio compliance systems and research tools expenses, partially offset by a decrease in support expenses.

Professional Services. Professional services expenses increased by 70% to $1,916,000 for the nine months ended September 30, 2010 compared with $1,130,000 for the nine months ended September 30, 2009. The increase is primarily related to increased subadvisor fees related to growth common trust funds sponsored by Westwood Trust, which were temporarily invested in passive index funds in the prior year period and increased legal and professional fees related to the McCarthy acquisition that we expect to close in the fourth quarter.

General and Administrative. General and administrative expenses increased by 6% to $2,026,000 for the nine months ended September 30, 2010 compared with $1,906,000 for the nine months ended September 30, 2009. The increase is primarily due to increases in amortization, research, training, charitable contributions and custody expenses, partially offset by decreases in occupancy and miscellaneous expenses.

Provision for Income Tax Expense. Provision for income tax expenses increased by 60% to $4,579,000 for the nine months ended September 30, 2010 compared with $2,857,000 for the nine months ended September 30, 2009. The effective tax rate increased to 36.3% for the nine months ended September 30, 2010 from 35.6% for the nine months ended September 30, 2009 primarily due to current year taxable income in a higher federal tax bracket.

Supplemental Financial Information

As supplemental information, we provide non-generally accepted accounting principles (“non-GAAP”) performance measures that we refer to as economic earnings and economic expenses. In the third quarter, we renamed our non-GAAP performance measures to Economic Earnings and Economic Expenses from Cash Earnings and Cash Expenses, respectively. We provide these measures in addition to, but not as a substitute for, net income and total expenses, which are reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Management and our board of directors review economic earnings and economic expenses to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income and total expenses, are useful for both management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without considering financial information prepared in accordance with GAAP.

In calculating Economic Earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options, amortization of intangible assets and deferred taxes related to the tax-basis amortization of goodwill. We define Economic Expenses as total expenses less non-cash equity-based compensation expense and amortization of intangible assets. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating economic earnings or deduct it when calculating Economic Expenses because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust economic earnings for tax deductions related to restricted stock expense.

Our Economic Earnings increased by 17% to $5.0 million for the three months ended September 30, 2010 compared with $4.3 million for the three months ended September 30, 2009, primarily due to an increase in total revenues. For the nine months ended September 30, 2010, Economic Earnings increased by 39% to $15.1 million compared to $10.9 million for the nine months ended September 30, 2009, primarily due to an increase in total revenues.

The following tables provide a reconciliation of net income to Economic Earnings and total expenses to Economic Expenses (in thousands):

	Three Months Ended September 30		% Change
	2010	2009
Net Income	$2,599	$2,314	12%
Add: Restricted stock expense	2,387	1,972	21
Add: Intangible amortization	26	—	—
Add: Deferred taxes on goodwill	9	—	—

Economic earnings	$5,021	$4,286	17

Total expenses	$9,362	$8,043	16
Less: Restricted stock expense	(2,387)	(1,972)	21
Less: Intangible amortization	(26)	—	—

Economic expenses	$6,949	$6,071	14%

	Nine Months Ended September 30%
	2010	2009	Change
Net Income	$8,025	$5,174	55%
Add: Restricted stock expense	6,927	5,694	22
Add: Intangible amortization	79	—	—
Add: Deferred taxes on goodwill	28	—	—

Economic earnings	$15,059	$10,868	39

Total expenses	$27,279	$21,799	25
Less: Restricted stock expense	(6,927)	(5,694)	22
Less: Intangible amortization	(79)	—	—

Economic expenses	$20,273	$16,105	26%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2010, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2010, cash flow provided by operating activities, principally our investment advisory business, was $10.4 million. The cash we generated from operations was partially offset by the purchase of trading securities. At September 30, 2010, we had working capital of $48.7 million. Cash flow used in investing activities during the nine months ended September 30, 2010 of $0.7 million was related to net purchases of available-for-sale investments and fixed assets. Cash flow used in financing activities during the nine months ended September 30, 2010 of $8.8 million was due to cash dividends paid to our stockholders and the purchase of treasury shares. Those cash uses were partially offset by tax benefits from equity-based compensation and cash from the exercise of stock options.

We had cash and investments of $49.8 million as of September 30, 2010 and $45.1 million as of December 31, 2009. Dividends payable were $2.5 million and $2.4 million as of September 30, 2010 and December 31, 2009, respectively. We had no liabilities for borrowed money at September 30, 2010. We have deferred acquisition liabilities that will be paid in the fourth quarters of 2010 and 2011, which we expect to pay with shares of our common stock and funds generated from operations.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2010 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$582	$486	$72	$24
Deferred acquisition liabilities	1,742	924	818	—

Total	$2,324	$1,410	$890	$24

Recent Accounting Pronouncements

In January 2010, the FASB issued further guidance under ASC No. 820, Fair Value Measurements and Disclosures (ASC 820). The guidance requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the fiscal years and interim periods beginning after December 15, 2010. We do not expect these disclosures to have a material impact on our financial statements.

In February 2010, the FASB issued further guidance under ASC No. 810, Consolidation (ASC 810). This guidance indefinitely defers a requirement to perform a qualitative analysis to determine whether an entity’s variable interests give it a controlling financial interest in a variable interest entity (VIE). This deferral generally applies to the reporting entities interests in entities that have the attributes of an investment company or that apply the specialized accounting guidance for investment companies. We determined that we qualified for the deferral under the guidance.

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

For the quarter ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2010	19,026	$35.12	—	—
August 1 through August 31, 2010	—	—	—	—
September 1 through September 30, 2010	—	—	—	—

Total	19,026	$35.12	—	—

Note: The treasury shares were purchased from Westwood employees at the market close price on the date of purchase in order to satisfy their tax obligations from vested restricted shares. We anticipate purchasing additional shares in subsequent years for the same purpose.

ITEM 6.	EXHIBITS

10.1	Amendment of the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, dated July 22, 2010

10.2	Amended Restricted Stock Agreement under the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 20, 2010	WESTWOOD HOLDINGS GROUP, INC.

	By:	/S/ BRIAN O. CASEY
Brian O. Casey
Chief Executive Officer

	By:	/S/ WILLIAM R. HARDCASTLE, JR.
William R. Hardcastle, Jr.
Chief Financial Officer