Form 10-Q
period 2011-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2011-04-20
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

Shares of common stock, par value $0.01 per share, outstanding as of April 19, 2011: 7,786,443.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2011 and December 31, 2010

(in thousands, except par value and share amounts)

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,651	$1,744
Accounts receivable	8,699	7,348
Investments, at fair value	39,243	43,300
Deferred income taxes	1,654	2,757
Other current assets	1,014	733

Total current assets	55,261	55,882
Goodwill	11,281	11,281
Intangible assets, net	4,994	5,119
Property and equipment, net of accumulated depreciation of $1,621 and $1,542	485	346

Total assets	$72,021	$72,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,307	$1,290
Dividends payable	2,651	—
Compensation and benefits payable	3,373	9,369
Income taxes payable	1	173
Deferred acquisition liability	941	899
Other current liabilities	13	13

Total current liabilities	8,286	11,744
Deferred income taxes	1,064	117
Dividends payable	74	—
Deferred rent	134	90

Total long-term liabilities	1,272	207

Total liabilities	9,558	11,951

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,085,918 and outstanding 7,786,443 shares at March 31, 2011; issued 7,874,873 and outstanding 7,645,678 shares at December 31, 2010	81	79
Additional paid-in capital	68,659	65,639
Treasury stock, at cost – 299,475 shares at March 31, 2011; 229,195 shares at December 31, 2010	(11,346)	(8,749)
Accumulated other comprehensive income, net of deferred taxes	1,462	926
Retained earnings	3,607	2,782

Total stockholders’ equity	62,463	60,677

Total liabilities and stockholders’ equity	$72,021	$72,628

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2011	2010
REVENUES:
Advisory fees Asset-based	$13,324	$10,080
Trust fees	3,357	3,009
Other revenues, net	328	127

Total revenues	17,009	13,216

EXPENSES:
Employee compensation and benefits	8,655	6,796
Sales and marketing	198	133
WHG mutual funds	256	143
Information technology	458	327
Professional services	935	572
General and administrative	888	692

Total expenses	11,390	8,663

Income before income taxes	5,619	4,553
Provision for income taxes	2,070	1,620

Net income	$3,549	$2,933

Earnings per share:
Basic	$0.51	$0.40
Diluted	$0.50	$0.40

Dividends declared per share	$0.35	$0.33

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2011

(in thousands, except share amounts)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
BALANCE, January 1, 2011	7,645,678	$79	$65,639	$(8,749)	$926	$2,782	$60,677
Net income						3,549	3,549
Other comprehensive income – unrealized gain on investment securities, net of $289 in taxes					536		536

Comprehensive income							4,085
Issuance of restricted stock, net	209,545	2	(2)				—
Dividends declared ($0.35 per share)						(2,724)	(2,724)
Restricted stock amortization			2,383				2,383
Tax benefit related to equity compensation			619				619
Stock options exercised	1,500	—	20				20
Purchase of treasury stock	(70,280)			(2,597)			(2,597)

BALANCE, March 31, 2011	7,786,443	$81	$68,659	$(11,346)	$1,462	$3,607	$62,463

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,549	$2,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67	78
Amortization of intangible assets	125	26
Fair value adjustment of deferred acquisition liabilities	42	46
Unrealized gains on trading investments	(227)	(84)
Restricted stock amortization	2,383	1,891
Deferred income taxes	1,761	1,045
Excess tax benefits from stock based compensation	(548)	(643)
Net sales of investments – trading securities	5,109	982
Change in operating assets and liabilities:
Accounts receivable	(1,351)	144
Other current assets	(281)	(273)
Accounts payable and accrued liabilities	17	96
Compensation and benefits payable	(5,996)	(3,554)
Income taxes payable and prepaid income taxes	447	33
Other liabilities	71	(17)

Net cash provided by operating activities	5,168	2,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	—	(10,196)
Sales of available for sale investments	—	11,516
Purchase of property and equipment	(233)	(16)

Net cash (used in)/provided by investing activities	(233)	1,304

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,597)	(2,055)
Excess tax benefits from stock based compensation	548	643
Cash dividends	1	(2,360)
Proceeds from exercise of stock options	20	57

Net cash used in financing activities	(2,028)	(3,715)

NET INCREASE (DECREASE) IN CASH	2,907	292
Cash and cash equivalents, beginning of period	1,744	2,879

Cash and cash equivalents, end of period	$4,651	$3,171

Supplemental cash flow information:
Cash paid during the period for income taxes	$33	$541

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of March 31, 2011, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the periods in these consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. A limited number of our clients have a contractual performance-based fee component, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized as services are performed, usually within the same calendar quarter, and our consolidated financial statements do not contain significant amounts of deferred revenue. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of interest and investment income. These revenues are recognized as earned or as the services are performed.

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

We have examined whether the entities in which we have an interest are VIEs and whether we qualify as the primary beneficiary of the VIEs that we identify. We have included the disclosures related to VIEs in a note to these consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less, other than pooled investment vehicles that are considered investments.

Accounts Receivable

The majority of our accounts receivable balances consists of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectable. Our trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the periods presented in these consolidated financial statements.

Investments

Prior to the fourth quarter of 2010, money market securities were classified as available for sale securities. In the fourth quarter of 2010, we reevaluated our investment classifications and determined that money market securities more closely fit the trading classification and began to account for them accordingly. In that money market securities do not have significantly fluctuating values, our balance sheet and income statement were not impacted upon reclassification of these securities. Class A shares of Teton Advisors, Inc. (“Teton shares”) are classified as available for sale. The Teton shares are carried at quoted market value with a 25% discount for lack of marketability. Unrealized gains and losses on the Teton shares are recorded through other comprehensive income. All other marketable securities are classified as trading securities and are carried at quoted market value on the accompanying consolidated balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested annually for impairment.

During the third quarter of 2010, we completed our annual goodwill impairment assessment and determined that no impairment loss was required. We perform annual impairment assessments as of July 1 and reassess if circumstances indicate a potential impairment between annual assessment dates. We assess the fair value of our business units for goodwill purposes using a market multiple approach. Our review at the end of 2010 determined that no events had occurred in the last half of 2010 to indicate that these assets should be retested for impairment.

Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. For a further discussion of our intangible assets, please see “Note 7. INTANGIBLE ASSETS” of these consolidated financial statements.

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

We do not have uncertain tax positions for any of the periods presented. If an uncertain tax position should arise, we would report a liability for an unrecognized tax expense from an uncertain tax position taken or expected to be taken on a tax return. We include penalties and interest on income based taxes in “Provision for income taxes” on our consolidated statements of income.

Stock Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost recorded for these awards is based on their grant-date fair value as required by ASC 718.

We have issued restricted stock and granted stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We valued stock options granted upon the Black-Scholes option-pricing model and expensed this value over the periods in which the options vested. Implementation of the Black-Scholes option-pricing model required us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our consolidated financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, our stock-based compensation expense and results of operations could be materially affected.

3. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2011 and 2010, respectively. Diluted EPS for these periods is computed based on the weighted average number of shares outstanding plus the effect of dilutive shares of restricted stock and stock options granted to employees and non-employee directors and contingently issuable shares.

Under FASB ASC No. 620, Earnings Per Share, shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities, which requires allocating a portion of net income to those shares as if they were a separate class of stock, which reduces net income available to common stockholders. Prior to the third quarter of 2010, shares of unvested restricted stock contained non-forfeitable rights to dividends and accordingly were participating securities. EPS presented for the three month period ended March 31, 2010 is different than previously reported due to the use of the two-class method. The change in previously reported EPS is not considered material and will be reflected in all applicable comparative presentations going forward. In the third quarter of 2010, the Plan was modified such that dividends on unvested restricted shares no longer contain non-forfeitable rights to dividends, which removes requirements to treat such shares as a separate class of stock and to allocate a portion of net income to such shares for the third quarter of 2010 and future periods. There were no anti-dilutive restricted shares or options as of March 31, 2011 or 2010.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended March 31,
	2011	2010
Net income	$3,549	$2,933
Less: Income allocated to participating restricted shares	—	(299)

Net income available to common stockholders	$3,549	$2,634

Weighted average shares outstanding – basic	6,937,128	6,518,565
Dilutive potential shares from unvested restricted shares	187,917	—
Dilutive contingently issuable shares	23,388	—
Dilutive potential shares from stock options	18,144	25,553

Weighted average shares outstanding – diluted	7,166,577	6,544,118

Earnings per share:
Basic	$0.51	$0.40
Diluted	$0.50	$0.40

4. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All investments are carried at fair value. Our investments in Teton shares are accounted for as available for sale securities. All other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2011:
U.S. Government obligations	$28,489	$6	$—	$28,495
Funds:
Money market	2,899	—	—	2,899
Equity – available for sale	—	2,250	—	2,250
Equity – trading	4,839	760	—	5,599

Marketable securities	$36,227	$3,016	$—	$39,243

December 31, 2010:
U.S. Government obligations	$32,774	$11	$—	$32,785
Funds:
Money market	3,795	—	—	3,795
Equity – available for sale	—	1,425	—	1,425
Equity – trading	4,767	533	(5)	5,295

Marketable securities	$41,336	$1,969	$(5)	$43,300

5. FAIR VALUE MEASUREMENTS

We determined estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 4 and 5 are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, WHG Funds mutual funds and Westwood Trust common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The market values of our money

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

market holdings generally do not fluctuate. The fair value of the Teton shares, which is designated as an “available for sale” security, is equal to the closing market price as of March 31, 2011 of $15.00 per share less a 25% discount for lack of marketability.

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable, and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets as of within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of March 31, 2011
Investments in securities:
Trading	$36,993	$—	$—	$36,993
Available for sale	—	—	2,250	2,250

Total Financial instruments	$36,993	$—	$2,250	$39,243

As of December 31, 2010
Investments in securities:
Trading	$41,875	$—	$—	$41,875
Available for sale	—	—	1,425	1,425

Total Financial instruments	$41,875	$—	$1,425	$43,300

We used level 3 inputs to determine the fair value of our 200,000 Class A shares of Teton Advisors, Inc. This fair value amount is not necessarily indicative of either the amount we would realize upon disposition of these shares or our intent or ability to dispose of them. There were no transfers of assets (including level 3 assets) to or from other asset classes and there were no gains, losses, purchases or sales of the Teton shares. The following table presents information regarding this investment.

	Three Months ended March 31,
Investments in available for sale securities (in thousands)	2011	2010
Beginning balance	$1,425	$2,399
Unrealized gains/(losses) included in Other Comprehensive Income	825	(599)

Ending balance	$2,250	$1,800

6. OTHER COMPREHENSIVE INCOME

We record changes in other comprehensive income in the Consolidated Statement of Stockholder’s Equity. Other comprehensive income includes unrealized gains on available for sale securities. A summary of other comprehensive income follows (in thousands):

	Three Months ended March 31,
	2011	2010
Net income	$3,549	$2,933
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available for sale securities	536	(389)

Comprehensive income	$4,085	$2,544

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. INTANGIBLE ASSETS

The following is a summary of our intangible assets at March 31, 2011 and December 31, 2010 (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2011
Client relationships	14.2	$5,005	$(229)	$4,776
Trade names	2.0	256	(59)	197
Non-compete agreements	2.3	26	(5)	21

Total		$5,287	$(293)	$4,994

December 31, 2010
Client relationships	14.2	$5,005	$(139)	$4,866
Trade names	2.0	256	(27)	229
Non-compete agreements	2.3	26	(2)	24

Total		$5,287	$(168)	$5,119

Amortization expense was $125,000 and $26,000 for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2011	$498
2012	472
2013	359
2014	359
2015	359

8. EQUITY

On February 23, 2011, we purchased 70,280 of our common stock from employees of Westwood to assist in satisfying their tax obligations related to vested restricted shares. The shares purchased on February 23 were purchased at $36.95 per share, the closing price of our common stock on that day, and are shown as treasury shares in the equity section of our balance sheet at cost.

On February 23, 2011, we granted an aggregate of 211,220 shares of restricted stock to certain employees. These shares are subject to vesting conditions as described in “Note 10. EQUITY-BASED COMPENSATION”.

On February 3, 2011, we declared a quarterly cash dividend of $0.35 per share on common stock payable on April 1, 2011 to stockholders of record on March 15, 2011.

9. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

WHG Funds, a family of mutual funds. Some clients of Westwood Management hold their investments in ten limited liability companies and two limited partnerships that we formed and sponsor. The CTFs, WHG Funds, limited liability companies and partnerships (the “Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

We evaluate all of our advisory relationships and CTFs to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns. Since all losses and returns are distributed to the shareholders of the Westwood VIEs, we are not the primary beneficiary and consequently the Westwood VIEs are not consolidated into our consolidated financial statements.

We have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of the Westwood VIEs. Our investments in the WHG Funds and the CTFs are accounted for as investments in accordance with our other investments described in “Note. 4 INVESTMENTS”. The following table displays assets under management, corporate money invested and risk of loss in each vehicle (in millions).

	As of March 31, 2011
	Assets Under Management	Corporate Investment	Risk of Loss
WHG Funds	$1,194	$2.8	$2.8
Common Trust Funds	1,725	2.8	2.8
LLCs	465	—	—
Partnerships	31	—	—

	As of December 31, 2010
	Assets Under Management	Corporate Investment	Risk of Loss
WHG Funds	$902	$2.7	$2.7
Common Trust Funds	1,631	2.6	2.6
LLCs	443	—	—
Partnerships	27	—	—
McCarthy Multi-Cap Stock Fund	68	—	—

10. EQUITY-BASED COMPENSATION

We have issued stock options and restricted shares to our employees and non-employee directors. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 2,648,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At March 31, 2011, approximately 122,000 shares remained available for issuance under the Plan.

The following table presents the total equity-based compensation expense recorded and the total income tax benefit recognized for equity-based compensation arrangements (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three months ended March 31,
	2011	2010
Total equity-based compensation expense	$2,383	$1,891
Total income tax benefit recognized related to equity-based compensation	3,058	2,218

Restricted Stock

Under the Plan, we have granted restricted stock to employees and non-employee directors, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, an estimate of the decrease in fair value of the shares due to the delayed receipt of dividends, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the requisite service period. As of March 31, 2011, approximately $23.3 million of unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years. In order to satisfy tax liabilities employees will owe on vested shares, we may withhold a sufficient number of vested shares from employees on the vesting date. We estimate that we may withhold 80,000 shares for this purpose in 2011, depending upon employee elections. Any withheld shares are purchased at the closing market price on vesting day and are added to treasury shares in the equity section of our balance sheet. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and non-employee directors’ shares vest over one year. For the three months ended March 31, 2011, we recorded approximately $1.8 million of expense for these grants. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended March 31, 2011:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2011	551,100	$34.83
Granted	211,220	36.60
Vested	(150,475)	32.08
Forfeited	(1,675)	35.76

Non-vested, March 31, 2011	610,170	36.12

CEO and CIO performance-based restricted share grants

Under the Plan, we granted restricted shares to our Chief Executive Officer and Chief Investment Officer that vest over five and six years, respectively, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. Each year during the applicable vesting period, the Compensation Committee will establish a specific goal for that year’s vesting of restricted shares, which will always be based on Westwood’s adjusted pre-tax income, as defined. In February 2011, the Compensation Committee established the goal for 2011 as adjusted pre-tax income of at least $19,330,265, representing a compound annual growth rate of 10% over annual adjusted pre-tax income recorded in 2006. If the performance goal is not met in any year during the vesting period, the Compensation Committee may establish a goal for a subsequent vesting period, which if achieved or exceeded may result in full or partial vesting of shares that did not otherwise become vested in a prior year. In no event will the maximum number of shares which may become vested over the vesting period exceed 175,000 shares in the case of our Chief Executive Officer or 300,000 shares in the case of our Chief Investment Officer. If a portion of the performance-based restricted shares do not vest, no compensation expense is

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

recognized for that portion and any previously recognized compensation expense related to the shares that do not vest would be reversed.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2011	190,000	$34.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, March 31, 2011	190,000	$34.35

Because the performance goal was met in 2010, shares subject to vesting were vested in substance pending certification by the Compensation Committee, at which time a share price was determined for tax purposes. On February 23, 2011, the 2010 shares, which were expensed in 2010, were certified as vested and the total fair value of the shares was determined to be $3,140,750, utilizing a share price of $36.95, the closing price of our common stock as of the day of certification.

In the first quarter of 2011, we concluded that it was probable that we would meet the performance goals required in order for the applicable percentage of the performance-based restricted shares to vest this year and began recording expense related to those shares. For the three month period ended March 31, 2011, we recorded expense of approximately $584,000 related to these grants.

Stock Options

Options granted under the Plan have a maximum ten-year term and vested over a period of four years. All of our stock options are vested and exercisable and became fully expensed in 2006. The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	38,400	$12.90
Granted	—	—
Exercised	(1,500)	12.90
Forfeited/expired	—	—

Options outstanding, March 31, 2011	36,900	12.90	1.3	$1,009,000

The total intrinsic values of options exercised during the three month periods ended March 31, 2011 and 2010 were $38,000 and $117,000, respectively. Options exercised represent newly issued shares.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Westwood Management

Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, the WHG Funds and individuals, as well as investment subadvisory services to mutual funds and clients of Westwood Trust.

Westwood Trust

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals.

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2011
Net revenues from external sources	$13,651	$3,358	$—	$—	$17,009
Net intersegment revenues	1,176	4	—	(1,180)	—
Income before income taxes	7,621	381	(2,383)	—	5,619
Segment assets	61,346	13,273	(2,598)	—	72,021
Segment goodwill	5,245	6,036	—	—	11,281

Three months ended March 31, 2010
Net revenues from external sources	$10,205	$3,011	$—	$—	$13,216
Net intersegment revenues	1,074	4	—	(1,078)	—
Income before income taxes	5,911	533	(1,891)	—	4,553
Segment assets	50,208	4,257	2,362	—	56,827
Segment goodwill	3,403	512	—	—	3,915

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including statements about our expected future financial position, results of operations or cash flows, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, and those set forth below:

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

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the WHG Funds, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management. We have been providing investment advisory services since 1983 and, according to recognized industry sources including Morningstar, Inc., our principal asset classes have consistently ranked above the median in performance within their peer groups when measured over ten years and longer. Percentages stated in this section are rounded to the nearest whole percent.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contract, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue from performance-based fees at the end of the measurement periods. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is fully recognized within the quarter and our consolidated financial statements contain no deferred advisory fee revenues.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Most trust fees are paid quarterly in advance and are recognized as services are rendered. Since billing periods for most of Westwood Trust’s advance paying clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our consolidated financial statements do not contain a significant amount of deferred revenue.

Our other revenues generally consist of interest and investment income. Although we invest most of our cash in U.S. Treasury securities, we also invest in equity and fixed income instruments and money market funds.

Assets Under Management

Assets under management increased $2.7 billion to $13.3 billion at March 31, 2011, compared with $10.6 billion at March 31, 2010. The average of beginning and ending assets under management for the first quarter of 2011 was $12.9 billion compared to $10.4 billion for the first quarter of 2010, an increase of 24%.

The following table displays assets under management as of March 31, 2011 and 2010:

	As of March 31, (in millions)		% Change March 31, 2011 vs.
	2011	2010	March 31, 2010
Institutional	$8,833	$8,000	10%
Private Wealth	3,256	1,979	65
Mutual Funds	1,194	652	83

Total Assets Under Management	$13,283	$10,631	25%

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

•	Mutual Funds include the WHG Funds, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

	Three Months Ended March 31, 2011 (in millions)
	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$8,359	$3,148	$970	$12,477
Client flows:
Inflows/new accounts	234	76	204	514
Outflows/closed accounts	(303)	(135)	(41)	(479)

Net inflows/(outflows)	(69)	(59)	163	35
Market appreciation	543	167	61	771
Net change	474	108	224	806

End of period assets	$8,833	$3,256	$1,194	$13,283

The increase in assets under management for the three months ended March 31, 2011 was primarily due to market appreciation of $771 million and new inflows of $514 million, partially offset by outflows of $479 million. Inflows were driven primarily by additional inflows into the WHG Funds, institutional separate accounts, subadvisory mandates and private wealth accounts. Outflows were primarily related to rebalancing and some account closings by institutional separate account clients and outflows from subadvisory mandates, the WHG Funds and private wealth accounts.

Roll-Forward of Assets Under Management

	Three Months Ended March 31, 2010 (in millions)
	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$7,599	$2,009	$566	$10,174
Client flows:
Inflows/new accounts	447	27	96	570
Outflows/closed accounts	(538)	(138)	(40)	(716)

Net inflows/(outflows)	(91)	(111)	56	(146)
Market appreciation	492	81	30	603
Net change	401	(30)	86	457

End of period assets	$8,000	$1,979	$652	$10,631

The increase in assets under management for the three months ended March 31, 2010 was primarily due to market appreciation of $603 million and new inflows of $570 million, partially offset by outflows of $716 million. Inflows were driven primarily by additional inflows into institutional separate accounts and the WHG Funds. Outflows were primarily related to outflows from subadvisory mandates, rebalancing and some account closings by institutional separate account clients and outflows from the WHG Funds.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three months ended March 31, 2011 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this quarterly report.

	Three months ended March 31,		% Change Three months ended March 31, 2011 vs.
	2011	2010	March 31, 2010
Revenues
Advisory fees
Asset-based	$13,324	$10,080	32%
Trust fees	3,357	3,009	12
Other revenues	328	127	158

Total revenues	17,009	13,216	29

Expenses
Employee compensation and benefits	8,655	6,796	27
Sales and marketing	198	133	49
WHG mutual funds	256	143	79
Information technology	458	327	40
Professional services	935	572	63
General and administrative	888	692	28

Total expenses	11,390	8,663	31

Income before income taxes	5,619	4,553	23
Provision for income taxes	2,070	1,620	28

Net income	$3,549	$2,933	21%

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Total Revenues. Our total revenues increased by 29% to $17.0 million for the three months ended March 31, 2011 compared with $13.2 million for the three months ended March 31, 2010. Asset-based advisory fees increased by 32% to $13.3 million for the three months ended March 31, 2011 compared with $10.1 million for the three months ended March 31, 2010 as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased by 12% to $3.4 million for the three months ended March 31, 2011 compared with $3.0 million for the three months ended March 31, 2010 as a result of increased assets under management by Westwood Trust due to market appreciation of assets and inflows from new accounts. Net asset outflows from existing clients partially offset these increases. Other revenues, which generally consist of interest and investment income, increased to $328,000 for the three months ended March 31, 2011 compared with $127,000 for the three months ended March 31, 2010. Other revenues are presented net and increased primarily due to an increase of $144,000 in net unrealized gains on investments and an increase of $54,000 in realized gains from sales of investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 27% to $8.7 million for the three months ended March 31, 2011 compared with $6.8 million for the three months ended March 31, 2010. The increase was primarily due to increases of $635,000 in incentive compensation expense as a result of higher pretax income, $493,000 in restricted stock expense due to increases of $349,000 of expense related to performance-based grants and $144,000 of expense related to service-based grants, $441,000 in salary expense due primarily to increased average headcount and salary increases, and $172,000 in payroll tax expense related to an increase in the number of shares of restricted stock that vested. In the first quarter of 2011 we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer and Chief Executive Officer to vest. As a result, we recognized expense of approximately $584,000 in the first quarter related to these performance-based restricted stock grants. We expect to recognize amounts in the second, third and fourth quarters of 2011 related to these performance-based restricted stock grants. We had 75 full-time employees as of March 31, 2011 compared to 65 full-time employees as of March 31, 2010.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 49% to $198,000 for the three months ended March 31, 2011 compared with $133,000 for the three months ended March 31, 2010. The increase is primarily the result of increased referral fees and travel costs.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution, administration and acquisition efforts related to the WHG Funds. WHG Mutual Funds expenses increased by 79% to $256,000 for the three months ended March 31, 2011 compared with $143,000 for the three months ended March 31, 2010 due to increased legal costs related to the reorganization of the McCarthy Multi-Cap Stock Fund, which was acquired in November 2010, into the WHG Dividend Growth Fund and increased shareholder servicing costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 40% to $458,000 for the three months ended March 31, 2011 compared with $327,000 for the three months ended March 31, 2010. The increase is primarily due to increased expenses for software and software implementation costs related to upgraded client reporting and portfolio accounting systems.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 63% to $935,000 for the three months ended March 31, 2011 compared with $572,000 for the three months ended March 31, 2010. The increase is primarily due to increases of $143,000 in professional services related to growth initiatives, $101,000 in audit fees related to unconsolidated investment vehicles we acquired in 2010, $83,000 in subadvisor fees related to common trust funds sponsored by Westwood Trust and $28,000 in legal fees.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 28% to $888,000 for the three months ended March 31, 2011 compared with $692,000 for the three months ended March 31, 2010. The increase is primarily due to increases in amortization expense related to new intangible assets, rent expense related to an additional office acquired in November 2010, training and seminar expenses and charitable contributions.

Provision for Income Tax Expense. Provision for income tax expenses increased by 28% to $2,070,000 for the three months ended March 31, 2011 compared with $1,620,000 for the three months ended March 31, 2010. The effective tax rate increased to 36.8% for the three months ended March 31, 2011 from 35.6% for the three months ended March 31, 2010 primarily due to current year taxable income in a higher federal tax bracket and an additional state tax liability related to an acquisition we made in November 2010.

Supplemental Financial Information

As supplemental information, we are providing non-generally accepted accounting principles (“non-GAAP”) performance measures that we refer to as Economic earnings and Economic Expenses. We provide these measures in addition to, but not as a substitute for, net income and total expenses, which are reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Both our Management and Board of Directors review Economic Earnings and Economic Expenses to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income and total expenses, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without considering financial information prepared in accordance with GAAP.

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

Our Economic Earnings increased by 26% to $6.1 million for the three months ended March 31, 2011 compared with $4.9 million for the three months ended March 31, 2010, primarily due to an increase in total revenues.

The following tables provide a reconciliation of net income to Economic Earnings and total expenses to Economic Expenses (in thousands):

	Three Months Ended March 31%
	2011	2010	Change
Net Income	$3,549	$2,933	21%
Add: Restricted stock expense	2,383	1,891	26
Add: Intangible amortization	125	26	381
Add: Deferred taxes on goodwill	52	9	478

Economic Earnings	$6,109	$4,859	26

Total expenses	$11,390	$8,663	31
Less: Restricted stock expense	(2,383)	(1,891)	26
Less: Intangible amortization	(125)	(26)	381

Economic Expenses	$8,882	$6,746	32%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2011, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2011, cash flow provided by operating activities, principally our investment advisory business, was $5.2 million. The cash generated from operations was partially supplemented by the sale of trading securities to fund annual incentive compensation payments. At March 31, 2011, we had working capital of $46.9 million. Cash flow used in investing activities during the three months ended March 31, 2011 of $233,000 was related to purchases of fixed assets. Cash flow used in financing activities during the three months ended March 31, 2011 of $2.0 million was due to the purchase of treasury shares partially offset by tax benefits from equity-based compensation and cash from the exercise of stock options.

We had cash and investments of $43.9 million as of March 31, 2011 and $45.0 million as of December 31, 2010. Dividends payable were $2.7 million and $0 as of March 31, 2011 and December 31, 2010, respectively. We had no liabilities for borrowed money at March 31, 2011. We have a deferred acquisition liability to be paid in the fourth quarter of 2011, which we expect to pay with funds generated from operations.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There have been no significant changes in our contractual obligations since December 31, 2010.

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2010.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

For the quarter ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of these proceedings will have a material impact on our financial position, operations or cash flow.

ITEM 1A.	RISK FACTORS

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2011	—	—	—	—
February 1 through February 28, 2011	70,280	$36.95	—	—
March 1 through March 31, 2011	—	—	—	—

Total	70,280	$36.95	—	—

Note: The treasury shares were purchased from Westwood employees at the market close price on the date of purchase in order to satisfy their tax obligations from vested restricted shares. We anticipate purchasing additional shares in 2011 and in subsequent years for the same purpose.

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

Dated: April 20, 2011	WESTWOOD HOLDINGS GROUP, INC.

	By:	/S/ BRIAN O. CASEY
Brian O. Casey
President & Chief Executive Officer

	By:	/S/ WILLIAM R. HARDCASTLE, JR.
William R. Hardcastle, Jr.
Chief Financial Officer