Form 10-Q
period 2011-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2011-07-20
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Shares of common stock, par value $0.01 per share, outstanding as of July 19, 2011: 7,781,779.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2011 and December 31, 2010

(in thousands, except par value and share amounts)

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$5,174	$1,744
Accounts receivable	9,336	7,348
Investments, at fair value	44,760	43,300
Deferred income taxes	2,315	2,757
Prepaid income taxes	1,122	—
Other current assets	1,085	733

Total current assets	63,792	55,882
Goodwill	11,338	11,281
Intangible assets, net	4,869	5,119
Property and equipment, net of accumulated depreciation of $1,643 and $1,542	719	346

Total assets	$80,718	$72,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,712	$1,290
Dividends payable	2,650	—
Compensation and benefits payable	7,338	9,369
Income taxes payable	—	173
Deferred acquisition liability	939	899
Other current liabilities	14	13

Total current liabilities	12,653	11,744
Deferred income taxes	1,212	117
Dividends payable	148	—
Deferred rent	171	90

Total long-term liabilities	1,531	207

Total liabilities	14,184	11,951

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,089,068 and outstanding 7,789,039 shares at June 30, 2011; issued 7,874,873 and outstanding 7,645,678 shares at December 31, 2010	81	79
Additional paid-in capital	71,564	65,639
Treasury stock, at cost – 300,029 shares at June 30, 2011; 229,195 shares at December 31, 2010	(11,367)	(8,749)
Accumulated other comprehensive income, net of deferred taxes	1,633	926
Retained earnings	4,623	2,782

Total stockholders’ equity	66,534	60,677

Total liabilities and stockholders’ equity	$80,718	$72,628

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUES:
Advisory fees
Asset-based	$14,334	$10,220	$27,658	$20,300
Performance-based	991	—	991	—
Trust fees	3,472	3,107	6,829	6,116
Other revenues, net	62	(133)	390	(6)

Total revenues	18,859	13,194	35,868	26,410

EXPENSES:
Employee compensation and benefits	10,134	7,355	18,789	14,151
Sales and marketing	247	255	445	388
WHG mutual funds	233	118	489	261
Information technology	542	322	1,000	649
Professional services	793	527	1,728	1,099
General and administrative	994	677	1,882	1,369

Total expenses	12,943	9,254	24,333	17,917

Income before income taxes	5,916	3,940	11,535	8,493
Provision for income taxes	2,179	1,447	4,249	3,067

Net income	$3,737	$2,493	$7,286	$5,426

Earnings per share:
Basic	$0.53	$0.34	$1.05	$0.74
Diluted	$0.52	$0.34	$1.01	$0.74

Dividends declared per share	$0.35	$0.33	$0.70	$0.66

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011

(in thousands, except share amounts)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
BALANCE, January 1, 2011	7,645,678	$79	$65,639	$(8,749)	$926	$2,782	$60,677
Net income						7,286	7,286
Other comprehensive income – unrealized gain on investment securities, net of $381 in taxes					707		707

Comprehensive income							7,993
Issuance of restricted stock, net	211,095	2	(2)				—
Dividends declared						(5,445)	(5,445)
Restricted stock amortization			5,192				5,192
Tax benefit related to equity compensation			695				695
Stock options exercised	3,100	—	40				40
Purchase of treasury stock	(70,834)			(2,618)			(2,618)

BALANCE, June 30, 2011	7,789,039	$81	$71,564	$(11,367)	$1,633	$4,623	$66,534

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,286	$5,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130	142
Amortization of intangible assets	250	52
Fair value adjustment of deferred acquisition liabilities	40	46
Unrealized gains and losses on trading investments	(213)	87
Restricted stock amortization	5,192	4,540
Deferred income taxes	1,157	78
Excess tax benefits from stock based compensation	(558)	(701)
Net purchases of investments – trading securities	(160)	(26)
Change in operating assets and liabilities:
Accounts receivable	(1,988)	590
Other current assets	(381)	(27)
Accounts payable and accrued liabilities	420	124
Compensation and benefits payable	(2,031)	(1,285)
Income taxes payable and prepaid income taxes	(600)	(417)
Other liabilities	127	(35)

Net cash provided by operating activities	8,671	8,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	—	(24,626)
Sales of available for sale investments	—	23,790
Purchase of property and equipment	(576)	(35)

Net cash used in investing activities	(576)	(871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,618)	(2,055)
Excess tax benefits from stock based compensation	558	701
Cash dividends	(2,645)	(4,763)
Proceeds from exercise of stock options	40	170

Net cash used in financing activities	(4,665)	(5,947)

NET INCREASE IN CASH	3,430	1,776
Cash and cash equivalents, beginning of period	1,744	2,879

Cash and cash equivalents, end of period	$5,174	$4,655

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,750	$3,406

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of June 30, 2011, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the periods in these consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘GAAP”) and include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Accounts Receivable

The majority of our accounts receivable balances consist of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectable. Our trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the periods presented in these consolidated financial statements.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Federal Income Taxes

We file a Federal income tax return as a consolidated group for Westwood and its subsidiaries. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and income tax basis of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense is generally the result of changes in deferred tax assets and liabilities. Deferred taxes relate primarily to stock-based compensation expense.

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

We have issued restricted stock and granted stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We valued stock options granted in accordance with the Black-Scholes option-pricing model and expensed this value over the periods in which the options vested. Implementation of the Black-Scholes option-pricing model required us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our consolidated financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, our stock-based compensation expense and results of operations could be materially affected.

3. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2011 and 2010, respectively. Diluted EPS for these periods is computed based on the weighted average number of shares outstanding plus the effect of dilutive shares of restricted stock and stock options granted to employees and non-employee directors and contingently issuable shares.

Under FASB ASC No. 620, Earnings Per Share, shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities, which requires allocating a portion of net income to those shares as if they were a separate class of stock, which reduces net income available to common stockholders. Prior to the third quarter of 2010, shares of unvested restricted stock contained non-forfeitable rights to dividends and accordingly were participating securities. In the third quarter of 2010, the Plan was modified such that dividends on unvested restricted shares no longer contain non-forfeitable rights to dividends, which removes requirements to treat such shares as a separate class of stock and to allocate a portion of net income to such shares for the third quarter of 2010 and future periods. There were no anti-dilutive restricted shares or options as of June 30, 2011 or 2010.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$3,737	$2,493	$7,286	$5,426
Less: Income allocated to participating restricted shares	—	(274)	—	(576)

Net income available to common stockholders	$3,737	$2,219	$7,286	$4,850

Weighted average shares outstanding – basic	6,987,612	6,547,862	6,962,509	6,533,294
Dilutive potential shares from unvested restricted shares	156,806	—	179,695	—
Dilutive contingently issuable shares	24,658	—	24,023	—
Dilutive potential shares from stock options	17,315	22,108	17,726	23,826

Weighted average shares outstanding – diluted	7,186,391	6,569,970	7,183,953	6,557,120

Earnings per share:
Basic	$0.53	$0.34	$1.05	$0.74
Diluted	$0.52	$0.34	$1.01	$0.74

4. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All investments are carried at fair value. Our investments in Teton shares are accounted for as available for sale securities. All other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2011:
U.S. Government obligations	$30,986	$6	$—	$30,992
Funds:
Money market	5,618	—	—	5,618
Equity – available for sale	—	2,512	—	2,512
Equity – trading	4,892	746	—	5,638

Marketable securities	$41,496	$3,264	$—	$44,760

December 31, 2010:
U.S. Government obligations	$32,774	$11	$—	$32,785
Funds:
Money market	3,795	—	—	3,795
Equity – available for sale	—	1,425	—	1,425
Equity – trading	4,767	533	(5)	5,295

Marketable securities	$41,336	$1,969	$(5)	$43,300

5. FAIR VALUE MEASUREMENTS

We determined estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 4 and 5 to the consolidated financial statements are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, WHG Funds mutual funds and Westwood Trust common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The market values of our money market holdings generally do not fluctuate. The fair value of the Teton shares, which is designated as an “available for sale” security, is equal to the closing market price as of June 30, 2011 of $16.75 per share less a 25% discount for lack of marketability.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable, and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets as of within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of June 30, 2011
Investments in securities:
Trading	$42,248	$—	$—	$42,248
Available for sale	—	—	2,512	2,512

Total Financial instruments	$42,248	$—	$2,512	$44,760

As of December 31, 2010
Investments in securities:
Trading	$41,875	$—	$—	$41,875
Available for sale	—	—	1,425	1,425

Total Financial instruments	$41,875	$—	$1,425	$43,300

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

	Three Months ended June 30,		Six Months ended June 30,
Investments in available for sale securities (in thousands)	2011	2010	2011	2010
Beginning balance	$2,250	$1,800	$1,425	$2,399
Unrealized gains/(losses) included in Other Comprehensive Income	262	(450)	1,087	(1,049)

Ending balance	$2,512	$1,350	$2,512	$1,350

6. OTHER COMPREHENSIVE INCOME

We record changes in other comprehensive income in the Consolidated Statement of Stockholder’s Equity. Other comprehensive income includes unrealized gains on available for sale securities. A summary of other comprehensive income follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Net income	$3,737	$2,493	$7,286	$5,426
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available for sale securities	171	(293)	707	(682)

Comprehensive income	$3,908	$2,200	$7,993	$4,744

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. INTANGIBLE ASSETS

The following is a summary of our intangible assets at June 30, 2011 and December 31, 2010 (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2011
Client relationships	14.2	$5,005	$(319)	$4,686
Trade names	2.0	256	(91)	165
Non-compete agreements	2.3	26	(8)	18

Total		$5,287	$(418)	$4,869

December 31, 2010
Client relationships	14.2	$5,005	$(139)	$4,866
Trade names	2.0	256	(27)	229
Non-compete agreements	2.3	26	(2)	24

Total		$5,287	$(168)	$5,119

Amortization expense was $250,000 and $52,000 for the six months ended June 30, 2011 and 2010, respectively. Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2011	$498
2012	472
2013	359
2014	359
2015	359

8. EQUITY

On April 29, 2011, we purchased 554 shares of our common stock from an employee of Westwood to assist in satisfying her tax obligation related to vested restricted shares. The shares were purchased at $37.65 per share, the closing price of our common stock on that day, and are shown as treasury shares in the equity section of our balance sheet at cost.

On April 20, 2011, we granted an aggregate of 9,000 shares of restricted stock to non-employee directors. These shares are subject to vesting conditions as described in “Note 10. STOCK BASED COMPENSATION”.

On April 20, 2011, we declared a quarterly cash dividend of $0.35 per share on common stock payable on July 1, 2011 to stockholders of record on June 15, 2011.

On February 23, 2011, we purchased 70,280 shares of our common stock from employees of Westwood to assist in satisfying their tax obligations related to vested restricted shares. The shares were purchased at $36.95 per share, the closing price of our common stock on that day, and are shown as treasury shares in the equity section of our balance sheet at cost.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 23, 2011, we granted an aggregate of 211,220 shares of restricted stock to certain employees. These shares are subject to vesting conditions as described in “Note 10. STOCK BASED COMPENSATION”.

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

We evaluate all of our advisory relationships and CTFs to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns. Since all losses and returns are distributed to the shareholders of the Westwood VIEs, we are not the primary beneficiary and consequently the Westwood VIEs are not included in our consolidated financial statements.

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

	As of June 30, 2011
	Assets Under Management	Corporate Investment	Risk of Loss
WHG Funds	$1,289	$2.8	$2.8
Common Trust Funds	1,691	2.8	2.8
LLCs	473	—	—
Partnerships	24	—	—

	As of December 31, 2010
	Assets Under Management	Corporate Investment	Risk of Loss
WHG Funds	$902	$2.7	$2.7
Common Trust Funds	1,631	2.6	2.6
LLCs	443	—	—
Partnerships	27	—	—
McCarthy Multi-Cap Stock Fund	68	—	—

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. STOCK BASED COMPENSATION

The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 3,398,100 shares and at June 30, 2011, approximately 873,000 shares remained available for issuance under the Plan.

The following table presents the total expense recorded for stock based compensation (in thousands):

	Six months ended June 30,
	2011	2010
Service condition restricted stock expense	$4,024	$3,604
Performance based restricted stock expense	1,168	936

Total stock based compensation expense	$5,192	$4,540

Restricted Stock

Under the Plan, we have granted restricted stock to employees and non-employee directors, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. As of June 30, 2011, approximately $20.0 million of remaining unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.3 years. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and non-employee directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the six months ended June 30, 2011:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2011	551,100	$34.83
Granted	220,220	36.64
Vested	(152,400)	32.14
Forfeited	(9,125)	36.35

Non-vested, June 30, 2011	609,795	36.14

CEO and CIO performance based restricted share grants

Under the Plan, we granted restricted shares to our Chief Executive Officer and Chief Investment Officer that vest over five and six years, respectively, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. In February 2011, the Compensation Committee established the goal for 2011 as adjusted pre-tax income of at least $19,330,265, representing a compound annual growth rate of 10% over annual adjusted pre-tax income recorded in 2006. At June 30, 2011 there were 190,000 shares of unvested performance based restricted shares outstanding.

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2011
Net revenues from external sources	$15,387	$3,472	$—	$—	$18,859
Net intersegment revenues	1,216	4	—	(1,220)	—
Income before income taxes	8,162	563	(2,809)	—	5,916
Segment assets	65,908	13,546	1,264	—	80,718
Segment goodwill	5,259	6,079	—	—	11,338

Three months ended June 30, 2010
Net revenues from external sources	$10,087	$3,107	$—	$—	$13,194
Net intersegment revenues	1,048	4	—	(1,052)	—
Income before income taxes	5,895	694	(2,649)	—	3,940
Segment assets	52,737	3,990	4,562	—	61,289
Segment goodwill	3,403	512	—	—	3,915

Six months ended June 30, 2011
Net revenues from external sources	$29,038	$6,830	$—	$—	$35,868
Net intersegment revenues	2,392	8	—	(2,400)	—
Income before income taxes	15,783	944	(5,192)	—	11,535

Six months ended June 30, 2010
Net revenues from external sources	$20,292	$6,118	$—	$—	$26,410
Net intersegment revenues	2,122	8	—	(2,130)	—
Income before income taxes	11,807	1,226	(4,540)	—	8,493

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Assets Under Management

Assets under management increased $4.2 billion to $13.8 billion at June 30, 2011, compared with $9.7 billion at June 30, 2010. The average of beginning and ending assets under management for the second quarter of 2011 was $13.6 billion compared to $10.1 billion for the first quarter of 2010, an increase of 34%.

The following table displays assets under management as of June 30, 2011 and 2010:

	As of June 30, (in millions)		% Change June 30, 2011 vs.
	2011	2010	June 30, 2010
Institutional	$9,357	$7,220	30%
Private Wealth	3,203	1,787	79
Mutual Funds	1,288	652	98

Total Assets Under Management	$13,848	$9,659	43%

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

•	Mutual Funds include the WHG Funds, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Institutional
Beginning of period assets	$8,833	$8,000	$8,359	$7,599
Inflows	917	334	1,151	781
Outflows	(345)	(182)	(649)	(720)

Net flows	572	152	502	61
Market appreciation/(depreciation)	(54)	932	490	(440)
Net change	518	(780)	992	(379)

End of period assets	9,351	7,220	9,351	7,220

Private Wealth
Beginning of period assets	3,256	1,979	3,148	2,009
Inflows	37	15	112	42
Outflows	(111)	(33)	(246)	(171)

Net flows	(76)	(18)	(135)	(129)
Market appreciation/(depreciation)	23	(174)	190	(93)
Net change	(53)	(192)	55	(222)

End of period assets	3,203	1,787	3,203	1,787

Mutual Funds
Beginning of period assets	1,194	652	970	566
Inflows	144	98	348	194
Outflows	(53)	(40)	(93)	(80)

Net flows	91	58	255	114
Market appreciation/(depreciation)	4	(58)	64	(28)
Net change	95	—	319	86

End of period assets	1,289	652	1,289	652

Total
Beginning of period assets	13,283	10,631	12,477	10,174
Inflows	1,096	447	1,611	1,017
Outflows	(509)	(255)	(988)	(971)

Net flows	587	192	622	46
Market appreciation/(depreciation)	(27)	(1,164)	744	(561)
Net change	560	(972)	1,366	(515)

End of period assets	$13,843	$9,659	$13,843	$9,659

Three months ended June 30, 2011 and 2010

The $560 million increase in assets under management for the three months ended June 30, 2011 was due to inflows of $1.1 billion, partially offset by outflows of $509 million and market depreciation of $27 million. Inflows were driven primarily by additional inflows into institutional separate accounts and the WHG Funds. Outflows were primarily related to account closings and outflows from institutional separate account, subadvisory and private wealth clients.

The $972 million decrease in assets under management for the three months ended June 30, 2010 was due to market depreciation of $1.2 billion, outflows of $255 million, partially offset by inflows of $447 million. Inflows were driven primarily by additional inflows into subadvisory mandates and the WHG Funds. Outflows were primarily related to outflows from institutional separate account clients.

Six months ended June 30, 2011 and 2010

The $1.4 billion increase in assets under management for the six months ended June 30, 2011 was due to inflows of $1.6 billion and market appreciation of $744 million, partially offset by outflows of $988 million. Inflows were driven primarily by additional inflows into institutional separate accounts, the WHG Funds and private wealth accounts. Outflows were primarily related to account closings and outflows from institutional separate account, subadvisory and private wealth clients.

The $515 million decrease in assets under management for the six months ended June 30, 2010 was due to outflows of $971 million and market depreciation of $561 million, partially offset by inflows of $1.0 billion. Inflows were driven primarily by additional inflows into institutional separate accounts, subadvisory mandates and the WHG Funds. Outflows were primarily related to account closings and outflows from institutional separate account and subadvisory clients.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and six months ended June 30, 2011 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this quarterly report.

					% Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2011 vs.	Six months ended June 30, 2011 vs.
	2011	2010	2011	2010	June 30, 2010	June 30, 2010
Revenues
Advisory fees
Asset-based	$14,334	$10,220	$27,658	$20,300	40%	36%
Performance-based	991	—	991	—	NM	NM
Trust fees	3,472	3,107	6,829	6,116	12	12
Other revenues	62	(133)	390	(6)	NM	NM

Total revenues	18,859	13,194	35,868	26,410	43	36

Expenses
Employee compensation and benefits	10,134	7,355	18,789	14,151	38	33
Sales and marketing	247	255	445	388	(3)	15
WHG mutual funds	233	118	489	261	97	87
Information technology	542	322	1,000	649	68	54
Professional services	793	527	1,728	1,099	50	57
General and administrative	994	677	1,882	1,369	47	37

Total expenses	12,943	9,254	24,333	17,917	40	36

Income before income taxes	5,916	3,940	11,535	8,493	50	36
Provision for income taxes	2,179	1,447	4,249	3,067	51	39

Net income	$3,737	$2,493	$7,286	$5,426	50%	34%

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Total Revenues. Our total revenues increased by 43% to $18.9 million for the three months ended June 30, 2011 compared with $13.2 million for the three months ended June 30, 2010. Asset-based advisory fees increased by 40% to $14.3 million for the three months ended June 30, 2011 compared with $10.2 million for the three months ended June 30, 2010 as a result of increased average assets under management by Westwood Management due to market appreciation of assets, assets acquired in the McCarthy acquisition in November 2010, and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. We recognized a performance-based advisory fee of $991,000 for the three months ended June 30, 2011. We did not earn a performance-based advisory fee for the three months ended June 30, 2010. Trust fees increased by 12% to $3.5 million for the three months ended June 30, 2011 compared with $3.1 million for the three months ended June 30, 2010 as a result of increased assets under management by Westwood Trust due to market appreciation of assets and inflows from new accounts. Net asset outflows from existing clients partially offset these increases. Other revenues, which generally consist of interest and investment income, increased to $62,000 for the three months ended June 30, 2011 compared with $(133,000) for the three months ended June 30, 2010. Other revenues are presented net and increased primarily due to an increase of $156,000 in net unrealized gains on investments and an increase of $39,000 in realized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 38% to $10.1 million for the three months ended June 30, 2011 compared with $7.4 million for the three months ended June 30, 2010. The increase was primarily due to increases of $1.9 million in incentive compensation expense as a result of higher pretax income and performance-based incentive compensation related to investment and marketing goals, $445,000 in salary expense due primarily to increased average headcount and salary increases, $276,000 in service-based restricted stock expense due to additional grants in February and April 2011, and $80,000 in 401(k) match expense. These increases were partially offset by a decrease of $116,000 in performance-based restricted stock expense. In the first quarter of 2011 we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer and Chief Executive Officer to vest. As a result, we recognized expense of approximately $584,000 in the first and second quarters of 2011 related to these performance-based restricted stock grants. We had 76 full-time employees as of June 30, 2011 compared to 63 full-time employees as of June 30, 2010.

Sales and Marketing. Sales and marketing costs generally consist of costs associated with our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs decreased by 3% to $247,000 for the three months ended June 30, 2011 compared with $255,000 for the three months ended June 30, 2010. The decrease is primarily the result of decreased travel and direct marketing expenses partially offset by increased referral fees.

WHG Mutual Funds. WHG Mutual Funds expenses generally consist of costs associated with our marketing, distribution, administration and acquisition efforts related to the WHG Funds. WHG Mutual Funds expenses increased by 97% to $233,000 for the three months ended June 30, 2011 compared with $118,000 for the three months ended June 30, 2010 due to increased shareholder servicing and marketing costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 68% to $542,000 for the three months ended June 30, 2011 compared with $322,000 for the three months ended June 30, 2010. The increase is primarily due to increased expenses for software and software implementation costs related to upgraded client reporting and portfolio accounting systems.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 50% to $793,000 for the three months ended June 30, 2011 compared with $527,000 for the three months ended June 30, 2010. The increase is primarily due to increases of $163,000 in subadvisor fees related to common trust funds sponsored by Westwood Trust, $67,000 in professional services related to growth initiatives and $47,000 in audit fees related to unconsolidated investment vehicles we acquired in 2010. A $15,000 decrease in legal fees partially offset these increases.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 47% to $994,000 for the three months ended June 30, 2011 compared with $677,000 for the three months ended June 30, 2010. The increase is primarily due to increases in amortization expense related to intangible assets acquired in November 2010, rent expense related to an additional office lease acquired in November 2010, directors fees related to a new director compensation plan, moving expenses to an interim office space and investor relations expense.

Provision for Income Tax Expense. Provision for income tax expenses increased by 51% to $2.2 million for the three months ended June 30, 2011 compared with $1.4 million for the three months ended June 30, 2010. The effective tax rate increased to 36.8% for the three months ended June 30, 2011 from 36.7% for the three months ended June 30, 2010 primarily due to current year taxable income in a higher federal tax bracket and an additional state tax liability related to an acquisition we made in November 2010.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Total Revenues. Our total revenues increased by 36% to $35.9 million for the six months ended June 30, 2011 compared with $26.4 million for the six months ended June 30, 2010. Asset-based advisory fees increased by 36% to $27.7 million for the six months ended June 30, 2011 compared with $20.3 million for the six months ended June 30, 2010 as a result of increased average assets under management by Westwood Management due to market appreciation of assets, assets acquired in the McCarthy acquisition in November 2010, and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. We recognized a performance-based advisory fee of $991,000 for the six months ended June 30, 2011. We did not earn a performance-based advisory fee for the six months ended June 30, 2010. Trust fees increased by 12% to $6.8 million for the six months ended June 30, 2011 compared with $6.1 million for the six months ended June 30, 2010 as a result of increased assets under management by Westwood Trust due to market appreciation of assets and inflows from new accounts. Net asset outflows from existing clients partially offset these increases. Other revenues, which generally consist of interest and investment income, increased to $390,000 for the six months ended June 30, 2011 compared with $(6,000) for the six months ended June 30, 2010. Other revenues are presented net and increased primarily due to an increase of $300,000 in net unrealized gains on investments and an increase of $94,000 in realized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 33% to $18.8 million for the six months ended June 30, 2011 compared with $14.2 million for the six months ended June 30, 2010. The increase was primarily due to increases of $2.6 million in incentive compensation expense as a result of higher pretax income and performance-based incentive compensation related to investment and marketing goals, $885,000 in salary expense due primarily to increased average headcount and salary increases, $652,000 in restricted stock expense due to increases of $419,000 of expense related to service-based grants and $233,000 of expense related to performance-based grants, and $250,000 in payroll tax expense related to increased salaries and an increase in the number of shares of restricted stock that vested. In the first quarter of 2011 we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer and Chief Executive Officer to vest. As a result, we recognized expense of approximately $584,000 in the first and second quarters of 2011 related to these performance-based restricted stock grants. We had 76 full-time employees as of June 30, 2011 compared to 63 full-time employees as of June 30, 2010.

Sales and Marketing. Sales and marketing costs increased by 15% to $445,000 for the six months ended June 30, 2011 compared with $388,000 for the six months ended June 30, 2010. The increase is primarily the result of increased referral fees.

WHG Mutual Funds. WHG Mutual Funds expenses increased by 87% to $489,000 for the six months ended June 30, 2011 compared with $261,000 for the six months ended June 30, 2010 due to increased legal costs related to the reorganization of the McCarthy Multi-Cap Stock Fund, which was acquired in November 2010, into the WHG Dividend Growth Fund and increased shareholder servicing and marketing costs.

Information Technology. Information technology expenses increased by 54% to $1.0 million for the six months ended June 30, 2011 compared with $649,000 for the six months ended June 30, 2010. The increase is primarily due to increased expenses for software and software implementation costs related to upgraded client reporting and portfolio accounting systems.

Professional Services. Professional services expenses increased by 57% to $1.7 million for the six months ended June 30, 2011 compared with $1.1 million for the six months ended June 30, 2010. The increase is primarily due to increases of $246,000 in subadvisor fees related to common trust funds sponsored by Westwood Trust, $211,000 in professional services related to growth initiatives and $148,000 in audit fees related to unconsolidated investment vehicles we acquired in 2010.

General and Administrative. General and administrative expenses increased by 37% to $1.9 million for the six months ended June 30, 2011 compared with $1.4 million for the six months ended June 30, 2010. The increase is primarily due to increases in amortization expense related to intangible assets acquired in November 2010, rent expense related to an additional office lease acquired in November 2010, training and seminar expenses, moving expenses to an interim office space, directors fees related to a new director compensation plan and investor relations expense.

Provision for Income Tax Expense. Provision for income tax expenses increased by 39% to $4.2 million for the six months ended June 30, 2011 compared with $3.1 million for the six months ended June 30, 2010. The effective tax rate increased to 36.8% for the six months ended June 30, 2011 from 36.1% for the six months ended June 30, 2010 primarily due to current year taxable income in a higher federal tax bracket and an additional state tax liability related to an acquisition we made in November 2010.

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

Our Economic Earnings increased by 30% to $6.7 million for the three months ended June 30, 2011 compared with $5.2 million for the three months ended June 30, 2010, primarily due to an increase in total revenues. For the six months ended June 30, 2011, Economic Earnings increased by 28% to $12.8 million compared to $10.0 million for the six months ended June 30, 2010, primarily due to increased revenues.

The following tables provide a reconciliation of net income to Economic Earnings and total expenses to Economic Expenses (in thousands):

	Three Months Ended June 30%
	2011	2010	Change
Net Income	$3,737	$2,493	50%
Add: Restricted stock expense	2,809	2,649	6
Add: Intangible amortization	125	26	381
Add: Deferred taxes on goodwill	52	9	478

Economic earnings	$6,723	$5,177	30

Total expenses	$12,943	$9,254	40
Less: Restricted stock expense	(2,809)	(2,649)	6
Less: Intangible amortization	(125)	(26)	381

Economic expenses	$10,009	$6,579	52%

	Six Months Ended June 30%
	2011	2010	Change
Net Income	$7,286	$5,426	34%
Add: Restricted stock expense	5,192	4,540	14
Add: Intangible amortization	250	53	372
Add: Deferred taxes on goodwill	105	19	453

Economic earnings	$12,833	$10,038	28

Total expenses	$24,333	$17,917	36
Less: Restricted stock expense	(5,192)	(4,540)	14
Less: Intangible amortization	(250)	(53)	372

Economic expenses	$18,891	$13,324	42%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2011, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2011, cash flow provided by operating activities, principally our investment advisory business, was $8.7 million. At June 30, 2011, we had working capital of $51.1 million. Cash flow used in investing activities during the six months ended June 30, 2011 of $576,000 was related to purchases of fixed assets. Cash flow used in financing activities during the six months ended June 30, 2011 of $4.7 million was due to the payment of dividends and the purchase of treasury shares partially offset by tax benefits from equity-based compensation and cash from the exercise of stock options.

We had cash and investments of $49.9 million as of June 30, 2011 and $45.0 million as of December 31, 2010. Dividends payable were $2.8 million and $0 as of June 30, 2011 and December 31, 2010, respectively. We had no liabilities for borrowed money at June 30, 2011. We have a deferred acquisition liability to be paid in the fourth quarter of 2011, which we expect to pay with funds generated from operations.

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

For the quarter ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2011.

	purchased	purchased	purchased	purchased
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2011	554	$37.65	—	—
May 1 through May 31, 2011	—	—	—	—
June 1 through June 30, 2011	—	—	—	—

Total	554	$37.65	—	—

Note: The treasury shares were purchased from Westwood employees at the market close price on the date of purchase in order to satisfy their tax obligations from vested restricted shares. We anticipate purchasing additional shares in 2011 and in subsequent years for the same purpose.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 20, 2011	WESTWOOD HOLDINGS GROUP, INC.

	By:	/S/ BRIAN O. CASEY
Brian O. Casey
President & Chief Executive Officer

	By:	/S/ WILLIAM R. HARDCASTLE, JR.
William R. Hardcastle, Jr.
Chief Financial Officer