Form 10-Q
period 2011-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2011-10-19
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

Shares of common stock, par value $0.01 per share, outstanding as of October 18, 2011: 7,696,093.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and December 31, 2010

(in thousands, except par value and share amounts)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,572	$1,744
Accounts receivable	7,997	7,348
Investments, at fair value	48,830	43,300
Deferred income taxes	2,383	2,757
Prepaid income taxes	1,428	-
Other current assets	869	733

Total current assets	66,079	55,882
Goodwill	11,338	11,281
Intangible assets, net	4,745	5,119
Property and equipment, net of accumulated depreciation of $1,697 and $1,542	2,038	346

Total assets	$84,200	$72,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,461	$1,290
Dividends payable	2,628	-
Compensation and benefits payable	10,073	9,369
Income taxes payable	-	173
Deferred acquisition liability	773	899
Other current liabilities	14	13

Total current liabilities	14,949	11,744
Deferred income taxes	1,276	117
Dividends payable	224	-
Deferred rent	1,233	90

Total long-term liabilities	2,733	207

Total liabilities	17,682	11,951

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,091,068 and outstanding 7,696,093 shares at September 30, 2011; issued 7,874,873 and outstanding 7,645,678 shares at December 31, 2010	81	79
Additional paid-in capital	74,198	65,639
Treasury stock, at cost – 394,975 shares at September 30, 2011; 229,195 shares at December 31, 2010	(14,607)	(8,749)
Accumulated other comprehensive income, net of deferred taxes	1,643	926
Retained earnings	5,203	2,782

Total stockholders’ equity	66,518	60,677

Total liabilities and stockholders’ equity	$84,200	$72,628

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUES:
Advisory fees
Asset-based	$13,376	$10,157	$41,034	$30,457
Performance-based	-	-	991	-
Trust fees	3,468	2,834	10,297	8,950
Other revenues, net	(796)	482	(406)	476

Total revenues	16,048	13,473	51,916	39,883

EXPENSES:
Employee compensation and benefits	8,295	7,296	27,084	21,447
Sales and marketing	221	181	666	569
WHG mutual funds	34	83	523	344
Information technology	503	328	1,503	977
Professional services	710	817	2,438	1,916
General and administrative	988	657	2,870	2,026

Total expenses	10,751	9,362	35,084	27,279

Income before income taxes	5,297	4,111	16,832	12,604
Provision for income taxes	2,014	1,512	6,263	4,579

Net income	$3,283	$2,599	$10,569	$8,025

Earnings per share:
Basic	$0.47	$0.39	$1.51	$1.13
Diluted	$0.46	$0.38	$1.47	$1.11

Dividends declared per share	$0.35	$0.33	$1.05	$0.99

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011

(in thousands, except share amounts)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Addi- tional Paid-In Capital	Treasury Stock	Accumu- lated Other Comp- rehensive Income	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2011	7,645,678	$79	$65,639	$(8,749)	$926	$2,782	$60,677
Net income						10,569	10,569
Other comprehensive income – unrealized gain on investment securities, net of $386 in taxes					717		717

Comprehensive income							11,286
Issuance of restricted stock, net	211,095	2	(2)				-
Dividends declared						(8,148)	(8,148)
Restricted stock amortization			7,601				7,601
Tax benefit related to equity compensation			895				895
Stock options exercised	5,100	-	65				65
Purchase of treasury stock	(165,780)			(5,858)			(5,858)

BALANCE, September 30, 2011	7,696,093	$81	$74,198	$(14,607)	$1,643	$5,203	$66,518

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,569	$8,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184	206
Amortization of intangible assets	374	79
Fair value adjustment of deferred acquisition liabilities	(126)	46
Unrealized (gains) and losses on trading investments	682	(312)
Restricted stock amortization	7,601	6,927
Deferred income taxes	1,147	205
Excess tax benefits from stock based compensation	(692)	(979)
Net purchases of investments – trading securities	(5,109)	(3,872)
Change in operating assets and liabilities:
Accounts receivable	(649)	(181)
Other current assets	(168)	86
Accounts payable and accrued liabilities	170	354
Compensation and benefits payable	704	478
Income taxes payable and prepaid income taxes	(706)	(588)
Other liabilities	335	(59)

Net cash provided by operating activities	14,316	10,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	-	(39,877)
Sales of available for sale investments	-	39,257
Purchase of property and equipment	(1,092)	(43)

Net cash used in investing activities	(1,092)	(663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(5,858)	(2,723)
Excess tax benefits from stock based compensation	692	979
Cash dividends	(5,295)	(7,231)
Proceeds from exercise of stock options	65	183

Net cash used in financing activities	(10,396)	(8,792)

NET INCREASE IN CASH	2,828	960
Cash and cash equivalents, beginning of period	1,744	2,879

Cash and cash equivalents, end of period	$4,572	$3,839

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,877	$4,961

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2011, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the periods in these consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘GAAP”) and include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Accounts Receivable

Our accounts receivable balances generally consist of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectable. Our trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the periods presented in these consolidated financial statements.

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

During the third quarter of 2011, we completed our annual goodwill impairment assessment and determined that no impairment loss was required. We perform annual impairment assessments as of July 1 and reassess if circumstances indicate a potential impairment between annual assessment dates. We assess the fair value of our business units for goodwill purposes using a market multiple approach.

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

We have issued restricted stock and granted stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended, (the “Plan”). We valued stock options granted in accordance with the Black-Scholes option-pricing model and expensed this value over the periods in which the options vested. Implementation of the Black-Scholes option-pricing model required us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our consolidated financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, our stock-based compensation expense and results of operations could be materially affected.

3. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2011 and 2010, respectively. Diluted EPS for these periods is computed based on the weighted average number of shares outstanding plus the effect of dilutive shares of restricted stock and stock options granted to employees and non-employee directors and contingently issuable shares.

Under FASB ASC No. 620, Earnings Per Share, shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities, which requires allocating a portion of net income to those shares as if they were a separate class of stock, which reduces net income available to common stockholders. Prior to the third quarter of 2010, shares of unvested restricted stock contained non-forfeitable rights to dividends and accordingly were participating securities. In the third quarter of 2010, the Plan was modified such that dividends on unvested restricted shares no longer contain non-forfeitable rights to dividends, which removes requirements to treat such shares as a separate class of stock and to allocate a portion of net income to such shares for the third quarter of 2010 and future periods. There were no anti-dilutive restricted shares or options as of September 30, 2011 or 2010.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$3,283	$2,599	$10,569	$8,025
Less: Income allocated to participating restricted shares	-	-	-	(576)

Net income available to common stockholders	$3,283	$2,599	$10,569	$7,449

Weighted average shares outstanding – basic	7,005,473	6,634,585	6,976,988	6,567,429
Dilutive potential shares from unvested restricted shares	172,430	158,437	186,780	66,506
Dilutive contingently issuable shares	22,380	54,651	23,475	54,651
Dilutive potential shares from stock options	15,855	18,855	17,092	22,130

Weighted average shares outstanding – diluted	7,216,138	6,866,528	7,204,335	6,710,716

Earnings per share:
Basic	$0.47	$0.39	$1.51	$1.13
Diluted	$0.46	$0.38	$1.47	$1.11

4. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All investments are carried at fair value. Our investments in Teton shares are accounted for as available for sale securities. All other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2011:
U.S. Government obligations	$38,484	$9	$-	$38,493
Funds:
Money market	3,011	-	-	3,011
Equity – available for sale	-	2,528	-	2,528
Equity – trading	4,950	-	(152)	4,798

Marketable securities	$46,445	$2,537	$(152)	$48,830

December 31, 2010:
U.S. Government obligations	$32,774	$11	$-	$32,785
Funds:
Money market	3,795	-	-	3,795
Equity – available for sale	-	1,425	-	1,425
Equity – trading	4,767	533	(5)	5,295

Marketable securities	$41,336	$1,969	$(5)	$43,300

5. FAIR VALUE MEASUREMENTS

We determined estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 4 and 5 to the consolidated financial statements are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, WHG Funds mutual funds and Westwood Trust common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

market values of our money market holdings generally do not fluctuate. The fair value of the Teton shares, which is designated as an “available for sale” security, is equal to the closing market price as of September 30, 2011 of $16.85 per share less a 25% discount for lack of marketability.

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable, and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets as of within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of September 30, 2011
Investments in securities:
Trading	$46,302	$-	$-	$46,302
Available for sale	-	-	2,528	2,528

Total Financial instruments	$46,302	$-	$2,528	$48,830

As of December 31, 2010
Investments in securities:
Trading	$41,875	$-	$-	$41,875
Available for sale	-	-	1,425	1,425

Total Financial instruments	$41,875	$-	$1,425	$43,300

We used level 3 inputs to determine the fair value of our 200,000 Teton shares. This fair value amount is not necessarily indicative of either the amount we would realize upon disposition of these shares or our intent or ability to dispose of them. There were no transfers of assets (including level 3 assets) to or from other asset classes and there were no gains, losses, purchases or sales of the Teton shares. The following table presents information regarding this investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Investments in available for sale securities (in thousands)	2011	2010	2011	2010
Beginning balance	$2,512	$1,350	$1,425	$2,399
Unrealized gains/(losses) included in Other Comprehensive Income	16	-	1,103	(1,049)

Ending balance	$2,528	$1,350	$2,528	$1,350

6. OTHER COMPREHENSIVE INCOME

We record changes in other comprehensive income in the Consolidated Statement of Stockholder’s Equity. Other comprehensive income includes unrealized gains on available for sale securities. A summary of other comprehensive income follows (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$3,283	$2,599	$10,569	$8,025
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available for sale securities	10	-	717	(682)

Comprehensive income	$3,293	$2,599	$11,286	$7,343

7. INTANGIBLE ASSETS

The following is a summary of our intangible assets at September 30, 2011 and December 31, 2010 (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumu- lated Amortiz- ation	Net Carrying Amount
September 30, 2011
Client relationships	14.2	$5,005	$(408)	$4,597
Trade names	2.0	256	(123)	133
Non-compete agreements	2.3	26	(11)	15

Total		$5,287	$(542)	$4,745

December 31, 2010
Client relationships	14.2	$5,005	$(139)	$4,866
Trade names	2.0	256	(27)	229
Non-compete agreements	2.3	26	(2)	24

Total		$5,287	$(168)	$5,119

Amortization expense was $374,000 and $79,000 for the nine months ended September 30, 2011 and 2010, respectively. Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2011	$498
2012	472
2013	359
2014	359
2015	359

8. EQUITY

On August 9, 2011, our board of directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The stock repurchase program expires August 9, 2012. From August 10, 2011 through September 30, 2011, we purchased 87,686 shares of our common stock in accordance with the stock purchase plan. The shares were purchased at an average cost of $33.78 per share and are shown as treasury shares in the equity section of our balance sheet at cost. Approximately $7.0 million remains available for such purchases.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On July 20, 2011, we declared a quarterly cash dividend of $0.35 per share on common stock payable on October 3, 2011 to stockholders of record on September 15, 2011.

On July 1, 2011, we purchased 7,260 shares of our common stock from employees of Westwood to assist in satisfying their tax obligations related to vested restricted shares. The shares were purchased at $38.30 per share, the closing price of our common stock on that day, and are shown as treasury shares in the equity section of our balance sheet at cost.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	As of September 30, 2011
	Assets Under Management	Corporate Investment	Risk of Loss
WHG Funds	$1,089	$2.6	$2.6
Common Trust Funds	1,503	2.2	2.2
LLCs	417	-	-
Partnerships	23	-	-

	As of December 31, 2010
	Assets Under Management	Corporate Investment	Risk of Loss
WHG Funds	$902	$2.7	$2.7
Common Trust Funds	1,631	2.6	2.6
LLCs	443	-	-
Partnerships	27	-	-
McCarthy Multi-Cap Stock Fund	68	-	-

10. STOCK BASED COMPENSATION

The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 3,398,100 shares and at September 30, 2011, approximately 870,000 shares remained available for issuance under the Plan.

The following table presents the total expense recorded for stock based compensation (in thousands):

	Nine months ended September 30,
	2011	2010
Service condition restricted stock expense	$5,848	$5,291
Performance based restricted stock expense	1,753	1,636

Total stock based compensation expense	$7,601	$6,927

Restricted Stock

Under the Plan, we have granted restricted stock to employees and non-employee directors, which are subject to a service condition, and to our Chief Executive Officer and Chief Investment Officer, which are subject to a service condition and performance goals. As of September 30, 2011, approximately $19.1 million of remaining unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.2 years. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and non-employee directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the nine months ended September 30, 2011:

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2011	551,100	$34.83
Granted	220,220	36.64
Vested	(198,025)	32.39
Forfeited	(9,125)	36.35

Non-vested, September 30, 2011	564,170	36.37

CEO and CIO performance based restricted share grants

Under the Plan, we granted restricted shares to our Chief Executive Officer and Chief Investment Officer that vest over five and six years, respectively, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. In February 2011, the Compensation Committee established the goal for 2011 as adjusted pre-tax income of at least $19,330,265, representing a compound annual growth rate of 10% over annual adjusted pre-tax income recorded in 2006. At September 30, 2011 there were 190,000 shares of unvested performance based restricted shares outstanding.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2011
Net revenues from external sources	$12,574	$3,474	$-	$-	$16,048
Net intersegment revenues	1,182	4	-	(1,186)	-
Income before income taxes	7,083	623	(2,409)	-	5,297
Segment assets	71,263	13,954	(1,017)	-	84,200
Segment goodwill	5,259	6,079	-	-	11,338

Three months ended September 30, 2010
Net revenues from external sources	$10,638	$2,835	$-	$-	$13,473
Net intersegment revenues	985	4	-	(989)	-
Income before income taxes	6,153	345	(2,387)	-	4,111
Segment assets	56,327	4,067	4,974	-	65,368
Segment goodwill	3,403	512	-	-	3,915

Nine months ended September 30, 2011
Net revenues from external sources	$41,612	$10,304	$-	$-	$51,916
Net intersegment revenues	3,574	12	-	(3,586)	-
Income before income taxes	22,866	1,567	(7,601)	-	16,832

Nine months ended September 30, 2010
Net revenues from external sources	$30,931	$8,952	$-	$-	$39,883
Net intersegment revenues	3,108	13	-	(3,121)	-
Income before income taxes	17,960	1,571	(6,927)	-	12,604

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

Assets Under Management

Assets under management increased $1.0 billion to $11.7 billion at September 30, 2011, compared with $10.6 billion at September 30, 2010. The average of beginning and ending assets under management for the third quarter of 2011 was $12.8 billion compared to $10.2 billion for the third quarter of 2010, an increase of 26%.

The following table displays assets under management as of September 30, 2011 and 2010:

	As of September 30, (in millions)		% Change September 30, 2011 vs. September 30, 2010
	2011	2010
Institutional	$7,769	$7,952	(2)%
Private Wealth	2,796	1,929	45
Mutual Funds	1,089	760	43

Total Assets Under Management	$11,654	$10,641	9%

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

•	Mutual Funds include the WHG Funds, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Institutional
Beginning of period assets	$9,432	$7,220	$8,359	$7,599
Inflows	278	57	1,429	838
Outflows	(245)	(160)	(894)	(880)

Net flows	33	(103)	535	(42)
Market appreciation/(depreciation)	(1,696)	835	(1,125)	395
Net change	(1,663)	732	(590)	353

End of period assets	7,769	7,952	7,769	7,952

Private Wealth
Beginning of period assets	3,203	1,787	3,148	2,009
Inflows	127	23	238	65
Outflows	(82)	(33)	(329)	(203)

Net flows	45	(10)	(91)	(138)
Market appreciation/(depreciation)	(452)	152	(261)	58
Net change	(407)	142	(352)	(80)

End of period assets	2,796	1,929	2,796	1,929

Mutual Funds
Beginning of period assets	1,288	652	970	566
Inflows	99	80	448	274
Outflows	(106)	(40)	(200)	(120)

Net flows	(7)	40	248	154
Market appreciation/(depreciation)	(192)	68	(129)	40
Net change	(199)	108	119	194

End of period assets	1,089	760	1,089	760

Total
Beginning of period assets	13,923	9,659	12,477	10,174
Inflows	504	160	2,115	1,177
Outflows	(433)	(233)	(1,423)	(1,203)

Net flows	71	(73)	692	(26)
Market appreciation/(depreciation)	(2,340)	1,055	(1,515)	493
Net change	(2,269)	982	(823)	467

End of period assets	$11,654	$10,641	$11,654	$10,641

Three months ended September 30, 2011 and 2010

The $2.3 billion decrease in assets under management for the three months ended September 30, 2011 was due to market depreciation of $2.3 billion and outflows of $433 million, partially offset by inflows of $504 million. Inflows were primarily into existing institutional separate accounts and subadvisory mandates and new private wealth accounts. Outflows were primarily related to account closings and outflows from institutional separate accounts, subadvisory mandates and private wealth clients. The WHG Funds had net outflows due primarily to a clients’ rebalancing withdrawal during the quarter.

The $982 million increase in assets under management for the three months ended September 30, 2010 was due to market appreciation of $1.1 billion and inflows of $160 million, partially offset by outflows of $233 million. Inflows were primarily into the WHG Funds, existing institutional separate accounts and subadvisory mandates. Outflows were primarily related to outflows from institutional separate accounts and subadvisory mandates.

Nine months ended September 30, 2011 and 2010

The $823 million decrease in assets under management for the nine months ended September 30, 2011 was due to market depreciation of $1.5 billion and outflows of $1.4 billion, partially offset by inflows of $2.1 billion. Inflows were driven primarily by additional inflows into institutional separate accounts, the WHG Funds and private wealth accounts. Outflows were primarily related to account closings and outflows from institutional separate accounts, subadvisory and private wealth clients.

The $467 million increase in assets under management for the nine months ended September 30, 2010 was due to inflows of $1.2 billion and market appreciation of $493 million, partially offset by outflows of $1.2 billion. Inflows were driven primarily by additional inflows into institutional separate accounts, subadvisory mandates and the WHG Funds. Outflows were primarily related to account closings and outflows from institutional separate accounts and subadvisory clients.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2011 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this quarterly report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2011 vs. September 30, 2010	Nine months ended September 30, 2011 vs. September 30, 2010
	2011	2010	2011	2010
Revenues
Advisory fees
Asset-based	$13,376	$10,157	$41,034	$30,457	32%	35%
Performance-based	-	-	991	-	NM	NM
Trust fees	3,468	2,834	10,297	8,950	22	15
Other revenues	(796)	482	(406)	476	NM	NM

Total revenues	16,048	13,473	51,916	39,883	19	30

Expenses
Employee compensation and benefits	8,295	7,296	27,084	21,447	14	26
Sales and marketing	221	181	666	569	22	17
WHG mutual funds	34	83	523	344	(59)	52
Information technology	503	328	1,503	977	53	54
Professional services	710	817	2,438	1,916	(13)	27
General and administrative	988	657	2,870	2,026	50	42

Total expenses	10,751	9,362	35,084	27,279	15	29

Income before income taxes	5,297	4,111	16,832	12,604	29	34
Provision for income taxes	2,014	1,512	6,263	4,579	33	37

Net income	$3,283	$2,599	$10,569	$8,025	26%	32%

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Total Revenues. Our total revenues increased by 19% to $16.0 million for the three months ended September 30, 2011 compared with $13.5 million for the three months ended September 30, 2010. Asset-based advisory fees increased by 32% to $13.4 million for the three months ended September 30, 2011 compared with $10.2 million for the three months ended September 30, 2010 as a result of increased average assets under management by Westwood Management due to assets acquired in the McCarthy acquisition in November 2010, and inflows from new and existing clients, partially offset by market depreciation of assets and the withdrawal of assets by certain clients. Trust fees increased by 22% to $3.5 million for the three months ended September 30, 2011 compared with $2.8 million for the three months ended September 30, 2010 as a result of increased assets under management by Westwood Trust due to inflows from new accounts. Market depreciation of assets and net asset outflows from existing clients partially offset these increases. Other revenues, which generally consist of interest and investment income, decreased to $(796,000) for the three months ended September 30, 2011 compared with $482,000 for the three months ended September 30, 2010. Other revenues are presented net and decreased primarily due to an increase of $1.3 million in net unrealized losses on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 14% to $8.3 million for the three months ended September 30, 2011 compared with $7.3 million for the three months ended September 30, 2010. The increase was primarily due to increases of $515,000 in incentive compensation expense as a result of higher pretax income, $399,000 in salary expense due primarily to increased average headcount and salary increases, $139,000 in service-based restricted stock expense due to additional grants in February and April 2011, and $52,000 in health insurance expense. These increases were partially offset by a decrease of $116,000 in performance-based restricted stock expense. In the first quarter of 2011 we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer and Chief Executive Officer to vest. As a result, we recognized expense of approximately $584,000 in the first, second and third quarters of 2011 related to these performance-based restricted stock grants. We had 81 full-time employees as of September 30, 2011 compared to 67 full-time employees as of September 30, 2010.

Sales and Marketing. Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 22% to $221,000 for the three months ended September 30, 2011 compared with $181,000 for the three months ended September 30, 2010. The increase is primarily the result of increased referral fees and travel expenses partially offset by decreased direct marketing expenses.

WHG Mutual Funds. WHG Mutual Funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the WHG Funds. WHG Mutual Funds expenses decreased by 59% to $34,000 for the three months ended September 30, 2011 compared with $83,000 for the three months ended September 30, 2010 due to a decrease in the acquisition liability we recorded as part of the mutual fund acquisition we completed in 2009. The acquisition liability fluctuates based on the value of the accounts we acquired and will be paid in the fourth quarter of 2011. Partially offsetting this decrease was an increase in shareholder servicing and marketing costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 53% to $503,000 for the three months ended September 30, 2011 compared with $328,000 for the three months ended September 30, 2010. The increase is primarily due to software and software implementation costs related to upgraded client reporting and portfolio accounting systems and increased research expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses decreased by 13% to $710,000 for the three months ended September 30, 2011 compared with $817,000 for the three months ended September 30, 2010. The decrease is primarily due to decreases of $98,000 in legal fees and $65,000 in professional services related to growth initiatives. Increases of $30,000 in subadvisor fees related to common trust funds sponsored by Westwood Trust and $23,000 in tax consultation fees partially offset these decreases.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 50% to $988,000 for the three months ended September 30, 2011 compared with $657,000 for the three months ended September 30, 2010. The increase is primarily due to increased amortization expense related to intangible assets acquired in November 2010, increased rent expense due to a new lease for our Dallas office effective June 2011 and a lease related to our Omaha office acquired in November 2010, increased charitable contributions and higher fees related to a new director compensation plan.

Provision for Income Tax Expense. Provision for income tax expenses increased by 33% to $2.0 million for the three months ended September 30, 2011 compared with $1.5 million for the three months ended September 30, 2010. The effective tax rate increased to 38.0% for the three months ended September 30, 2011 from 36.8% for the three months ended September 30, 2010 primarily due to current year taxable income in a higher federal tax bracket, provision to return adjustments from our 2010 federal tax return and an additional state tax liability related to an acquisition we made in November 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Total Revenues. Our total revenues increased by 30% to $51.9 million for the nine months ended September 30, 2011 compared with $39.9 million for the nine months ended September 30, 2010. Asset-based advisory fees increased by 35% to $41.0 million for the nine months ended September 30, 2011 compared with $30.5 million for the nine months ended September 30, 2010 as a result of increased average assets under management by Westwood Management due to assets acquired in the McCarthy acquisition in November 2010 and inflows from new and existing clients, partially offset by market depreciation of assets and the withdrawal of assets by certain clients. We recognized a performance-based advisory fee of $991,000 for the nine months ended September 30, 2011. We did not earn a performance-based advisory fee for the nine months ended September 30, 2010. Trust fees increased by 15% to $10.3 million for the nine months ended September 30, 2011 compared with $9.0 million for the nine months ended September 30, 2010 as a result of increased assets under management by Westwood Trust due to inflows from new accounts. Market depreciation of assets and net asset outflows from existing clients partially offset these increases. Other revenues, which generally consist of interest and investment income, decreased to $(406,000) for the nine months ended September 30, 2011 compared with $476,000 for the nine months ended September 30, 2010. Other revenues are presented net and increased primarily due to an increase of $994,000 in net unrealized losses on investments partially offset by an increase of $102,000 in realized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 26% to $27.1 million for the nine months ended September 30, 2011 compared with $21.4 million for the nine months ended September 30, 2010. The increase was primarily due to increases of $3.1 million in incentive compensation expense as a result of higher pretax income and performance-based incentive compensation related to investment and marketing goals, $1.3 million in salary expense due primarily to increased average headcount and salary increases, $675,000 in restricted stock expense due to increases of $558,000 of expense related to service-based grants and $117,000 of expense related to performance-based grants, $222,000 in payroll tax expense related to increased salaries and an increase in the number of shares of restricted stock that vested and $145,000 in health insurance costs. In the first quarter of 2011 we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares awarded to our Chief Investment Officer and Chief Executive Officer to vest. As a result, we recognized expense of approximately $584,000 in the first, second and third quarters of 2011 related to these performance-based restricted stock grants. We had 81 full-time employees as of September 30, 2011 compared to 67 full-time employees as of September 30, 2010.

Sales and Marketing. Sales and marketing costs increased by 17% to $666,000 for the nine months ended September 30, 2011 compared with $569,000 for the nine months ended September 30, 2010. The increase is primarily the result of increased referral fees and travel expenses partially offset by decreased direct marketing expenses.

WHG Mutual Funds. WHG Mutual Funds expenses increased by 52% to $523,000 for the nine months ended September 30, 2011 compared with $344,000 for the nine months ended September 30, 2010 due to increased legal costs related to the reorganization of the McCarthy Multi-Cap Stock Fund, which was acquired in November 2010, into the WHG Dividend Growth Fund and higher shareholder servicing and marketing costs. These increases were partially offset by a decrease in the acquisition liability we recorded as part of the mutual fund acquisition we completed in 2009. The acquisition liability fluctuates based on the value of the accounts we acquired and will be paid in the fourth quarter of 2011.

Information Technology. Information technology expenses increased by 54% to $1.5 million for the nine months ended September 30, 2011 compared with $1.0 million for the nine months ended September 30, 2010. The increase is primarily due to software and software implementation costs related to upgraded client reporting and portfolio accounting systems, increased quotation expense and increased research costs.

Professional Services. Professional services expenses increased by 27% to $2.4 million for the nine months ended September 30, 2011 compared with $1.9 million for the nine months ended September 30, 2010. The increase is primarily due to increases of $276,000 in subadvisor fees related to common trust funds sponsored by Westwood Trust, $145,000 in professional services related to growth initiatives and $152,000 in audit fees related to unconsolidated investment vehicles we acquired in 2010. An $85,000 decrease in legal fees partially offset these increases.

General and Administrative. General and administrative expenses increased by 42% to $2.9 million for the nine months ended September 30, 2011 compared with $2.0 million for the nine months ended September 30, 2010. The increase is primarily due to increased amortization expense related to intangible assets acquired in November 2010, increased rent expense due to a new lease for our Dallas office effective June 2011 and a lease related to our Omaha office acquired in November 2010, increased charitable contributions and higher fees related to a new director compensation plan.

Provision for Income Tax Expense. Provision for income tax expenses increased by 37% to $6.3 million for the nine months ended September 30, 2011 compared with $4.6 million for the nine months ended September 30, 2010. The effective tax rate increased to 37.2% for the nine months ended September 30, 2011 from 36.3% for the nine months ended September 30, 2010 primarily due to current year taxable income in a higher federal tax bracket, provision to return adjustments from our 2010 federal tax return and an additional state tax liability related to an acquisition we made in November 2010.

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

Our Economic Earnings increased by 17% to $5.9 million for the three months ended September 30, 2011 compared with $5.0 million for the three months ended September 30, 2010, primarily due to an increase in total revenues. For the nine months ended September 30, 2011, Economic Earnings increased by 24% to $18.7 million compared to $15.1 million for the nine months ended September 30, 2010, primarily due to increased revenues.

The following tables provide a reconciliation of net income to Economic Earnings and total expenses to Economic Expenses (in thousands):

	Three Months Ended September 30		% Change
	2011	2010
Net Income	$3,283	$2,599	26%
Add: Restricted stock expense	2,409	2,387	1
Add: Intangible amortization	125	26	381
Add: Deferred taxes on goodwill	47	9	422

Economic earnings	$5,864	$5,021	17

Total expenses	$10,751	$9,362	15
Less: Restricted stock expense	(2,409)	(2,387)	1
Less: Intangible amortization	(125)	(26)	381

Economic expenses	$8,217	$6,949	18%

	Nine Months Ended September 30		% Change
	2011	2010
Net Income	$10,569	$8,025	32%
Add: Restricted stock expense	7,601	6,927	10
Add: Intangible amortization	374	79	373
Add: Deferred taxes on goodwill	142	28	407

Economic earnings	$18,686	$15,059	24

Total expenses	$35,084	$27,279	29
Less: Restricted stock expense	(7,601)	(6,927)	10
Less: Intangible amortization	(374)	(79)	373

Economic expenses	$27,109	$20,273	34%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2011, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2011, cash flow provided by operating activities, principally our investment advisory business, was $14.3 million. At September 30, 2011, we had working capital of $51.1 million. Cash flow used in investing activities during the nine months ended September 30, 2011 of $1.1 million was related to purchases of fixed assets. Cash flow used in financing activities during the nine months ended September 30, 2011 of $10.4 million was due to the purchase of treasury shares and the payment of dividends and partially offset by tax benefits from equity-based compensation and cash from the exercise of stock options.

We had cash and investments of $53.4 million as of September 30, 2011 and $45.0 million as of December 31, 2010. Dividends payable were $2.9 million and $0 as of September 30, 2011 and December 31, 2010, respectively. We had no liabilities for borrowed money at September 30, 2011. We have a deferred acquisition liability to be paid in the fourth quarter of 2011, which we expect to pay with funds generated from operations.

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

Accounting Developments

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the presentation of comprehensive income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance is effective for our 2012 fiscal year, which begins on January 1, 2012. This guidance will not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued new guidance regarding the testing of goodwill for impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is allowed provided the entity has not yet performed its 2011 impairment test or issued its financial statements. This guidance will not have a material effect on our consolidated financial statements.

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

For the quarter ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
July 1 through July 30, 2011	7,260	$38.30	-	$10,000,000
August 1 through August 31, 2011	31,733	34.40	31,733	8,908,528
September 1 through September 30, 2011	55,953	33.43	55,953	7,037,954

Total	94,946	$34.13	87,686	$7,037,954

(1)	On August 9, 2011, our board of directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program expires on August 9, 2012.

Note: The treasury shares purchased in July were purchased from Westwood employees at the market close price on the date of purchase in order to satisfy their tax obligations from vested restricted shares. We anticipate purchasing additional shares in subsequent years for the same purpose. The August and September purchases were made in accordance with our publicly announced share repurchase plan to purchase up to $10 million of our outstanding shares.

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

Dated: October 18, 2011	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey President & Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr. Chief Financial Officer