Form 10-K
period 2011-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2012-02-28
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value on June 30, 2011 of the voting and non-voting common equity held by non-affiliates of the registrant was $243,536,000. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 24, 2012: 8,021,978.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

General

We manage investment assets and provide services for our clients through two subsidiaries, Westwood Management Corp. (“Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, a family of mutual funds called the Westwood FundsTM, other mutual funds, individuals and clients of Westwood Trust. We changed the name of our mutual fund family in early 2012 from the WHG Funds to the Westwood FundsTM as part of an effort to consolidate our branding strategies under the Westwood name, which has significant meaning to our firm and we believe will better resonate with our clients. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management and Westwood Management and Westwood Trust collectively managed assets valued at approximately $13.1 billion at December 31, 2011. We have been providing investment advisory services since 1983 and, according to recognized industry sources such as Morningstar, performance of our principal investment strategies rank at or above median within their peer groups when measured over multi-year periods of ten years and longer.

The core of our business is dependent on client relationships. We believe that, in addition to investment performance, client service is paramount in the asset management business. Accordingly, a major focus of our business strategy is to build strong relationships with clients to enhance our ability to anticipate their needs and satisfy their investment objectives. Our team approach is designed to deliver efficient, responsive service to our clients. Our success is dependent to a significant degree on investment performance and our ability to provide attentive client service.

We were incorporated under the laws of the State of Delaware on December 12, 2001. We are an independent public company and our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock of Westwood Management and Westwood Trust.

One of several priorities on which we have focused since 2002 is the building of a foundation in terms of personnel and infrastructure to support a much larger business. We have also developed products that we expect to be desirable within our target institutional, private wealth and mutual fund markets. The costs of developing new products and building the organization can result in incurring expenses before significant offsetting revenues are realized. We believe that the business foundation and a range of appropriate products are now in place and we have been taking these products in recent years to our served markets where they have been received with a high level of interest which generate new revenue streams.

Available Information

We maintain a website at www.westwoodgroup.com. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this Report or any other filing that we make with the Securities and Exchange Commission (“SEC”). All of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website. Additionally, our Code of Business Conduct and Ethics, our

Corporate Governance Guidelines and our Audit Committee, Compensation Committee and Governance/Nominating Committee Charters are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to William R. Hardcastle, Jr. at the address set forth in the front of this Report. The public can also obtain any document we file with the SEC at www.sec.gov.

Westwood Management

General

Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums depend on the strategy offered but generally range from $10 million to $25 million. Westwood Management also provides advisory services to individuals and the Westwood FundsTM and subadvisory services to other mutual funds. Our overall investment philosophy was developed by our Founder and Chairman, Susan M. Byrne, and is implemented by a team of investment professionals under the leadership of our chief investment officer, Mark Freeman. With respect to the bulk of assets under management we utilize a “value” investment style focused on achieving a superior long-term, risk-adjusted return by investing in companies with high levels of free cash flow, improving returns on equity, strengthening balance sheets and well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment team members average investment experience of fifteen years and one third of the team has worked together at Westwood for more than ten years. Team continuity plus years of experience are among the critical elements required for successfully managing investments.

Investment Strategies

We offer a broad range of investment strategies allowing us to serve various client types and investment objectives. Over 40% of our assets under management are invested in our LargeCap Value strategy. The principal investment strategies currently managed by Westwood Management follow:

LargeCap Value: Investments in equity securities of approximately 40-60 well-seasoned companies with market capitalizations generally over $5 billion. This portfolio is invested in companies where we expect that future profitability, driven by operational improvements, will exceed expectations reflected in current share prices.

Dividend Growth: Investments in equity securities of approximately 40-60 high quality companies with market capitalizations generally over $1 billion. This portfolio is invested in companies of which at least 80% are paying dividends and whose prospects for dividend growth are strong. This strategy combines quantitative and fundamental research to create a diversified portfolio of companies we believe can create value for shareholders.

MidCap Value: Investments in equity securities of approximately 50-70 companies with market capitalizations between $4 billion and $20 billion. Similar to the LargeCap Value strategy, we look for mid-sized firms with earnings growth driven by operational improvements that can be purchased inexpensively.

SMidCap Plus+: Investments in equity securities of approximately 45-65 companies with market capitalizations between $2 billion and $15 billion. Similar to our other value-oriented investment strategies, we seek to discover operational improvements driving earnings growth within small to mid-sized companies that can be purchased inexpensively.

SMidCap Value: Investments in equity securities of approximately 45-65 companies with market capitalizations between $100 million and $10 billion. Similar to our other value-oriented investment strategies, we seek to discover operational improvements driving earnings growth within small to mid-size companies that can be purchased inexpensively. This strategy reached its asset capacity in 2010 and is now closed to new investors.

SmallCap Value: Investments in equity securities of approximately 50-70 companies with market capitalizations between $100 million and $2 billion. Similar to our other value-oriented investment strategies, we seek to invest in high quality companies whose earnings growth is driven by operational improvements not yet fully recognized by the market.

AllCap Value: Investments in equity securities of approximately 60-80 well-seasoned companies. The portfolio generally comprises our investment professionals’ best ideas among companies with market capitalizations above $100 million. Similar to our other value-oriented investment strategies, we seek to invest in companies across a broad range of market capitalizations where we expect that future profitability, driven by operational improvements, will be higher than expectations currently reflected in share prices.

Balanced: Investments in a combination of equity and fixed income securities, designed to provide both growth opportunities and income, while also emphasizing asset preservation in “down” markets. Westwood Management applies its expertise in dynamic asset allocation and security selection decisions in carrying out this balanced strategy approach.

Income Opportunity: Investments in dividend-paying common stocks, preferred stocks, convertible securities, master limited partnerships, royalty trusts, REITs and selected debt instruments. This portfolio’s strategy focuses on companies with strong and improving cash flow sufficient to support a sustainable or rising income stream for investors. This strategy is targeted towards investors seeking current income, a competitive total return and low volatility through dividend-paying or interest-bearing securities.

Master Limited Partnerships (“MLPs”): Investments include MLPs (including limited partnerships and general partnerships), securities of tanker and other marine shipping companies and other securities. Within these types of securities, the portfolio focuses on companies that exhibit higher dividend yields, stable and predictable cash flows, low correlations to other asset classes, and growth potential.

Investment Grade Fixed Income: Investments in high-grade, intermediate term corporate and government bonds. We seek to add value to client portfolios through yield curve positioning and investing in debt instruments with improving credit quality potential.

Each investment strategy consists of a portfolio of equity or fixed income securities selected by Westwood’s portfolio teams and chosen to optimize long-term returns consistent with Westwood’s investment philosophy. Our portfolio teams make decisions for Westwood Management investment strategies in accordance with the investment objectives and policies of such strategies, including determining when and which securities to purchase and sell.

We employ a value-oriented approach for our equity investment strategies. The common thread that permeates these strategies is our disciplined approach to controlling risk and preserving client assets whenever possible. Our investment teams seek to invest in companies with high levels of free cash flow, improving returns on equity, and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. Through investments in companies that exhibit these characteristics, we seek to demonstrate consistently superior performance relative to our industry peers and relevant benchmark indices.

Over 40% of our assets under management are invested in equity securities of companies with large market capitalizations. When measured over multi-year periods of ten years and longer, Westwood’s principal investment strategies have consistently ranked above peer group median performance rankings according to recognized industry sources, including Morningstar, Inc.

Our ability to grow assets under management is primarily dependent on our competitive long-term performance record, our success in building strong relationships with investment consulting firms and other financial intermediaries as well as our ability to develop new client relationships. We continually seek to expand assets under management by growing our existing investment strategies as well as developing new ones. We primarily intend to grow our investment strategies internally but may consider acquiring new investment strategies from third parties, as discussed under “—Growth Strategy” below. Our growth strategy provides clients with more investment opportunities and diversifies assets under management, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients.

Advisory and Subadvisory Service Agreements

Westwood Management manages client accounts under investment advisory and subadvisory agreements. Typical of the asset management industry, such agreements are usually terminable upon short notice and provide for compensation based on the market value of client assets under management. Westwood’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the previous quarter, or are based on a daily or monthly analysis of assets under management for the stated period. A few clients have contractual performance-based fee arrangements, which generate additional revenues if we outperform a specified index over a specific period of time. Revenue for performance-based fees is recorded at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood provides overall investment management services, including directing investments in conformity with client-established investment objectives and restrictions. Unless otherwise directed in writing by clients, Westwood Management has the authority to vote all proxies with respect to client assets.

Westwood Management is a party to subadvisory agreements with other investment advisors under which it performs substantially the same services as it does under its advisory agreements. Our subadvisory fees are generally computed based upon the average daily assets under management and are payable on a monthly basis. As with our advisory agreements, these agreements are terminable upon short notice.

Under our subadvisory agreement with Teton Advisors, Inc., Westwood Management provides investment advisory services to the GAMCO Westwood Funds family of mutual funds. Westwood Management owns shares of Class A Common Stock representing a 15.3% economic interest in Teton Advisors, Inc., an affiliate of GAMCO Investors, Inc. Based on SEC filings, we believe that GAMCO Investors, Inc. owned 11.8% of our common stock as of December 31, 2011. Westwood Management received subadvisory payments from Teton Advisors, Inc. totaling $502,000, $573,000 and $617,000 for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

While Westwood Management provides subadvisory services with respect to the GAMCO Westwood Funds family of mutual funds, Westwood Management provides investment advisory services directly to the Westwood FundsTM family of mutual funds, which includes the Westwood Income Opportunity Fund, the Westwood SMidCap Fund, the Westwood LargeCap Value Fund, the Westwood Balanced Fund, the Westwood SmallCap Value Fund, the Westwood Dividend Growth Fund, the Westwood SMidCap Plus+ Fund and the Westwood Short Duration High Yield Fund. The Westwood Short Duration High Yield Fund is subadvised by SKY Harbor Capital Management, LLC, a registered investment adviser based in Greenwich, Connecticut. As of December 31, 2011, the Westwood FundsTM had assets under management of $1.3 billion.

Our four largest clients accounted for approximately 14.3% of our fee revenues for the year ended December 31, 2011. The loss of some or all of these large clients could have a material adverse affect on our business and our results of operations.

Westwood Trust

General

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals and families generally having at least $2 million in assets under management. Westwood Trust seeks to define and improve risk/return profiles of client investment portfolios by complementing or enhancing existing investment strategies. Westwood Trust provides back office services to clients, including tax reporting, distribution of income to beneficiaries, preparation of account statements and attending to the special needs of particular trusts, and also serves as trustee for tax and estate-planning purposes and for special needs trusts. Westwood Trust is chartered and regulated by the Texas Department of Banking.

Westwood Trust primarily provides services for employee benefit trusts and personal trusts. Employee benefit trusts include retirement plans of businesses to benefit their employees, including defined contribution plans, pensions and profit sharing plans. Westwood Trust may also be appointed as a trustee and may provide administrative support for these plans, as well as investment advisory and custodial services. Personal trusts are developed to achieve a number of different objectives and Westwood Trust acts as trustee to such trusts and assists them in developing tax-efficient trust portfolios. Fees charged by Westwood Trust are separately negotiated with each client and are typically based on assets under management.

Services

Westwood Trust undertakes a fiduciary responsibility toward the management of each client’s assets and utilizes a consultative asset allocation approach. This approach involves our examining the client’s financial situation, including the client’s current portfolio of investments, and advising the client on ways to enhance investment returns and strengthen its financial position. Westwood Trust also provides custodial services, safekeeping and accounting services.

Common Trust Funds

Westwood Trust sponsors a number of common trust funds in which client assets are commingled to achieve economies of scale. Westwood Trust’s common trust funds fall within two basic categories: personal trusts and employee benefit trusts. Westwood Trust sponsors common trust funds for most of the investment strategies managed by Westwood Management. Westwood Trust also engages third-party subadvisors for some common trust funds, such as our Growth Equity, International Equity and High Yield Bond common trust funds.

Enhanced Balanced Portfolios

Westwood Trust is a strong proponent of asset class diversification and offers its clients the ability to diversify among many different asset classes. Westwood Trust Enhanced Balanced™ portfolios combine these asset classes into a customizable portfolio for clients seeking to maximize return for a given level of risk. Periodic adjustments are made to asset class weightings in Enhanced Balanced™ portfolios based on historical returns, risk and correlation data and our current capital markets outlook.

Distribution Channels

We market our services through several distribution channels to expand the reach of our investment advisory services. These channels enable us to leverage the distribution infrastructures and capabilities of other financial services firms and intermediaries while focusing on our core competency of developing and managing investment strategies.

Institutional Investment Consultants

Investment management consulting firms serve as gatekeepers to the majority of corporate retirement plans, public retirement plans, endowments and foundations, which represent Westwood’s primary institutional target markets. Consultants provide guidance to their clients in setting asset allocation strategy, as well as creating investment policies. Consultants also make recommendations for investment firms they believe can best meet their client’s investment objectives. We have established strong relationships with many national and regional investment consulting firms, which have contributed to our being considered and hired by their clients. Continuing to enhance existing consulting firm relationships, as well as forging new relationships, serves to increase the awareness of our services in both the consultant community and their served institutional client base.

Subadvisory Relationships

Our subadvisory relationships allow us to extend the reach of our investment advisory services to clients of other investment companies with broad, established distribution capabilities. In subadvisory arrangements, our client is typically the investment company through which our services are offered to investors, typically via mutual fund offerings. The investment company that sponsors the mutual fund is responsible for relevant marketing, distribution, operational and accounting activities.

Managed Accounts

Managed accounts are similar in some respects to subadvisory relationships in that a third-party financial institution, such as a brokerage firm or turnkey asset management program provider, handles distribution to the end client. The end client in a managed account is typically a high net worth individual or small institution. In these arrangements, the third-party financial institution is responsible to the end client for client service, operations and accounting.

Growth Strategy

We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that this focused, stable team has contributed significantly to our solid investment performance, superior client service and a growing array of investment strategies. We believe that opportunities for future growth may come from our ability to:

•	generate growth from new and existing clients and consultant relationships

•	attract and retain key employees

•	grow assets in our existing investment strategies

•	foster continued growth of the Westwood Trust platform

•	foster expanded distribution via mutual funds

•	pursue strategic corporate development opportunities

•	continue to strengthen our brand name.

Generate growth from new and existing clients and consultant relationships. As our primary business objective, we intend to maintain and enhance existing relationships with clients and investment consultants by continuing to provide solid investment performance and attentive client service. We also intend to pursue growth through targeted sales and marketing efforts that emphasize our investment performance and superior client service. New institutional client accounts are generally derived through investment consultants and we have developed productive long-term relationships with many national and regional investment consultants. We believe that the in depth knowledge of our firm, our people and our processes embedded in our consultant and client relationships is a key factor when being considered for new client investment mandates.

Attract and retain key employees. In order to achieve our investment performance and client relationship objectives, we must be able to retain and attract talented investment professionals. We believe that we have created a workplace environment in which motivated, performance-driven, and client-oriented individuals thrive. As a public company, we are able to offer our employees a compensation program that includes strong equity incentives such that their success will be closely aligned with the success of our clients and stockholders. We believe that these factors are critical ingredients in maintaining a stable, client-focused environment that can support significant future growth.

Grow assets in our existing investment strategies. LargeCap Value is our largest investment strategy in terms of assets under management and we believe it has significant capacity for additional assets. We have also developed other investment strategies in response to client needs and marketplace opportunities. We continue to look for opportunities to expand our range of investment strategies and will consider internally-developed strategies as well as those that may be acquired externally. We believe these additional strategies will enable us to grow assets under management. For instance, we have achieved such significant growth in assets in our SMidCap Value strategy since we began marketing it to institutions in 2004 that it was closed to new investors in 2010. The Westwood SMidCap mutual fund only remains open to existing shareholders. In July 2010 we launched the SMidCap Plus+ strategy, managed by the same team responsible for the SMidCap strategy. We believe SMidCap Plus+ is an attractive investment alternative for clients looking to invest in small to mid size companies and it exceeded $500 million in assets under management by the end of last year. Assets in our Income Opportunity strategy grew substantially in 2011, exceeding $900 million at the end of 2011, as the strategy continued to receive strong interest from our private wealth and mutual fund channels as well as from additional institutional mandates. Based upon increased interest in our AllCap Value strategy in 2011, we believe that the AllCap approach is now accepted as a viable strategy in the institutional marketplace. We have the team in place to support these investment strategies in our target institutional, private wealth and mutual fund markets. If we continue to deliver strong investment performance, we believe that demand for these strategies can provide meaningful growth in assets under management.

Foster continued growth of the Westwood Trust platform. Westwood Trust has experienced solid growth in serving small to medium-sized institutions as well as high net worth individuals and families. We anticipate continued interest from clients and prospects in our diversified, highly attentive service model. A significant percentage of new asset growth at Westwood Trust stems from referrals and gathering additional assets from existing clients. We believe that our Enhanced Balanced™ strategy, which offers diversified exposure to multiple asset classes in a tax-efficient, comprehensive solution for clients, provides opportunities for growth. Our 2010 acquisition of McCarthy Group Advisors, LLC in Omaha, Nebraska, enabled us to introduce Westwood Trust to a new served market with attractive growth opportunities for our products and services.

Foster expanded distribution via mutual funds. We started the Westwood FundsTM family of mutual funds in 2005 with the launch of Westwood SMidCap (WHGMX) and Westwood Income Opportunity (WHGIX). Subsequently we have launched six additional funds: Westwood LargeCap Value (WHGLX), Westwood Balanced (WHGBX), Westwood SmallCap Value (WHGSX), Westwood Dividend Growth (WHGDX), Westwood SMidCap Plus+ (WHGPX) and Westwood Short Duration High Yield (WHGHX). We believe that providing investors access to our investment strategies via mutual funds is a key component to achieving asset growth in the defined contribution and retirement marketplaces and in the registered investment advisor distribution channel. With the exception of Westwood Short Duration High Yield, which is subadvised by SKY Harbor Capital Management, LLC, the Westwood FundsTM mirror our institutional strategies. The funds offer capped expense ratios and are available in an institutional share class for all funds. We have also launched A shares for Westwood LargeCap Value and Westwood Income Opportunity in order to target No Transaction Fee (“NTF”) mutual fund supermarket platforms and the broker/dealer marketplace.

Pursue strategic corporate development opportunities. We carefully evaluate strategic corporate development opportunities in order to augment organic growth. We may pursue various transactions, including acquisition of asset management firms, mutual funds or private wealth firms as well as hiring investment professionals or teams. We consider opportunities to enhance our existing operations, expand our range of investment strategies and services or further develop our distribution capabilities. By acquiring investment firms or by hiring investment professionals or teams that successfully manage investment strategies beyond our current expertise, we can attract new clients and provide existing clients with an even more diversified range of investment strategies. We may also consider forging alliances with other financial services firms to leverage our core competency of developing superior investment strategies in combination with alliance partners who could provide enhanced distribution capabilities or additional service offerings.

Continue to strengthen our brand name. We believe that the strength of our brand name has been a key component to our long-term success in the investment industry and will be instrumental to our future success. We have developed our strong brand name largely through excellent performance coupled with high profile coverage in investment publications and electronic media. Several of our investment professionals, including Susan Byrne, Mark Freeman, David Spika and Ragen Stienke, have been visible in print and electronic media and we will continue to look for creative ways to strengthen our brand name and reputation in our target markets.

Competition

We are subject to substantial and growing competition in all aspects of our business. Barriers to entry to the asset management business are relatively low and we expect to face a growing number of competitors. Although no one company dominates the asset management industry, many companies are larger, better known and have greater resources than we do.

Further, we compete with other asset management firms on the basis of investment strategies offered, the investment performance of those strategies both in absolute terms and relative to peer groups, quality of service, fees charged, the level and type of compensation offered to key employees, and the manner in which investment strategies are marketed. Many of our competitors offer more investment strategies and services than we do and have substantially greater assets under management.

We compete against numerous investment dealers, banks, insurance companies and others that sell equity funds, taxable income funds, tax-free investments and other investment products. In addition, the allocation of assets by many investors from active equity investment to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to compete with us effectively. In summary, our competitive landscape is intense and dynamic and we may not be able to compete effectively in the future as an independent company.

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

Regulation

Westwood Management

Virtually all aspects of our business are subject to federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and stockholders of registered investment advisers. Under such laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit advisers from carrying on their business in the event that they fail to comply with such laws and regulations. Possible sanctions include suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. We believe that we are in substantial compliance with all material laws and regulations.

Our business is subject to regulation at both federal and state levels by the SEC and other regulatory bodies. Westwood Management is registered with the SEC under the Investment Advisers Act of 1940 and under the laws of various states. As a registered investment adviser, Westwood Management is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. Westwood Management also acts as adviser to the Westwood FundsTM, a family of mutual funds registered with the SEC under the Investment Company Act of 1940. As an adviser to a registered investment company, Westwood Management must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record-keeping, disclosure, governance and restrictions on transactions with affiliates. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management to comply with SEC requirements could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act, the Investment Company Act and the USA PATRIOT Act.

Westwood Trust

Westwood Trust operates in a highly regulated environment and is subject to extensive supervision and examination. As a Texas chartered trust company, Westwood Trust is subject to the Texas Finance Code (the “Finance Code”), the rules and regulations promulgated under the Finance Code and supervision by the Texas Department of Banking. These laws are intended primarily for the protection of Westwood Trust’s clients and creditors rather than for the benefit of investors. The Finance Code provides for and regulates a variety of matters, such as:

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

Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits which is described as that part of equity capital equal to the balance of net profits, income, gains, and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board resolutions. At the discretion of its board of directors, Westwood Trust has made quarterly and special dividend payments to Westwood Holdings Group out of undivided profits.

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

Employees

At December 31, 2011, we had 80 full-time employees, including 31 investment management, research and trading professionals, 25 marketing and client service professionals, and 24 operations and business management professionals. No employees are represented by a labor union and we believe our employee relations to be good.

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

Because we compete with many asset management firms on the basis of the investment strategies we offer, our success is dependent to a significant extent on the investment performance of the assets that we manage. Because our revenue is primarily generated from fees derived as a percentage of assets under management, poor performance tends to result in the loss or reduction of client accounts, which correspondingly decreases revenues. Underperformance relative to peer groups for our various investment strategies could adversely affect our results of operations, especially if such underperformance continues for a lengthy period of time.

Some key employees are considered critical to our success, and our inability to attract and retain key employees could compromise our future success.

We believe that our future success will depend to a significant extent upon the services of our certain key employees, particularly Brian O. Casey, President and Chief Executive Officer, Mark Freeman, Chief Investment Officer, and Ragen Stienke, Senior Portfolio Manager. As with other asset management businesses, our future performance depends to a significant degree upon the continued contributions of these and other key officers, investment professionals, as well as marketing, client service and management personnel. There is substantial competition for skilled personnel and the loss of key employees or our failure to attract, retain and motivate qualified personnel, could negatively impact our business, financial condition, results of operations and future prospects.

Our revenues are dependent upon the performance of the securities markets and negative performance of the securities markets could reduce our revenues.

Our results of operations are affected by many economic factors, including the performance of the securities markets. Negative performance within the securities markets or short-term volatility within the securities markets could result in investors withdrawing assets, decreasing their rates of investment or shifting assets to cash or other asset classes or strategies that we do not manage, all of which could reduce our revenues. Because most of our revenues are based on the value of assets under management, a decline in the value of those assets would also adversely affect our revenues. In addition, in periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.

In particular, a significant portion of our assets under management is invested in equity securities of companies with large market capitalizations. As a consequence, we are particularly susceptible to the volatility associated with changes in the market for large capitalization stocks. Due to this concentration, any change or reduction in such markets, including a shift of our clients’ and potential clients’ preference from investments in equity securities of large capitalization stocks to other equity or fixed income securities could have a significant negative impact on our revenues and results of operations. This negative impact could occur due to the depreciation in value of our assets under management, the election by clients to select other firms to manage their assets or the election by clients to allocate assets away from asset classes that we manage. Any of these events would result in decreased assets under management and therefore reduced revenues and a decline in results of operations.

If we are unable to realize benefits from the costs we have incurred and are continuing to incur to develop new investment strategies and otherwise broaden our capabilities, our growth opportunities may be adversely affected.

We have incurred significant costs to develop new investment strategies, including SmallCap Value, AllCap Value, Income Opportunity, MidCap Value, LargeCap Enhanced (130/30), Global Strategic Diversification, an MLP portfolio and SMidCap Plus+, to launch new mutual funds under the Westwood FundsTM name and to upgrade our business infrastructure and we expect to continue to incur significant costs to develop and launch new investment strategies. Some costs associated with these improvements and new investment strategies will continue to be incurred in future periods and are relatively fixed. We may not realize the benefits of these investments and, if unable to do so, our results of operations and growth opportunities may be adversely affected.

Due to the substantial cost and time required to introduce new investment strategies in our industry, we may not be able to successfully introduce new investment strategies in a timely manner, or at all.

The development of new investment strategies, whether through acquisition or internal development, requires a substantial amount of time and significant financial resources, including expenses related to compensation, sales and marketing, information technology, legal counsel and other professional services. Our ability to market and sell a new investment strategy depends on our financial resources, the investment performance of the specific strategy, the timing of the offering and our marketing strategies. Once an investment strategy is developed, we must effectively market the strategy to existing and prospective clients. Our ability to sell new investment strategies to existing and prospective clients depends on our ability to meet or exceed the performance of our competitors who offer the same or similar strategy. We may not be able to manage the assets within a given investment strategy profitably. Moreover, it may take years before we are able to produce the level of results that will enable us to attract clients. If we are unable to realize the benefits of the costs and expenses incurred in developing new investment strategies, we may experience losses as a result of our management of these investment strategies, and our ability to introduce further new investment strategies and compete in our industry may be hampered.

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

A small number of clients account for a substantial portion of our business. As such, the reduction or loss of business with any of these clients could have a significantly adverse impact on our business, financial condition and results of operations.

Our four largest clients accounted for approximately 14% of fee revenues for the year ended December 31, 2011. We are dependent to a significant degree on our ability to maintain existing relationships with these clients. There can be no assurance that we will be successful in maintaining these existing client relationships, securing additional clients or achieving the superior investment performance necessary to earn performance-based advisory fees. Any failure by us to retain one or more of these large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

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

We have performance fee agreements with a few clients, which pay us a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes and the failure to do so would cause us to earn none or only part of those potential revenues, which would have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly from one measurement period to the next, depending on how we perform relative to the indexes specified in these agreements. For example, we earned a performance fee in 2011, but did not earn performance fees in 2009 or 2010.

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

Virtually all aspects of our business are subject to various laws and regulations including the Investment Advisers Act, the Investment Company Act, and anti-money laundering laws. These laws and regulations generally grant regulatory agencies broad administrative powers, including the power to limit or restrict us from operating our business as well as the powers to place us under conservatorship or closure in the event we fail to comply with such laws and regulations. Violations of such laws or regulations could subject us or our employees to disciplinary proceedings and civil or criminal liability, including revocation of licenses, censures, fines or temporary suspensions, permanent barring from the conduct of business, conservatorship, or closure. Any such proceeding or liability could have a material adverse effect upon our business, financial condition, results of operations and business prospects. Due to the extensive regulations and laws to which we are subject, our management is required to devote substantial time and effort to legal and regulatory compliance issues.

In addition, the regulatory environment in which we operate is subject to change. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. See “Item 1. Business — Regulation.”

Misuse of assets and information in the possession of our investment professionals and employees could result in costly litigation and liability for us and our clients.

Our investment professionals handle significant amounts of assets along with financial and personal information for our clients. We have implemented a system of controls to minimize the risk of a fraudulent taking or misuse of assets and information, however our controls may not be sufficiently adequate to prevent such fraudulent actions by our portfolio managers or employees. If our controls are ineffective, we could be subject to costly litigation, which could consume financial resources, distract management and result in regulatory sanctions. Such fraudulent actions could also adversely affect clients, causing them to seek redress.

Acquisitions involve inherent risks that could compromise the success of the combined business and dilute the holdings of current stockholders.

As part of our long-term business strategy, we may pursue corporate development transactions including the acquisition of asset management firms, mutual funds, private wealth firms, investment professionals or teams. See “Item 1. Business — Growth Strategy.” If we are incorrect when assessing the value, strengths, weaknesses, liabilities and potential profitability of such transactions, or if we fail to integrate the acquired businesses or individuals, the success of the combined business could be compromised. Any business acquisitions are subject to the risks commonly associated with such transactions including, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, potential disruptions to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of changes in management, potential litigation or other legal risks, potential write-downs related to goodwill impairment in connection with acquisitions, and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, investment strategies, technologies or businesses of acquired companies may not be effectively assimilated into our business or may have a negative effect on the combined company’s revenues or earnings. The combined company may also incur significant expense to complete acquisitions and support acquired investment strategies and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting the holdings or limiting the rights of stockholders. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

Our acquisitions were forecasted to add revenues, expenses and earnings to our business. The failure to realize these revenues and earnings could adversely impact our results of operations.

We have made two business acquisitions in the last three years. These acquisitions may not yield the benefits that we forecasted due to a variety of factors, including our failure to retain the clients of the businesses we acquired. If these acquisitions do not yield expected benefits, our revenues and results of operations could be negatively impacted and we could be required to record an impairment against earnings for the intangible assets and goodwill acquired in these transactions.

Our business involves risks of being engaged in litigation and liability that could increase our expenses and reduce our results of operations

Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-registered adviser, mutual fund adviser and publicly traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Similarly, the investment strategies that we manage could be subject to actual and threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages.

Various factors may hinder the declaration and payment of dividends.

We have historically paid a quarterly dividend. However, payment of future dividends is subject to the discretion of our Board of Directors, and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, the existence of a stock repurchase program, state corporate and banking law restrictions, results of operations and such other factors as our Board of Directors may consider relevant. In addition, as a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. Currently, our primary source of cash consists of dividends from Westwood Management or Westwood Trust. The payment of dividends by Westwood Management or Westwood Trust is subject to the discretion of their Boards of Directors and compliance with applicable laws, including, in particular, the provisions of the Texas Finance Code applicable to Westwood Trust. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our business is vulnerable to systems failures that could have a material adverse effect on our business, financial condition and results of operations.

Any delays or inaccuracies in securities pricing information or information processing could give rise to claims against us, which could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent on communications and information systems and on third-party vendors for securities pricing information and updates from certain software. We may suffer a systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, unauthorized access, act of God, act of war or otherwise, and our back-up procedures and capabilities may be inadequate to eliminate the risk of extended interruptions in operations.

We may not be able to fund future capital requirements on favorable terms, if at all.

We cannot be certain that financing to fund our working capital or other cash requirements, if needed, will be available on favorable terms, if at all. Our capital requirements may vary greatly from quarter to quarter depending on, among other things, capital expenditures, fluctuations in our operating results and financing activities. If future financing becomes necessary, we may or may not be able to obtain financing on favorable terms, if at all. Further, any future equity financings could dilute the relative percentage ownership of then existing common stockholders and any future debt financings could involve restrictive covenants that limit our ability to take certain actions.

Failure to maintain effective internal controls could have a material adverse effect on our business and stock price.

Effective internal controls are necessary to provide reliable financial reports. If we cannot provide reliable financial reports, our brand and operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations and even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We cannot be certain that the measures we take to evaluate and improve our internal controls will ensure that we implement and maintain adequate controls over our financial processes and reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

We are a holding company, with no revenue generating operations and no assets other than our ownership interests in Westwood Management and Westwood Trust. Accordingly, we are dependent on the cash flow generated by these operating subsidiaries and must rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations.

Item 2.	Properties.

Westwood, Westwood Management and Westwood Trust conduct their principal operations through leased office space with approximately 25,555 square feet, located in Dallas, Texas pursuant to a lease with an initial term that expires in November 2021. In addition, we lease office space with approximately 5,045 square feet located in Omaha, Nebraska pursuant to a lease with an initial term that expires in July 2014. We believe these facilities will be adequate to serve our currently anticipated business needs.

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

Market Information

Our common stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “WHG” since July 1, 2002. At December 31, 2011, there were approximately 174 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater. The table below sets forth the high and low sale prices for the common stock, as reported by the NYSE for the periods indicated.

	2011		2010
	High	Low	High	Low
For the Quarter Ended:
March 31	$40.96	$34.85	$40.48	$34.10
June 30	41.35	34.13	40.56	33.84
September 30	40.51	30.33	39.00	28.49
December 31	38.60	31.11	40.65	33.19

Dividends

We have declared a cash dividend on our common stock for each quarter since our common stock was first publicly traded. The table below sets forth the dividends declared for the periods indicated.

	Dividend per share of common stock
	Regular	Special
2011
Fourth Quarter	$0.37
Third Quarter	0.35
Second Quarter	0.35
First Quarter	0.35
2010
Fourth Quarter	$0.33	$0.33
Third Quarter	0.33
Second Quarter	0.33
First Quarter	0.33

In addition, on February 2, 2012 we declared a quarterly cash dividend of $0.37 per share on our common stock payable on April 2, 2012 to stockholders of record on March 15, 2012. We intend to continue paying cash dividends in such amounts as our Board of Directors may determine to be appropriate. Any future payments of cash dividends will be at the discretion of the Board of Directors and subject to limitations under the Delaware General Corporation Law.

Westwood Holdings Group is the sole stockholder of both Westwood Management and Westwood Trust. Westwood Trust is limited under applicable Texas law in the payment of dividends to the amount of undivided profits, which is defined as that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board of Directors’ resolutions.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2011 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, our only equity compensation plan in effect at that time. The material terms of this plan were approved by our stockholders at our 2011 Annual Meeting and are discussed in note 9 of the financial statements included in this Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	16,250	$12.90	873,000
Equity compensation plans not approved by security holders	—	—	—

Total	16,250	$12.90	873,000

PERFORMANCE GRAPH

The following graph compares total stockholder returns of Westwood since December 31, 2005 with the total return of the Russell 2000 Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 33 publicly-traded asset management companies.

Comparison of Cumulative Five Year Total Return

Index	Period ended						Cumulative Five-Year Total Return
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Westwood Holdings Group, Inc.	$100.00	$169.85	$132.87	$175.67	$202.06	$192.44	92.44%
Russell 2000 Index	100.00	98.43	65.18	82.89	105.14	100.75	0.75
SNL Asset Manager Index	100.00	113.83	54.10	87.76	101.02	87.38	(12.62)

The total return for our stock and for each index assumes $100 invested on December 31, 2006 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE under the ticker symbol “WHG.”

The closing price of our common stock on the last trading day of the year ended December 31, 2011 was $36.55 per share. Historical stock price performance is not necessarily indicative of future price performance.

Purchases of Equity Securities by the Issuer

The following table displays information with respect to treasury shares we purchased during the quarter ended December 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
October 1 through October 31, 2011	—	—	87,686	$7,037,954
November 1 through November 30, 2011	2,854	$34.59	90,540	6,939,238
December 1 through December 31, 2011	—	—	90,540	6,939,238

Total	2,854	$34.59	90,540	$6,939,238

(1)	On August 9, 2011, our Board of Directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. This share repurchase program will expire on August 9, 2012.

Item 6.	Selected Consolidated Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the five years ended December 31, 2011, except Assets Under Management, is derived from our consolidated financial statements as audited by Grant Thornton LLP, independent registered public accounting firm as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and should be read in conjunction with those statements. The information set forth below should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Year ended December 31, (in thousands, except per share amounts)
	2011	2010	2009	2008	2007
Consolidated Statements of Income Data:
Total revenues	$68,909	$55,313	$42,553	$46,456	$36,292
Total expenses	45,800	37,592	30,235	29,921	24,085
Income before income taxes	23,109	17,721	12,318	16,535	12,207
Provision for income taxes	8,423	6,441	4,423	5,992	4,263
Net income	14,686	11,280	7,895	10,543	7,944
Earnings per share – basic	$2.11	$1.62	$1.10	$1.53	$1.19
Earnings per share – diluted	$2.04	$1.58	$1.09	$1.52	$1.18

Cash dividends declared per common share	$1.42	$1.65	$1.23	$1.20	$1.15

	As of December 31, (in thousands)
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and investments	$60,132	$45,044	$45,125	$31,650	$26,704
Total assets	90,597	72,628	59,886	50,847	39,024
Stockholders’ equity	70,757	60,677	47,218	38,794	29,346

Assets Under Management (in millions)	$13,079	$12,477	$10,174	$7,185	$7,853

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with “Selected Consolidated Financial Data” included in this Report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this Report.

Forward-Looking Statements

Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, our financial condition, and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:

•	our ability to identify and market services that appeal to our customers;

•	the significant concentration of our revenues in four of our customers;

•	our relationships with investment consulting firms;

•	our relationships with current and potential customers;

•	our ability to retain qualified personnel;

•	our ability to develop and market new investment strategies successfully;

•	our ability to maintain our fee structure in light of competitive fee pressures;

•	competition in the marketplace;

•	downturns in financial markets;

•	new legislation adversely affecting the financial services industries;

•	interest rates;

•	changes in our effective tax rate;

•	our ability to maintain an effective system of internal controls; and

•	other risks as detailed from time to time in our SEC reports.

Additional factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed under the section entitled “Risk Factors” and elsewhere in this Report. The forward-looking statements are based only on currently available information and speak only as of the date of this Report. We are not obligated and do not undertake an obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Report or to reflect the occurrence of unanticipated events or otherwise.

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, the Westwood FundsTM, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management and at December 31, 2011 Westwood Management and Westwood Trust collectively managed assets valued at approximately $13.1 billion. We have been providing investment advisory services since 1983 and, according to recognized industry sources including Morningstar, Inc., our principal investment strategies have consistently ranked above median performance within their peer groups when measured over multi-year periods.

With respect to the bulk of our client assets under management, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity, strengthening balance sheets and well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our Founder, Susan M. Byrne, has over forty years of investment experience. Our investment team has average investment experience of fifteen years while one third of our team has worked together at Westwood for over ten years.

We have focused on building a foundation in terms of personnel and infrastructure to support a potentially much larger business. We have also developed investment strategies that we believe will be desirable within our target institutional, private wealth and mutual fund markets. The cost of developing new products and the organization as a whole has resulted in our incurring expenses that, in some cases, do not currently have significant offsetting revenues. We believe that the appropriate foundation and products are now in place and believe that investors will recognize the value in these products, thereby generating new revenue streams for Westwood.

2011 Highlights

The following items are highlights for the year ended December 31, 2011:

•

Assets under management as of December 31, 2011 were $13.1 billion, a 5% increase compared to December 31, 2010; average assets under management for 2011 were $12.9 billion, a 20% increase compared to 2010.

•	Net asset inflows were $665 million, including net inflows to the Westwood FundsTM of $309 million, for an organic growth rate of 32%.

•	As of December 31, 2011, over 90% of our investment strategies have outperformed their respective benchmarks since inception.

•	With the addition of three funds in 2011, our Westwood FundsTM family of mutual funds now includes eight funds and ended the year with $1.3 billion in assets under management.

•

Our Income Opportunity strategy, with its focus on current income and lower volatility, experienced tremendous client inflows in the turbulent market of 2011, more than doubling its assets to over $900 million.

•	Our SMidCap Plus+ strategy exceeded $500 million in assets in its first full year of operation.

•	We completed the first year of operation of our Westwood Trust Omaha office, which was added via the acquisition of McCarthy Group Advisors, LLC in November 2010.

•	Total revenue was a record $68.9 million, a 25% increase over the prior year

•	Net income was a record $14.7 million, a 30% increase over the prior year

•	In October 2011, the Board approved an increase in our quarterly dividend to $0.37 per share, or an annual rate of $1.48, resulting in a dividend yield of 4.0% at the year-end stock price of $36.55.

•	We repurchased 90,540 shares of our common stock during the year and have approximately $6.9 million remaining under a stock repurchase program authorized by our Board of Directors in August 2011.

•	Our financial position remains strong with liquid cash and investments of $57.1 million as of December 31, 2011 (excludes shares of Teton Advisors, Inc.).

Revenues

We derive revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management, which manages client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Westwood Management’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the previous quarter, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management recognizes revenues as services are rendered. A limited number of our clients have agreed to contractual performance-based fees, which generate additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement periods. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, revenue related to those clients is fully recognized within the quarter. Consequently, there is not a significant amount of deferred revenue contained in our financial statements.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Most trust fees are paid quarterly in advance and are recognized as services are rendered. Since billing periods for the majority of Westwood Trust’s advance paying clients coincide with the calendar quarter to which payment relates, revenue is fully recognized within the quarter and consequently there is not a significant amount of deferred revenue contained in our financial statements.

Our other revenues generally consist of interest and investment income. Although we invest most of our cash in U.S. Treasury securities, we also invest in equity and fixed income instruments and money market funds.

Assets Under Management

Assets under management increased $602 million, or 5%, to $13.1 billion at December 31, 2011 compared to $12.5 billion at December 31, 2010. Quarterly average assets under management increased $2.2 billion, or 20%, to $12.9 billion for 2011 compared with $10.7 billion for 2010.

Assets under management increased $2.3 billion, or 23%, to $12.5 billion at December 31, 2010 compared to $10.2 billion at December 31, 2009. Quarterly average assets under management increased $2.3 billion, or 27%, to $10.7 billion for 2010 compared with $8.5 billion for 2009.

The following table sets forth our assets under management as of December 31, 2011, 2010 and 2009:

	As of December 31, (in millions)			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Institutional	$8,735	$8,359	$7,599	4%	10%
Private Wealth	3,051	3,148	2,009	(3)	57
Mutual Funds	1,293	970	566	33	71

Total Assets Under Management	$13,079	$12,477	$10,174	5%	23%

Our assets under management disclosure reflects management’s view of our three main lines of business: institutional, private wealth and mutual funds.

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

•	Mutual Funds include the Westwood FundsTM, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

	Twelve Months Ended December 31, 2011 (in millions)
	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$8,359	$3,148	$970	$12,477
Client flows:
Inflows/new accounts	1,566	308	563	2,437
Outflows/closed accounts	(1,133)	(385)	(254)	(1,772)

Net inflows/(outflows)	433	(77)	309	665
Market appreciation/(depreciation)	(57)	(20)	14	(63)
Net change	376	(97)	323	602

End of period assets	$8,735	$3,051	$1,293	$13,079

The increase in assets under management for the twelve months ended December 31, 2011 was primarily due to new inflows of $2.4 billion, partially offset by outflows of $1.8 billion and market depreciation of $63 million. Inflows were driven primarily by additional inflows into institutional separate accounts, subadvisory mandates and the Westwood FundsTM. Outflows were primarily related to outflows and some account closings by institutional separate account clients and subadvisory mandates and outflows from the Westwood FundsTM.

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

The increase in assets under management for the twelve months ended December 31, 2010 was primarily due to market appreciation of $1.6 billion, the acquisition of $1.1 billion of assets in the McCarthy transaction and new inflows of $1.4 billion, partially offset by outflows of $1.9 billion. Inflows were driven primarily by additional inflows into the Westwood FundsTM, institutional separate accounts and subadvisory mandates. Outflows were primarily related to rebalancing and some account closings by institutional separate account clients and outflows from subadvisory mandates and the Westwood FundsTM.

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

The increase in assets under management for the twelve months ended December 31, 2009 was primarily due to new inflows of $2.1 billion and market appreciation of $1.7 billion, partially offset by outflows of $947 million. Inflows were driven primarily by new institutional separate accounts and subadvisory mandates, additional inflows into the Westwood FundsTM, institutional separate accounts and subadvisory mandates, new private wealth accounts and inflows into existing private wealth accounts. Outflows were primarily related to rebalancing and some account closings by institutional separate account clients and outflows from subadvisory mandates and the Westwood FundsTM.

Results of Operations

The following table and discussion of our results of operations is based upon data derived from our consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this Report.

	Years ended December 31, (in thousands)			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues
Advisory fees
Asset-based	$54,246	$42,153	$31,794	29%	33%
Performance-based	991	—	—	—	—
Trust fees	13,453	12,051	10,304	12	17
Other revenues	219	1,109	455	(80)	144

Total revenues	68,909	55,313	42,553	25	30

Expenses
Employee compensation and benefits	35,081	29,001	23,730	21	22
Sales and marketing	994	823	576	21	43
Westwood mutual funds	790	662	600	19	10
Information technology	2,054	1,351	1,221	52	11
Professional services	2,981	2,941	1,531	1	92
General and administrative	3,900	2,814	2,577	39	9

Total expenses	45,800	37,592	30,235	22	24

Income before income taxes	23,109	17,721	12,318	30	44
Provision for income taxes	8,423	6,441	4,423	31	46

Net income	$14,686	$11,280	$7,895	30%	43%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total Revenue. In 2011 our total revenues increased by 25% to $68.9 million compared with $55.3 million in 2010. Asset-based advisory fees increased by 29% to $54.2 million in 2011 from $42.2 million in 2010 due to higher average assets under management primarily due to assets acquired in the McCarthy transaction in November 2010 as well as net inflows of assets. We earned a performance-based advisory fee of $1.0 million in 2011 compared to no performance-based fees in 2010. Trust fees increased by 12% to $13.5 million in 2011 from $12.1 million in 2010 due to higher average assets under management primarily due to net inflows of assets. Other revenues, which generally consist of interest and investment income, decreased by 80% to $219,000 in 2011 compared with $1.1 million in 2010 primarily due to a $1.0 million decrease in unrealized gains, partially offset by a $124,000 increase in net realized gains.

Employee Compensation and Benefits. Employee compensation and benefits, which generally consist of salaries, incentive compensation, equity-based compensation expense and benefits, increased by 21% to $35.1 million compared with $29.0 million in 2010. This increase was primarily due to increases of $3.1 million in incentive compensation due to increased pre-tax income, $1.6 million in salary expense primarily due to a full year of salary expense for our Omaha office in 2011 as well as additional hires in the Dallas office and $700,000 in restricted stock expense due to a higher number of shares granted in February 2011 and at a higher market price than previous grants. We had 80 full-time employees as of December 31, 2011 compared to 77 at December 31, 2010.

Sales and Marketing. Sales and marketing costs consist of expenses associated with our marketing efforts, including travel and entertainment, direct marketing, and advertising costs. Sales and marketing costs increased by 21% to $994,000 in 2011 compared with $823,000 in 2010. The increase is primarily due to referral fees on acquired assets and increased direct marketing expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses generally consist of costs associated with our marketing, distribution, administration and acquisition efforts related to the Westwood FundsTM. Westwood Mutual Funds expenses increased 19% to $790,000 in 2011 compared with $662,000 in 2010 primarily due to an increase of $358,000 in shareholder servicing fees due to higher fund assets partially offset by decreases in adjusting deferred acquisition liabilities to fair value from a 2009 fund acquisition and in professional fees related to reorganization of the McCarthy Multi-Cap Stock Fund into the Westwood Dividend Growth Fund.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology expense increased by 52% to $2.1 million in 2011 compared with $1.4 million in 2010 primarily due to an increase of $478,000 in software maintenance and licenses primarily for upgraded client portfolio accounting and performance reporting systems and an increase of $146,000 in research tools.

Professional Services. Professional services expenses generally consist of audit, external subadvisor expense, legal and other professional fees. Professional services expenses increased by 1% to $3.0 million in 2011 compared with $2.9 million in 2010. The increase is primarily due to a $176,000 increase in audit fees related to additional audits required for investment vehicles that hold client assets and a $176,000 increase in advisory fees paid to external subadvisors due to growth in subadvised common trust funds sponsored by Westwood Trust. Partially offsetting these increases were a decrease of $187,000 in legal fees primarily related to the McCarthy acquisition completed in 2010 and other legal fees and a decrease of $159,000 in other professional fees related to the McCarthy acquisition and other growth initiatives undertaken in 2010.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, insurance, amortization of intangible assets, office supplies, custody expense, investor relations, charitable contributions and other miscellaneous expenses. General and administrative expenses increased by 39% to $3.9 million in 2011 compared with $2.8 million in 2010 primarily due to increases of $343,000 in amortization of intangible assets acquired in 2010 and $276,000 in rent expense related to a full year of lease expense for our Omaha office and a new lease for our Dallas corporate office and $136,000 in directors fees related to a new director fee structure. Partially offsetting these increases were decreases in custody and depreciation expenses.

Provision for Income Taxes. Provision for income taxes increased by 31% to $8.4 million in 2011 compared with $6.4 million in 2010 primarily due to higher income before taxes.

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

Employee Compensation and Benefits. Employee compensation and benefits increased by 22% to $29.0 million compared with $23.7 million in 2009. This increase was primarily due to increases of $2.6 million in incentive compensation due to increased pre-tax income, $926,000 in performance-based restricted stock expense from an award granted in April 2010 that included additional shares granted at a higher market price compared to prior grants, $778,000 in additional salary expense due to salary increases for certain employees and increased headcount, $677,000 in restricted stock expense from awards granted in February 2010 at a higher market price than previous grants We had 77 full-time employees as of December 31, 2010 compared to 64 at December 31, 2009.

Sales and Marketing. Sales and marketing costs increased by 43% to $823,000 in 2010 compared with $576,000 in 2009. The increase was primarily the result of increased travel related to European marketing tours with subadvisory partner Pictet & Cie and increased direct marketing expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses increased 10% to $662,000 in 2010 compared with $600,000 in 2009. This increase was primarily due to an increase of $133,000 in expense related to recording to fair value the deferred acquisition liability from a fund acquisition we made in 2009 and an increase of $86,000 in shareholder servicing fees due to higher fund assets. Partially offsetting these increases was a net decrease in professional and legal fees due to the acquisition of the Philadelphia Fund and its reorganization into the Westwood LargeCap Value Fund in 2009. In 2010 we incurred costs related to the reorganization of the McCarthy Multi-Cap Stock Fund, which was acquired in November 2010, into the Westwood Dividend Growth Fund.

Information Technology. Information technology expense increased by 11% to $1.4 million in 2010 compared with $1.2 million in 2009. The increase is primarily due to increases of $94,000 in software maintenance and licenses and $37,000 for research tools.

Professional Services. Professional services expense increased by 92% to $2.9 million in 2010 compared with $1.5 million in 2009 primarily due to an increase of $759,000 in legal and other professional fees related to the McCarthy acquisition and other growth initiatives undertaken in 2010 and a $600,000 increase in advisory fees paid to external subadvisors for common trust funds sponsored by Westwood Trust that were temporarily invested in passive index funds in 2009.

General and Administrative. General and administrative expenses increased by 9% to $2.8 million in 2010 compared with $2.6 million in 2009 primarily due to an increase of $142,000 in amortization of intangible assets acquired in acquisitions made in 2009 and 2010.

Provision for Income Taxes. Provision for income taxes increased by 46% to $6.4 million in 2010 compared with $4.4 million in 2009 primarily due to higher income before taxes. The increase in the effective tax rate from 35.9% in 2009 to 36.3% in 2010 was primarily due to more taxable income in the higher federal income tax bracket.

Supplemental Financial Information

As supplemental information, we are providing non-generally accepted accounting principles (“non-GAAP”) performance measures that we refer to as Economic Earnings and Economic Expenses. We provide these measures in addition to, but not as a substitute for, net income and total expenses, which are reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Management and the Board of Directors review Economic Earnings and Economic Expenses to evaluate ongoing performance, allocate resources and review dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income and total expenses, are useful for both management and investors to evaluate our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without considering financial information prepared in accordance with GAAP.

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

For the year ended December 31, 2011, our Economic Earnings increased by 22% to $25.3 million compared with $20.8 million for the year ended December 31, 2010, primarily due to a 25% increase in total revenues.

The following table provides a reconciliation of net income to Economic Earnings and total expenses to Economic Expenses for the years presented:

				% Change
(in thousands)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net Income	$14,686	$11,280	$7,895	30%	43%
Add: Restricted stock expense	9,969	9,269	7,666	8	21
Add: Intangible amortization	498	155	13	222	1,092
Add: Tax benefit from goodwill amortization	189	59	5	222	1,080

Economic Earnings	$25,342	$20,763	$15,579	22	33

Total expenses	$45,800	$37,592	$30,235	22	24
Less: Restricted stock expense	(9,969)	(9,269)	(7,666)	8	21
Less: Intangible amortization	(498)	(155)	(13)	222	1,092

Economic Expenses	$35,333	$28,168	$22,556	25%	25%

Liquidity and Capital Resources

	As of December 31
(in thousands)	2011	2010	2009
Balance Sheet Data:
Assets:
Cash and cash equivalents	$5,264	$1,744	$2,879
Accounts Receivable	7,707	7,348	6,406

Total liquid assets	12,971	9,092	9,285
Investments	$54,868	$43,300	$42,246

	For the years ended December 31
	2011	2010	2009
Cash Flow Data:
Operating cash flows	$18,548	$18,277	$10,606
Investing cash flows	(2,244)	(5,662)	(1,724)
Financing cash flows	(12,784)	(13,750)	(9,501)

Historically we have funded our operations and cash requirements with cash generated from operating activities. As of December 31, 2011, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2011, cash flow provided by operating activities, principally our investment advisory business, was $18.5 million compared to cash provided by operations of $18.3 million during 2010 and $10.6 million during 2009. The increase of $271,000 was primarily due to increased net income and an increase in accounts and compensation payables, partially offset by increased net purchases of U.S. Treasury Bills. The increase of $8.4 million from 2009 to 2010 was primarily due to increased net income, reduced net purchases of U.S. Treasury Bills and an increase in accounts and compensation payables, partially offset by higher accounts receivable.

Cash flow used in investing activities during 2011 of $2.2 million primarily reflected the purchase of property and equipment and cash paid to acquire businesses. Cash flow used in investing activities during 2010 was $5.7 million and was primarily related to cash paid to acquire businesses. Cash flow used in investing activities during 2009 of $1.7 million was primarily related to net sales of available-for-sale investments and cash paid to acquire a business.

Cash used in financing activities of $12.8 million, $13.8 million and $9.5 million during 2011, 2010 and 2009, respectively, primarily related to payment of cash dividends and purchase of treasury stock, partially offset by excess tax benefits related to vested restricted shares and proceeds from the issuance of stock upon option exercises.

We held cash and investments of $60.1 million and $45.0 million at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011 and 2010, working capital aggregated $54.9 million and $44.1 million respectively. As required by the Texas Finance Code, Westwood Trust maintains current assets in an amount equal to the required minimum restricted capital of $1.0 million, which is included in Investments in the accompanying consolidated balance sheets. We had no liabilities for borrowed money at December 31, 2011 or December 31, 2010, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described in this Form 10-K. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. A failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$9,189	$1,023	$1,977	$1,752	$4,437

Accounting Developments

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the presentation of comprehensive income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance early in the financial statements presented in this Form 10-K however it did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued new guidance regarding testing of goodwill for impairment, which allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This optional qualitative assessment is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is allowed provided the entity has not yet performed its 2011 impairment test or issued its financial statements. This guidance will not have a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent losses and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we often must make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our consolidated financial statements make accounting policies critical. Historically, actual results have not differed materially from estimates.

Goodwill

During the third quarters of 2011, 2010 and 2009, we completed our annual impairment assessment as required by ASC 350 “Goodwill and Other Intangible Assets”. No impairment losses were required. We perform our annual impairment assessment as of July 1 and would reassess if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach. We reevaluated our assessment at the end of 2011 and determined that no events occurred in the last half of 2011 that would indicate that these assets should be retested for impairment.

Intangible Assets

Our intangible assets represent the acquisition date fair value of the intangible assets acquired and are reflected net of amortization. The values of these assets are comprised mostly of customer lists but also include valuations of trade names and non-compete agreements. In valuing these assets, we made significant estimates regarding the useful life, growth rates and potential attrition of the assets acquired. We periodically review our intangible assets for events or circumstances that would indicate impairment and we would record an impairment to remove the excess if their carrying value exceeded fair value.

Restricted Stock

We have granted restricted stock to employees and non-employee directors. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. The estimate of shares that will not vest due to forfeitures is based on our historical forfeiture rate and our expectation of potential forfeitures, which is dependent upon our judgment. If actual experience differs significantly from these estimates, stock based compensation expense and our results of operations could be materially affected. If forfeitures of restricted stock do not occur or are significantly less than our estimation, we would record as much as $209,000 of additional compensation costs over the next two years.

Accounting for Income Taxes

Our provision for income taxes reflects the statutory tax obligations of the jurisdictions in which we operate. Significant judgment and complex calculations are used when determining our tax liability and in evaluating our tax positions. We adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. Changes in tax laws may result in changes to our tax position and effective tax rates. We classify any interest or penalties related to income taxes as a component of income tax expense.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement and tax bases of our assets and liabilities as measured at enacted income tax rates. Our deferred taxes relate principally to stock-based compensation expense, which is deductible for tax purposes at the time restricted stock vests and stock options are exercised.

Revenue Recognition

Investment advisory and trust fees are recognized in the period the services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. Performance-based fees are due if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period when the fees have been fully earned.

Accounting for Investments

We have designated our investments, other than shares of Teton Advisors, Inc. (“Teton shares”), as “trading” securities, which are recorded at market value with related unrealized gains and losses reflected in “Other revenues” in our consolidated statements of income. Our “trading” securities, primarily U.S. Government and Government agency obligations, money market holdings and mutual fund and common trust fund shares, are valued based upon quoted market prices and, with respect to funds, reported net asset values of shares held. We have designated our investments in the Teton shares as “available for sale.” The Teton shares are carried at quoted market value with a 25% discount for lack of marketability. Unrealized gains and losses on the Teton shares are recorded through other comprehensive income. Dividends and interest on all of our investments are accrued as earned.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We invest our corporate capital in various financial instruments such as United States treasury bills, equity mutual funds and United States government agency obligations, which entail certain inherent market risks. We do not currently participate in any hedging activities, nor do we currently utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that involve market risks.

Interest Rates and Securities Markets

Our cash equivalents and other investment instruments are exposed to financial market risk due to fluctuations in interest rates, which may affect interest income. We do not expect interest income to be significantly affected by sudden changes in market interest rates.

The value of assets under management is affected by changes in interest rates and fluctuations in securities markets. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of assets under management, our revenues may be adversely affected by changing interest rates or a decline in the prices of securities generally.

Item 8.	Financial Statements and Supplementary Data.

The independent registered public accounting firm’s reports and financial statements listed in the accompanying index are included in Item 15 of this Report. See “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Please refer to Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting on page F-4 of this Report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report can be found on page F-3.

For the fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company.

The information required by this item is or will be set forth in the definitive proxy statement relating to the 2012 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Dated: February 28, 2012

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
Raymond E. Wooldridge

INDEX TO FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements of Westwood Holdings Group, Inc.

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP on the financial statements of Westwood Holdings Group, Inc. as of December 31, 2011 and 2010 and each of the three years in the period ended December 31, 2011

F-2

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP – audit of the effectiveness of internal control over financial reporting	F-3

Report of Westwood Holdings Group, Inc.’s management assessment of internal control over financial reporting	F-4

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-5

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Westwood Holdings Group, Inc.

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Dallas, Texas

February 28, 2012

Report of Independent Registered Public Accounting Firm

We have audited Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the year then ended, and our report dated February 23, 2012 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas

February 28, 2012

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

The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, Westwood’s internal control over financial reporting is effective based on those criteria.

Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page F-3.

By:	/s/ BRIAN O. CASEY
Brian O. Casey, President & Chief Executive Officer

/s/ WILLIAM R. HARDCASTLE, JR.
William R. Hardcastle, Jr., Chief Financial Officer

February 28, 2012

Dallas, Texas

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(in thousands, except par values and share amounts)

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$5,264	$1,744
Accounts receivable	7,707	7,348
Investments, at fair value	54,868	43,300
Deferred income taxes	3,142	2,757
Other current assets	1,501	733

Total current assets	72,482	55,882
Goodwill	11,255	11,281
Intangible assets, net	4,621	5,119
Property and equipment, net of accumulated depreciation of $1,647 and $1,542	2,239	346

Total assets	$90,597	$72,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,674	$1,290
Dividends payable	3,074	—
Compensation and benefits payable	12,677	9,369
Income taxes payable	85	173
Deferred acquisition liability	—	899
Other current liabilities	13	13

Total current liabilities	17,523	11,744
Deferred income taxes	969	117
Deferred rent	1,348	90

Total long-term liabilities	2,317	207

Total liabilities	19,840	11,951

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,105,018 and outstanding 7,707,189 shares at December 31, 2011; issued 7,874,873 and outstanding 7,645,678 shares at December 31, 2010	81	79
Additional paid-in capital	76,969	65,639
Treasury stock, at cost – 397,829 shares at December 31, 2011; 229,195 shares at December 31, 2010	(14,706)	(8,749)
Accumulated other comprehensive income	1,940	926
Retained earnings	6,473	2,782

Total stockholders’ equity	70,757	60,677

Total liabilities and stockholders’ equity	$90,597	$72,628

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share data)

	2011	2010	2009
REVENUES:
Advisory fees
Asset-based	$54,246	$42,153	$31,794
Performance-based	991	—	—
Trust fees	13,453	12,051	10,304
Other revenues, net	219	1,109	455

Total revenues	68,909	55,313	42,553

EXPENSES:
Employee compensation and benefits	35,081	29,001	23,730
Sales and marketing	994	823	576
Westwood mutual funds	790	662	600
Information technology	2,054	1,351	1,221
Professional services	2,981	2,941	1,531
General and administrative	3,900	2,814	2,577

Total expenses	45,800	37,592	30,235

Income before income taxes	23,109	17,721	12,318
Provision for income taxes	8,423	6,441	4,423

Net income	14,686	$11,280	$7,895

Other comprehensive income – unrealized gain (loss) on investment securities, net of income taxes of $560, $(341) and $800, respectively	1,014	(633)	1,559

Total comprehensive income	$15,700	$10,647	$9,454

Earnings per share:
Basic	$2.11	$1.62	$1.10
Diluted	$2.04	$1.58	$1.09

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2009	6,958,238	$71	$37,458	$(3,500)	$—	$4,765	$38,794
Net income						7,895	7,895
Other comprehensive income – unrealized gain on investment securities					1,559		1,559
Issuance of restricted stock	233,150	2	(2)				—
Issuance of stock for business combination	20,435	—	752				752
Amortization of stock compensation			7,666				7,666
Tax benefit related to equity compensation			1,834				1,834
Dividends declared ($1.23 per share)						(8,789)	(8,789)
Stock options exercised	2,500	—	33				33
Purchases of treasury stock	(62,851)			(2,526)			(2,526)

BALANCE, December 31, 2009	7,151,472	$73	$47,741	$(6,026)	$1,559	$3,871	$47,218
Net income						11,280	11,280
Other comprehensive income – unrealized loss on investment securities					(633)		(633)
Issuance of restricted stock	368,100	4	(4)				—
Issuance of stock for business combination	181,461	2	6,932				6,934
Amortization of stock compensation			9,269				9,269
Tax benefit related to equity compensation			1,488				1,488
Dividends declared ($1.65 per share)						(12,369)	(12,369)
Stock options exercised	16,500	—	213				213
Purchases of treasury stock	(71,855)			(2,723)			(2,723)

BALANCE, December 31, 2010	7,645,678	$79	$65,639	$(8,749)	$926	$2,782	$60,677
Net income						14,686	14,686
Other comprehensive income – unrealized gain on investment securities					1,014		1,014
Issuance of restricted stock	207,995	2	(2)
Amortization of stock compensation			9,969				9,969
Tax benefit related to equity compensation			1,077				1,077
Dividends declared ($1.42 per share)						(10,995)	(10,995)
Stock options exercised	22,150		286				286
Purchases of treasury stock	(168,634)			(5,957)			(5,957)

BALANCE, December 31, 2011	7,707,189	$81	76,969	(14,706)	1,940	6,473	70,757

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,686	$11,280	$7,895
Adjustments to reconcile net income to net cash provided by operating activities, net of business combinations:
Depreciation	264	274	241
Amortization of intangible assets	498	155	13
Fair value adjustment of deferred acquisition liabilities	(31)	156	23
Unrealized losses (gains) on investments	291	(694)	(588)
Loss on disposal of property	20	—	—
Restricted stock amortization	9,969	9,269	7,666
Deferred income taxes	(93)	(350)	(73)
Excess tax benefits from stock based compensation	(805)	(1,026)	(1,518)
Net purchases of investments – trading securities	(10,285)	(714)	(9,721)
Changes in operating assets and liabilities:
Accounts receivable	(359)	(572)	6,232
Other current assets	(755)	(18)	76
Accounts payable and accrued liabilities	381	(2,167)	(101)
Compensation and benefits payable	3,308	2,343	(779)
Income taxes payable and prepaid taxes	989	838	1,298
Other liabilities	470	(497)	(58)

Net cash provided by operating activities	18,548	18,277	10,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of money market funds – available for sale	—	(39,877)	(64,984)
Sales of money market funds – available for sale	—	39,257	63,597
Cash paid for business combination, net of cash acquired	(816)	(4,993)	(251)
Purchases of property and equipment	(1,431)	(49)	(86)
Sale of property and equipment	3	—	—

Net cash used in investing activities	(2,244)	(5,662)	(1,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(5,957)	(2,723)	(2,526)
Excess tax benefits from stock based compensation	805	1,026	1,518
Proceeds from exercise of stock options	286	213	33
Cash dividends	(7,918)	(12,266)	(8,526)

Net cash used in financing activities	(12,784)	(13,750)	(9,501)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,520	(1,135)	(619)
Cash and cash equivalents, beginning of year	1,744	2,879	3,498

Cash and cash equivalents, end of year	$5,264	$1,744	$2,879

Supplemental cash flow information:
Cash paid during the year for income taxes	$7,502	$5,937	$3,199

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011, 2010 and 2009

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of December 31, 2011, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of annual financial information as prescribed by the Securities and Exchange Commission (“SEC”). Operating results for the periods in these financial statements are not necessarily indicative of the results for any future period. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Westwood and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. A limited number of our clients have contractual performance-based fee arrangements, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since billing periods for most of our advance paying clients coincide with the calendar quarter to which payment relates, revenue is fully recognized within the quarter. Consequently there is not a significant amount of deferred revenue contained in our financial statements. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of interest and investment income. These revenues are recognized as earned or as the services are performed.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entities

A variable interest entity (“VIE”) is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb expected losses or receive expected residual returns of the entity.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 10.5 years), and depreciation on leasehold improvements is provided over the lease term using the straight-line method. We capitalize leasehold improvements, furniture and fixtures, computer hardware and most office equipment purchases. The following table reflects information about our property and equipment as of December 31, 2011 and 2010.

	2011	2010
Leasehold improvements cost	$1,410	$411
Leasehold improvements – accumulated depreciation	(352)	(329)
Furniture and fixtures cost	1,364	792
Furniture and fixtures – accumulated depreciation	(744)	(693)
Computer hardware and office equipment cost	1,112	696
Computer hardware and office equipment – accumulated depreciation	(551)	(531)

Net property and equipment	$2,239	$346

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested annually for impairment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the third quarters of 2011, 2010 and 2009, we completed annual goodwill impairment assessments. No impairment losses were required. We perform our annual impairment assessment as of July 1 and would reassess if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our business units in connection with goodwill using a market multiple approach. We reevaluated our assessment at the end of 2011 and determined that no events occurred in the last half of 2011 that indicated that these assets should be retested for impairment.

Our intangible assets represent fair value as of the acquisition date of the acquired customer accounts, mutual fund assets, trade names and non-compete agreements and are reflected net of amortization. In valuing these assets, we made significant estimates regarding the useful life, growth rates and potential attrition of the assets acquired. We periodically review our intangible assets for events or circumstances that would indicate impairment. If the carrying value of these assets exceeded the fair value, we would record an impairment to remove the excess. For a further discussion of our goodwill and intangible assets, please see “Note 6. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS” of these financial statements.

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

We do not have uncertain tax positions for any of the years presented. If an uncertain tax position should arise, we would report a liability for an unrecognized tax benefit from an uncertain tax position taken or expected to be taken on a tax return. We include penalties and interest on income-based taxes in the “Provision for income taxes” line on our income statement.

Accounting Developments

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the presentation of comprehensive income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance early in these financial statements and it did not have a material effect on our consolidated financial statements.

Stock Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) No. 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost recorded for these awards is based on their grant-date fair value as required by ASC 718.

We have issued restricted stock and stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We valued stock options issued based upon the Black-Scholes option-pricing model and recognized this value as an expense over the periods in which the options vested. Implementation of the Black-Scholes option-pricing model required us to make certain assumptions, including expected volatility, the risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. ACCOUNTS RECEIVABLE:

Our trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the years ended December 31, 2011, 2010 and 2009. The majority of our accounts receivable balances consists of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectable.

Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. There were no amounts due from these accounts as of December 31, 2011 and 2010. For the years 2011, 2010 and 2009, we recorded trust fees from these accounts of $429,000, $442,000 and $382,000, respectively.

4. INVESTMENTS:

Investment balances are presented in the table below (in thousands). All of these investments are carried at fair value. Our investment in Teton shares are accounted for as available for sale securities. All other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011:
U.S. Government and Government agency obligations	$35,499	$8	$—	$35,507
Money Market Funds	11,458	—	—	11,458
Equity – available for sale	—	2,999	—	2,999
Equity Funds – trading	3,161	248	(9)	3,400
Fixed Income Funds – trading	1,503	1	—	1,504

Marketable securities	$51,621	$3,256	$(9)	$54,868

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010:
U.S. Government and Government agency obligations	$32,774	$11	$—	$32,785
Money Market Funds	3,795	—	—	3,795
Equity – available for sale	—	1,425	—	1,425
Equity Funds – trading	4,767	533	(5)	5,295

Marketable securities	$41,336	$1,969	$(5)	$43,300

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following amounts, except for income tax amounts, are included in our income statement under the heading “Other revenues” for the years indicated (in thousands):

	2011	2010	2009
Realized gains	$407	$104	$10
Realized losses	(182)	(3)	(505)

Net realized gains/(losses)	225	101	(495)

Income tax expense/(benefit) from gains/(losses)	82	37	(173)
Interest income—trading	61	104	171
Interest income—available-for -sale	—	—	1
Dividend income	221	189	187
Unrealized gains/(losses)	(291)	694	588

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

We determined the estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 4 and 5 are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as of accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood FundsTM mutual funds and Westwood Trust common trust fund shares, equals fair value based on prices quoted in active markets and, with respect to funds, the reported net asset value of the shares held. Market values of our money market holdings generally do not fluctuate. The fair value of the Teton shares, which is designated as an “available for sale” security, is equal to the closing market price as of December 31, 2011 of $19.99 per share less a 25% discount for lack of marketability.

Effective January 1, 2008, we adopted the provisions of ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Investments in securities:
Trading	$50,592	$1,277	$—	$51,869
Available-for-sale	—	—	2,999	2,999

Total Financial instruments	$50,592	$1,277	$2,999	$54,868

As of December 31, 2010
Investments in securities:
Trading	$39,277	$2,598	$—	$41,875
Available-for-sale	—	—	1,425	1,425

Total Financial instruments	$39,277	$2,598	$1,425	$43,300

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments categorized as level 2 assets consist of investments in a common trust fund sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) calculated by us as administrator of the funds. The NAV is quoted on a private market that is not active; however, the unit price is based on the market value of the underlying investments that are traded on an active market.

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

	For the years ended
Investments in available-for-sale securities (in thousands)	2011	2010
Beginning balance	$1,425	$2,399
Unrealized gains/(losses) included in Other Comprehensive Income	1,574	(974)

Ending balance	$2,999	$1,425

6. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

On November 18, 2010, we acquired the business and all related assets of McCarthy Group Advisors, L.L.C. (“McCarthy”), a Nebraska limited liability company and registered investment advisor based in Omaha, Nebraska. Subsequent to closing, the McCarthy business was added to our Westwood Management segment. We expect a significant portion of client assets will transition to Westwood Trust products over time. This acquisition was made in order to increase assets in our private wealth and Westwood Trust operating units, increase revenue from the WHG Funds through the reorganization of the McCarthy Multi-Cap Stock Fund into the Westwood Dividend Growth Fund, which was completed in February 2011, and expand the Westwood Trust platform by adding an office of seasoned professionals in a new market. At closing, we paid consideration totaling $12.0 million, comprised of 181,461 shares of Westwood Holdings Group, Inc. common stock and $5.0 million in cash. Related to this acquisition, we recorded goodwill of $7.4 million, intangible assets of $4.2 million and net working capital and property and equipment of $0.4 million, which is detailed by assets and liabilities in a table below. The intangible assets purchased were primarily McCarthy’s customer accounts but also included allocations to trade-name and non-compete agreements, which together comprised approximately 7% of the allocated purchase price. Pro forma results of operations have not been presented because the results of operations for the years ended December 31, 2010, 2009 and 2008, including McCarthy’s operations, would not have been materially different from those reported in our Consolidated Statement of Income.

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

On November 16, 2009, we acquired the business and substantially all the related assets of Baxter Financial Corporation related to its management of the Philadelphia Fund. In connection with this acquisition, the Philadelphia Fund was reorganized into the Westwood LargeCap Value Fund. On November 21, 2011, we paid cash for the final deferred payment in the amount of $867,000.

The goodwill we acquired is not amortized but does provide a tax deduction. The changes in goodwill for the last two years were as follows (in thousands):

	2011	2010
Beginning balance	$11,281	$3,915
Acquired goodwill	(26)	7,366

Ending balance	$11,255	$11,281

Intangible Assets

The following is a summary of intangible assets at December 31, 2011 and 2010 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumu- lated Amortiz- ation	Net Carrying Amount
2011
Client relationships	14.2	$5,005	$(498)	$4,507
Trade names	2.0	256	(153)	103
Non-compete agreements	2.3	26	(15)	11

Total		$5,287	$(666)	$4,621

2010
Client relationships	14.2	$5,005	$(139)	$4,866
Trade names	2.0	256	(27)	229
Non-compete agreements	2.3	26	(2)	24

Total		$5,287	$(168)	$5,119

Amortization expense, which is included in “General and administrative” expense on our Consolidated Statement of Income, was $498,000, $155,000 and $13,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Year ending December 31,	Estimated Amortization Expense
2012	$472
2013	359
2014	359
2015	359
2016	359

7. INCOME TAXES:

Income tax expense for the years ended December 31, 2011, 2010 and 2009 differs from the amount that would otherwise have been calculated by applying the Federal corporate tax rates to income before income taxes. The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands):

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Effective tax rate	36.4%	36.3%	35.9%

Income tax expense at the statutory rate	$8,088	$6,202	$4,311
State margin, franchise and income taxes	353	295	230
Other, net	(18)	(56)	(118)

Total income tax expense	$8,423	$6,441	$4,423

We include penalties and interest on income-based taxes in the “Provision for income taxes” line on our income statement. We recorded penalties and interest of $135, $13,212 and $4,103 in 2011, 2010 and 2009, respectively.

Income taxes as set forth in the consolidated statements of income consisted of the following components (in thousands):

	2011	2010	2009
State – current	$546	$450	$345
State – deferred	(2)	3	4
Federal – current	7,944	6,341	4,151
Federal – deferred	(65)	(353)	(77)

Total income tax expense	$8,423	$6,441	$4,423

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010
Deferred tax assets:
Restricted stock amortization	$3,647	$3,191
Stock option expense	31	74
Incentive compensation	34	119
Contingent liability	—	17
Deferred rent	182	13
Other	9	4

Total deferred tax assets	3,903	3,418

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2011	2010
Deferred tax liabilities:
Depreciation at rates different for tax than for financial reporting	(445)	(43)
Intangibles	(138)	(45)
Unrealized gains on investments	(1,147)	(690)

Total deferred tax liabilities	(1,730)	(778)

Net deferred tax assets	$2,173	$2,640

Net deferred tax assets and liabilities are reflected on our balance sheet as of December 31, 2011 and 2010 as follows (in thousands):

	2011	2010
Net current deferred tax asset	$3,142	$2,757

Non-current deferred tax assets	761	661
Non-current deferred tax liabilities,	(1,730)	(778)

Net non-current deferred tax liabilities reflected on the balance sheet	(969)	(117)

Total net deferred tax assets	$2,173	$2,640

As a result of our history of taxable income and the nature of the items from which deferred tax assets are derived, management believes that it is more likely than not that we will realize the benefit of our deferred tax assets. 2008 through 2010 are open tax years for federal income taxes. 2007 through 2010 are open tax years for Texas franchise taxes. We are not currently under audit by any taxing jurisdiction.

8. REGULATORY CAPITAL REQUIREMENTS:

Westwood Trust is subject to the capital requirements of the Texas Department of Banking and has a minimum capital requirement of $1.0 million. At December 31, 2011, Westwood Trust had total stockholders’ equity of approximately $12.7 million, which is $11.7 million in excess of its minimum capital requirement.

Westwood Trust is limited under applicable Texas law in the payment of dividends to undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its board of directors, Westwood Trust has made quarterly and special dividend payments to us out of its undivided profits.

9. EMPLOYEE BENEFITS:

We have issued stock options and restricted shares to our employees and non-employee directors and offer 401(k) matching and profit sharing contributions to our employees. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans to the Plan) may not exceed 3,398,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At December 31, 2011, approximately 873,000 shares remain available for issuance under the Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	2011	2010	2009
Total stock based compensation expense	$9,969	$9,269	$7,666
Total income tax benefit recognized related to stock-based compensation	3,872	3,497	3,699

Restricted Stock

Under the Plan, we have granted restricted stock to employees and non-employee directors, which are subject to a service condition, and to our Chief Executive Officer, Brian O. Casey, and Chairman, Susan M. Byrne, which are subject to a service condition and performance goals. Until the shares vest, they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As of December 31, 2011, there was approximately $16.4 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.1 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. We withheld 78,094 shares in 2011 for this purpose. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

For the years ended December 31, 2011, 2010 and 2009, we granted restricted stock to employees and non-employee directors. The employees’ shares vest over four years and the directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2011:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2011	551,100	$34.83
Granted	220,220	36.64
Vested	(198,025)	32.39
Forfeited	(12,225)	36.32

Non-vested, December 31, 2011	561,070	36.37

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

Restricted shares subject only to a service condition:	2011	2010	2009
Weighted-average grant date fair value	$36.64	$39.06	$31.15
Fair value of shares vested (in thousands)	$7,380	$7,026	$8,020

Performance-based restricted share grants

Under the Plan, we granted restricted shares to our Chief Executive Officer, Brian O. Casey, and Chairman, Susan M. Byrne, that vest over five and six years, respectively, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. For the year ended December 31, 2011, the officers became vested in the applicable percentage of their restricted shares since Westwood’s adjusted pre-tax income for 2011 was at least $19,330,265, representing a compound annual growth rate of 10% over the adjusted pre-tax income for the year 2006. Each year during the applicable vesting period, the Compensation Committee will establish a specific goal for that year’s vesting of the restricted shares, which is based upon Westwood’s adjusted pre-tax income, as defined. If the performance goal is not met in any year during the vesting period, the Compensation Committee may establish a goal for a subsequent vesting period, which, if achieved or exceeded, may result in full or

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

partial vesting of the shares that did not otherwise become vested in a prior year. In no event, under the current grants, will the maximum number of shares which may become vested over the vesting period exceed 175,000 shares in the case of our Chief Executive Officer or 300,000 shares in the case of our Chairman. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest would be reversed.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2011	190,000	$34.35
Granted	—	—
Vested	(85,000)	27.49
Forfeited	—	—

Non-vested, December 31, 2011	105,000	$39.90

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

Restricted shares subject to a service and performance condition:	2011	2010	2009
Weighted-average grant date fair value	$—	$39.90	$—
Fair value of shares vested (in thousands)	$3,107	$3,397	$2,942

Because the performance goal was met in 2011, the shares are vested in substance but require certification by our Compensation Committee, at which time a share price will be determined for tax purposes. As a result, we estimate that the total fair value of the shares that vested in 2011 was approximately $3,107,000 based on a share price of $36.55, the closing price of our stock as of the last business day of 2011.

Stock Options

Options granted under the Plan have a maximum ten-year term and vest over a period of four years. Options exercised represent newly issued shares. Westwood’s outstanding stock options are all exercisable and have an exercise price of $12.90 and a remaining contractual life of six months. A summary of the status of Westwood’s outstanding stock options as of December 31, 2011, 2010 and 2009 is presented below.

	December 31, 2011		December 31, 2010		December 31, 2009
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	38,400	$12.90	54,900	$12.90	57,400	$12.93
Granted	—	—	—	—	—	—
Exercised	(22,150)	12.90	(16,500)	12.90	(2,500)	12.93
Forfeited	—	—	—	—	—	—

Outstanding and exercisable, end of period	16,250	12.90	38,400	12.90	54,900	12.90

Intrinsic value – outstanding and exercisable	$384,000		$1,039,000		$1,286,000

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table displays information for Westwood stock options exercised for the periods presented (in thousands):

	For the years ended
	2011	2010	2009
Total intrinsic value of options exercised	$542	$425	$63
Cash received from the exercise of stock options	287	213	33

Westwood Holdings Group, Inc. Savings Plan

Westwood has a defined contribution 401(k) and profit sharing plan that was adopted in July 2002 and covers all employees. Discretionary employer profit sharing contributions become fully vested after six years of service by the participant. For the 401(k) portion of the plan, Westwood provided a match of up to 6% of eligible compensation. These 401(k) matching contributions vest immediately.

The following table displays our profit sharing and 401(k) contributions for the periods presented (in thousands):

	For the years ended
	2011	2010	2009
Profit sharing contributions	$582	$477	$372
401(k) matching contributions	707	679	546

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

Under FASB ASC No. 620, Earnings Per Share (“ASC 620”), shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities, which requires allocating a portion of net income to those shares as if they were a separate class of stock, which reduces net income available to common stockholders. Prior to the third quarter 2010, shares of unvested restricted stock contained non-forfeitable rights to dividends and accordingly were participating securities. In the third quarter of 2010, the Plan was modified such that dividends on unvested restricted shares no longer contain non-forfeitable rights to dividends, which removed the requirements to treat such shares as a separate class of stock and to allocate a portion of net income to such shares for the third quarter of 2010 and future periods. There were no anti-dilutive restricted shares or options as of December 31, 2011, 2010 or 2009.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	2011	2010	2009
Net income	$14,686	$11,280	$7,895
Less: Income allocated to participating restricted shares	—	(576)	(938)

Net income available to common stockholders	$14,686	$10,704	$6,957

Weighted average shares outstanding – basic	6,970,382	6,606,281	6,339,791
Dilutive potential shares from unvested restricted shares	204,957	121,110	—
Dilutive contingently issuable shares	17,607	46,610	—
Dilutive potential shares from stock options	15,569	21,350	27,197

Weighted average shares outstanding – diluted	7,208,515	6,795,351	6,366,988

Earnings per share:
Basic	$2.11	$1.62	$1.10
Diluted	$2.04	$1.58	$1.09

11. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood FundsTM, a family of mutual funds. Some clients of Westwood Management acquired in the McCarthy acquisition hold their investments in ten LLCs and one limited partnership that were formed and sponsored by McCarthy. The CTFs, Westwood FundsTM, LLCs and partnership (“Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that may have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

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

We have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these variable interest entities. Our investments in the Westwood FundsTM and the CTFs are accounted for as investments in accordance with our other investments described in “Note. 4 INVESTMENTS”. We recognized fee revenue from the Westwood VIEs of approximately $24.3 million, $16.7 million and $12.1 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively. The following table displays the assets under management, amount of corporate money invested and risk of loss in each vehicle (in millions).

	As of December 31, 2011
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood FundsTM	$1,293	$3.6	$3.6
Common Trust Funds	1,675	1.3	1.3
LLCs	435	—	—
Partnerships	25	—	—

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. COMMITMENTS AND CONTINGENCIES:

We lease our offices under non-cancelable operating lease agreements. Rental expense for facilities and equipment leases for years ended December 31, 2011, 2010 and 2009 aggregated approximately $979,000, $682,000 and $687,000 respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of income.

At December 31, 2011, the future contractual rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2012	$1,023
2013	1,021
2014	956
2015	870
2016	882
Thereafter	4,437

Total payments due	$9,189

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

Westwood Management

Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals and the Westwood FundsTM, as well as investment subadvisory services to mutual funds and clients of Westwood Trust.

Westwood Trust

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals.

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
2011
Net revenues from external sources	$55,450	$13,459	$—	$—	$68,909
Net intersegment revenues	4,624	17	—	(4,641)	—
Net interest and dividend revenue	280	2	—	—	282
Depreciation and amortization	386	376	—	—	762
Income (loss) before income taxes	31,090	1,988	(9,969)	—	23,109
Income tax expense (benefit)	11,112	765	(3,454)	—	8,423
Segment assets	76,444	14,150	3	—	90,597
Segment goodwill	5,219	6,036	—	—	11,255
Expenditures for long-lived assets	1,069	362	—	—	1,431

2010
Net revenues from external sources	$43,253	$12,060	$—	$—	$55,313
Net intersegment revenues	4,183	17	—	(4,200)	—
Net interest and dividend revenue	291	4	—	—	295
Depreciation and amortization	307	122	—	—	429
Income (loss) before income taxes	25,287	1,703	(9,269)	—	17,721
Income tax expense (benefit)	8,931	665	(3,155)	—	6,441
Segment assets	61,014	13,117	(1,503)	—	72,628
Segment goodwill	5,245	6,036	—	—	11,281
Expenditures for long-lived assets	60	77	—	—	137

2009
Net revenues from external sources	$32,243	$10,310	$—	$—	$42,553
Net intersegment revenues	3,476	12	—	(3,488)	—
Net interest and dividend revenue	355	7	—	—	362
Depreciation and amortization	196	58	—	—	254
Income (loss) before income taxes	17,707	2,277	(7,666)	—	12,318
Income tax expense (benefit)	6,160	840	(2,577)	—	4,423
Segment assets	50,687	4,001	5,198	—	59,886
Segment goodwill	3,403	512	—	—	3,915
Expenditures for long-lived assets	62	24	—	—	86

14. CONCENTRATION:

For the years ended December 31, 2011, 2010 and 2009, our four largest clients accounted for 14.3%, 12.2% and 13.1% of our fee revenue, respectively. No single customer accounted for 10% or more of our revenues in any of these years.

	Years ended December 31,
(in thousands)	2011	2010	2009
Advisory fees from Westwood Management’s largest client*:
Asset-based fees	$1,772	$1,764	$1,515
Performance-based fees	991	—	—
Percent of fee revenue	4.0%	3.3%	3.6%

*	This client was not our largest client in 2010 or 2009.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. SUBSEQUENT EVENTS:

On February 2, 2012, we declared a quarterly cash dividend of $0.37 per share on common stock payable on April 2, 2012 to stockholders of record on March 15, 2012.

On February 23, 2012, we issued 200,780 shares of restricted stock to employees at a price of $39.38 per share. The shares are subject to vesting conditions described in “Note. 9 EMPLOYEE BENEFITS” of these financial statements. We also issued 200,000 shares of performance-based restricted stock to certain key employees at a price of $39.38 per share that will vest over a period of five years, provided that annual performance goals established by the Compensation Committee are met.

16. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2011
Revenues	$17,009	$18,859	$16,048	$16,993
Income before income taxes	5,619	5,916	5,297	6,277
Net income	3,549	3,737	3,283	4,117
Basic earnings per common share	0.51	0.53	0.47	0.59
Diluted earnings per common share	0.50	0.52	0.46	0.57

2010
Revenues	$13,216	$13,194	$13,473	$15,430
Income before income taxes	4,553	3,940	4,111	5,117
Net income	2,933	2,493	2,599	3,255
Basic earnings per common share	0.40	0.34	0.39	0.48
Diluted earnings per common share	0.40	0.34	0.38	0.46

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (10)

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (6)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (3)

10.1	Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) (7)+

10.2	Amendment to Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related form of Restricted Stock Agreement) (11)+

10.3	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. (2)

10.4	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto (4)

10.5	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 (5)

10.6	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 (5)

10.7	Eleventh Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of December 9, 2010 (12)

10.8	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 (4)

10.9	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (4)

10.10	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (5)+

10.11	Form of Indemnification Agreement for Westwood Management Corp. (5)+

10.12	Form of Indemnification Agreement for Westwood Trust (5)+

10.13	Executive Employment Agreement between Westwood Holdings Group, Inc. and Susan M. Byrne (8)+

10.14	Executive Employment Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (9)+

10.15	Restricted Stock Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (9)+

10.16	Schedule of Director Compensation (1)

21.1	Subsidiaries (4)

23.1	Consent of Grant Thornton (1)

24.1	Power of Attorney (included on first signature page) (1)

31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

(1)	Filed herewith.
(2)	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.
(3)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.
(4)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.
(5)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 25, 2005.
(7)	Incorporated by reference from Form S-8 filed with the Securities and Exchange Commission on July 1, 2009.
(8)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on July 28, 2006.
(9)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on April 23, 2010.
(10)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on May 7, 2008.

(11)	Incorporated by reference from Form 10-Q filed with the Securities and Exchange Commission on October 21, 2010.
(12)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for fiscal year ended December 31, 2010.
+	Indicates management contract or compensation plan, contract or arrangement.
#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.