Form 10-Q
period 2012-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2012-04-19
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

Shares of common stock, par value $0.01 per share, outstanding as of April 18, 2012: 8,018,516.

WESTWOOD HOLDINGS GROUP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

(in thousands, except par value and share amounts)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$4,505	$5,264
Accounts receivable	7,808	7,707
Investments, at fair value	47,238	54,868
Deferred income taxes	956	3,142
Prepaid income taxes	937	—
Other current assets	1,889	1,501

Total current assets	63,333	72,482
Goodwill	11,255	11,255
Intangible assets, net	4,499	4,621
Property and equipment, net of accumulated depreciation of $1,586 and $1,647	2,187	2,239

Total assets	$81,274	$90,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,674	$1,674
Dividends payable	3,262	3,074
Compensation and benefits payable	3,536	12,677
Income taxes payable	—	85
Other current liabilities	13	13

Total current liabilities	8,485	17,523
Deferred income taxes	1,210	969
Deferred rent	1,321	1,348

Total long-term liabilities	2,531	2,317

Total liabilities	11,016	19,840

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,502,798 and outstanding 8,018,516 shares at March 31, 2012; issued 8,105,018 and outstanding 7,707,189 shares at December 31, 2011	85	81
Additional paid-in capital	79,473	76,969
Treasury stock, at cost—484,282 shares at March 31, 2012; 397,829 shares at December 31, 2011	(18,109)	(14,706)
Accumulated other comprehensive income, net of deferred taxes	1,505	1,940
Retained earnings	7,304	6,473

Total stockholders’ equity	70,258	70,757

Total liabilities and stockholders’ equity	$81,274	$90,597

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2012	2011
REVENUES:
Advisory fees
Asset-based	$14,090	$13,324
Trust fees	3,471	3,357
Other revenues, net	303	328

Total revenues	17,864	17,009

EXPENSES:
Employee compensation and benefits	8,914	8,655
Sales and marketing	212	198
Westwood mutual funds	209	256
Information technology	596	458
Professional services	879	935
General and administrative	970	888

Total expenses	11,780	11,390

Income before income taxes	6,084	5,619
Provision for income taxes	2,299	2,070

Net income	$3,785	$3,549

Other comprehensive income—unrealized gain (loss) on investment securities, net of income taxes of $(238) and $289, respectively	(435)	536

Total comprehensive income	$3,350	$4,085

Earnings per share:
Basic	$0.53	$0.51
Diluted	$0.52	$0.50

Dividends declared per share	$0.37	$0.35

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(in thousands, except share amounts)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Addi- tional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
BALANCE, January 1, 2012	7,707,189	$81	$76,969	$(14,706)	$1,940	$6,473	$70,757
Net income						3,785	3,785
Other comprehensive income—unrealized loss on investment securities					(435)		(435)
Issuance of restricted stock, net	396,030	4	(4)				—
Dividends declared						(2,954)	(2,954)
Restricted stock amortization			1,865				1,865
Tax benefit related to equity compensation			621				621
Stock options exercised	1,750	—	22				22
Purchase of treasury stock	(86,453)			(3,403)			(3,403)

BALANCE, March 31, 2012	8,018,516	$85	$79,473	$(18,109)	$1,505	$7,304	$70,258

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,785	$3,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81	67
Amortization of intangible assets	122	125
Fair value adjustment of deferred acquisition liabilities	—	42
Unrealized (gains) and losses on trading investments	138	(227)
Restricted stock amortization	1,865	2,383
Loss on disposal of property	1	—
Deferred income taxes	2,666	1,761
Excess tax benefits from stock based compensation	(588)	(548)
Net purchases of investments—trading securities	6,818	5,109
Change in operating assets and liabilities:
Accounts receivable	(101)	(1,351)
Other current assets	(391)	(281)
Accounts payable and accrued liabilities	(7)	17
Compensation and benefits payable	(9,141)	(5,996)
Income taxes payable and prepaid income taxes	(401)	447
Other liabilities	(6)	71

Net cash provided by operating activities	4,841	5,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48)	(233)

Net cash used in investing activities	(48)	(233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(3,403)	(2,597)
Excess tax benefits from stock based compensation	588	548
Cash dividends	(2,759)	1
Proceeds from exercise of stock options	22	20

Net cash used in financing activities	(5,552)	(2,028)

NET (DECREASE) INCREASE IN CASH	(759)	2,907
Cash and cash equivalents, beginning of period	5,264	1,744

Cash and cash equivalents, end of period	$4,505	$4,651

Supplemental cash flow information:
Cash paid during the period for income taxes	$35	$33

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of March 31, 2012, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the periods in these consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘GAAP”) and include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. For a further discussion of our intangible assets, please see “Note 6. INTANGIBLE ASSETS” of these consolidated financial statements.

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

3. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2012 and 2011, respectively. Diluted EPS for these periods is computed based on the weighted average number of shares outstanding plus the effect of dilutive shares of restricted stock and stock options granted to employees and non-employee directors and contingently issuable shares. There were no anti-dilutive restricted shares or options as of March 31, 2012 or 2011.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended March 31,
	2012	2011
Net income	$3,785	$3,549

Weighted average shares outstanding—basic	7,087,778	6,937,128
Dilutive potential shares from unvested restricted shares	172,991	187,917
Dilutive contingently issuable shares	—	23,388
Dilutive potential shares from stock options	7,584	18,144

Weighted average shares outstanding—diluted	7,268,353	7,166,577

Earnings per share:
Basic	$0.53	$0.51
Diluted	$0.52	$0.50

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

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2012:
U.S. Government obligations	$28,005	$1	$—	$28,006
Money Market Funds	4,599	—	—	4,599
Equity—available for sale	—	2,325	—	2,325
Equity Funds—trading	2,145	139	—	2,284
Fixed Income Funds—trading	10,054	—	(30)	10,024

Marketable securities	$44,803	$2,465	$(30)	$47,238

December 31, 2011:
U.S. Government obligations	$35,499	$8	$—	$35,507
Money Market Funds	11,458	—	—	11,458
Equity—available for sale	—	2,999	—	2,999
Equity Funds—trading	3,161	248	(9)	3,400
Fixed Income Funds—trading	1,503	1	—	1,504

Marketable securities	$51,621	$3,256	$(9)	$54,868

5. FAIR VALUE MEASUREMENTS

We determined estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 4 and 5 to the consolidated financial statements are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood FundsTM mutual funds and Westwood Trust common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. The market values of our money market holdings generally do not fluctuate. The fair value of the Teton shares, which is designated as an “available for sale” security, is equal to the closing market price as of March 31, 2012 of $15.50 per share less a 25% discount for lack of marketability.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the values of our assets as of within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of March 31, 2012
Investments in securities:
Trading	$44,913	$—	$—	$44,913
Available for sale	—	—	2,325	2,325

Total Financial instruments	$44,913	$—	$2,325	$47,238

As of December 31, 2011
Investments in securities:
Trading	$50,592	$1,277	$—	$51,869
Available for sale	—	—	2,999	2,999

Total Financial instruments	$50,592	$1,277	$2,999	$54,868

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

	Three Months Ended March 31,
Investments in available for sale securities (in thousands)	2012	2011
Beginning balance	$2,999	$1,425
Unrealized gains/(losses) included in Other Comprehensive Income	(674)	825

Ending balance	$2,325	$2,250

6. INTANGIBLE ASSETS

The following is a summary of our intangible assets at March 31, 2012 and December 31, 2011 (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2012
Client relationships	14.2	$5,005	$(588)	$4,417
Trade names	2.0	256	(183)	73
Non-compete agreements	2.3	26	(17)	9

Total		$5,287	$(788)	$4,499

December 31, 2011
Client relationships	14.2	$5,005	$(498)	$4,507
Trade names	2.0	256	(153)	103
Non-compete agreements	2.3	26	(15)	11

Total		$5,287	$(666)	$4,621

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense was $122,000 and $125,000 for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2012	$472
2013	359
2014	359
2015	359
2016	359

7. EQUITY

On March 5 and February 24, 2012, we purchased 462 shares and 85,991 shares of our common stock, respectively, from employees of Westwood to assist in satisfying their tax obligations related to vested restricted shares. The shares were purchased at the closing price of our common stock on those days and are shown as treasury shares in the equity section of our balance sheet.

On February 23, 2012, we granted an aggregate of 400,780 shares of restricted stock to certain employees. These shares are subject to vesting conditions as described in “Note 9. STOCK BASED COMPENSATION”.

On February 2, 2012, we declared a quarterly cash dividend of $0.37 per share on common stock payable on April 2, 2012 to stockholders of record on March 15, 2012.

8. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood Funds™, a family of mutual funds. Some clients of Westwood Management hold their investments in ten limited liability companies and one limited partnership that we formed and sponsor. The CTFs, Westwood Funds™, limited liability companies and partnerships (the “Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

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

We have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of the Westwood VIEs. Our investments in the Westwood Funds™ and the CTFs are accounted for as investments in accordance with our other investments described in “Note. 4 INVESTMENTS”. The following table displays assets under management, corporate money invested and risk of loss in each vehicle (in millions).

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	As of March 31, 2012
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$1,475	$12.3	$12.3
Common Trust Funds	1,856	—	—
LLCs	472	—	—
Partnership	25	—	—

	As of December 31, 2011
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$1,293	$3.6	$3.6
Common Trust Funds	1,675	1.3	1.3
LLCs	435	—	—
Partnership	25	—	—

9. STOCK BASED COMPENSATION

The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 3,398,100 shares and as of March 31, 2012, approximately 477,000 shares remained available for issuance under the Plan.

The following table presents the total expense recorded for stock based compensation (in thousands):

	Three months ended March 31,
	2012	2011
Service condition restricted stock expense	$1,865	$1,799
Performance based restricted stock expense	—	584

Total stock based compensation expense	$1,865	$2,383

Restricted Stock

Under the Plan, we have granted to employees and non-employee directors restricted stock that is subject to a service condition, and to certain key employees restricted stock that is subject to a service condition and performance goals. As of March 31, 2012, approximately $30.0 million of remaining unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.8 years. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and non-employee directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended March 31, 2012:

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject only to a service condition:
Non-vested, January 1, 2012	561,070	$36.37
Granted	200,780	39.34
Vested	(197,375)	36.12
Forfeited	(4,750)	37.01
Non-vested, March 31, 2012	559,725	37.52

Performance based restricted share grants

Under the Plan, we granted restricted shares to our certain key employees that vest over five years, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. In February 2012, the Compensation Committee established the goal for 2012 as adjusted pre-tax income of at least $26,661,000, representing a compound annual growth rate of 7% over annual adjusted pre-tax income recorded in 2007. Our adjusted pre-tax income is determined based on our audited financial statements and is equal to our income before income taxes increased by the expenses incurred for the year for (i) incentive compensation for all officers and employees and (ii) performance-based restricted stock awards. Revenues and expenses associated with subsidiaries acquired or newly launched in 2012 are excluded from the calculation of adjusted pre-tax income. The following table details the status and changes in our restricted stock grants that are subject service and performance conditions for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject to service and performance conditions:
Non-vested, January 1, 2012	105,000	$39.90
Granted	200,000	39.31
Vested	—	—
Forfeited	—	—

Non-vested, March 31, 2012	305,000	39.51

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

Westwood Management

Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals and the Westwood Funds™, as well as investment subadvisory services to mutual funds and clients of Westwood Trust.

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

	Westwood Management	Westwood Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2012
Net revenues from external sources	$14,393	$3,471	$—	$—	$17,864
Net intersegment revenues	1,174	5	—	(1,179)	—
Income before income taxes	7,505	444	(1,865)	—	6,084
Segment assets	69,006	13,924	(1,656)	—	81,274
Segment goodwill	5,219	6,036	—	—	11,255

Three months ended March 31, 2011
Net revenues from external sources	$13,651	$3,358	$—	$—	$17,009
Net intersegment revenues	1,176	4	—	(1,180)	—
Income before income taxes	7,621	381	(2,383)	—	5,619
Segment assets	61,346	13,273	(2,598)	—	72,021
Segment goodwill	5,245	6,036	—	—	11,281

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, and those set forth below:

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

Overview

We manage investment assets and provide services for our clients through our two subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds™, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management. We have been providing investment advisory services since 1983 and, according to recognized industry sources including Morningstar, Inc., our principal asset classes have consistently ranked above the median in performance within their peer groups when measured over ten years and longer. Percentages stated in this section are rounded to the nearest whole percent.

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

Our other revenues generally consist of interest and investment income. Although we generally invest most of our cash in U.S. Treasury securities, we also invest in equity and fixed income instruments and money market funds.

Assets Under Management

Assets under management increased $590 million to $13.9 billion at March 31, 2012, compared with $13.3 billion at March 31, 2011. The average of beginning and ending assets under management for the first quarter of 2012 was $13.5 billion compared to $12.9 billion for the first quarter of 2011, an increase of 5%.

The following table displays assets under management as of March 31, 2012 and 2011:

	As of March 31, (in millions)		% Change March 31, 2012 vs.
	2012	2011	March 31, 2011
Institutional	$9,068	$8,833	3%
Private Wealth	3,330	3,256	2
Mutual Funds	1,475	1,194	24

Total Assets Under Management	$13,873	$13,283	4%

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

•	Mutual Funds include the Westwood Funds™, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended March 31,
	2012	2011
Institutional
Beginning of period assets	$8,735	$8,359
Inflows	166	234
Outflows	(745)	(303)

Net flows	(579)	(69)
Market appreciation/(depreciation)	912	543
Net change	333	474

End of period assets	9,068	8,833

Private Wealth
Beginning of period assets	3,051	3,148
Inflows	155	76
Outflows	(114)	(135)

Net flows	41	(59)
Market appreciation/(depreciation)	238	167
Net change	279	108

End of period assets	3,330	3,256

Mutual Funds
Beginning of period assets	1,293	970
Inflows	166	204
Outflows	(85)	(41)

Net flows	81	163
Market appreciation/(depreciation)	101	61
Net change	182	224

End of period assets	1,475	1,194

Total
Beginning of period assets	13,079	12,477
Inflows	487	514
Outflows	(944)	(479)

Net flows	(457)	35
Market appreciation/(depreciation)	1,251	771
Net change	794	806

End of period assets	$13,873	$13,283

Three months ended March 31, 2012 and 2011

The $794 million increase in assets under management for the three months ended March 31, 2012 was due to market appreciation of $1.3 billion and inflows of $487 million, partially offset by outflows of $944 million. Inflows were evenly distributed into new and existing institutional separate accounts, the Westwood Funds™ and new and existing private wealth accounts. Outflows were primarily related to rebalancing by institutional separate accounts.

The increase in assets under management for the three months ended March 31, 2011 was primarily due to market appreciation of $771 million and new inflows of $514 million, partially offset by outflows of $479 million. Inflows were driven primarily by additional inflows into the Westwood Funds™, institutional separate accounts, subadvisory mandates and private wealth accounts. Outflows were primarily related to rebalancing and some account closings by institutional separate account clients and outflows from subadvisory mandates, the WHG Funds and private wealth accounts.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three months ended March 31, 2012 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this quarterly report.

	Three months ended March 31,		% Change Three months ended March 31, 2012 vs.
	2012	2011	March 31, 2011
Revenues
Advisory fees
Asset-based	$14,090	$13,324	6%
Trust fees	3,471	3,357	3
Other revenues	303	328	(8)

Total revenues	17,864	17,009	5

Expenses
Employee compensation and benefits	8,914	8,655	3
Sales and marketing	212	198	7
Westwood mutual funds	209	256	(18)
Information technology	596	458	30
Professional services	879	935	(6)
General and administrative	970	888	9

Total expenses	11,780	11,390	3

Income before income taxes	6,084	5,619	8
Provision for income taxes	2,299	2,070	11

Net income	$3,785	$3,549	7%

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Total Revenues. Our total revenues increased by 5% to $17.9 million for the three months ended March 31, 2012 compared with $17.0 million for the three months ended March 31, 2011. Asset-based advisory fees increased by 6% to $14.1 million for the three months ended March 31, 2012 compared with $13.3 million for the three months ended March 31, 2011 as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased by 3% to $3.5 million for the three months ended March 31, 2012 compared with $3.4 million for the three months ended March 31, 2011 as a result of increased assets under management by Westwood Trust due to inflows from new accounts. Other revenues, which generally consist of interest and investment income, decreased 8% to $303,000 for the three months ended March 31, 2012 compared with $328,000 for the three months ended March 31, 2011. Other revenues are presented on a net basis and decreased primarily due to an increase of $365,000 in net unrealized losses on investments, partially offset by increases of $307,000 in realized gains on investments and $44,000 in dividend income.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 3% to $8.9 million for the three months ended March 31, 2012 compared with $8.7 million for the three months ended March 31, 2011. The increase was primarily due to increases of $398,000 in incentive compensation expense as a result of higher pretax income and performance-based incentive compensation granted in 2012, $287,000 in salary expense due primarily to increased average headcount and salary increases and $66,000 in service-based restricted stock expense due to additional annual grants. These increases were partially offset by a decrease of $584,000 in performance-based restricted stock expense. In the first quarter of 2011 we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares to vest. As a result, we recognized expense of approximately $584,000 in the first quarter of 2011 related to these performance-based restricted stock grants. We have not concluded that the current year performance-based shares will vest nor recorded the related expense. We had 83 full-time employees as of March 31, 2012 compared to 75 full-time employees as of March 31, 2011.

Sales and Marketing. Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 7% to $212,000 for the three months ended March 31, 2012 compared with $198,000 for the three months ended March 31, 2011. The increase is primarily the result of increased travel and entertainment expenses partially offset by decreased referral fee expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds™. Westwood Mutual Funds expenses decreased by 18% to $209,000 for the three months ended March 31, 2012 compared with $256,000 for the three months ended March 31, 2011 due to a prior year expense to increase the acquisition liability recorded as part of the mutual fund acquisition completed in 2009 and a decrease in fund related legal expenses, partially offset by increased shareholder servicing costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 30% to $596,000 for the three months ended March 31, 2012 compared with $458,000 for the three months ended March 31, 2011. The increase is primarily due to software and software implementation costs related to upgraded client reporting and portfolio accounting systems, increased research expenses and increased equipment expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses decreased by 6% to $879,000 for the three months ended March 31, 2012 compared with $935,000 for the three months ended March 31, 2011 primarily due to a decrease of $87,000 in audit fees.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 9% to $970,000 for the three months ended March 31, 2012 compared with $888,000 for the three months ended March 31, 2011. The increase is primarily due to increased rent expense due to a new lease for our Dallas office effective June 2011 and higher fees related to a new director compensation plan, partially offset by decreased custody expense.

Provision for Income Tax Expense. Provision for income tax expenses increased by 11% to $2.3 million for the three months ended March 31, 2012 compared with $2.1 million for the three months ended March 31, 2011. The effective tax rate increased to 37.8% for the three months ended March 31, 2012 from 36.8% for the three months ended March 31, 2011 primarily due to provision to return adjustments from our 2011 federal tax return.

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

Our Economic Earnings decreased by 5% to $5.8 million for the three months ended March 31, 2012 compared with $6.1 million for the three months ended March 31, 2011, primarily due to increases in Economic Expenses and income tax expense.

The following tables provide a reconciliation of net income to Economic Earnings and total expenses to Economic Expenses (in thousands):

	Three Months Ended March 31%
	2012	2011	Change
Net Income	$3,785	$3,549	7%
Add: Restricted stock expense	1,865	2,383	(22)
Add: Intangible amortization	122	125	(2)
Add: Deferred taxes on goodwill	47	52	(10)

Economic Earnings	$5,819	$6,109	(5)

Total expenses	$11,780	$11,390	3
Less: Restricted stock expense	(1,865)	(2,382)	(22)
Less: Intangible amortization	(122)	(125)	(2)

Economic Expenses	$9,793	$8,882	10%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2012, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2012, cash flow provided by operating activities, principally our investment advisory business, was $4.8 million. The cash generated from operations was partially supplemented by the sale of trading securities to fund annual incentive compensation payments. At March 31, 2012, we had working capital of $54.8 million. Cash flow used in investing activities during the three months ended March 31, 2012 of $48,000 was related to purchases of fixed assets. Cash flow used in financing activities during the three months ended March 31, 2012 of $5.6 million was due to the purchase of treasury shares and the payment of dividends partially offset by tax benefits from equity-based compensation.

We had cash and investments of $51.7 million as of March 31, 2012 and $60.1 million as of December 31, 2011. Dividends payable were $3.3 million and $3.1 million as of March 31, 2012 and December 31, 2011, respectively. We had no liabilities for borrowed money at March 31, 2012.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There have been no significant changes in our contractual obligations since December 31, 2011.

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2011.

Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the definition and requirements for the measurement of and disclosure about fair value. The new guidance results in a consistent definition of fair value and common requirements for the measurement and disclosure of fair value between U.S. GAAP and International Financial Reporting Standards. This guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in these financial statements. It did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in these financial statements. It did not have a material effect on our consolidated financial statements.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for 2011.

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

For the quarter ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of such proceedings will have a material impact on our financial position, operations or cash flow.

ITEM 1A. RISK FACTORS

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2012	—	—	—	$6,939,238
February 1 through February 29, 2012 (2)	85,991	$39.38	—	6,939,238
March 1 through March 31, 2012 (2)	462	36.77	—	6,939,238

Total	86,453	$39.37	—	$6,939,238

(1)	On August 9, 2011, our board of directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program expires on August 9, 2012.

(2)	The treasury shares purchased in February and March were purchased from Westwood employees at the market close price on the date of purchase in order to satisfy their tax withholding obligations from vested restricted shares. We anticipate purchasing additional shares in subsequent years for the same purpose.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2012	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer