Form 10-Q
period 2012-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2012-07-19
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

Shares of common stock, par value $0.01 per share, outstanding as of July 17, 2012: 8,027,445.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

(in thousands, except par value and share amounts)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,138	$5,264
Accounts receivable	8,612	7,707
Investments, at fair value	44,509	54,868
Deferred income taxes	1,654	3,142
Prepaid income taxes	2,470	—
Other current assets	3,861	1,501

Total current assets	68,244	72,482
Goodwill	11,255	11,255
Intangible assets, net	4,377	4,621
Property and equipment, net of accumulated depreciation of $1,671 and $1,647	2,226	2,239

Total assets	$86,102	$90,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,794	$1,674
Dividends payable	3,479	3,074
Compensation and benefits payable	7,506	12,677
Income taxes payable	—	85
Other current liabilities	14	13

Total current liabilities	12,793	17,523
Deferred income taxes	624	969
Deferred rent	1,294	1,348

Total long-term liabilities	1,918	2,317

Total liabilities	14,711	19,840

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,522,998 and outstanding 8,027,445 shares at June 30, 2012; issued 8,105,018 and outstanding 7,707,189 shares at December 31, 2011	85	81
Additional paid-in capital	82,666	76,969
Treasury stock, at cost – 495,553 shares at June 30, 2012; 397,829 shares at December 31, 2011	(18,502)	(14,706)
Accumulated other comprehensive income, net of deferred taxes	613	1,940
Retained earnings	6,529	6,473

Total stockholders’ equity	71,391	70,757

Total liabilities and stockholders’ equity	$86,102	$90,597

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUES:
Advisory fees
Asset-based	$14,102	$14,334	$28,192	$27,658
Performance-based	1,182	991	1,182	991
Trust fees	3,757	3,472	7,228	6,829
Other revenues, net	1,025	62	1,328	390

Total revenues	20,066	18,859	37,930	35,868

EXPENSES:
Employee compensation and benefits	11,885	10,134	20,799	18,789
Sales and marketing	261	247	473	445
Westwood mutual funds	275	233	484	489
Information technology	629	542	1,225	1,000
Professional services	2,063	793	2,942	1,728
General and administrative	1,201	994	2,171	1,882

Total expenses	16,314	12,943	28,094	24,333

Income before income taxes	3,752	5,916	9,836	11,535
Provision for income taxes	1,554	2,179	3,853	4,249

Net income	2,198	3,737	5,983	7,286

Other comprehensive income:
Unrealized gain (loss) on investment securities, net of income taxes of $(476), $92, $(714), and $381, respectively	(874)	171	(1,309)	707
Foreign currency translation loss	(18)	—	(18)	—

Total comprehensive income	$1,306	$3,908	$4,656	$7,993

Earnings per share:
Basic	$0.31	$0.53	$0.84	$1.05
Diluted	$0.30	$0.52	$0.82	$1.01
Dividends declared per share	$0.37	$0.35	$0.74	$0.70

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(in thousands, except share amounts)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2012	7,707,189	$81	$76,969	$(14,706)	$1,940	$6,473	$70,757
Net income						5,983	5,983
Other comprehensive income					(1,327)		(1,327)
Issuance of restricted stock, net	401,730	4	(4)				—
Dividends declared						(5,927)	(5,927)
Restricted stock amortization			4,750				4,750
Tax benefit related to equity compensation			742				742
Stock options exercised	16,250	—	209				209
Purchase of treasury stock	(97,724)			(3,796)			(3,796)

BALANCE, June 30, 2012	8,027,445	$85	$82,666	$(18,502)	$613	$6,529	$71,391

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,983	$7,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166	130
Amortization of intangible assets	244	250
Fair value adjustment of liabilities	(96)	40
(Gain) on sale of available for sale investment	(803)	—
Unrealized (gains) and losses on trading investments	170	(213)
Restricted stock amortization	4,750	5,192
Loss on disposal of property	1	—
Deferred income taxes	1,857	1,157
Excess tax benefits from stock based compensation	(676)	(558)
Net purchases of investments – trading securities	8,166	(160)
Change in operating assets and liabilities:
Accounts receivable	(905)	(1,988)
Other current assets	(2,362)	(381)
Accounts payable and accrued liabilities	(2,459)	420
Compensation and benefits payable	(5,171)	(2,031)
Income taxes payable and prepaid income taxes	(1,814)	(600)
Other liabilities	(62)	127

Net cash provided by operating activities	6,989	8,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of available for sale investment	950	—
Purchase of property and equipment	(194)	(576)

Net cash provided by (used in) investing activities	756	(576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(3,796)	(2,618)
Excess tax benefits from stock based compensation	676	558
Cash dividends	(2,943)	(2,645)
Proceeds from exercise of stock options	210	40

Net cash used in financing activities	(5,853)	(4,665)

EFFECT OF CURRENCY RATE CHANGES ON CASH	(18)	—

NET INCREASE IN CASH	1,874	3,430
Cash and cash equivalents, beginning of period	5,264	1,744

Cash and cash equivalents, end of period	$7,138	$5,174

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,785	$3,750

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Westwood Holdings Group, Inc. (“Westwood”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its subsidiaries, Westwood Management Corp. (“Westwood Management”), Westwood Trust (“Westwood Trust”) and Westwood International Advisors Inc. (“WIA”). Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals with trust and custodial services and participation in its sponsored common trust funds. WIA expects to commence providing investment advisory services to institutional investors in the third quarter of 2012. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations.

Westwood Management is a registered investment adviser under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking. WIA is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of June 30, 2012, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the periods in these consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

We do not have uncertain tax positions for any of the periods presented. If an uncertain tax position should arise, we would report a liability for an unrecognized tax expense from an uncertain tax position taken or expected to be taken on a tax return. We include penalties and interest on income based taxes in “Provision for income taxes” on our consolidated statements of comprehensive income.

Currency Translation

Assets and liabilities of our non-U.S. dollar functional currency subsidiary are translated at exchange rates as of the applicable reporting dates. Revenues and expenses are translated at average exchange rates during the periods indicated. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are recorded through other comprehensive income.

Long-term Compensation Agreements

We entered into long-term compensation agreements with certain key employees of Westwood International Advisors Inc., which is the Canadian subsidiary we launched in the second quarter of 2012. These agreements stipulate that cash sign on bonuses paid to these employees can be earned over multi-year periods. In certain circumstances, these payments will be forfeited if the employment of these individuals is terminated before the contractual earning period is completed. The payments we have made in advance under these agreements are included in “Other current assets” on our Consolidated Balance Sheet, net of amounts already amortized.

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

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2012 and 2011, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of dilutive shares of restricted stock and stock options granted to employees and non-employee directors and contingently issuable shares. There were no anti-dilutive restricted shares or options as of June 30, 2012 or 2011.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$2,198	$3,737	$5,983	$7,286

Weighted average shares outstanding – basic	7,162,540	6,987,612	7,125,158	6,962,509
Dilutive potential shares from unvested restricted shares	83,164	156,806	141,250	179,695
Dilutive contingently issuable shares	—	24,658	—	24,023
Dilutive potential shares from stock options	5,003	17,315	6,282	17,726

Weighted average shares outstanding – diluted	7,250,707	7,186,391	7,272,690	7,183,953

Earnings per share:
Basic	$0.31	$0.53	$0.84	$1.05
Diluted	$0.30	$0.52	$0.82	$1.01

4. INVESTMENTS

Investment balances are presented in the table below (in thousands). All investments are carried at fair value. Our investments in Teton shares are accounted for as available for sale securities. All other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2012:
U.S. Government obligations	$21,006	$—	$(2)	$21,004
Money Market Funds	6,098	—	—	6,098
Equity – available for sale	—	975	—	975
Equity Funds - trading	6,157	131	—	6,288
Fixed Income Funds - trading	10,194	—	(50)	10,144

Marketable securities	$43,455	$1,106	$(52)	$44,509

December 31, 2011:
U.S. Government obligations	$35,499	$8	$—	$35,507
Money Market Funds	11,458	—	—	11,458
Equity – available for sale	—	2,999	—	2,999
Equity Funds - trading	3,161	248	(9)	3,400
Fixed Income Funds - trading	1,503	1	—	1,504

Marketable securities	$51,621	$3,256	$(9)	$54,868

5. FAIR VALUE MEASUREMENTS

We determined estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 4 and 5 to the consolidated financial statements are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood FundsTM mutual funds and Westwood Trust common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

fund. The market values of our money market holdings generally do not fluctuate. The fair value of the Teton shares, which is designated as an “available for sale” security, is equal to the closing market price as of June 30, 2012 of $13.00 per share less a 25% discount for lack of marketability.

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable, and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of June 30, 2012
Investments in securities:
Trading	$39,484	$4,050	$—	$43,534
Available for sale	—	—	975	975

Total Financial instruments	$39,484	$4,050	$975	$44,509

As of December 31, 2011
Investments in securities:
Trading	$50,592	$1,277	$—	$51,869
Available for sale	—	—	2,999	2,999

Total Financial instruments	$50,592	$1,277	$2,999	$54,868

Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) calculated by us as administrator of the funds. The NAV is quoted on an inactive private market; however, the unit price is based on the market value of the underlying investments that are traded on an active market.

We used level 3 inputs to determine the fair value of our Teton shares. This fair value amount is not necessarily indicative of either the amount we would realize upon disposition of these shares or our intent or ability to dispose of them. There were no transfers of assets (including level 3 assets) to or from other asset classes. In the second quarter of 2012, we sold 100,000 Teton shares and an option to purchase the remaining 100,000 Teton shares by December 31, 2012. The following table presents information regarding this investment.

	Three Months Ended June 30,		Six Months Ended June 30,
Investments in available for sale securities (in thousands)	2012	2011	2012	2011
Beginning balance	$2,325	$2,250	$2,999	$1,425
Proceeds from sale	(803)	—	(803)	—
Unrealized gains/(losses) included in Other Comprehensive Income	(547)	262	(1,221)	1,087

Ending balance	$975	$2,512	$975	$2,512

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. INTANGIBLE ASSETS

The following is a summary of our intangible assets at June 30, 2012 and December 31, 2011 (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2012
Client relationships	14.2	$5,005	$(678)	$4,327
Trade names	2.0	256	(212)	44
Non-compete agreements	2.3	26	(20)	6

Total		$5,287	$(910)	$4,377

December 31, 2011
Client relationships	14.2	$5,005	$(498)	$4,507
Trade names	2.0	256	(153)	103
Non-compete agreements	2.3	26	(15)	11

Total		$5,287	$(666)	$4,621

Amortization expense was $244,000 and $250,000 for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense for intangible assets for the next five years follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2012	$472
2013	359
2014	359
2015	359
2016	359

7. EQUITY

On April 19, 2012, we granted an aggregate of 9,000 shares of restricted stock to non-employee directors. These shares are subject to vesting conditions as described in “Note 9. STOCK BASED COMPENSATION”.

On April 19, 2012, we declared a quarterly cash dividend of $0.37 per share on common stock payable on July 2, 2012 to stockholders of record on June 15, 2012.

On March 5 and February 24, 2012, we purchased 462 shares and 85,991 shares of our common stock, respectively, from Westwood employees to assist in satisfying their tax obligations related to vested restricted shares. The shares were purchased at the closing price of our common stock on those days and are shown as treasury shares in the equity section of our balance sheet.

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

	As of June 30, 2012
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$1,476	$12.4	$12.4
Common Trust Funds	1,798	4.1	4.1
LLCs	434	—	—
Partnership	23	—	—

	As of December 31, 2011
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$1,293	$3.6	$3.6
Common Trust Funds	1,675	1.3	1.3
LLCs	435	—	—
Partnership	25	—	—

9. STOCK BASED COMPENSATION

The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 3,398,100 shares and as of June 30, 2012, approximately 472,000 shares remained available for issuance under the Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the total expense recorded for stock based compensation (in thousands):

	Six months ended June 30,
	2012	2011
Service condition restricted stock expense	$3,761	$4,024
Performance based restricted stock expense	989	1,168

Total stock based compensation expense	$4,750	$5,192

Restricted Stock

Under the Plan, we have granted to employees and non-employee directors restricted stock that is subject to a service condition, and to certain key employees restricted stock that is subject to a service condition and performance goals. As of June 30, 2012, approximately $27.4 million of remaining unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.5 years. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and non-employee directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject only to a service condition:
Non-vested, January 1, 2012	561,070	$36.37
Granted	209,780	39.26
Vested	(206,375)	36.19
Forfeited	(8,050)	37.34

Non-vested, June 30, 2012	556,425	37.51

Performance based restricted share grants

Under the Plan, we granted to certain key employees restricted shares that vest over five years, provided that annual performance goals established by Westwood’s Compensation Committee are met. In February 2012, the Compensation Committee established the 2012 goal as adjusted pre-tax income of at least $26,661,000, representing a compound annual growth rate of 7% over annual adjusted pre-tax income recorded in 2007. Adjusted pre-tax income is determined based on our audited financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees and (ii) performance-based restricted stock awards. Revenues and expenses associated with subsidiaries acquired or newly launched in 2012 are excluded from the calculation of adjusted pre-tax income. In the second quarter of 2012, we concluded that it was probable that we would meet the performance goals required to vest the applicable percentage of the performance-based restricted shares this year and began recording expense related to those shares.

The following table details the status and changes in our restricted stock grants that are subject to service and performance conditions for the three months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject to service and performance conditions:
Non-vested, January 1, 2012	105,000	$39.90
Granted	200,000	39.31
Vested	—	—
Forfeited	—	—

Non-vested, June 30, 2012	305,000	39.51

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. SEGMENT REPORTING

We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes. Westwood Holdings, the parent company of Advisory and Trust, does not have revenues or employees and is the entity in which we record stock-based compensation expense.

Advisory

Advisory provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals and the Westwood Funds™, as well as investment subadvisory services to mutual funds and our Trust segment.

Trust

Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals.

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2012
Net revenues from external sources	$16,308	$3,758	$—	$—	$20,066
Net intersegment revenues	1,282	4	—	(1,286)	—
Income before income taxes	5,920	717	(2,885)	—	3,752
Segment assets	77,126	13,950	(4,974)	—	86,102
Segment goodwill	5,219	6,036	—	—	11,255

Three months ended June 30, 2011
Net revenues from external sources	$15,387	$3,472	$—	$—	$18,859
Net intersegment revenues	1,216	4	—	(1,220)	—
Income before income taxes	8,162	563	(2,809)	—	5,916
Segment assets	65,908	13,546	1,264	—	80,718
Segment goodwill	5,259	6,079	—	—	11,338

Six months ended June 30, 2012
Net revenues from external sources	$30,701	$7,229	$—	$—	$37,930
Net intersegment revenues	2,456	9	—	(2,465)	—
Income before income taxes	13,425	1,161	(4,750)	—	9,836

Six months ended June 30, 2011
Net revenues from external sources	$29,038	$6,830	$—	$—	$35,868
Net intersegment revenues	2,392	8	—	(2,400)	—
Income before income taxes	15,783	944	(5,192)	—	11,535

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

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management and Westwood Trust. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds™, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management. Westwood International Advisors Inc. (“WIA”) was established in the second quarter of 2012 with the initial hiring of a team that will provide Global and Emerging Markets investment advisory services to institutional clients. We have been providing investment advisory services since 1983 and, according to recognized industry sources including Morningstar, Inc., our principal asset classes have consistently ranked above the median in performance within their peer groups when measured over ten years and longer. Percentages stated in this section are rounded to the nearest whole percent.

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

Assets Under Management

Assets under management decreased $770 million to $13.2 billion at June 30, 2012, compared with $13.9 billion at June 30, 2011. The average of beginning and ending assets under management for the second quarter of 2012 was $13.5 billion compared to $13.6 billion for the second quarter of 2011, a decrease of 1%.

The following table displays assets under management as of June 30, 2012 and 2011:

	As of June 30, (in millions)		% Change June 30, 2012 vs. June 30, 2011
	2012	2011
Institutional	$8,511	$9,432	(10)%
Private Wealth	3,166	3,203	(1)
Mutual Funds	1,476	1,288	15

Total Assets Under Management	$13,153	$13,923	(6)%

•

Institutional includes separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals; subadvisory relationships where Westwood Management provides investment management services for funds offered by other financial institutions; and managed account relationships with brokerage firms and other registered investment advisors which offer Westwood Management products to their customers.

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

•	Mutual Funds include the Westwood Funds™, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Institutional
Beginning of period assets	$9,068	$8,833	$8,735	$8,359
Inflows	393	917	559	1,151
Outflows	(553)	(345)	(1,298)	(649)

Net flows	(160)	572	(739)	502
Market appreciation/(depreciation)	(397)	27	515	571
Net change	(557)	599	(224)	1,073

End of period assets	8,511	9,432	8,511	9,432

Private Wealth
Beginning of period assets	3,330	3,256	3,051	3,148
Inflows	73	35	228	111
Outflows	(143)	(111)	(256)	(246)

Net flows	(70)	(76)	(28)	(135)
Market appreciation/(depreciation)	(94)	23	143	190
Net change	(164)	(53)	115	55

End of period assets	3,166	3,203	3,166	3,203

Mutual Funds
Beginning of period assets	1,475	1,194	1,293	970
Inflows	86	144	251	348
Outflows	(50)	(53)	(134)	(93)

Net flows	36	91	117	255
Market appreciation/(depreciation)	(35)	3	66	63
Net change	1	94	183	318

End of period assets	1,476	1,288	1,476	1,288

Total
Beginning of period assets	13,873	13,283	13,079	12,477
Inflows	552	1,096	1,038	1,610
Outflows	(746)	(509)	(1,688)	(988)

Net flows	(194)	587	(650)	622
Market appreciation/(depreciation)	(526)	53	724	824
Net change	(720)	640	74	1,446

End of period assets	$13,153	$13,923	$13,513	$13,923

Three months ended June 30, 2012 and 2011

The $720 million decrease in assets under management for the three months ended June 30, 2012 was due to outflows of $746 million and market depreciation of $526 million, partially offset by inflows of $552 million. The majority of inflows were into new and existing institutional separate accounts. Outflows were primarily related to rebalancing by institutional separate accounts.

The $640 million increase in assets under management for the three months ended June 30, 2011 was due to inflows of $1.1 billion and market appreciation of $53 million, partially offset by outflows of $509 million. Inflows were driven primarily by additional inflows into institutional separate accounts and the Westwood Funds™. Outflows were primarily related to account closings and outflows from institutional separate account, subadvisory and private wealth clients.

Six months ended June 30, 2012 and 2011

The $74 million increase in assets under management for the six months ended June 30, 2012 was due to inflows of $1.0 billion and market appreciation of $724 million, partially offset by outflows of $1.7 billion. The majority of inflows were into new and existing institutional separate accounts, with the Westwood Funds™ also experiencing significant inflows. Outflows were primarily related to rebalancing by institutional separate accounts.

The $1.4 billion increase in assets under management for the six months ended June 30, 2011 was due to inflows of $1.6 billion and market appreciation of $824 million, partially offset by outflows of $988 million. Inflows were driven primarily by additional inflows into institutional separate accounts, the Westwood Funds™ and private wealth accounts. Outflows were primarily related to account closings and outflows from institutional separate account, subadvisory and private wealth clients.

Results of Operations

In April 2012, we hired a five-person team to lead the management of Global and Emerging Markets equity strategies for our newly-established subsidiary, Westwood International Advisors Inc. (“WIA”), based in Toronto. We also hired two additional WIA employees and opened an office in Toronto during the second quarter. These actions are part of our stated strategy to expand our research capabilities and product offerings, with a focus on global and emerging markets. We believe the new product offerings will present significant growth opportunities for us. Our Consolidated Statement of Comprehensive Income for the second quarter of 2012 includes amortization of WIA team bonuses, one-time legal costs and recruiter fees as well as ongoing compensation, office rent and other costs related to WIA’s operations. There was no WIA revenue contribution in the second quarter. We expect WIA to begin earning advisory fees from clients during the third quarter of 2012.

The following table (dollars in thousands) and discussion of our results of operations for the three and six months ended June 30, 2012 is based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this quarterly report.

					% Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2012 vs. June 30, 2011	Six months ended June 30, 2012 vs. June 30, 2011
	2012	2011	2012	2011
Revenues
Advisory fees
Asset-based	$14,102	$14,334	$28,192	$27,658	(2)%	2%
Performance-based	1,182	991	1,182	991	19	19
Trust fees	3,757	3,472	7,228	6,829	8	6
Other revenues	1,025	62	1,328	390	1,553	241

Total revenues	20,066	18,859	37,930	35,868	6	6

Expenses
Employee compensation and benefits	11,885	10,134	20,799	18,789	17	11
Sales and marketing	261	247	473	445	6	6
Westwood mutual funds	275	233	484	489	18	(1)
Information technology	629	542	1,225	1,000	16	23
Professional services	2,063	793	2,942	1,728	160	70
General and administrative	1,201	994	2,171	1,882	21	15

Total expenses	16,314	12,943	28,094	24,333	26	15

Income before income taxes	3,752	5,916	9,836	11,535	(37)	(15)
Provision for income taxes	1,554	2,179	3,853	4,249	(29)	(9)

Net income	$2,198	$3,737	$5,983	$7,286	(41)%	(18)%

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Total Revenues. Our total revenues increased by 6% to $20.1 million for the three months ended June 30, 2012 compared with $18.9 million for the three months ended June 30, 2011. Asset-based advisory fees decreased by 2% to $14.1 million for the three months ended June 30, 2012 compared with $14.3 million for the three months ended June 30, 2011 as a result of decreased average assets under management by Westwood Management due to the withdrawal of assets by certain clients and market depreciation of assets, partially offset by asset inflows from new and existing clients. Performance based advisory fees increased 19% to $1.2 million for the three months ended June 30, 2012 compared with $1.0 million for the three months ended June 30, 2011. Trust fees increased by 8% to $3.8 million for the three months ended June 30, 2012 compared with $3.5 million for the three months ended June 30, 2011 as a result of increased assets under management by Westwood Trust due to inflows from new and existing accounts. Other revenues, which generally consist of interest and investment income, increased $963,000 to $1.0 million for the three months ended June 30, 2012 compared with $62,000 for the three months ended June 30, 2011. Other revenues are presented on a net basis and increased primarily due to increases of $764,000 in net realized gains on investments, which included a gain of $803,000 from the sale of 100,000 Teton shares, $129,000 in dividend income and $78,000 in unrealized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 17% to $11.9 million for the three months ended June 30, 2012 compared with $10.1 million for the three months ended June 30, 2011. The increase was primarily due to increases of $1.2 million in expense related to multi-year bonus agreements with new WIA employees, $589,000 in salary expense due primarily to increased average headcount and salary increases and $405,000 in performance-based restricted stock expense. These increases were partially offset by a decrease of $204,000 in incentive compensation expense. During the second quarter of 2012, we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares to vest. We had 93 full-time employees as of June 30, 2012 compared to 76 full-time employees as of June 30, 2011.

Sales and Marketing. Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 6% to $261,000 for the three months ended June 30, 2012 compared with $247,000 for the three months ended June 30, 2011. The increase is primarily the result of increased entertainment and direct marketing expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds™. Westwood Mutual Funds expenses increased by 18% to $275,000 for the three months ended June 30, 2012 compared with $233,000 for the three months ended June 30, 2011 due to an increase in shareholder servicing costs and subadvisory expenses related to a new fund launched in the fourth quarter of 2011, partially offset by a decrease in fund expense reimbursements and direct marketing expenses.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 16% to $629,000 for the three months ended June 30, 2012 compared with $542,000 for the three months ended June 30, 2011. The increase is primarily due to software and software implementation costs related to upgraded client reporting and portfolio accounting systems, increased research expenses and increased equipment expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 160% to $2.1 million for the three months ended June 30, 2012 compared with $793,000 for the three months ended June 30, 2011 primarily due to one-time recruiting and legal fees related to the hiring of WIA employees. These increases were partially offset by decreased financial advisory expense due to the termination of the subadvisor on International common trust funds in the fourth quarter of 2011.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 21% to $1.2 million for the three months ended June 30, 2012 compared with $994,000 for the three months ended June 30, 2011. The increase is primarily due to costs incurred in forming WIA, increased rent expense due to a new lease for our Dallas office effective June 2011 and increased custody expense.

Provision for Income Tax Expense. Provision for income tax expenses decreased by 29% to $1.6 million for the three months ended June 30, 2012 compared with $2.2 million for the three months ended June 30, 2011. The effective tax rate increased to 41.4% for the three months ended June 30, 2012 from 36.8% for the three months ended June 30, 2011 primarily due to operating losses from our newly formed Canadian entity, Westwood International Advisors Inc., which is taxed at a lower rate.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Total Revenues. Our total revenues increased by 6% to $37.9 million for the six months ended June 30, 2012 compared with $35.9 million for the six months ended June 30, 2011. Asset-based advisory fees increased by

2% to $28.2 million for the six months ended June 30, 2012 compared with $27.7 million for the six months ended June 30, 2011 as a result of increased average assets under management by Westwood Management due to market appreciation of assets and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance based advisory fees increased 19% to $1.2 million for the six months ended June 30, 2012 compared with $1.0 million for the six months ended June 30, 2011. Trust fees increased by 6% to $7.2 million for the six months ended June 30, 2012 compared with $6.8 million for the six months ended June 30, 2011 as a result of increased assets under management by Westwood Trust due to inflows from new accounts. Other revenues, which generally consist of interest and investment income, increased 241% to $1.3 million for the six months ended June 30, 2012 compared with $390,000 for the six months ended June 30, 2011. Other revenues are presented on a net basis and increased primarily due to increases of $1.1 million in net realized gains on investments, which included a gain of $803,000 from the sale of 100,000 Teton shares and $173,000 in dividend income; partially offset by a decrease of $287,000 in unrealized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 11% to $20.8 million for the six months ended June 30, 2012 compared with $18.8 million for the six months ended June 30, 2011. The increase was primarily due to increases of $1.2 million in expense related to multi-year bonus agreements with new WIA employees, $876,000 in salary expense due primarily to increased average headcount and salary increases and $194,000 in incentive compensation expense. These increases were partially offset by a decrease of $263,000 in service-based restricted stock expense due to fewer concurrent grants outstanding in 2012 compared to 2011 and a decrease of $179,000 in performance-based restricted stock expense primarily due to the commencement of expensing in the second quarter of 2012 compared to the first quarter in 2011. In the second quarter of 2012, we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of the performance-based restricted shares to vest. We had 93 full-time employees as of June 30, 2012 compared to 76 full-time employees as of June 30, 2011.

Sales and Marketing. Sales and marketing costs increased by 6% to $473,000 for the six months ended June 30, 2012 compared with $445,000 for the six months ended June 30, 2011. The increase is primarily the result of increased travel and entertainment expenses partially offset by decreased referral fee expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses decreased by 1% to $484,000 for the six months ended June 30, 2012 compared with $489,000 for the six months ended June 30, 2011 due to a prior year expense to increase the acquisition liability recorded as part of the mutual fund acquisition completed in 2009, a decrease in fund expense reimbursements, direct marketing expenses and subadvisory expenses related to a new fund launched in the fourth quarter of 2011 and fund related legal expenses. These increases were partially offset by increased shareholder servicing costs.

Information Technology. Information technology costs increased by 23% to $1.2 million for the six months ended June 30, 2012 compared with $1.0 million for the six months ended June 30, 2011. The increase is primarily due to software and software implementation costs related to upgraded client reporting and portfolio accounting systems, increased research expenses, increased equipment expenses and increased support costs.

Professional Services. Professional services expenses increased by 70% to $2.9 million for the six months ended June 30, 2012 compared with $1.7 million for the six months ended June 30, 2011 primarily due to one-time recruiting and legal fees related to the hiring of WIA employees, and increased tax adviser expense. These increases were partially offset by lower audit expense and decreased financial advisory expense due to the termination of the subadvisor on International common trust funds in the fourth quarter of 2011.

General and Administrative. General and administrative expenses increased by 15% to $2.2 million for the six months ended June 30, 2012 compared with $1.9 million for the six months ended June 30, 2011. The increase is primarily due to costs incurred in forming WIA, increased rent expense due to a new lease for our Dallas office effective June 2011 and increased fees related to a new director compensation plan, partially offset by a decrease in expenses related to our office relocation, which occurred in 2011.

Provision for Income Tax Expense. Provision for income tax expenses decreased by 9% to $3.9 million for the six months ended June 30, 2012 compared with $4.2 million for the six months ended June 30, 2011. The effective tax rate increased to 39.2% for the six months ended June 30, 2012 from 36.8% for the six months ended June 30, 2011 primarily due to operating losses from our newly formed Canadian entity, Westwood International Advisors Inc., which is taxed at a lower rate, and provision to return adjustments from our 2011 federal tax return.

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

Our Economic Earnings decreased by 22% to $5.3 million for the three months ended June 30, 2012 compared with $6.7 million for the three months ended June 30, 2011, primarily due to increases in Economic Expenses. For the six months ended June 30, 2012, Economic Earnings decreased by 14% to $11.1 million compared with $12.8 million for the six months ended June 30, 2011, primarily due to increases in Economic Expenses.

The following tables provide a reconciliation of net income to Economic Earnings and total expenses to Economic Expenses (in thousands):

	Three Months Ended June 30%
	2012	2011	Change
Net Income	$2,198	$3,737	(41)%
Add: Restricted stock expense	2,885	2,809	3
Add: Intangible amortization	122	125	(2)
Add: Deferred taxes on goodwill	47	52	(10)

Economic Earnings	$5,252	$6,723	(22)

Total expenses	$16,314	$12,943	26
Less: Restricted stock expense	(2,885)	(2,809)	3
Less: Intangible amortization	(122)	(125)	(2)

Economic Expenses	$13,307	$10,009	33%

	Six Months Ended June 30%
	2012	2011	Change
Net Income	$5,983	$7,286	(18)%
Add: Restricted stock expense	4,750	5,192	(9)
Add: Intangible amortization	244	250	(2)
Add: Deferred taxes on goodwill	95	105	(10)

Economic Earnings	$11,072	$12,833	(14)

Total expenses	$28,094	$24,333	15
Less: Restricted stock expense	(4,750)	(5,192)	(9)
Less: Intangible amortization	(244)	(250)	(2)

Economic Expenses	$23,100	$18,891	22%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2012, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2012, cash flow provided by operating activities, principally our investment advisory business, was $7.0 million. The cash generated from operations was supplemented by the sale of trading securities to fund annual incentive compensation payments. At June 30, 2012, we had working capital of $55.5 million. Cash flow provided by investing activities during the six months ended June 30, 2012 of $756,000 was related to the sale of an available for sale investment, partially offset by purchases of fixed assets. Cash flow used in financing activities during the six months ended June 30, 2012 of $5.9 million was due to the purchase of treasury shares and the payment of dividends partially offset by tax benefits from equity-based compensation and proceeds from the issuance of stock from option exercises.

We had cash and investments of $51.6 million as of June 30, 2012 and $60.1 million as of December 31, 2011. Dividends payable were $3.5 million and $3.1 million as of June 30, 2012 and December 31, 2011, respectively. We had no liabilities for borrowed money at June 30, 2012.

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

In September 2011, the FASB issued new guidance regarding the testing of goodwill for impairment. This new guidance allows entities to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value in order to determine if quantitative testing is required. This qualitative assessment is optional and is intended to reduce the cost and complexity of annual goodwill impairment tests. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is allowed provided the entity has not yet performed its 2011 impairment test or issued its financial statements. This guidance will not have a material effect on our consolidated financial statements.

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

For the quarter ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
June 1 through June 30, 2012	11,271	$34.89	—	$6,545,958

(1)	On August 9, 2011, our board of directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program expires on August 9, 2012.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Westwood Holdings Group, Inc. was held on April 19, 2012 in Dallas, Texas, for the purpose of considering and acting upon the following:

(a)	Election of directors. The stockholders elected the following directors to hold office until the next annual meeting or until their respective successors shall have been duly elected and qualified.

Nominee	For	Withheld
Susan M. Byrne	6,927,946	96,972
Brian O. Casey	6,924,230	100,688
Tom C. Davis	6,980,297	44,621
Richard M. Frank	6,896,329	128,589
Robert D. McTeer	6,994,527	30,391
Geoffrey Norman	6,896,263	128,655
Martin J. Weiland	6,896,429	128,489
Raymond E. Wooldridge	6,825,305	199,613

(b)	The ratification of Grant Thornton LLP as our independent auditors for the year ending December 31, 2012.

For	Against	Abstain
7,647,651	2,652	2,051

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 19, 2012	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer