Form 10-Q
period 2012-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2012-10-18
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

Shares of common stock, par value $0.01 per share, outstanding as of October 16, 2012: 8,026,845.

WESTWOOD HOLDINGS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

(in thousands, except par value and share amounts)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$6,777	$5,264
Accounts receivable	8,209	7,707
Investments, at fair value	52,913	54,868
Deferred income taxes	2,505	3,142
Prepaid income taxes	1,669	—
Other current assets	2,190	1,501

Total current assets	74,263	72,482
Goodwill	11,255	11,255
Intangible assets, net	4,255	4,621
Property and equipment, net of accumulated depreciation of $1,763 and $1,647	2,170	2,239

Total assets	$91,943	$90,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,781	$1,674
Dividends payable	3,702	3,074
Compensation and benefits payable	10,710	12,677
Income taxes payable	—	85
Other current liabilities	13	13

Total current liabilities	16,206	17,523
Deferred income taxes	549	969
Deferred rent	1,266	1,348

Total long-term liabilities	1,815	2,317

Total liabilities	18,021	19,840

Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,522,398 and outstanding 8,026,845 shares at September 30, 2012; issued 8,105,018 and outstanding 7,707,189 shares at December 31, 2011	85	81
Additional paid-in capital	85,584	76,969
Treasury stock, at cost – 495,553 shares at September 30, 2012; 397,829 shares at December 31, 2011	(18,502)	(14,706)
Accumulated other comprehensive income, net of deferred taxes	691	1,940
Retained earnings	6,064	6,473

Total stockholders’ equity	73,922	70,757

Total liabilities and stockholders’ equity	$91,943	$90,597

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
REVENUES:
Advisory fees
Asset-based	$14,485	$13,376	$42,677	$41,034
Performance-based	69	—	1,251	991
Trust fees	3,715	3,468	10,943	10,297
Other revenues, net	672	(796)	2,000	(406)

Total revenues	18,941	16,048	56,871	51,916

EXPENSES:
Employee compensation and benefits	11,397	8,295	32,196	27,084
Sales and marketing	350	221	823	666
Westwood mutual funds	292	34	776	523
Information technology	649	503	1,874	1,503
Professional services	739	710	3,681	2,438
General and administrative	1,183	988	3,354	2,870

Total expenses	14,610	10,751	42,704	35,084

Income before income taxes	4,331	5,297	14,167	16,832
Provision for income taxes	1,827	2,014	5,680	6,263

Net income	2,504	3,283	8,487	10,569

Other comprehensive income:
Unrealized gain (loss) on investment securities, net of income taxes of $0, $5, $(714), and $386, respectively	—	10	(1,309)	717
Foreign currency translation gain	78	—	60	—

Total comprehensive income	$2,582	$3,293	$7,238	$11,286

Earnings per share:
Basic	$0.35	$0.47	$1.19	$1.51
Diluted	$0.34	$0.46	$1.16	$1.47
Dividends declared per share	$0.37	$0.35	$1.11	$1.05

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(in thousands, except share amounts)

(unaudited)

	Westwood Holdings Group, Inc. Common Stock, Par		Addi- tional Paid-In	Treasury	Accumu- lated Other Comp- rehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
BALANCE, January 1, 2012	7,707,189	$81	$76,969	$(14,706)	$1,940	$6,473	$70,757
Net income						8,487	8,487
Other comprehensive income					(1,249)		(1,249)
Issuance of restricted stock, net	401,130	4	(4)				—
Dividends declared						(8,896)	(8,896)
Restricted stock amortization			7,635				7,635
Tax benefit related to equity compensation			774				774
Stock options exercised	16,250	—	210				210
Purchase of treasury stock	(97,724)			(3,796)			(3,796)

BALANCE, September 30, 2012	8,026,845	$85	$85,584	$(18,502)	$691	$6,064	$73,922

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,487	$10,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	257	184
Amortization of intangible assets	366	374
Fair value adjustment of liabilities	(96)	(126)
(Gain) on sale of available for sale investment	(803)	—
Unrealized (gains) and losses on trading investments	(164)	682
Restricted stock amortization	7,635	7,601
Loss on disposal of property	1	—
Deferred income taxes	931	1,147
Excess tax benefits from stock based compensation	(676)	(692)
Net purchases of investments – trading securities	96	(5,109)
Change in operating assets and liabilities:
Accounts receivable	(495)	(649)
Other current assets	(684)	(168)
Accounts payable and accrued liabilities	(2,691)	170
Compensation and benefits payable	(1,996)	704
Income taxes payable and prepaid income taxes	(961)	(706)
Other liabilities	(69)	335

Net cash provided by operating activities	9,138	14,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of available for sale investment	950	—
Purchase of property and equipment	(238)	(1,092)

Net cash provided by (used in) investing activities	712	(1,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(3,796)	(5,858)
Excess tax benefits from stock based compensation	676	692
Cash dividends	(5,475)	(5,295)
Proceeds from exercise of stock options	210	65

Net cash used in financing activities	(8,385)	(10,396)

EFFECT OF CURRENCY RATE CHANGES ON CASH	48	—

NET INCREASE IN CASH	1,513	2,828
Cash and cash equivalents, beginning of period	5,264	1,744

Cash and cash equivalents, end of period	$6,777	$4,572

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,708	$5,877

See notes to interim consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Westwood Holdings Group, Inc. (“Westwood”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its subsidiaries, Westwood Management Corp. (“Westwood Management”), Westwood Trust (“Westwood Trust”) and Westwood International Advisors Inc. (“Westwood International”). Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals with trust and custodial services and participation in its sponsored common trust funds. Westwood International provides investment advisory services to institutional investors. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations.

Westwood Management is a registered investment adviser under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking. Westwood International is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our financial position as of September 30, 2012, and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the periods in these consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

During the third quarter of 2012, we completed our annual goodwill impairment assessment and determined that no impairment loss was required. We perform annual impairment assessments as of July 1 and reassess if circumstances indicate a potential impairment between annual assessment dates. We assess the fair value of our business units for goodwill purposes using a market multiple approach.

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

Long-term Compensation Agreements

We entered into long-term compensation agreements with certain key employees of Westwood International Advisors Inc., our Canadian subsidiary launched in the second quarter of 2012. These agreements stipulate that cash sign on bonuses paid to these employees can be earned over multi-year periods. In certain circumstances, these payments will be forfeited to us if the employment of these individuals is terminated before completion of the contractual earning period. Payments made in advance under these agreements are included in “Other current assets” on our Consolidated Balance Sheet, net of amounts already amortized.

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

We have issued restricted stock and granted stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan as amended, (the “Plan”). We valued stock options granted in accordance with the Black-Scholes option-pricing model and expensed this value over the periods in which the options vested. Implementation of the Black-Scholes option-pricing model required us to make certain assumptions, including expected volatility, risk-free interest rate, expected dividend yield and expected life of the options. We utilized assumptions that we believed to be most appropriate at the time of the valuation. Had we used different assumptions in the pricing model, the expense recognized for stock options may have been different than the expense recognized in our consolidated financial statements. We must also apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, our stock-based compensation expense and results of operations could be materially affected.

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2012 and 2011, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of dilutive shares of restricted stock and stock options granted to employees and non-employee directors and contingently issuable shares. There were no anti-dilutive restricted shares or options as of September 30, 2012 or 2011.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$2,504	$3,283	$8,487	$10,569

Weighted average shares outstanding – basic	7,166,020	7,005,473	7,138,878	6,976,988
Dilutive potential shares from unvested restricted shares	157,225	172,430	157,966	186,780
Dilutive contingently issuable shares	—	22,380	—	23,475
Dilutive potential shares from stock options	—	15,855	4,170	17,092

Weighted average shares outstanding – diluted	7,323,245	7,216,138	7,301,014	7,204,335

Earnings per share:
Basic	$0.35	$0.47	$1.19	$1.51
Diluted	$0.34	$0.46	$1.16	$1.47

4. INVESTMENTS

Investment balances are presented in the table below (in thousands). All investments are carried at fair value. Our investments in Teton shares are accounted for as available for sale securities. All other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2012:
U.S. Government obligations	$26,999	$2	$—	$27,001
Money Market Funds	10,209	—	—	10,209
Equity – available for sale	—	975	—	975
Equity Funds - trading	3,993	350	—	4,343
Fixed Income Funds - trading	10,333	52	—	10,385

Marketable securities	$51,534	$1,379	$—	$52,913

December 31, 2011:
U.S. Government obligations	$35,499	$8	$—	$35,507
Money Market Funds	11,458	—	—	11,458
Equity – available for sale	—	2,999	—	2,999
Equity Funds - trading	3,161	248	(9)	3,400
Fixed Income Funds - trading	1,503	1	—	1,504

Marketable securities	$51,621	$3,256	$(9)	$54,868

5. FAIR VALUE MEASUREMENTS

We determined estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 4 and 5 to the consolidated financial statements are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood FundsTM mutual funds and Westwood Trust common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. Market values of our money market holdings generally do not fluctuate. The fair value of the Teton shares, which is designated as an “available for sale” security, is equal to the closing market price as of September 30, 2012 of $13.00 per share, less a 25% discount for lack of marketability.

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable, and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of September 30, 2012
Investments in securities:
Trading	$47,595	$4,343	$—	$51,938
Available for sale	—	—	975	975

Total Financial instruments	$47,595	$4,343	$975	$52,913

As of December 31, 2011
Investments in securities:
Trading	$50,592	$1,277	$—	$51,869
Available for sale	—	—	2,999	2,999

Total Financial instruments	$50,592	$1,277	$2,999	$54,868

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

	Three Months Ended September 30,		Nine months Ended September 30,
Investments in available for sale securities (in thousands)	2012	2011	2012	2011
Beginning balance	$975	$2,512	$2,999	$1,425
Proceeds from sale	—	—	(803)	—
Unrealized gains/(losses) included in Other Comprehensive Income	—	16	(1,221)	1,103

Ending balance	$975	$2,528	$975	$2,528

6. INTANGIBLE ASSETS

The following is a summary of our intangible assets at September 30, 2012 and December 31, 2011 (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumu- lated Amortiz- ation	Net Carrying Amount
September 30, 2012
Client relationships	14.2	$5,005	$(768)	$4,237
Trade names	2.0	256	(241)	15
Non-compete agreements	2.3	26	(23)	3

Total		$5,287	$(1,032)	$4,255

December 31, 2011
Client relationships	14.2	$5,005	$(498)	$4,507
Trade names	2.0	256	(153)	103
Non-compete agreements	2.3	26	(15)	11

Total		$5,287	$(666)	$4,621

Amortization expense was $366,000 and $374,000 for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense for intangible assets for the next five years follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2012	$472
2013	359
2014	359
2015	359
2016	359

7. EQUITY

On July 19, 2012, our board of directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. This authorization supersedes a share repurchase program authorized in August 2011 that was scheduled to expire on August 9, 2012. The stock repurchase program does not have an expiration date and may be discontinued at any time by our board of directors.

On July 19, 2012, we declared a quarterly cash dividend of $0.37 per share on common stock payable on October 1, 2012 to stockholders of record on September 14, 2012.

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

	As of September 30, 2012
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$1,594	$10.4	$10.4
Common Trust Funds	1,967	4.3	4.3
LLCs	367	—	—
Partnership	—	—	—

	As of December 31, 2011
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$1,293	$3.6	$3.6
Common Trust Funds	1,675	1.3	1.3
LLCs	435	—	—
Partnership	25	—	—

9. STOCK BASED COMPENSATION

The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 3,398,100 shares and as of September 30, 2012, approximately 472,000 shares remained available for issuance under the Plan.

The following table presents the total expense recorded for stock based compensation (in thousands):

	Nine months ended September 30,
	2012	2011
Service condition restricted stock expense	$5,656	$5,848
Performance-based based restricted stock expense	1,979	1,753

Total stock based compensation expense	$7,635	$7,601

Restricted Stock

Under the Plan, we have granted to employees and non-employee directors restricted stock that is subject to a service condition, and to certain key employees restricted stock that is subject to a service condition and performance goals. As of September 30, 2012, approximately $24.5 million of remaining unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.2 years. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and non-employee directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the nine months ended September 30, 2012:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2012	561,070	$36.37
Granted	209,780	39.26
Vested	(206,375)	36.19
Forfeited	(8,650)	37.48

Non-vested, September 30, 2012	555,825	37.51

Performance-based restricted share grants

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

The following table details the status and changes in our restricted stock grants that are subject to service and performance conditions for the nine months ended September 30, 2012:

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2012	105,000	$39.90
Granted	200,000	39.31
Vested	—	—
Forfeited	—	—

Non-vested, September 30, 2012	305,000	39.51

10. CONTINGENCIES

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC (File no. CV-12-460520). The suit is related to the hiring of certain members of Westwood’s Global and Emerging Markets investment team who were previously employed by the plaintiff. AGF is alleging the former employees breached their contractual and fiduciary obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million. We intend to vigorously defend these allegations.

11. SEGMENT REPORTING

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

Advisory

Our Advisory segment provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals and the Westwood Funds™, as well as investment subadvisory services to mutual funds and our Trust segment. Westwood Management and Westwood International Adivsors are included in our Advisory segment.

Trust

Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2012
Net revenues from external sources	$15,226	$3,715	$—	$—	$18,941
Net intersegment revenues	1,564	3	—	(1,567)	—
Income before income taxes	6,666	551	(2,886)	—	4,331
Segment assets	83,744	13,932	(5,733)	—	91,943
Segment goodwill	5,219	6,036	—	—	11,255

Three months ended September 30, 2011
Net revenues from external sources	$12,574	$3,474	$—	$—	$16,048
Net intersegment revenues	1,182	4	—	(1,186)	—
Income before income taxes	7,083	623	(2,409)	—	5,297
Segment assets	71,263	13,954	(1,017)	—	84,200
Segment goodwill	5,259	6,079	—	—	11,338

Nine months ended September 30, 2012
Net revenues from external sources	$45,927	$10,944	$—	$—	$56,871
Net intersegment revenues	4,020	12	—	(4,032)	—
Income before income taxes	20,091	1,712	(7,636)	—	14,167

Nine months ended September 30, 2011
Net revenues from external sources	$41,612	$10,304	$—	$—	$51,916
Net intersegment revenues	3,574	12	—	(3,586)	—
Income before income taxes	22,866	1,567	(7,601)	—	16,832

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

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds™, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International was established in the second quarter of 2012 and provides Global and Emerging Markets investment advisory services to institutional clients. Our revenues are generally derived from fees based on a percentage of assets under management. We have been providing investment advisory services since 1983 and, according to recognized industry sources including Morningstar, Inc., our principal asset classes have consistently ranked above the median in performance within their peer groups when measured over ten years and longer. Percentages stated in this section are rounded to the nearest whole percent.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contract, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue from performance-based fees at the end of the measurement periods. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is fully recognized within the quarter and our consolidated financial statements contain no deferred advisory fee revenues.

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

Assets Under Management

Assets under management increased $2.4 billion to $14.1 billion at September 30, 2012 compared with $11.7 billion at September 30, 2011. The average of beginning and ending assets under management for the third quarter of 2012 was $13.6 billion compared to $12.8 billion for the third quarter of 2011, an increase of 6%.

The following table displays assets under management as of September 30, 2012 and 2011:

	As of September 30, (in millions)		% Change September 30, 2012 vs.
	2012	2011	September 30, 2011
Institutional	$9,208	$7,769	19%
Private Wealth	3,270	2,796	17
Mutual Funds	1,594	1,089	46

Total Assets Under Management	$14,072	$11,654	21%

•

Institutional includes separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals; subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; and managed account relationships with brokerage firms and other registered investment advisors which offer Westwood products to their customers.

•

Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. Also included are assets acquired in the McCarthy transaction representing institutional and high net worth clients for which Westwood provides investment management and advisory services.

•	Mutual Funds include the Westwood Funds™, a family of U.S.-registered mutual funds for which Westwood Management serves as advisor.

•

Westwood Trust had assets under management of $2.5 billion at September 30, 2012 compared with $1.9 billion at September 30, 2011. Westwood Trust assets under management are included in “Private Wealth” in the table above.

•

Westwood International, which began providing investment advisory services in the third quarter of 2012, had assets under management for external clients of $486 million as of September 30, 2012. These assets are included in “Institutional” in the above table. In addition, Westwood International subadvised $254 million in Westwood Trust common trust fund assets as of September 30, 2012, for total assets under management of $740 million. The Westwood Trust common trust fund assets are included in “Private Wealth” in the table above.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Institutional
Beginning of period assets	$8,511	$9,432	$8,735	$8,359
Inflows	95	278	1,055	1,429
Outflows	(321)	(245)	(1,619)	(894)

Net flows	174	33	(564)	535
Market appreciation/(depreciation)	523	(1,696)	1,037	(1,125)
Net change	697	(1,663)	473	(590)

End of period assets	9,208	7,769	9,208	7,769

Private Wealth
Beginning of period assets	3,166	3,203	3,051	3,148
Inflows	62	127	290	238
Outflows	(91)	(82)	(347)	(329)

Net flows	(29)	45	(57)	(91)
Market appreciation/(depreciation)	133	(452)	276	(261)
Net change	104	(407)	219	(352)

End of period assets	3,270	2,796	3,270	2,796

Mutual Funds
Beginning of period assets	1,476	1,288	1,293	970
Inflows	100	99	352	448
Outflows	(55)	(106)	(190)	(200)

Net flows	45	(7)	162	248
Market appreciation/(depreciation)	73	(192)	139	(129)
Net change	118	(199)	301	119

End of period assets	1,594	1,089	1,594	1,089

Total
Beginning of period assets	13,153	13,923	13,079	12,477
Inflows	657	504	1,697	2,115
Outflows	(467)	(433)	(2,156)	(1,423)

Net flows	190	71	(459)	692
Market appreciation/(depreciation)	729	(2,340)	1,452	(1,515)
Net change	919	(2,269)	993	(823)

End of period assets	$14,072	$11,654	$14,072	$11,654

Three months ended September 30, 2012 and 2011

The $919 million increase in assets under management for the three months ended September 30, 2012 was due to market appreciation of $729 million and inflows of $657 million partially offset by outflows of $467 million. Inflows were primarily driven by new institutional accounts in our Emerging Markets strategy managed by Westwood International and inflows into the Westwood Income Opportunity mutual fund. Outflows were primarily related to rebalancing by clients across multiple products.

The $2.3 billion decrease in assets under management for the three months ended September 30, 2011 was due primarily to market depreciation of $2.3 billion

Nine months ended September 30, 2012 and 2011

The $993 million increase in assets under management for the nine months ended September 30, 2012 was due to inflows of $1.7 billion and market appreciation of $1.5 billion, partially offset by outflows of $2.2 billion. Inflows were primarily driven by new institutional accounts in our Emerging Markets strategy managed by Westwood International, inflows into the Westwood Income Opportunity mutual fund and inflows into new and existing accounts in our Income Opportunity and LargeCap Value strategies. Outflows were primarily related to rebalancing by LargeCap Value institutional accounts.

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

Results of Operations

In the second quarter of 2012, as part of our long-standing strategy to expand our research capabilities and product offerings, we established Westwood International Advisors, based in Toronto, to manage Global and Emerging Markets Equity strategies. Westwood International began providing investment management services during the third quarter of 2012 and ended the quarter with assets under management from external clients of $486 million. In addition, Westwood International Subadvised $254 million in Westwood Trust common trust fund assets as of September 30, 2012, for total assets under management of $740 million. Westwood International had 11 full-time employees as of September 30, 2012. As Westwood International has only recently commenced operations, our Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2012 includes minimal revenues and significant costs related to Westwood International’s operations.

The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2012 is based upon data derived from the consolidated statements of comprehensive income contained in our consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2012 vs.	Nine months ended September 30, 2012 vs.
	2012	2011	2012	2011	September 30, 2011	September 30, 2011
Revenues
Advisory fees
Asset-based	$14,485	$13,376	$42,677	$41,034	8%	4%
Performance-based	69	—	1,251	991	NM	26
Trust fees	3,715	3,468	10,943	10,297	7	6
Other revenues	672	(796)	2,000	(406)	184	593

Total revenues	18,941	16,048	56,871	51,916	18	10

Expenses
Employee compensation and benefits	11,397	8,295	32,196	27,084	37	19
Sales and marketing	350	221	823	666	58	24
Westwood mutual funds	292	34	776	523	759	48
Information technology	649	503	1,874	1,503	29	25
Professional services	739	710	3,681	2,438	4	51
General and administrative	1,183	988	3,354	2,870	20	17

Total expenses	14,610	10,751	42,704	35,084	36	22

Income before income taxes	4,331	5,297	14,167	16,832	(18)	(16)
Provision for income taxes	1,827	2,014	5,680	6,263	(9)	(9)

Net income	$2,504	$3,283	$8,487	$10,569	(24)%	(20)%

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Total Revenues. Our total revenues increased by 18% to $18.9 million for the three months ended September 30, 2012 compared with $16.0 million for the three months ended September 30, 2011. Asset-based advisory fees increased by 8% to $14.5 million for the three months ended September 30, 2012 compared with $13.4 million for the three months ended September 30, 2011 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance-based advisory fees increased $69,000 due to an adjustment to the performance fee we earned in the second quarter of 2012. Trust fees increased by 7% to $3.7 million for the three months ended September 30, 2012 compared with $3.5 million for the three months ended September 30, 2011 as a result of increased assets under management at Westwood Trust primarily due to market appreciation. Other revenues, which generally consist of interest and investment income, increased by 184% to $672,000 for the three months ended September 30, 2012 compared with $(796,000) for the three months ended September 30, 2011. Other revenues are presented on a net basis and increased primarily due to increases of $1.2 million in unrealized gains on investments, $134,000 in dividend income and $133,000 in net realized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 37% to $11.4 million for the three months ended September 30, 2012 compared with $8.3 million for the three months ended September 30, 2011. The increase was primarily due to increases of $1.6 million in expense related to amortization of multi-year bonus agreements, $709,000 in salary expense due primarily to increased average headcount and salary increases, $405,000 in performance-based restricted stock expense and $224,000 in incentive compensation expense. During the second quarter of 2012, we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of performance-based restricted shares to vest. We had 97 full-time employees as of September 30, 2012 compared to 81 full-time employees as of September 30, 2011.

Sales and Marketing. Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 58% to $350,000 for the three months ended September 30, 2012 compared with $221,000 for the three months ended September 30, 2011. The increase was primarily the result of increased direct marketing and travel expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds™. Westwood Mutual Funds expenses increased to $292,000 for the three months ended September 30, 2012 compared with $34,000 for the three months ended September 30, 2011. In the third quarter of 2011, we recorded a $166,000 reduction in the Contingent liability related to the 2009 acquisition of the Philadelphia Fund. Excluding this adjustment, Westwood Matual Funds expenses for the three months ended September 30, 2011 were $200,000. The remainder of the year-over-year increase was due to an increase in shareholder servicing costs as well as subadvisory expenses related to a new fund launched in the fourth quarter of 2011.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 29% to $649,000 for the three months ended September 30, 2012 compared with $503,000 for the three months ended September 30, 2011. The increase was primarily due to software and software implementation costs related to upgraded client reporting and portfolio accounting systems, increased research expenses and increased equipment expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 4% to $739,000 for the three months ended September 30, 2012 compared with $710,000 for the three months ended September 30, 2011 primarily due to legal fees. These increases were partially offset by decreased financial advisory expense due to the termination of subadvisors on International common trust funds in the fourth quarter of 2011 and the second quarter of 2012. Financial advisory expense related to the terminated International subadvisors was $0 and $175,000 for the three months ended September 30, 2012 and 2011, respectively.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 20% to $1.2 million for the three months ended September 30, 2012 compared with $1.0 million for the three months ended September 30, 2011. The increase was primarily due to rent expense for our new Toronto office, non-marketing travel expenses related to Westwood International and increased custody expense.

Provision for Income Tax Expense. Provision for income tax expenses decreased by 9% to $1.8 million for the three months ended September 30, 2012 compared with $2.0 million for the three months ended September 30, 2011. The effective tax rate increased to 42.2% for the three months ended September 30, 2012 from 38.0% for the three months ended September 30, 2011 primarily due to operating losses from Westwood International, which is taxed at a lower Canadian tax rate.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Total Revenues. Our total revenues increased by 10% to $56.9 million for the nine months ended September 30, 2012 compared with $51.9 million for the nine months ended September 30, 2011. Asset-based advisory fees increased by 4% to $42.7 million for the nine months ended September 30, 2012 compared with $41.0 million for the nine months ended September 30, 2011 as a result of increased average assets under management due to market appreciation and inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance-based advisory fees increased 26% to $1.3 million for the nine months ended September 30, 2012 compared with $1.0 million for the nine months ended September 30, 2011. Trust fees increased by 6% to $10.9 million for the nine months ended September 30, 2012 compared with $10.3 million for the nine months ended September 30, 2011 as a result of increased assets under management by Westwood Trust due to market appreciation and inflows from new accounts, partially offset by the withdrawal of assets by certain clients. Other revenues, which generally consist of interest and investment income, increased 593% to $2.0 million for the nine months ended September 30, 2012 compared with $(406,000) for the nine months ended September 30, 2011. Other revenues are presented on a net basis and increased primarily due to increases of $1.2 million in net realized gains on investments, which included a gain of $803,000 from the sale of 100,000 Teton shares, $942,000 in unrealized gains and $307,000 in dividend income.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 19% to $32.2 million for the nine months ended September 30, 2012 compared with $27.1 million for the nine months ended September 30, 2011. The increase was primarily due to increases of $2.8 million in expense related to amortization of multi-year bonus agreements, $1.6 million in salary expense due primarily to increased average headcount and salary increases and $418,000 in incentive compensation expense. In the second quarter of 2012, we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of performance-based restricted shares to vest. We had 97 full-time employees as of September 30, 2012 compared to 81 full-time employees as of September 30, 2011.

Sales and Marketing. Sales and marketing costs increased by 24% to $823,000 for the nine months ended September 30, 2012 compared with $666,000 for the nine months ended September 30, 2011. The increase is primarily the result of increased direct marketing, travel and entertainment expenses partially offset by decreased referral fee expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses increased by 48% to $776,000 for the nine months ended September 30, 2012 compared with $523,000 for the nine months ended September 30, 2011 due to increased shareholder servicing costs, a prior year decrease in expense related to the acquisition liability recorded as part of the mutual fund acquisition completed in 2009 and subadvisory expenses related to a new fund launched in the fourth quarter of 2011. These increases were partially offset by decreases in fund related legal expenses and fund expense reimbursements.

Information Technology. Information technology costs increased by 25% to $1.9 million for the nine months ended September 30, 2012 compared with $1.5 million for the nine months ended September 30, 2011. The increase is primarily due to software and software implementation costs related to upgraded client reporting and portfolio accounting systems, increased research expenses, increased equipment expenses and increased support costs.

Professional Services. Professional services expenses increased by 51% to $3.7 million for the nine months ended September 30, 2012 compared with $2.4 million for the nine months ended September 30, 2011 primarily due to one-time recruiting and legal fees related to the hiring of Westwood International employees, increased legal fees and increased tax adviser expense. These increases were partially offset by decreased financial advisory expense due to the termination of subadvisors on International common trust funds in the fourth quarter of 2011 and the second quarter of 2012 and lower audit expense. Financial advisory expense related to the terminated International Subadvisors was $204,000 and $590,000 for the nine months ended September 30, 2012 and 2011, respectively.

General and Administrative. General and administrative expenses increased by 17% to $3.4 million for the nine months ended September 30, 2012 compared with $2.9 million for the nine months ended September 30, 2011. The increase is primarily due to non-marketing travel expenses related to Westwood International, increased rent expense due to a new lease for our Dallas office effective September 2011 and rent expense for our new Toronto office, partially offset by decreases in training expenses and expenses related to our office relocation in 2011.

Provision for Income Tax Expense. Provision for income tax expenses decreased by 9% to $5.7 million for the nine months ended September 30, 2012 compared with $6.3 million for the nine months ended September 30, 2011. The effective tax rate increased to 40.0% for the nine months ended September 30, 2012 from 37.2% for the nine months ended September 30, 2011 primarily due to operating losses from Westwood International, which is taxed at a lower Canadian tax rate, and provision to return adjustments from our 2011 federal tax return.

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

Our Economic Earnings decreased by 5% to $5.6 million for the three months ended September 30, 2012 compared with $5.9 million for the three months ended September 30, 2011, primarily due to increases in Economic Expenses. For the nine months ended September 30, 2012, Economic Earnings decreased by 11% to $16.6 million compared with $18.7 million for the nine months ended September 30, 2011, primarily due to increases in Economic Expenses.

The following tables provide a reconciliation of net income to Economic Earnings and total expenses to Economic Expenses (in thousands):

	Three Months Ended September 30%
	2012	2011	Change
Net Income	$2,504	$3,283	(24)%
Add: Restricted stock expense	2,886	2,409	20
Add: Intangible amortization	122	125	(2)
Add: Deferred taxes on goodwill	47	47	—

Economic Earnings	$5,559	$5,864	(5)

Total expenses	$14,610	$10,751	36
Less: Restricted stock expense	(2,886)	(2,409)	20
Less: Intangible amortization	(122)	(125)	(2)

Economic Expenses	$11,602	$8,217	41%

	Nine months Ended September 30%
	2012	2011	Change
Net Income	$8,487	$10,569	(20)%
Add: Restricted stock expense	7,635	7,601	—
Add: Intangible amortization	366	374	(2)
Add: Deferred taxes on goodwill	142	142	—

Economic Earnings	$16,630	$18,686	(11)

Total expenses	$42,704	$35,084	22
Less: Restricted stock expense	(7,635)	(7,601)	—
Less: Intangible amortization	(366)	(374)	(2)

Economic Expenses	$34,703	$27,109	28%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2012, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2012, cash flow provided by operating activities, principally our investment advisory business, was $9.1 million. At September 30, 2012, we had working capital of $58.1 million. Cash flow provided by investing activities during the nine months ended September 30, 2012 of $710,000 was related to the sale of an available for sale investment, partially offset by purchases of fixed assets. Cash flow used in financing activities during the nine months ended September 30, 2012 of $8.4 million was due to the payment of dividends and the purchase of treasury shares partially offset by tax benefits from equity-based compensation and proceeds from the issuance of stock from option exercises.

We had cash and investments of $59.7 million as of September 30, 2012 and $60.1 million as of December 31, 2011. Dividends payable were $3.7 million and $3.1 million as of September 30, 2012 and December 31, 2011, respectively. We had no liabilities for borrowed money at September 30, 2012.

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

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in our financial statements for the year ending December 31, 2012. It did not have a material effect on our consolidated financial statements.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

For the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business. We do not believe the outcome of such proceedings will have a material impact on our financial position, operations or cash flow.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC (File no. CV-12-460520). The suit is related to the hiring of certain members of Westwood’s Global and Emerging Markets investment team who were previously employed by the plaintiff. AGF is alleging the former employees breached their contractual and fiduciary obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million. We intend to vigorously defend these allegations.

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

Dated: October 18, 2012	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer