Form 10-K
period 2012-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2013-02-28
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value on June 30, 2012 of the voting and non-voting common equity held by non-affiliates of the registrant was $249,133,000. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 24, 2013: 8,123,263.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

General

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. (“Westwood Management”), Westwood Trust, and Westwood International Advisors Inc. (“Westwood International”). Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, a family of mutual funds called the Westwood FundsTM, other mutual funds, individuals and clients of Westwood Trust. We changed the name of our mutual fund family in early 2012 from the WHG Funds to the Westwood FundsTM as part of an effort to consolidate our branding strategies under the Westwood name, which has significant meaning to our firm. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Westwood International, based in Toronto, Canada, was established in the second quarter of 2012 and provides global and emerging markets investment advisory services to institutional clients, the Westwood FundsTM, other mutual funds and clients of Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management. Westwood Management, Westwood Trust and Westwood International collectively managed assets valued at approximately $14.2 billion at December 31, 2012.

The success of our business is very dependent on client relationships. We believe that, in addition to investment performance, client service is paramount in the asset management business. Accordingly, a major focus of our business strategy is to build strong relationships with clients to enhance our ability to anticipate their needs and satisfy their investment objectives. Our team approach is designed to deliver efficient, responsive service to our clients. Our success is dependent to a significant degree on investment performance and our ability to provide attentive client service.

We were incorporated under the laws of the State of Delaware on December 12, 2001. We are an independent public company and our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock of Westwood Management, Westwood Trust and Westwood International.

One of several priorities on which we have focused since 2002 is the building of a foundation in terms of personnel and infrastructure to support a much larger business. We have also developed products that we expect to be desirable within our target institutional, private wealth and mutual fund markets. The costs of developing new products and building the organization can result in incurring expenses before significant offsetting revenues are realized. We believe that the business foundation and a range of appropriate products are now in place, and we have been taking these products in recent years to our served markets where they have been received with a high level of interest, thereby generating new revenue streams.

Available Information

We maintain a website at www.westwoodgroup.com. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this Report or any other filing that we make with the Securities and Exchange Commission (“SEC”). All of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website. Additionally, our Code of Business Conduct and Ethics, our

Corporate Governance Guidelines and our Audit Committee, Compensation Committee and Governance/Nominating Committee Charters are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to Mark A. Wallace, our Chief Financial Officer, at the address set forth in the front of this Report. The public can also obtain any document we file with the SEC at www.sec.gov.

Advisory

General

Our advisory business is comprised of Westwood Management and Westwood International.

Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums depend on the strategy offered but generally range from $10 million to $25 million. Westwood Management also provides advisory services to individuals and the Westwood FundsTM and subadvisory services to other mutual funds. Our overall investment philosophy was developed by our Founder and Chairman, Susan M. Byrne, and is implemented by a team of investment professionals under the leadership of our Chief Investment Officer, Mark Freeman. With respect to the bulk of assets under management we utilize a “value” investment style focused on achieving a superior long-term, risk-adjusted return by investing in companies with high levels of free cash flow, improving returns on equity, strengthening balance sheets and well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment team members average investment experience of fifteen years and one third of the team has worked together at Westwood for more than six years. Team continuity and years of experience are among the critical elements required for successfully managing investments.

Westwood International provides investment advisory services to large institutions and subadvisory services to the National Bank Westwood Funds, which are mutual funds offered by National Bank of Canada. Westwood International has entered into a Memorandum of Understanding (“MOU”) with Westwood Management pursuant to which Westwood International is considered a “participating affiliate” of Westwood Management as that term is used in relief granted by the staff of the SEC allowing U.S. registered investment advisers to use portfolio management or research resources of advisory affiliates subject to the supervision of a registered adviser. Pursuant to the MOU, Westwood International professionals provide advisory and subadvisory services to certain Westwood Funds, common trust funds sponsored by Westwood Trust. and large U.S. institutions under the supervision of Westwood Management.

Investment Strategies

We offer a broad range of investment strategies allowing us to serve various client types and investment objectives. Approximately 37% of our assets under management are invested in our LargeCap Value strategy. The principal investment strategies currently managed by Westwood Management are as follows:

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

SMidCap Value: Investments in equity securities of approximately 45-60 companies with market capitalizations between $500 million and $10 billion. Similar to our other value-oriented investment strategies, we seek to discover operational improvements driving earnings growth within small to mid-size companies that can be purchased inexpensively. This strategy reached its asset capacity in 2010 and is now closed to new investors.

SmallCap Value: Investments in equity securities of approximately 50-70 companies with market capitalizations between $100 million and $2 billion. Similar to our other value-oriented investment strategies, we seek to invest in high quality companies whose earnings growth is driven by operational improvements not yet fully recognized by the market.

AllCap Value: Investments in equity securities of approximately 50-80 well-seasoned companies. The portfolio generally comprises our investment professionals’ best ideas among companies with market capitalizations above $100 million. Similar to our other value-oriented investment strategies, we seek to invest in companies across a broad range of market capitalizations where we expect that future profitability, driven by operational improvements, will be higher than expectations currently reflected in share prices.

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

Master Limited Partnerships (“MLPs”): Investments include MLPs (including limited partnerships and general partnerships) and other securities. Within these types of securities, the portfolio focuses on partnerships that exhibit higher distribution yields, stable and predictable cash flows, low correlations to other asset classes, and growth potential.

Investment Grade Fixed Income: Investments in high-grade, intermediate term corporate and government bonds. We seek to add value to client portfolios through yield curve positioning and investing in debt instruments with improving credit quality potential.

Each investment strategy consists of a portfolio of equity or fixed income securities selected by Westwood’s portfolio teams and chosen to optimize long-term returns consistent with Westwood’s investment philosophy. Our portfolio teams make decisions for Westwood Management investment strategies in accordance with the investment objectives and policies of those strategies, including determining when and which securities to purchase and sell.

We employ a value-oriented approach for our domestic equity investment strategies. The common thread that permeates these strategies is our disciplined approach to controlling risk and preserving client assets whenever possible. Our investment teams seek to invest in companies with high levels of free cash flow, improving returns on equity, and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. Through investments in companies that exhibit these characteristics, we seek to demonstrate consistently superior performance relative to our industry peers and relevant benchmark indices.

We believe we have established a track record of delivering competitive risk-adjusted returns for our clients. On an asset-weighted basis, more than 90 percent of our investment strategies have delivered above-benchmark performance and more than 95 percent have experienced below-benchmark volatility.

Westwood International offers investment strategies that allow us to serve clients wishing to invest in strategies offering access to global and emerging markets. Over 70% of Westwood International’s $888 million of assets under management at December 31, 2012 is invested in our Emerging Markets strategies. The principal investment strategies currently managed by Westwood International are as follows:

Emerging Markets: This strategy invests in the common stocks of 70-90 companies that are located or have primary operations in emerging markets and have market capitalizations above USD $500 million. The portfolio is invested in companies that we believe are sound businesses that are mispriced and can generate positive and sustainable earnings growth, thus generating economic profits growth over time.

Emerging Markets Plus: Similar to Emerging Markets, this strategy invests in the common stock of 50-70 companies that are located or have primary operations in emerging markets and have market capitalizations above USD $1.5 billion. The portfolio is invested in companies that we believe are sound businesses that are mispriced and can generate positive and sustainable earnings growth, thus generating economic profits growth over time.

Global Equity: Invests in the common stock of 65-85 companies located throughout the world, with market capitalizations above USD $1 billion. Similar to our Emerging Markets strategy, the portfolio invests in companies that we believe are sound businesses that are mispriced and can generate positive and sustainable earnings growth, thus generating economic profits growth over time.

Global Dividend: Invests in the common stock of 65-90 well-established companies around the world, with an emphasis on the sustainability and growth of dividends. This strategy seeks to invest in businesses that we believe are mispriced and can generate positive and sustainable earnings growth, thus achieving economic profits over time. The Global Dividend strategy searches for companies with liquidity, the ability to generate sustainable and positive economic profits, strong franchises with attractive valuations, earnings sustainability and an ability or prospective ability to pay dividends.

Our ability to grow assets under management is primarily dependent on our ability to generate competitive investment performance, our success in building strong relationships with investment consulting firms and other financial intermediaries as well as our ability to develop new client relationships. We continually seek to expand assets under management by growing our existing investment strategies as well as developing new ones. We intend to grow our investment strategies internally but may also consider acquiring new investment strategies from third parties, as discussed under “—Growth Strategy” below. Our growth strategy provides clients with more investment opportunities and diversifies assets under management, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients.

Advisory and Subadvisory Agreements

Westwood Management and Westwood International manage client accounts under investment advisory and subadvisory agreements. As is typical in the asset management industry, such agreements are usually terminable upon short notice and provide for compensation based on the market value of client assets under management. Westwood’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the previous quarter, or are based on a daily or monthly analysis of assets under management for the stated period. A few clients have contractual performance-based fee arrangements, which generate additional revenues if we outperform a specified index over a specific period of time. Revenue for performance-based fees is recorded at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood provides overall investment management services, including directing investments in conformity with client-established investment objectives and restrictions. Unless otherwise directed in writing by clients, Westwood has the authority to vote all proxies with respect to securities in client portfolios.

Westwood Management and Westwood International are parties to subadvisory agreements with other investment advisors under which they perform similar services as they do under advisory agreements. Our subadvisory fees are generally computed based upon the average daily assets under management and are payable on a monthly basis. As with our advisory agreements, these agreements are terminable upon short notice.

Under our subadvisory agreement with Teton Advisors, Inc., an affiliate of GAMCO Investors, Inc., Westwood Management provides investment advisory services to the Teton Westwood Funds family of mutual funds. Based on SEC filings, we believe that GAMCO Investors, Inc. owned 10.2% of our common stock as of December 31, 2012. Westwood Management received subadvisory payments from Teton Advisors, Inc. totaling $414,000, $502,000 and $573,000 for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

While Westwood Management provides subadvisory services with respect to the Teton Westwood Funds family of mutual funds, Westwood Management provides investment advisory services directly to the Westwood FundsTM family of mutual funds, which includes the Westwood Income Opportunity Fund, the Westwood SMidCap Fund, the Westwood LargeCap Value Fund, the Westwood SmallCap Value Fund, the Westwood Dividend Growth Fund, the Westwood SMidCap Plus+ Fund, the Westwood Short Duration High Yield Fund, the Westwood Emerging Markets Fund, the Westwood Global Equity Fund and the Westwood Global Dividend Fund. The Westwood Short Duration High Yield Fund is subadvised by SKY Harbor Capital Management, LLC, a registered investment adviser based in Greenwich, Connecticut. As of December 31, 2012, the Westwood FundsTM had assets under management of $1.6 billion.

Our four largest clients accounted for approximately 12.6% of our fee revenues for the year ended December 31, 2012. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.

Trust

General

Through Westwood Trust, we provide trust services and participation in Westwood Trust sponsored common trust funds to institutions and high net worth individuals and families generally having at least $2 million in investable assets. Westwood Trust seeks to define and improve risk/return profiles of client investment portfolios by complementing or enhancing existing investment strategies. Westwood Trust provides back office services to clients, including tax reporting, distribution of income to beneficiaries, preparation of account statements and attending to the special needs of particular trusts, and also serves as trustee for tax and estate-planning purposes and for special needs trusts. Westwood Trust is chartered and regulated by the Texas Department of Banking.

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

Services

Westwood Trust undertakes a fiduciary responsibility with regard to the management of each client’s assets and utilizes a consultative asset allocation approach. This approach involves our examining the client’s financial situation, including the client’s current portfolio of investments, and advising the client on ways to enhance investment returns and strengthen its financial position. Westwood Trust also provides custodial services, safekeeping and accounting services.

Common Trust Funds

Westwood Trust sponsors a number of common trust funds in which client assets are commingled to achieve economies of scale. Westwood Trust’s common trust funds fall within two basic categories: personal trusts and employee benefit trusts. Westwood Trust sponsors common trust funds for most of the investment strategies managed by Westwood Management. Westwood Trust also engages third-party subadvisors for some common trust funds, such as our Domestic Growth Equity and High Yield Bond common trust funds.

Enhanced Balanced Portfolios

Westwood Trust is a strong proponent of asset class diversification and offers its clients the ability to diversify among many different asset classes. Westwood Trust Enhanced Balanced™ portfolios combine these asset classes into a customizable portfolio for clients seeking to maximize return for a given level of risk. Periodic adjustments are made to asset class weightings in Enhanced Balanced ™ portfolios based on historical returns, risk and correlation data and our current capital markets outlook.

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

Subadvisory Relationships

Our subadvisory relationships allow us to extend the reach of our investment advisory services to clients of other investment companies with broad, established distribution capabilities. In subadvisory arrangements, our client is generally the investment company through which our services are offered to investors, typically via mutual fund offerings. The investment company that sponsors the mutual fund is responsible for relevant marketing, distribution, operational and accounting activities.

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

Growth Strategy

We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that this focused, stable team has contributed significantly to our solid investment performance, superior client service and a growing array of investment strategies. We believe that opportunities for future growth may come from our ability to:

•	generate growth from new and existing clients and consultant relationships

•	attract and retain key employees

•	grow assets in our existing investment strategies

•	foster continued growth of the Westwood Trust platform

•	foster expanded distribution via mutual funds

•	pursue strategic corporate development opportunities

•	pursue opportunities internationally through targeted sales and relationships with international distributors

•	continue to strengthen our brand name

•	develop or acquire new investment strategies

Generate growth from new and existing clients and consultant relationships. As our primary business objective, we intend to maintain and enhance existing relationships with clients and investment consultants by continuing to provide solid investment performance and attentive client service. We also intend to pursue growth through targeted sales and marketing efforts that emphasize our investment philosophy and performance and superior client service. New institutional client accounts are generally derived through investment consultants and we have developed productive long-term relationships with many national and regional investment consultants. We believe that the in-depth knowledge of our firm, our people and our processes embedded in our consultant and client relationships is a key factor when being considered for new client investment mandates.

Attract and retain key employees. In order to achieve our investment performance and client relationship objectives, we must be able to retain and attract talented professionals. We believe that we have created a workplace environment in which motivated, performance-driven, and client-oriented individuals thrive. As a public company, we are able to offer our employees a compensation program that includes strong equity incentives such that their success will be closely aligned with the success of our clients and stockholders. We believe that these factors are critical ingredients in maintaining a stable, client-focused environment that can support significant future growth.

Grow assets in our existing investment strategies. We believe our existing, seasoned investment strategies have significant capacity for additional assets. In order to further expand our offerings for current and prospective clients, we launched Westwood International in 2012, enabling us to offer four new equity strategies that focus on emerging and global markets: Emerging Markets, Emerging Markets Plus, Global Equity and Global Dividend. We believe these strategies are experiencing strong demand from investors and represent significant growth opportunities for us. Assets in our Income Opportunity strategy grew substantially in 2011 and 2012, exceeding $1.7 billion at the end of 2012, as the strategy continued to receive strong interest from our private wealth and mutual fund channels as well as from additional institutional mandates. We have the team in place to support these investment strategies in our target institutional, private wealth and mutual fund markets. If we continue to deliver strong investment performance, we believe that demand for these strategies can provide meaningful growth in assets under management.

Foster continued growth of the Westwood Trust platform. Westwood Trust has experienced solid growth in serving small to medium-sized institutions as well as high net worth individuals and families. We anticipate continued interest from clients and prospects in our diversified, highly attentive service model. A significant percentage of new asset growth at Westwood Trust stems from referrals and gathering additional assets from existing clients. We believe that our Enhanced Balanced ™ strategy, which offers diversified exposure to multiple asset classes in a tax-efficient, comprehensive solution for clients, provides opportunities for growth. Our 2010 acquisition of McCarthy Group Advisors, LLC in Omaha, Nebraska, enabled us to introduce Westwood Trust to a new market with attractive growth opportunities for our products and services.

Foster expanded distribution via mutual funds. We have ten funds in the Westwood Funds™ family: Westwood SMidCap (WHGMX), Westwood Income Opportunity (WHGIX), Westwood LargeCap Value (WHGLX), Westwood SmallCap Value (WHGSX), Westwood Dividend Growth (WHGDX), Westwood SMidCap Plus+ (WHGPX), Westwood Short Duration High Yield (WHGHX), Westwood Emerging Markets (WWEMX), Westwood Global Equity (WWGEX) and Westwood Global Dividend (WWGDX). We believe that providing investors access to our investment strategies via mutual funds is a key component to achieving asset growth in the defined contribution and retirement marketplaces as well as in the registered investment advisor distribution channel. With the exception of Westwood Short Duration High Yield, which is subadvised by SKY Harbor Capital Management, LLC, the Westwood FundsTM mirror our institutional strategies. The funds offer capped expense ratios and are available in an institutional share class for all funds. We also offer A shares for Westwood LargeCap Value (WWLAX), Westwood Income Opportunity (WWIAX) and Westwood Emerging Markets (WWEAX) in order to target No Transaction Fee (“NTF”) mutual fund supermarket platforms and the broker/dealer marketplace.

Pursue strategic corporate development opportunities. We evaluate strategic corporate development opportunities carefully in order to augment organic growth. We may pursue various transactions, including acquisition of asset management firms, mutual funds or private wealth firms as well as hiring investment professionals or teams. We consider opportunities to enhance our existing operations, expand our range of investment strategies and services or further develop our distribution capabilities. By acquiring investment firms or by hiring investment professionals or teams that successfully manage investment strategies beyond our current expertise, we can attract new clients and provide existing clients with an even more diversified range of investment strategies. We may also consider forging alliances with other financial services firms to leverage our core competency of developing superior investment strategies in combination with alliance partners who could provide enhanced distribution capabilities or additional service offerings.

Pursue opportunities internationally through targeted sales and relationships with international distributors. We may consider forging alliances with international financial services firms or partners that could provide enhanced distribution capabilities and greater access to global customers.

Continue to strengthen our brand name. We believe that the strength of our brand name has been a key component to our long-term success in the investment industry and will be instrumental to our future success. We have developed our strong brand name largely through excellent performance coupled with high profile coverage in investment publications and electronic media. Several of our investment professionals, including Mark Freeman, David Spika, Ragen Stienke, Patricia Perez-Coutts and Thomas Pinto Basto have been visible in print and electronic media and we will continue to look for creative ways to strengthen our brand name and reputation in our target markets.

Develop or acquire new investment strategies. We continue to look for opportunities to expand our range of investment strategies that we offer to existing and prospective clients. We may consider internally-developed strategies that extend our existing investment process to new markets and may also consider externally acquired investment strategies. An expanded range of investment strategies offers us additional ways to serve our client base, more diversified revenue streams as well as asset and revenue growth opportunities.

Competition

We are subject to substantial and growing competition in all aspects of our business. Barriers to entry to the asset management business are relatively low, and we expect to face a growing number of competitors. Although no one company dominates the asset management industry, many companies are larger, better known and have greater resources than us.

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

We compete against numerous investment dealers, banks, insurance companies, mutual fund companies, exchange-traded funds, brokerage and investment firms, and others that sell equity funds, taxable income funds, tax-free investments and other investment products. In addition, the allocation of assets by many investors from active equity investment to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to compete with us effectively. In summary, our competitive landscape is intense and dynamic and we may not be able to compete effectively in the future as an independent company.

Additionally, most prospective clients perform a thorough review of an investment manager’s background, investment policies and performance before committing assets to that manager. In many cases, prospective clients invite a number of competing firms to make presentations. The process of obtaining a new client typically takes twelve to eighteen months from the time of the initial contact. While we have achieved success in competing successfully for new clients, it is a process to which we must dedicate significant resources over an extended period, with no certainty of success.

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

Our business is subject to regulation at both federal and state levels by the SEC and other regulatory bodies. Westwood Management is registered with the SEC under the Investment Advisers Act of 1940 and under the laws of various states. As a registered investment adviser, Westwood Management is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. Westwood Management also acts as adviser to the Westwood FundsTM, a family of mutual funds registered with the SEC under the Investment Company Act of 1940. As an adviser to a registered investment company, Westwood Management must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance and restrictions on transactions with affiliates. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management to comply with SEC requirements could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act, the Investment Company Act and the USA PATRIOT Act.

Westwood Trust

Westwood Trust operates in a highly regulated environment and is subject to extensive supervision and examination. As a Texas chartered trust company, Westwood Trust is subject to the Texas Finance Code (the “Finance Code”), the rules and regulations promulgated under the Finance Code and supervision by the Texas Department of Banking. These laws are intended primarily for the protection of Westwood Trust’s clients and creditors rather than for the benefit of investors. The Finance Code provides for and regulates a variety of matters, such as:

•	minimum capital maintenance requirements

•	restrictions on dividends

•	restrictions on investments of restricted capital

•	lending and borrowing limitations

•	prohibitions against engaging in certain activities

•	periodic fiduciary and information technology examinations by the office of the Texas Department of Banking Commissioner

•	furnishing periodic financial statements to the Texas Department of Banking Commissioner

•	fiduciary record keeping requirements

•	prior regulatory approval for certain corporate events (such as mergers, sale/purchase of all or substantially all of the assets and transactions transferring control of a trust company)

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

Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits, which is described as that part of equity capital equal to the balance of net profits, income, gains, and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board resolutions. At the discretion of its board of directors, Westwood Trust has made quarterly and special dividend payments to Westwood Holdings Group out of undivided profits.

Westwood International

Westwood International is registered with both the Ontario Securities Commission (“OSC”) and the Autorité des marchés financiers (“AMF”) in Quebec.

The OSC is an independent Crown corporation that is responsible for regulating the capital markets in Ontario. Its statutory mandate is to provide protection to investors from unfair, improper or fraudulent practices and to foster fair and efficient capital markets and confidence in capital markets. The OSC has rule-making and enforcement powers to help safeguard investors, deter misconduct and regulate participants involved in capital markets in Ontario. It regulates firms and individuals that sell securities and provide advice in Ontario, and also regulates public companies, investment funds and marketplaces, such as the Toronto Stock Exchange. The OSC’s powers are granted under the Securities Act (Ontario) the Commodity Futures Act (Ontario) and certain provisions of the Business Corporations Act. It operates independently from government and is funded by fees charged to market participants. The OSC is accountable to the Ontario Legislature through the Minister of Finance.

The AMF is the entity mandated by the government of Québec to regulate the province’s financial markets and provide assistance to consumers of financial products and services. Established on February 1, 2004 under an Act regarding the Autorité des marchés financiers, the AMF integrates the regulation of the Québec financial sector, notably in the areas of insurance, securities, deposit institutions (other than banks) and the distribution of financial products and services. The AMF’s mission is to enforce the laws governing the regulation of the financial sector, notably in the areas of insurance, securities, deposit institutions (other than banks) and the distribution of financial products and services. Specifically, the AMF’s mission is to:

•	provide assistance to consumers of financial products and services;

•	ensure that financial institutions and other regulated financial sector entities comply with applicable solvency and obligations imposed by law;

•	supervise activities connected with distribution of financial products and services;

•	supervise stock market and clearing house activities and monitor the securities market;

•

supervise derivatives markets, including derivatives exchanges and clearing houses and ensure that regulated entities and other derivatives market practitioners comply with obligations imposed by law; and

•	implement protection and compensation programs for consumers of financial products and services, and administer compensation funds set up by law.

Westwood International has entered into a Memorandum of Understanding (“MOU”) with Westwood Management pursuant to which Westwood International is considered a “participating affiliate” of Westwood Management. Subject to certain conditions, the SEC staff allows U.S. registered investment advisers to use portfolio management or research resources of advisory participating affiliates subject to the supervision of a registered adviser. Pursuant to the MOU, Westwood International professionals can provide advisory and subadvisory services to U.S clients subject to SEC rules and regulations and under the supervision of Westwood Management.

Employee Retirement Income Security Act of 1974

We are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to the related regulations, insofar as we are a “fiduciary” under ERISA with respect to some clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on fiduciaries under ERISA or on those that provide services to ERISA plan clients and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect.

Our employees may from time to time own shares of the funds we manage. Employee transactions in these funds and most other individual investments by employees require prior clearance and reporting of all securities transactions, and we restrict certain transactions to avoid the possibility of conflicts of interest.

Employees

At December 31, 2012, we had 96 full-time employees (85 based in the United States and 11 based in Canada). No employees are represented by a labor union and we believe our employee relations to be good.

Segment Information

For information about our operating segments, Advisory and Trust, please see Note 14 to the financial statements accompanying this Report.

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

Recently, we have experienced some client outflows that we believe may have resulted in part from the underperformance of our LargeCap Value strategy, which invests in equity securities of companies with large market capitalizations and which represents about 37% of our assets under management. Our LargeCap Value strategy underperformed its Russell 1000 Value benchmark index and ranked below the median return of its peer group in 2010 and 2011. Our LargeCap Value strategy underperformed relative to its Russell 1000 Value benchmark, but ranked above the median return of its peer group, in 2012. While we believe this recent underperformance has resulted in some increased client outflows, many factors are involved in client investment and allocation decisions and we cannot specifically quantify the amount of outflows resulting from this recent underperformance.

Some key employees are considered critical to our success, and our inability to attract and retain key employees could compromise our future success.

We believe that our future success will depend to a significant extent upon the services of our certain key employees, particularly Brian O. Casey, President and Chief Executive Officer, Mark Freeman, Chief Investment Officer, and Patricia Perez-Coutts, Senior Portfolio Manager. As with other asset management businesses, our future performance depends to a significant degree upon the continued contributions of these and other key officers, investment professionals, as well as marketing, client service and management personnel. There is substantial competition for skilled personnel and the loss of key employees or our failure to attract, retain and motivate qualified personnel, could negatively impact our business, financial condition, results of operations and future prospects.

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

We have incurred significant costs to develop new investment strategies, including Emerging Markets, Global Equity, Global Dividend, SmallCap Value, AllCap Value, Global Strategic Diversification, an MLP portfolio and SMidCap Plus+, to launch new mutual funds under the Westwood FundsTM name and to upgrade our business infrastructure and we expect to continue to incur significant costs to develop and launch new investment strategies. Some costs associated with these improvements and new investment strategies will continue to be incurred in future periods and are relatively fixed. We may not realize the benefits of these investments and, if unable to do so, our results of operations and growth opportunities may be adversely affected.

Expansion into international markets and introduction of new products and services increases our operational, regulatory and other risks.

We have expanded our product offerings and international business activities over the last year with the establishment of Westwood International and its global and emerging markets strategies. As a result, we face increased operational, regulatory, compliance, reputation and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.

Due to the substantial cost and time required to introduce new investment strategies in our industry, we may not be able to successfully introduce new investment strategies in a timely manner, or at all.

The development of new investment strategies, whether through acquisition or internal development, requires a substantial amount of time and significant financial resources, including expenses related to compensation, sales and marketing, information technology, legal counsel and other professional services. Our ability to market and sell a new investment strategy depends on our financial resources, the investment performance of the specific strategy, the timing of the offering and our marketing strategies. Once an investment strategy is developed, we must effectively market the strategy to existing and prospective clients. Our ability to sell new investment strategies to existing and prospective clients depends on our ability to meet or exceed the performance of our competitors offering the same or a similar strategy. We may not be able to manage the assets within a given investment strategy profitably. Moreover, it may take years before we are able to produce the level of results that will enable us to attract clients. If we are unable to realize the benefits of the costs and expenses incurred in developing new investment strategies, we may experience losses as a result of our management of these investment strategies, and our ability to introduce further new investment strategies and compete in our industry may be hampered.

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

A small number of clients account for a substantial portion of our business. As such, the reduction or loss of business with any of these clients could have a material adverse effect on our business, financial condition and results of operations.

Our four largest clients accounted for approximately 12.6% of fee revenues for the year ended December 31, 2012. We are dependent to a significant degree on our ability to maintain our relationships with these clients. There can be no assurance that we will be successful in maintaining existing client relationships, securing additional clients or achieving the superior investment performance necessary to earn performance-based advisory fees. Any failure by us to retain one or more of these large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

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

We have performance fee agreements with a few clients, which pay us a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes and the failure to do so would cause us to earn none or only part of those potential revenues, which would have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly from one measurement period to the next, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $1.3 million in 2012 and $1.0 million in 2011, but did not earn a performance fee in 2010.

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

Virtually all aspects of our business are subject to laws and regulations, including the Investment Advisers Act, the Investment Company Act, and anti-money laundering laws. These laws and regulations generally grant regulatory agencies broad administrative powers, including the power to limit or restrict us from operating our business as well as the powers to place us under conservatorship or closure in the event we fail to comply with such laws and regulations. Violations of such laws or regulations could subject us or our employees to disciplinary proceedings and civil or criminal liability, including revocation of licenses, censures, fines or temporary suspensions, permanent barring from the conduct of business, conservatorship, or closure. Any such proceeding or liability could have a material adverse effect upon our business, financial condition, results of operations and business prospects. Due to the extensive regulations and laws to which we are subject, our management devotes substantial time and effort to legal and regulatory compliance issues.

In recent years, regulators have shown an increasing interest in oversight of the financial services industry. Some newly adopted regulations are focused directly on the investment management industry, while others are more broadly focused but affect our industry as well. The Dodd-Frank Act of 2010 significantly increased and revised the federal rules and regulations governing the financial services industry and, in addition to other regulations, has generally resulted in increased compliance and administrative burdens for us. For example, the SEC’s recent adoption of Form PF and revisions to Form ADV impose additional reporting requirements for SEC registered investment advisors, including us. Additionally, ERISA Section 408(b)(2) and related regulations require additional information to be provided to ERISA-governed retirement plans. While we believe that changes in laws, rules and regulations, including the ones discussed above, have increased our administrative and compliance costs, we are not able to quantify the amount of increased costs attributable to those changes.

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

Our investment professionals handle significant amounts of assets along with financial and personal information for our clients. We have implemented a system of controls to minimize the risk of a fraudulent use of assets and information, however our controls may not be sufficiently adequate to prevent such fraudulent actions by portfolio managers or employees. If our controls are ineffective, we could be subject to costly litigation, which could consume financial resources, distract management and result in regulatory sanctions. Such fraudulent actions could also adversely affect clients, causing them to seek redress.

Acquisitions involve inherent risks that could compromise the success of the combined business and dilute the holdings of current stockholders.

As part of our long-term business strategy, we may pursue corporate development transactions including the acquisition of asset management firms, mutual funds, private wealth firms, investment professionals or teams. See “Item 1. Business — Growth Strategy.” If we are incorrect when assessing the value, strengths, weaknesses, liabilities and potential profitability of such transactions, or if we fail to integrate the acquired businesses or individuals, the success of the combined business could be compromised. Any business acquisitions are subject to the risks commonly associated with such transactions including, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, potential disruptions to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of changes in management, potential litigation or other legal risks, potential write-downs related to goodwill impairments in connection with acquisitions, and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, investment strategies, technologies or businesses of acquired companies may not be effectively assimilated into our business or may have a negative effect on the combined company’s revenues or earnings. The combined company may also incur significant expense to complete acquisitions and support acquired investment strategies and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting the holdings or limiting the rights of stockholders. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

Our acquisitions were forecasted to add revenues, expenses and earnings to our business. The failure to realize these revenues and earnings could adversely impact our results of operations.

The McCarthy acquisition may not yield the benefits that we forecasted due to a variety of factors, including our failure to retain the clients of the businesses we acquired. If this acquisition does not yield the expected benefits, our revenues and results of operations could be negatively impacted and we could be required to record an impairment against earnings for the intangible assets and goodwill acquired in this transaction.

Damage to our reputation could harm our business and have a material adverse effect on our results of operations.

Our brand is a valuable intangible asset that could be vulnerable to threats that can be difficult or impossible to anticipate or control. Regulatory inquiries and rumors could damage our reputation, even if they are unfounded or satisfactorily addressed. Damage to our brand could impede our ability to attract and retain customers and key employees, and reduce our assets under management, which could have a material adverse effect on our results of operations.

We are engaged in litigation related to the hiring of some employees of Westwood International that, depending on the outcome, could increase our expenses and have a material adverse effect on our results of operations.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team who were previously employed by AGF, including Ms. Patricia Perez-Coutts. AGF is alleging that the former employees breached certain obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and Ms. Perez-Coutts, alleging that Ms. Perez-Coutts made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs.

While we intend to vigorously defend both actions and pursue the counterclaims, we are currently unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact of these actions and counterclaims. Defending these actions and pursuing these counterclaims may be expensive for us and time consuming for our personnel. While we do not currently believe these proceedings will have a material impact, adverse resolutions of these actions and counterclaims could have a material adverse effect on our business, financial condition or results of operations.

Our business involves risks of being engaged in litigation and liability that could increase our expenses and reduce our results of operations.

Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-registered adviser, mutual fund adviser and publicly traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Similarly, the investment strategies that we manage could be subject to actual or threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages.

We may be unable to fully realize deferred tax assets related to net operating losses at Westwood International.

As a result of start-up and ongoing operating costs, we have incurred net operating losses at Westwood International, our Canadian subsidiary. We have not recorded an allowance against the related deferred tax asset, as we currently anticipate that it is more-likely-than-not that we will generate sufficient taxable income at Westwood International to utilize these net operating losses. However, forecasting results involves making significant assumptions and estimates about future events. If those forecasts are incorrect, we could be required to record valuation allowances against the net operating loss deferred tax assets, which would reduce our net income in future periods.

Various factors may hinder the declaration and payment of dividends.

We have historically paid a quarterly dividend. However, payment of future dividends is subject to the discretion of our Board of Directors, and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, the existence of a stock repurchase program, state corporate and banking law restrictions, results of operations and such other factors as our Board of Directors may consider relevant. In addition, as a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. Currently, our primary source of cash consists of dividends from Westwood Management or Westwood Trust. The payment of dividends by Westwood Management or Westwood Trust is subject to the discretion of their Boards of Directors and compliance with applicable laws, including, in particular, the provisions of the Texas Finance Code applicable to Westwood Trust. Westwood International currently is not generating income and is consequently unable to contribute cash to the payment of dividends to our shareholders and will likely require additional contributions of capital until it begins generating operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Failure to implement and maintain effective cyber security controls could disrupt our operations and have a material adverse effect on our results of operations and stock price.

Our business is dependent on information technology systems and the cyber security controls we have in place to protect those systems and the information contained therein. A failure of our controls to protect our information technology from an external or internal attack or to prevent a breach of confidential client or competitive information could materially interrupt our operations and expose us to regulatory and legal actions, which could have a material adverse effect on our operating results, reputation and stock price.

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

We cannot be certain that the measures we take to evaluate and improve our internal controls will ensure that we implement and maintain adequate controls over our financial processes and reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

We are a holding company, with no revenue generating operations and no assets other than our ownership interests in Westwood Management, Westwood Trust and Westwood International. Accordingly, we are dependent on the cash flow generated by these operating subsidiaries and must rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Westwood, Westwood Management and Westwood Trust conduct their principal operations through approximately 25,555 square feet of leased office space located in Dallas, Texas pursuant to a lease with an initial term that expires in November 2021. In addition, we lease approximately 5,045 square feet of office space in Omaha, Nebraska pursuant to a lease with an initial term that expires in July 2014 and approximately 4,071 square feet of office space in Toronto, Ontario pursuant to a lease with an initial term that expires on September 29, 2013. We are evaluating office space locations to meet our needs beyond the initial term of the Toronto lease. We believe these facilities will be adequate to serve our currently anticipated business needs.

Item 3.	Legal Proceedings.

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team who were previously employed by AGF, including Ms. Patricia Perez-Coutts. AGF is alleging that the former employees breached certain obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and Ms. Perez-Coutts, alleging that Ms. Perez-Coutts made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs.

While we intend to vigorously defend both actions and pursue the counterclaims, we are currently unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact of these actions and counterclaims. Defending these actions and pursuing these counterclaims may be expensive for us and time consuming for our personnel. While we do not currently believe these proceedings will have a material impact, adverse resolution of these actions and counterclaims could have a material adverse effect on our business, financial condition or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “WHG” since July 1, 2002. At December 31, 2012, there were approximately 175 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater. The table below sets forth the high and low sale prices for the common stock, as reported by the NYSE for the periods indicated.

	2012		2011
	High	Low	High	Low
For the Quarter Ended:
March 31	$41.18	$36.22	$40.96	$34.85
June 30	39.20	34.15	41.35	34.13
September 30	39.80	35.25	40.51	30.33
December 31	40.92	38.28	38.60	31.11

Dividends

We have declared a cash dividend on our common stock for each quarter since our common stock was first publicly traded. The table below sets forth the dividends declared for the periods indicated.

Dividend per share of common stock
2012
Fourth Quarter	$0.40
Third Quarter	0.37
Second Quarter	0.37
First Quarter	0.37
2011
Fourth Quarter	$0.37
Third Quarter	0.35
Second Quarter	0.35
First Quarter	0.35

In addition, on February 7, 2013 we declared a quarterly cash dividend of $0.40 per share on our common stock payable on April 1, 2013 to stockholders of record on March 15, 2013. We intend to continue paying cash dividends in such amounts as our Board of Directors may determine to be appropriate. Any future payments of cash dividends will be at the discretion of the Board of Directors and subject to limitations under the Delaware General Corporation Law.

Westwood Holdings Group is the sole stockholder of Westwood Management, Westwood Trust and Westwood International. Westwood Trust is limited under applicable Texas law in the payment of dividends to the amount of undivided profits, which is defined as that part of equity capital equal to the balance of net profits, income, gains, and losses since its formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board of Directors’ resolutions.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2012 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, our only equity compensation plan in effect at that time. The material terms of this plan were approved by our stockholders at our 2011 Annual Meeting and are discussed in Note 10 of the financial statements included in this Form 10-K.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	468,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	468,000

PERFORMANCE GRAPH

The following graph compares total stockholder returns of Westwood since December 31, 2007 with the total return of the Russell 2000 Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 33 publicly-traded asset management companies.

	Period ended						Cumulative Five-Year
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	Total Return
Westwood Holdings Group, Inc.	$100.00	$78.23	$103.42	$118.96	$113.30	$131.97	31.97%
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09	19.09
SNL Asset Manager Index	100.00	47.52	77.10	88.75	76.76	98.48	(1.52)

The total return for our stock and for each index assumes $100 invested on December 31, 2007 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE under the ticker symbol “WHG.”

The closing price of our common stock on the last trading day of the year ended December 31, 2012 was $40.90 per share. Historical stock price performance is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data, together with assets under management data presented below, should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Year ended December 31, (in thousands, except per share amounts)
	2012	2011	2010	2009	2008
Consolidated Statements of Income Data:
Total revenues	$77,495	$68,909	$55,313	$42,553	$46,456
Total expenses	57,469	45,800	37,592	30,235	29,921
Income before income taxes	20,026	23,109	17,721	12,318	16,535
Provision for income taxes	7,936	8,423	6,441	4,423	5,992
Net income	12,090	14,686	11,280	7,895	10,543
Earnings per share – basic	$1.69	$2.11	$1.62	$1.10	$1.53
Earnings per share – diluted	$1.65	$2.04	$1.58	$1.09	$1.52
Cash dividends declared per common share	$1.51	$1.42	$1.65	$1.23	$1.20

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data (in thousands):
Cash and investments	$63,723	$60,132	$45,044	$45,125	$31,650
Total assets	96,615	90,597	72,628	59,886	50,847
Stockholders’ equity	76,551	70,757	60,677	47,218	38,794
Assets Under Management (unaudited) (in millions)	$14,167	$13,079	$12,477	$10,174	$7,185

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with “Selected Financial Data” included in this Report, as well as our consolidated financial statements and related notes thereto appearing elsewhere in this Report.

Forward-Looking Statements

Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “forecast”, “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, our financial condition, and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:

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

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood FundsTM, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International was established in the second quarter of 2012 and provides global equity and emerging markets investment advisory services to institutional clients, Westwood FundsTM and common trust funds sponsored by Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2012 Westwood Management, Westwood Trust and Westwood International collectively managed assets valued at approximately $14.2 billion.

With respect to the bulk of our client assets under management, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity, strengthening balance sheets and well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team has average investment experience of fifteen years while one third of our team has worked together at Westwood for over six years.

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

2012 Highlights

The following items are highlights for the year ended December 31, 2012:

•

Assets under management as of December 31, 2012 were a record $14.2 billion, an 8% increase compared to December 31, 2011; average assets under management for 2012 were $13.7 billion, a 6% increase compared to 2011.

•	As of December 31, 2012, on an asset-weighted basis, over 90% of our investment strategies have outperformed their respective benchmarks since inception.

•	With the addition of three funds in late 2012, our Westwood FundsTM family of mutual funds now includes ten funds and ended the year with $1.6 billion in assets under management.

•	Our Income Opportunity strategy, with its focus on current income and lower volatility, had net asset inflows of over $600 million and finished the year with $1.7 billion in assets under management.

•

We established Westwood International Advisors Inc., based in Toronto, to manage global equity and emerging markets equity strategies, and assets under management have grown to $888 million as of December 31, 2012.

•	Total revenue was a record $77.5 million, a 12% increase over the prior year

•	In October 2012, the Board approved an increase in our quarterly dividend to $0.40 per share, or an annual rate of $1.60, resulting in a dividend yield of 3.9% at the year-end stock price of $40.90.

•	We repurchased 97,724 shares of our common stock during the year for $3.8 million and have $10.0 million remaining under a stock repurchase program authorized by our Board of Directors in July 2012.

•	Our financial position remains strong with liquid cash and investments of $63.7 million as of December 31, 2012.

Revenues

We derive revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Westwood Management’s and Westwood International’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the previous quarter, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management and Westwood International recognize revenues as services are rendered. A limited number of our clients have agreed to contractual performance-based fees, which generate additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement periods. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, revenue related to those clients is fully recognized within the quarter. Consequently, there is not a significant amount of deferred revenue contained in our financial statements.

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

Our other revenues generally consist of interest and investment income. Although we invest most of our cash in U.S. Treasury securities, we also invest in equity and fixed income instruments and money market funds, including the Westwood FundsTM and common trust funds sponsored by Westwood Trust.

Assets Under Management

Assets under management increased $1.1 billion, or 8%, to $14.2 billion at December 31, 2012 compared to $13.1 billion at December 31, 2011. Quarterly average assets under management increased $786 million, or 6%, to $13.7 billion for 2012 compared with $12.9 billion for 2011.

Assets under management increased $602 million, or 5%, to $13.1 billion at December 31, 2011 compared to $12.5 billion at December 31, 2010. Quarterly average assets under management increased $2.2 billion, or 20%, to $12.9 billion for 2011 compared with $10.7 billion for 2010.

The following table sets forth our assets under management as of December 31, 2012, 2011 and 2010:

	As of December 31, (in millions)			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Institutional	$9,225	$8,735	$8,359	6%	4%
Private Wealth	3,339	3,051	3,148	9	(3)
Mutual Funds	1,603	1,293	970	24	33

Total Assets Under Management	$14,167	$13,079	$12,477	8%	5%

Our assets under management disclosure reflects management’s view of our three types of accounts: institutional, private wealth and mutual funds.

•

Institutional includes separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals; subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; and managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.

•

Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently being held in custody for clients, but we believe there is potential for these assets to convert to fee-generating managed assets during an inter-generational transfer of wealth at some future date. Also included are assets acquired in the McCarthy transaction, described in Note 6 of the financial statements included in this Form 10-K. Acquisitions representing institutional and high net worth clients for which Westwood provides investment management and advisory services.

•	Mutual Funds include the Westwood FundsTM, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2012 (in millions)
	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$8,735	$3,051	$1,293	$13,079
Client flows:
Inflows/new accounts	1,183	424	451	2,058
Outflows/closed accounts	(1,949)	(467)	(292)	(2,708)

Net inflows/(outflows)	(766)	(43)	159	(650)
Market appreciation/(depreciation)	1,256	331	151	1,738
Net change	490	288	310	1,088

End of period assets	$9,225	$3,339	$1,603	$14,167

The increase in assets under management for the year ended December 31, 2012 was primarily due to new inflows of $2.1 billion and market appreciation of $1.7 billion, partially offset by outflows of $2.7 billion. Inflows were driven primarily by inflows into institutional separate accounts, subadvisory mandates, the Westwood FundsTM and private wealth accounts. Outflows were primarily related to outflows and some account closings by institutional separate account clients and subadvisory mandates and outflows from private wealth accounts.

	Year Ended December 31, 2011 (in millions)
	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$8,359	$3,148	$970	$12,477
Client flows:
Inflows/new accounts	1,566	308	563	2,437
Outflows/closed accounts	(1,133)	(385)	(254)	(1,772)

Net inflows/(outflows)	433	(77)	309	665
Market appreciation/(depreciation)	(57)	(20)	14	(63)
Net change	376	(97)	323	602

End of period assets	$8,735	$3,051	$1,293	$13,079

The increase in assets under management for the year ended December 31, 2011 was primarily due to new inflows of $2.4 billion, partially offset by outflows of $1.8 billion and market depreciation of $63 million. Inflows were driven primarily by inflows into institutional separate accounts, subadvisory mandates and the Westwood FundsTM. Outflows were primarily related to outflows and some account closings by institutional separate account clients and subadvisory mandates and outflows from the Westwood FundsTM.

	Year Ended December 31, 2010 (in millions)
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

The increase in assets under management for the year ended December 31, 2010 was primarily due to market appreciation of $1.6 billion, the acquisition of $1.1 billion of assets in the McCarthy transaction and new inflows of $1.4 billion, partially offset by outflows of $1.9 billion. Inflows were driven primarily by additional inflows into the Westwood FundsTM, institutional separate accounts and subadvisory mandates. Outflows were primarily related to rebalancing and some account closings by institutional separate account clients and outflows from subadvisory mandates and the Westwood FundsTM.

Results of Operations

In the second quarter of 2012, as part of our strategy to expand our research capabilities and product offerings, we established Westwood International, based in Toronto, Canada, to manage global and emerging markets equity strategies. Westwood International began providing investment management services during the third quarter of 2012 and ended the year with assets under management of $888 million. Westwood International had eleven full-time employees as of December 31, 2012. As Westwood International has only recently commenced operations, our Consolidated Statement of Comprehensive Income for the year ended December 31, 2012 includes $10.3 million in costs related to Westwood International’s operations and less than $2 million of revenues.

The following table and discussion of our results of operations is based upon data derived from our consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this Report.

	Years ended December 31, (in thousands)			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues
Advisory fees
Asset-based	$57,936	$54,246	$42,153	7%	29%
Performance-based	1,251	991	—	26	—
Trust fees	14,969	13,453	12,051	11	12
Other revenues	3,339	219	1,109	1,425	(80)

Total revenues	77,495	68,909	55,313	12	25

Expenses
Employee compensation and benefits	43,692	35,081	29,001	25	21
Sales and marketing	1,132	994	823	14	21
Westwood mutual funds	1,153	790	662	46	19
Information technology	2,555	2,054	1,351	24	52
Professional services	4,420	2,981	2,941	48	1
General and administrative	4,517	3,900	2,814	16	39

Total expenses	57,469	45,800	37,592	25	22

Income before income taxes	20,026	23,109	17,721	(13)	30
Provision for income taxes	7,936	8,423	6,441	(6)	31

Net income	$12,090	$14,686	$11,280	(18)%	30%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Total Revenue. In 2012 our total revenues increased by 12% to $77.5 million compared with $68.9 million in 2011. Asset-based advisory fees increased by 7% to $57.9 million in 2012 from $54.2 million in 2011 due to higher average assets under management primarily reflecting market appreciation of assets. We earned a performance-based advisory fee of $1.3 million in 2012 compared $1.0 million in 2011. Trust fees increased by 11% to $15.0 million in 2012 from $13.5 million in 2011 due to higher average assets under management primarily reflecting market appreciation of assets. Other revenues, which generally consist of interest and investment income, increased by $3.1 million to $3.3 million in 2012 compared with $219,000 in 2011 primarily due to a $2.2 million increase in net realized gains, a $635,000 increase in unrealized gains and a $293,000 increase in dividend income, partially offset by a $34,000 decrease in interest income. The increase in realized gains was primarily due to the $1.9 million gain on sale of 200,000 shares of Teton Advisors, Inc.

Employee Compensation and Benefits. Employee compensation and benefits, which generally consist of salaries, incentive compensation, equity-based compensation expense and benefits, increased by 25% to $43.7 million compared with $35.1 million in 2011. This increase was primarily due to increases of $6.2 million in incentive compensation due to the amortization of long-term incentive awards for Westwood International employees, $2.3 million in salary expense primarily due to additional hires at Westwood Management and Westwood Trust, salaries related to Westwood International and $632,000 in performance-based restricted stock expense due to shares granted in February 2012. We had 96 full-time employees as of December 31, 2012 compared to 80 at December 31, 2011.

Sales and Marketing. Sales and marketing costs consist of expenses associated with our marketing efforts, including travel and entertainment, direct marketing, and advertising costs. Sales and marketing costs increased by 14% to $1.1 million in 2012 compared with $1.0 million in 2011 primarily due to increased direct marketing and travel expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses generally consist of costs associated with our marketing, distribution, administration and acquisition efforts related to the Westwood FundsTM. Westwood Mutual Funds expenses increased 46% to $1.2 million in 2012 compared with $790,000 in 2011 primarily due to an increase of $219,000 in shareholder servicing fees due to higher fund assets and an increase of $104,000 in subadvisor fees.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology expense increased by 24% to $2.6 million in 2012 compared with $2.1 million in 2011 primarily due to an increase of $236,000 in software maintenance and licenses mainly for upgraded client portfolio accounting and performance reporting systems and an increase of $149,000 in research tools.

Professional Services. Professional services expenses generally consist of audit, external subadvisor expense, legal and other professional fees. Professional services expenses increased by 48% to $4.4 million in 2012 compared with $3.0 million in 2011. The increase is primarily due to one-time recruiting and legal fees related to the hiring of Westwood International employees, increased legal fees and increased tax advisor expense. These increases were partially offset by decreased financial advisory expense due to the termination of subadvisors on international common trust funds in the fourth quarter of 2011 and the second quarter of 2012 and lower audit fee expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, insurance, amortization of intangible assets, office supplies, custody expense, investor relations, charitable contributions and other miscellaneous expenses. General and administrative expenses increased by 16% to $4.5 million in 2012 compared with $3.9 million in 2011. The increase is primarily due to increased rent expense due to a new lease for our Dallas office effective September 2011 and rent expense for our new Toronto office, non-marketing travel expenses related to Westwood International, increased state and local tax expense, increased office supplies expense and increased custody expenses. Partially offsetting these increases were decreases in training expenses and expenses related to our office relocation in 2011.

Provision for Income Taxes. Provision for income taxes decreased by 6% to $7.9 million in 2012 compared with $8.4 million in 2011. The effective tax rate increased to 39.6% from 36.4% in 2011 primarily due to operating losses from Westwood International, which is taxed at a lower Canadian tax rate, and provision to return adjustments from our 2011 federal tax return.

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

Employee Compensation and Benefits. Employee compensation and benefits increased by 21% to $35.1 million compared with $29.0 million in 2010. This increase was primarily due to increases of $3.1 million in incentive compensation due to increased pre-tax income, $1.6 million in salary expense primarily due to a full year of salary expense for our Omaha office in 2011 as well as additional hires in the Dallas office and $700,000 in restricted stock expense due to a higher number of shares granted in February 2011 and at a higher market price than previous grants. We had 80 full-time employees as of December 31, 2011 compared to 77 at December 31, 2010.

Sales and Marketing. Sales and marketing costs increased by 21% to $994,000 in 2011 compared with $823,000 in 2010 primarily due to referral fees on acquired assets and increased direct marketing expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses increased 19% to $790,000 in 2011 compared with $662,000 in 2010 primarily due to an increase of $358,000 in shareholder servicing fees due to higher fund assets partially offset by decreases in adjusting deferred acquisition liabilities to fair value from a 2009 fund acquisition and in professional fees related to the reorganization of the McCarthy Multi-Cap Stock Fund into the Westwood Dividend Growth Fund.

Information Technology. Information technology expenses increased by 52% to $2.1 million in 2011 compared with $1.4 million in 2010 primarily due to an increase of $478,000 in software maintenance and licenses mainly for upgraded client portfolio accounting and performance reporting systems and an increase of $146,000 in research tools.

Professional Services. Professional services expenses increased by 1% to $3.0 million in 2011 compared with $2.9 million in 2010. The increase is primarily due to a $176,000 increase in audit fees related to additional audits required for investment vehicles that hold client assets and a $176,000 increase in advisory fees paid to external subadvisors due to growth in subadvised common trust funds sponsored by Westwood Trust partially offset by a decrease of $187,000 in legal fees primarily related to the 2010 McCarthy acquisition and a decrease of $159,000 in other professional fees related to the McCarthy acquisition and other growth initiatives undertaken in 2010.

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

For the year ended December 31, 2012, our Economic Earnings decreased by 8% to $23.2 million compared with $25.3 million for the year ended December 31, 2011, primarily due to increase in total Economic Expenses.

The following table provides a reconciliation of net income to Economic Earnings and total expenses to Economic Expenses for the years presented:

				% Change
(in thousands)	For the years ended December 31,			2012 vs.	2011 vs.
	2012	2011	2010	2011	2010
Net Income	$12,090	$14,686	$11,280	(18)%	30%
Add: Restricted stock expense	10,515	9,969	9,269	5	8
Add: Intangible amortization	472	498	155	(5)	222
Add: Tax benefit from goodwill amortization	154	189	59	(19)	222

Economic Earnings	$23,231	$25,342	$20,763	(8)	22

Total expenses	$57,469	$45,800	$37,592	25	22
Less: Restricted stock expense	(10,515)	(9,969)	(9,269)	5	8
Less: Intangible amortization	(472)	(498)	(155)	(5)	222

Economic Expenses	$46,482	$35,333	$28,168	32%	25%

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2012	2011	2010
Balance Sheet Data:
Assets:
Cash and cash equivalents	$3,817	$5,264	$1,744
Accounts Receivable	8,920	7,707	7,348

Total liquid assets	12,737	12,971	9,092
Investments	$59,906	$54,868	$43,300

	For the years ended December 31,
	2012	2011	2010
Cash Flow Data:
Operating cash flows	$13,780	$18,548	$18,277
Investing cash flows	1,636	(2,244)	(5,662)
Financing cash flows	(16,891)	(12,784)	(13,750)

Historically we have funded our operations and cash requirements with cash generated from operating activities. As of December 31, 2012, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2012, cash flow provided by operating activities, principally our investment advisory business, was $13.8 million compared to cash provided by operations of $18.5 million during 2011 and $18.3 million during 2010. The decrease of $4.8 million was primarily due to decreased net income and an increase in accounts receivable and decreased net purchases of U.S. Treasury Bills, partially offset by increases in income taxes and compensation and benefits payable. The increase of $271,000 from 2010 to 2011 was primarily due to increased net income and an increase in accounts and compensation payables, partially offset by increased net purchases of U.S. Treasury Bills.

Cash flow provided by investing activities during 2012 of $1.6 million was primarily due to the sale of an available for sale investment. Cash flow used in investing activities during 2011 of $2.2 million primarily reflected the purchase of property and equipment and cash paid to acquire businesses. Cash flow used in investing activities during 2010 of $5.7 million was primarily related to cash paid to acquire businesses.

Cash used in financing activities of $16.9 million, $12.8 million and $13.8 million during 2012, 2011 and 2010, respectively, primarily related to payment of cash dividends and purchase of treasury stock, partially offset by excess tax benefits related to vested restricted shares and proceeds from the issuance of stock upon option exercises.

We held cash and investments of $63.7 million and $60.1 million at December 31, 2012 and December 31, 2011, respectively. At December 31, 2012 and 2011, working capital aggregated $58.5 million and $54.9 million respectively. As required by the Texas Finance Code, Westwood Trust maintains current assets in an amount equal to the required minimum restricted capital of $1.0 million, which is included in Investments in the accompanying consolidated balance sheets. We had no liabilities for borrowed money at December 31, 2012 or December 31, 2011, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$9,265	$1,345	$2,036	$1,958	$3,926

Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the definition and requirements for the measurement of and disclosure about fair value. The new guidance results in a consistent definition of fair value and common requirements for the measurement and disclosure of fair value between U.S. GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in these financial statements. It did not have a material effect on our consolidated financial statements.

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

Goodwill

During the third quarters of 2012, 2011 and 2010, we completed our annual impairment assessment as required by ASC 350 “Goodwill and Other Intangible Assets”. No impairment losses were required. We perform our annual impairment assessment as of July 1 and would perform a reassessment if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our business units with goodwill using a market multiple approach. We updated our assessment at the end of 2012 and determined that no events occurred in the last half of 2012 that would indicate that these assets should be retested for impairment.

Intangible Assets

Our intangible assets represent the acquisition date fair value of the intangible assets acquired net of amortization. The values of these assets are comprised mostly of customer lists but also include valuations of trade names and non-compete agreements. In valuing these assets, we made significant estimates regarding the useful life, growth rates and potential attrition of the assets acquired. We periodically review our intangible assets for events or circumstances that would indicate impairment and we would record an impairment to remove the excess if their carrying value exceeded fair value.

Stock Based Compensation

We have granted restricted stock to employees and non-employee directors. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable service period.

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

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement and tax bases of our assets and liabilities as measured at enacted income tax rates. Our deferred taxes relate principally to stock-based compensation expense, which is deductible for tax purposes at the time restricted stock vests and stock options are exercised. We are required to assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard.

As a result of start-up and ongoing operating costs, we have incurred net operating losses at Westwood International, our Canadian subsidiary. We have not recorded an allowance against the related deferred tax asset, as we currently anticipate that it is more-likely-than-not that we will generate sufficient taxable income at Westwood International to utilize these net operating losses. However, forecasting results involves making significant assumptions and estimations about future events. If those forecasts are incorrect, we could be required to record valuation allowances against the net operating loss deferred tax assets, which would reduce our net income in future periods. No U.S. income taxes were recorded on these net losses.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We invest our corporate capital in various financial instruments such as United States treasury bills, equity mutual funds and United States government agency obligations, all of which entail certain inherent market risks. We do not currently participate in any hedging activities, nor do we currently utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that involve market risks.

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

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Please refer to Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting on page F-3 of this Report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report can be found on page F-2.

For the fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is or will be set forth in the definitive proxy statement relating to the 2013 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Item 14.	Principal Accounting Fees and Services.

The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Westwood Holdings Group, Inc., a Delaware corporation, and the undersigned directors and officers of Westwood Holdings Group, Inc. hereby constitutes and appoints Brian O. Casey and Mark A. Wallace, or any one of them, its, his or her true and lawful attorney-in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTWOOD HOLDINGS GROUP, INC.

By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title
/s/ Brian O. Casey Brian O. Casey	President & Chief Executive Officer (Principal Executive Officer)

/s/ Mark A. Wallace Mark A. Wallace	Chief Financial Officer (Principal Financial Officer)

/s/ Craig Whitten Craig Whitten	Controller and Treasurer (Principal Accounting Officer)

/s/ Susan M. Byrne Susan M. Byrne	Chairman of the Board of Directors

/s/ Tom C. Davis Tom C. Davis	Director

/s/ Richard M. Frank Richard M. Frank	Director

/s/ Robert D. McTeer Robert D. McTeer	Director

/s/ Geoffrey R. Norman Geoffrey R. Norman	Director

/s/ Martin J. Weiland Martin J. Weiland	Director

/s/ Raymond E. Wooldridge Raymond E. Wooldridge	Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Westwood Holdings Group, Inc.

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and December 31, 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

Grant Thornton

Dallas, Texas

February 28, 2013

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

The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, Westwood’s internal control over financial reporting is effective based on those criteria.

Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page F-2.

By:	/s/ Brian O. Casey
Brian O. Casey, President & Chief Executive Officer

/s/ Mark A. Wallace
Mark A. Wallace, Chief Financial Officer

February 28, 2013

Dallas, Texas

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

(in thousands, except par values and share amounts)

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,817	$5,264
Accounts receivable	8,920	7,707
Investments, at fair value	59,906	54,868
Deferred income taxes	3,362	3,142
Other current assets	1,365	1,501

Total current assets	77,370	72,482
Goodwill	11,255	11,255
Deferred income taxes	1,696	—
Intangible assets, net	4,149	4,621
Property and equipment, net of accumulated depreciation of $1,747 and $1,647	2,145	2,239

Total assets	$96,615	$90,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,636	$1,674
Dividends payable	1,201	3,074
Compensation and benefits payable	14,537	12,677
Income taxes payable	1,438	85
Other current liabilities	14	13

Total current liabilities	18,826	17,523
Deferred income taxes	—	969
Deferred rent	1,238	1,348

Total long-term liabilities	1,238	2,317

Total liabilities	20,064	19,840

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,526,598 and outstanding 8,031,045 shares at December 31, 2012; issued 8,105,018 and outstanding 7,707,189 shares at December 31, 2011	85	81
Additional paid-in capital	88,483	76,969
Treasury stock, at cost – 495,553 shares at December 31, 2012; 397,829 shares at December 31, 2011	(18,502)	(14,706)
Accumulated other comprehensive income	30	1,940
Retained earnings	6,455	6,473

Total stockholders’ equity	76,551	70,757

Total liabilities and stockholders’ equity	$96,615	$90,597

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
REVENUES:
Advisory fees
Asset-based	$57,936	$54,246	$42,153
Performance-based	1,251	991	—
Trust fees	14,969	13,453	12,051
Other revenues, net	3,339	219	1,109

Total revenues	77,495	68,909	55,313

EXPENSES:
Employee compensation and benefits	43,692	35,081	29,001
Sales and marketing	1,132	994	823
Westwood mutual funds	1,153	790	662
Information technology	2,555	2,054	1,351
Professional services	4,420	2,981	2,941
General and administrative	4,517	3,900	2,814

Total expenses	57,469	45,800	37,592

Income before income taxes	20,026	23,109	17,721
Provision for income taxes	7,936	8,423	6,441

Net income	$12,090	$14,686	$11,280

Other comprehensive income (loss):
Available-for-sale investments:
Change in unrealized gain on investment securities	(40)	1,014	(633)
Less: reclassification adjustment for net gains included in earnings	(1,900)	—	—

Net change (net of income taxes of $(1,058), $560 and $(341), respectively)	(1,940)	1,014	(633)
Foreign currency translation adjustments	30	—	—

Other comprehensive income	(1,910)	1,014	(633)

Total comprehensive income	$10,180	$15,700	$10,647

Earnings per share:
Basic	$1.69	$2.11	$1.62

Diluted	$1.65	$2.04	$1.58

Weighted average shares outstanding:
Basic	7,145,701	6,970,382	6,606,281

Diluted	7,338,104	7,208,515	6,795,351

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Addi- tional Paid-In	Treasury	Accumu- lated Other Comp- rehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
BALANCE, January 1, 2010	7,151,472	$73	$47,741	$(6,026)	$1,559	$3,871	$47,218
Net income						11,280	11,280
Other comprehensive income					(633)		(633)
Issuance of restricted stock	368,100	4	(4)				—
Issuance of stock for business combination	181,461	2	6,932				6,934
Amortization of stock compensation			9,269				9,269
Tax benefit related to equity compensation			1,488				1,488
Dividends declared ($1.65 per share)						(12,369)	(12,369)
Stock options exercised	16,500	—	213				213
Purchases of treasury stock	(71,855)			(2,723)			(2,723)

BALANCE, December 31, 2010	7,645,678	$79	$65,639	$(8,749)	$926	$2,782	$60,677
Net income						14,686	14,686
Other comprehensive income					1,014		1,014
Issuance of restricted stock	207,995	2	(2)				—
Amortization of stock compensation			9,969				9,969
Tax benefit related to equity compensation			1,077				1,077
Dividends declared ($1.42 per share)						(10,995)	(10,995)
Stock options exercised	22,150		286				286
Purchases of treasury stock	(168,634)			(5,957)			(5,957)

BALANCE, December 31, 2011	7,707,189	$81	$76,969	$(14,706)	$1,940	$6,473	$70,757
Net income						12,090	12,090
Other comprehensive income					(1,910)		(1,910)
Issuance of restricted stock	405,330	4	(4)				—
Amortization of stock compensation			10,515				10,515
Tax benefit related to equity compensation			793				793
Dividends declared ($1.51 per share)						(12,108)	(12,108)
Stock options exercised	16,250		210				210
Purchases of treasury stock	(97,724)			(3,796)			(3,796)

BALANCE, December 31, 2012	8,031,045	$85	$88,483	$(18,502)	$30	$6,455	$76,551

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,090	$14,686	$11,280
Adjustments to reconcile net income to net cash provided by operating activities, net of business combinations:
Depreciation	349	264	274
Amortization of intangible assets	472	498	155
Fair value adjustment of deferred acquisition liabilities	—	(31)	156
Gain on sale of available for sale investment	(1,900)	—	—
Unrealized losses (gains) on investments	(344)	291	(694)
Loss on disposal of property	1	20	—
Stock based compensation	10,515	9,969	9,269
Deferred income taxes	(1,817)	(93)	(350)
Excess tax benefits from stock based compensation	(676)	(805)	(1,026)
Net purchases of investments – trading securities	(7,692)	(10,285)	(714)
Changes in operating assets and liabilities:
Accounts receivable	(1,208)	(359)	(572)
Other current assets	61	(755)	(18)
Accounts payable and accrued liabilities	(39)	381	(2,167)
Compensation and benefits payable	1,846	3,308	2,343
Income taxes payable and prepaid taxes	2,147	989	838
Other liabilities	(25)	470	(497)

Net cash provided by operating activities	13,780	18,548	18,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	—	—	(39,877)
Sales of available for sale investments	1,900	—	39,257
Cash paid for business combination, net of cash acquired	—	(816)	(4,993)
Purchases of property and equipment	(264)	(1,431)	(49)
Sale of property and equipment	—	3	—

Net cash provided by (used in) investing activities	1,636	(2,244)	(5,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(3,796)	(5,957)	(2,723)
Excess tax benefits from stock based compensation	676	805	1,026
Proceeds from exercise of stock options	210	286	213
Cash dividends	(13,981)	(7,918)	(12,266)

Net cash used in financing activities	(16,891)	(12,784)	(13,750)

Effect of currency rate changes on cash	28	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,447)	3,520	(1,135)
Cash and cash equivalents, beginning of year	5,264	1,744	2,879

Cash and cash equivalents, end of year	$3,817	$5,264	$1,744

Supplemental cash flow information:
Cash paid during the year for income taxes	$7,600	$7,502	$5,937

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012, 2011 and 2010

1. DESCRIPTION OF THE BUSINESS:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Westwood and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

A variable interest entity (“VIE”) is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb expected losses or receive expected residual returns of the entity.

We assess whether the entities in which we have an interest are VIEs and whether we qualify as the primary beneficiary of the VIEs that we identify. We do not consolidate any VIEs. See Note 12 for disclosures related to VIEs.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. A limited number of our clients have contractual performance-based fee arrangements, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since billing periods for most of our advance paying clients coincide with the calendar quarter to which

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment relates, revenue is fully recognized within the quarter. Consequently there is not a significant amount of deferred revenue contained in our financial statements. Deferred revenue is shown on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of interest and investment income and are recognized as earned.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less, other than pooled investment vehicles that are considered investments.

Investments

Class A shares of Teton Advisors, Inc. (“Teton shares”), which we sold during 2012, were classified as available for sale. The Teton shares were carried at quoted market value with a 25% discount for lack of marketability. Unrealized gains and losses on the Teton shares were recorded through other comprehensive income. All other marketable securities are classified as trading securities and are carried at quoted market value on the accompanying consolidated balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 11 years), and depreciation on leasehold improvements is provided over the lease term using the straight-line method. We capitalize leasehold improvements, furniture and fixtures, computer hardware and most office equipment purchases.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested annually for impairment.

We perform our annual impairment assessment as of July 1 of each year and would perform a reassessment if circumstances indicated a potential impairment between our annual assessment dates. No impairments have been recorded. We assess the fair value of our business units in connection with goodwill using a market multiple approach. We updated our assessment at the end of 2012 and determined that no events occurred in the last half of 2012 that indicated that these assets should be retested for impairment.

Our intangible assets represent fair value as of the acquisition date of the acquired customer accounts, mutual fund assets, trade names and non-compete agreements and are reflected net of amortization. In valuing these assets, we made significant estimates regarding the useful life, growth rates and potential attrition of the assets acquired. We periodically review our intangible assets for events or circumstances that would indicate impairment. If the carrying value of these assets exceeded the fair value, we would record an impairment to remove the excess. See Note 6.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We file a United States Federal income tax return as a consolidated group for Westwood and its subsidiaries based in the US. We file a Canadian income tax return for Westwood International Advisors Inc. Deferred income tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense is generally the result of changes in deferred tax assets and liabilities. Deferred taxes relate primarily to stock-based compensation expense and net operating losses at Westwood International Advisors Inc.

We would record a valuation, when necessary, to reduce deferred tax assets to an amount that more likely than not will be realized. No valuation allowance has been recorded in our financial statements.

Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the definition and requirements for the measurement of and disclosure about fair value. The new guidance results in a consistent definition of fair value and common requirements for the measurement and disclosure of fair value between U.S. GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in these financial statements. It did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income. Under this new guidance, an entity must present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance in our financial statements for the year ending December 31, 2011. It did not have a material effect on our consolidated financial statements.

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

Long-term Compensation Agreements

We entered into long-term compensation agreements with certain key employees of Westwood International. These agreements stipulate that cash sign on bonuses paid to these employees can be earned over multi-year periods. In certain circumstances, these payments will be forfeited to us if the employment of these individuals is terminated before completion of the contractual earning period. Obligations accrued under these agreements are included in “Compensation and benefits payable” on our Consolidated Balance Sheet.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

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

Tax benefits realized upon the vesting of restricted shares that are in excess of the expense previously recognized for reporting purposes are recorded in stockholder’s equity and reflected as a financing activity in our Consolidated Statement of Cash Flows. If the tax benefit upon vesting is less than the expense previously recorded, the shortfall is recorded in stockholder’s equity. If the shortfall exceeds available windfall benefits in equity, they are recorded in our Consolidated Statement of Comprehensive Income and as an operating activity on our Consolidated Statement of Cash Flows.

3. ACCOUNTS RECEIVABLE:

The majority of our accounts receivable balances consist of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectable. Accordingly our financial statements do not include an allowance for bad debt or any bad debt expense.

Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. There were no amounts due from these accounts as of December 31, 2012 and 2011. For the years 2012, 2011 and 2010, we recorded trust fees from these accounts of $314,000, $429,000 and $442,000, respectively.

4. INVESTMENTS:

Investments are presented below (in thousands) and are carried at fair value. Our investment in Teton shares, which we sold in 2012 for a gain of $1.9 million, were accounted for as available for sale securities. All other investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012:
U.S. Government and Government agency obligations	$42,588	$1	$—	$42,589
Money Market Funds	1,856	—	—	1,856
Equity Funds – trading	4,401	519	—	4,920
Fixed Income Funds – trading	10,468	73	—	10,541

Marketable securities	$59,313	$593	$—	$59,906

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011:
U.S. Government and Government agency obligations	$35,499	$8	$—	$35,507
Money Market Funds	11,458	—	—	11,458
Equity – available for sale	—	2,999	—	2,999
Equity Funds – trading	3,161	248	(9)	3,400
Fixed Income Funds – trading	1,503	1	—	1,504

Marketable securities	$51,621	$3,256	$(9)	$54,868

The following amounts, except for income tax amounts, are included in our income statement under the heading “Other revenues” for the years indicated (in thousands):

	2012	2011	2010
Realized gains	$2,467	$407	$104
Realized losses	(13)	(182)	(3)

Net realized gains/(losses)	2,454	225	101

Income tax expense/(benefit) from gains/(losses)	891	82	37
Interest income – trading	27	61	104
Interest income – available-for -sale	—	—	—
Dividend income	514	221	189
Unrealized gains/(losses)	344	(291)	694

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	Level 1 – quoted market prices in active markets for identical assets,

•	Level 2 – inputs other than quoted prices that are directly or indirectly observable and

•	Level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of December 31, 2012
Investments in securities:
Trading	$55,389	$4,517	$—	$59,906

Total Financial instruments	$55,389	$4,517	$—	$59,906

As of December 31, 2011
Investments in securities:
Trading	$50,592	$1,277	$—	$51,869
Available-for-sale	—	—	2,999	2,999

Total Financial instruments	$50,592	$1,277	$2,999	$54,868

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We sold all of our 200,000 Class A shares of Teton Advisors, Inc. in 2012. Prior to disposition, we used level 3 inputs to determine their fair value. The following table presents information regarding this investment.

	For the years ended
Investments in available-for-sale securities (in thousands)	2012	2011
Beginning balance	$2,999	$1,425
Proceeds from sale	(1,900)
Change in unrealized gains included in Other Comprehensive Income	(1,099)	1,574

Ending balance	$—	$2,999

6. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

On November 18, 2010, we acquired the business and all related assets of McCarthy Group Advisors, L.L.C. (“McCarthy”), a Nebraska limited liability company and registered investment advisor based in Omaha, Nebraska. The McCarthy business, now referred to as Westwood Trust-Omaha, was initially added to our Advisory segment. However, since then a significant portion of client assets have transitioned to Trust segment products and we expect this to continue. In addition, new client assets added by the Omaha office are generally invested in Trust segment products. This acquisition was made in order to increase assets in our private wealth and Westwood Trust operating units, increase revenue from the Westwood Funds through the reorganization of the McCarthy Multi-Cap Stock Fund into the Westwood Dividend Growth Fund, which was completed in February 2011, and expand the Westwood Trust platform.

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

The following tables present the assets and liabilities we acquired from McCarthy:

Amount ($ thousands)
Goodwill:
Other goodwill	$6,875
Assembled workforce	491

Total goodwill	$7,366

Intangible assets:
Customer accounts	$3,965
Trade name	234
Non-compete agreements	24

Total Intangible assets	$4,223

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The goodwill we acquired is not amortized but does provide a tax deduction. The changes in goodwill for the last two years were as follows (in thousands):

	2012	2011
Beginning balance	$11,255	$11,281
Acquired goodwill	—	(26)

Ending balance	$11,255	$11,255

Intangible Assets

The following is a summary of intangible assets at December 31, 2012 and 2011 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumu- lated Amortiz- ation	Net Carrying Amount
2012
Client relationships	14.2	$5,005	$(857)	$4,148
Trade names	2.0	256	(256)	—
Non-compete agreements	2.3	26	(25)	1

Total		$5,287	$(1,138)	$4,149

2011
Client relationships	14.2	$5,005	$(498)	$4,507
Trade names	2.0	256	(153)	103
Non-compete agreements	2.3	26	(15)	11

Total		$5,287	$(666)	$4,621

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense, which is included in “General and administrative” expense on our Consolidated Statement of Income, was $472,000, $498,000 and $155,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

Estimated Amortization Expense
For the Year ending December 31,
2013	$359
2014	359
2015	359
2016	359
2017	359

7. BALANCE SHEET COMPONENTS:

Property and Equipment

The following table reflects information about our property and equipment as of December 31, 2012 and 2011.

	As of December 31,
	2012	2011
Leasehold improvements cost	$1,321	$1,410
Furniture and fixtures cost	1,450	1,364
Computer hardware and office equipment cost	1,121	1,112

Accumulated depreciation	(1,747)	(1,647)

Net property and equipment	$2,145	$2,239

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in millions):

	As of December 31,
	2012	2011
Foreign currency translation adjustment	$30	$—
Net unrealized gains on available-for-sale investments, net of taxes	—	1,940

Accumulated other comprehensive income	$30	$1,940

8. INCOME TAXES:

Income Tax Provision

Income (loss) before income taxes by jurisdiction is as follows:

	Years ended December 31,
	2012	2011	2010
United States	$26,850	$23,109	$17,721
Canada	(6,824)	—	—

Total	$20,026	$23,109	$17,721

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amount that would otherwise have been calculated by applying the US Federal corporate tax rate of 35% to income before income taxes. The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Income tax provision computed at US federal statutory rate	$7,009	$8,088	$6,202
Canadian rate differential	580	—	—
State and local income taxes, net of federal income taxes	305	353	295
Other, net	42	(18)	(56)

Total income tax expense	$7,936	$8,423	$6,441

Effective income tax rate	39.6%	36.4%	36.3%

We include penalties and interest on income-based taxes in the “Provision for income taxes” line on our income statement. We recorded penalties and interest of $0, $135 and $13,212 in 2012, 2011 and 2010, respectively.

Income tax provision (benefit) as set forth in the consolidated statements of income consisted of the following components (in thousands):

	Years ended December 31,
	2012	2011	2010
Current taxes:
US Federal	$9,280	$7,944	$6,341
State and local	473	546	450

Total	9,753	8,490	6,791

Deferred taxes:
State and local	(2)	(2)	3
US Federal	(4)	(65)	(353)
Non-US	(1,811)	—	—

Total	(1,817)	(67)	(350)

Total income tax expense	$7,936	$8,423	$6,441

Deferred Income Taxes

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Restricted stock amortization	$3,903	$3,647
Net operating loss	1,818	—
Deferred rent	173	182
Other	19	74

Total deferred tax assets	5,913	3,903

	2012	2011
Deferred tax liabilities:
Depreciation at rates different for tax than for financial reporting	(391)	(445)
Intangibles	(253)	(138)
Unrealized gains on investments	(211)	(1,147)

Total deferred tax liabilities	(855)	(1,730)

Net deferred tax assets	$5,058	$2,173

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Net current deferred tax asset	$3,362	$3,142

Non-current deferred tax assets	2,552	761
Non-current deferred tax liabilities,	(856)	(1,730)

Net non-current deferred tax assets (liabilities) reflected on the balance sheet	1,696	(969)

Total net deferred tax assets	$5,058	$2,173

As of December 31, 2012, we have Canadian net operating loss carry forwards of $1.8 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2032. We believe that it is more likely than not that we will realize the benefit of our deferred tax assets. 2009 through 2011 are open tax years for federal income taxes. We are not currently under audit by any taxing jurisdiction.

9. REGULATORY CAPITAL REQUIREMENTS:

Westwood Trust is subject to the capital requirements of the Texas Department of Banking and has a minimum capital requirement of $1.0 million. At December 31, 2012, Westwood Trust had total stockholders’ equity of approximately $12.4 million, which is $11.4 million in excess of its minimum capital requirement.

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

Westwood International is subject to the working capital requirements of the Ontario Securities Commission, which requires that combined cash and receivables be at least $200,000 in excess of current liabilities. At December 31, 2012 Westwood International had combined cash and receivables that were $1.0 million in excess of its current liabilities, which satisfies this requirement.

10. EMPLOYEE BENEFITS:

We have issued stock options and restricted shares to our employees and non-employee directors and offer 401(k) matching and profit sharing contributions to our employees. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans to the Plan) may not exceed 3,398,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At December 31, 2012, approximately 468,000 shares remain available for issuance under the Plan.

The following table presents the total stock-based compensation expense we recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2012	2011	2010
Total stock based compensation expense	$10,515	$9,969	$9,269
Total income tax benefit recognized related to stock-based compensation	4,230	3,872	3,497

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Under the Plan, we have granted restricted stock to employees and non-employee directors, which are subject to service conditions, and to our Chief Executive Officer, Brian O. Casey, and certain other employees, which are subject to a service condition and performance goals. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued, an adjustment for restrictions on dividends and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period.

As of December 31, 2012, there was approximately $21.8 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2.0 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. We withheld 86,453 shares in 2012 for this purpose. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

For the years ended December 31, 2012, 2011 and 2010, we granted restricted stock to employees and non-employee directors. The employees’ shares vest over four years and the directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject only to a service condition:
Non-vested, January 1, 2012	561,070	$36.37
Granted	214,780	39.26
Vested	(206,375)	36.19
Forfeited	(9,450)	37.63

Non-vested, December 31, 2012	560,025	37.52

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2012	2011	2010
Restricted shares subject only to a service condition:
Weighted-average grant date fair value	$39.26	$36.64	$39.06
Fair value of shares vested (in thousands)	$8,115	$7,380	$7,026

Performance-based restricted share grants

Under the Plan, we granted restricted shares to our Chief Executive Officer, Brian O. Casey, and certain other employees, that vest over five years, provided annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. For the year ended December 31, 2012, the officers became vested in the applicable percentage of their restricted shares since Westwood’s adjusted pre-tax income, as defined, for 2012 was at least $26,661,000, representing a compound annual growth rate of 7% over the adjusted pre-tax income for the year 2007. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically is based upon Westwood’s adjusted pre-tax income, as defined. If the performance goal is not met in any year during the vesting period, the Compensation Committee may establish a goal for a subsequent vesting period, which, if achieved or exceeded, may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. In no event, under the current grants, will the maximum number of shares which may become vested over the vesting period exceed 175,000 shares in the case of our Chief Executive Officer or 200,000 shares in the case of certain other employees. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest would be reversed.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject to service and performance conditions:
Non-vested, January 1, 2012	105,000	$39.90
Granted	200,000	39.31
Vested	(75,000)	39.59
Forfeited	—	—

Non-vested, December 31, 2012	230,000	$39.49

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2012	2011	2010
Restricted shares subject to a service and performance condition:
Weighted-average grant date fair value	$39.31	$—	$39.90
Fair value of shares vested (in thousands)	$3,068	$3,107	$3,397

Because the performance goal was met in 2012, the shares are vested in substance but require certification by our Compensation Committee, at which time a share price will be determined for tax purposes. As a result, we estimate that the total fair value of the shares that vested in 2012 was approximately $3,068,000 based on a share price of $40.90, the closing price of our stock as of the last business day of 2012.

Stock Options

Options granted under the Plan had a maximum ten-year term and vested over a period of four years. Options exercised represent newly issued shares. There are no options currently outstanding or exercisable. A summary of the status of Westwood’s outstanding stock options as of December 31, 2012, 2011 and 2010 is presented below.

	December 31, 2012		December 31, 2011		December 31, 2010
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Outstanding, beginning of period	16,250	$12.90	38,400	$12.90	54,900	$12.90
Granted	—	—	—	—	—	—
Exercised	(16,250)	12.90	(22,150)	12.90	(16,500)	12.90
Forfeited	—	—	—	—	—	—

Outstanding and exercisable, end of period	—	—	16,250	12.90	38,400	12.90

Intrinsic value – outstanding and exercisable	$—		$384,000		$1,039,000

The following table displays information for Westwood stock options exercised for the periods presented (in thousands):

	For the years ended
	2012	2011	2010
Total intrinsic value of options exercised	$364	$542	$425
Cash received from the exercise of stock options	210	287	213

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years ended December 31,
	2012	2011	2010
Profit sharing contributions	$749	$582	$477
401(k) matching contributions	809	707	679

11. EARNINGS PER SHARE:

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted EPS is computed based on the weighted average shares of common stock outstanding and common stock equivalents. Common stock equivalents are comprised of dilutive potential shares of restricted stock and stock options awards and contingently issuable shares.

Under ASC No. 620, Earnings Per Share (“ASC 620”), shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities, which requires allocating a portion of net income to those shares as if they were a separate class of stock, which reduces net income available to common stockholders. Prior to the third quarter 2010, shares of unvested restricted stock contained non-forfeitable rights to dividends and, accordingly, were participating securities. In the third quarter of 2010, the Plan was modified such that dividends on unvested restricted shares no longer contain non-forfeitable rights to dividends, which removed the requirements to treat such shares as a separate class of stock and to allocate a portion of net income to such shares for the third quarter of 2010 and future periods. There were no anti-dilutive restricted shares or options as of December 31, 2012, 2011 or 2010. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2012	2011	2010
Net income	$12,090	$14,686	$11,280
Less: Income allocated to participating restricted shares	—	—	(576)

Net income available to common stockholders	$12,090	$14,686	$10,704

Weighted average shares outstanding – basic	7,145,701	6,970,382	6,606,281
Dilutive potential shares from unvested restricted shares	189,269	204,957	121,110
Dilutive contingently issuable shares	—	17,607	46,610
Dilutive potential shares from stock options	3,134	15,569	21,350

Weighted average shares outstanding – diluted	7,338,104	7,208,515	6,795,351

Earnings per share:
Basic	$1.69	$2.11	$1.62
Diluted	$1.65	$2.04	$1.58

12. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood FundsTM, a family of mutual funds, and to two collective investment trusts (“CITs”). Some clients of Westwood Management acquired in the McCarthy acquisition hold their investments in ten LLCs that were formed and sponsored by

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

McCarthy. The CTFs, Westwood FundsTM , CITs and LLCs (“Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that may have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

We evaluate all of our advisory relationships and CTFs to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of the expected losses or a right to receive the majority of the residual returns. Since all losses and returns are distributed to the shareholders of the Westwood VIEs, we are not the primary beneficiary and consequently, the Westwood VIEs are not consolidated into our financial statements.

We have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these variable interest entities. Our investments in the Westwood FundsTM and the CTFs are accounted for as investments in accordance with our other investments described in Note. 4. We recognized fee revenue from the Westwood VIEs of approximately $30.3 million, $26.8 million and $18.0 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively. The following table displays the assets under management, amount of corporate money invested and risk of loss in each vehicle (in millions).

	As of December 31, 2012
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood FundsTM	$1,603	$10.9	$10.9
Common Trust Funds	2,091	4.5	4.5
Collective Investment Trusts	366	—	—
LLCs	255	—	—

13. COMMITMENTS AND CONTINGENCIES:

Leases

We lease our offices under non-cancelable operating lease agreements. Rental expense for facilities and equipment leases for years ended December 31, 2012, 2011 and 2010 aggregated approximately $1,258,000, $979,000 and $682,000, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of income. At December 31, 2012, the future contractual rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2013	$1,345
2014	1,075
2015	961
2016	982
2017	976
Thereafter	3,926

Total payments due	$9,265

Litigation

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

markets investment team who were previously employed by AGF, including Ms. Patricia Perez-Coutts. AGF is alleging that the former employees breached certain obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and Ms. Perez-Coutts, alleging that Ms. Perez-Coutts made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs.

While we intend to vigorously defend both actions and pursue the counterclaims, we are currently unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact of these actions and counterclaims. Defending these actions and pursuing these counterclaims may be expensive for us and time consuming for our personnel. While we do not currently believe these proceedings will have a material impact, adverse resolution of these actions and counterclaims could have a material adverse effect on our business, financial condition or results of operations.

Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We expense legal fees and directly-related costs as they are incurred. We have recorded a receivable of $86,000 which is our current minimum estimate of the expenses incurred related to this lawsuit that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our balance sheet.

14. SEGMENT REPORTING:

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

Advisory

Our Advisory segment provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals and the Westwood Funds™, as well as investment subadvisory services to mutual funds and our Trust segment. Westwood Management and Westwood International, which provide investment advisory services to clients of similar type, are included in our Advisory segment.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
2012
Net revenues from external sources	$62,524	$14,971	$—	$—	$77,495
Net intersegment revenues	5,858	16	—	(5,874)	—
Net interest and dividend revenue	539	2	—	—	541
Depreciation and amortization	450	371	—	—	821
Income (loss) before income taxes	27,413	2,631	(10,018)	—	20,026
Income tax expense (benefit)	10,458	992	(3,514)	—	7,936
Segment assets	91,619	13,657	—	(8,661)	96,615
Segment goodwill	5,219	6,036	—	—	11,255
Expenditures for long-lived assets	228	36	—	—	264
2011
Net revenues from external sources	$55,450	$13,459	$—	$—	$68,909
Net intersegment revenues	4,624	17	—	(4,641)	—
Net interest and dividend revenue	280	2	—	—	282
Depreciation and amortization	386	376	—	—	762
Income (loss) before income taxes	31,090	1,988	(9,969)	—	23,109
Income tax expense (benefit)	11,112	765	(3,454)	—	8,423
Segment assets	76,444	14,150	3	—	90,597
Segment goodwill	5,219	6,036	—	—	11,255
Expenditures for long-lived assets	1,069	362	—	—	1,431
2010
Net revenues from external sources	$43,253	$12,060	$—	$—	$55,313
Net intersegment revenues	4,183	17	—	(4,200)	—
Net interest and dividend revenue	291	4	—	—	295
Depreciation and amortization	307	122	—	—	429
Income (loss) before income taxes	25,287	1,703	(9,269)	—	17,721
Income tax expense (benefit)	8,931	665	(3,155)	—	6,441
Segment assets	61,014	13,117	(1,503)	—	72,628
Segment goodwill	5,245	6,036	—	—	11,281
Expenditures for long-lived assets	60	77	—	—	137

15. CONCENTRATION:

For the years ended December 31, 2012, 2011 and 2010, our four largest clients accounted for 12.6%, 14.3% and 12.2% of our fee revenue, respectively. No single customer accounted for 10% or more of our revenues in any of these years.

	Years ended December 31,
(in thousands)	2012	2011	2010
Advisory fees from Westwood Management’s largest client*:
Asset-based fees	$1,452	$1,772	$1,764
Performance-based fees	1,251	991	—
Percent of fee revenue	3.7%	4.0%	3.3%

*	This client was not our largest client in 2010.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SUBSEQUENT EVENTS:

On February 7, 2013, we declared a quarterly cash dividend of $0.40 per share on common stock payable on April 1, 2013 to stockholders of record on March 15, 2013.

On February 22, 2013, we issued 188,124 shares of restricted stock to employees. On February 22, 2013, shares of our stock closed at a price of $43.83 per share. The shares are subject to vesting conditions described in Note. 10 of these financial statements.

17. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2012
Revenues	$17,864	$20,066	$18,941	$20,624
Income before income taxes	6,084	3,752	4,331	5,859
Net income	3,785	2,198	2,504	3,603
Basic earnings per common share	0.53	0.31	0.35	0.50
Diluted earnings per common share	0.52	0.30	0.34	0.49
2011
Revenues	$17,009	$18,859	$16,048	$16,993
Income before income taxes	5,619	5,916	5,297	6,277
Net income	3,549	3,737	3,283	4,117
Basic earnings per common share	0.51	0.53	0.47	0.59
Diluted earnings per common share	0.50	0.52	0.46	0.57

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Securities Purchase Agreement by and among Westwood Holdings Group, Inc., McCarthy Group Advisors, LLC, MGA Holdings, LLC, and The Members of MGA Holdings, LLC (1)

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (10)

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (6)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (3)

10.1	Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) (7)+

10.2	Amendment to Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related form of Restricted Stock Agreement) (11)+

10.3	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. (2)

10.4	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto (4)

10.5	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 (5)

10.6	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 (5)

10.7	Eleventh Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of December 9, 2010 (12)

10.8	Twelfth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of August 17, 2012 (1)

10.9	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 (4)

10.10	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (4)

10.11	Investment Sub-advisory Agreement between Teton Advisers, LLC and Westwood Management Corp., dated as of October 6, 1994 (1)

10.12	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (5)+

10.13	Form of Indemnification Agreement for Westwood Management Corp. (5)+

10.14	Form of Indemnification Agreement for Westwood Trust (5)+

10.15	Executive Employment Agreement between Westwood Holdings Group, Inc. and Susan M. Byrne (8)+

10.16	Executive Employment Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (9)+

10.17	Executive Employment Agreement between Westwood Holdings Group, Inc. and Mark Freeman (13)+

10.18	Restricted Stock Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (9)+

10.19	Mutual Fund Share Incentive Agreement, by and between Mark Freeman and Westwood Holdings Group, Inc. dated as of February 7, 2012 (13)+

10.20	Mutual Fund Share Incentive Agreement Amendment, by and between Mark Freeman and Westwood Holdings Group, Inc. dated as of January 14, 2013 (1)+

10.21	Schedule of Director Compensation (1)

21.1	Subsidiaries (1)

23.1	Consent of Grant Thornton (1)

24.1	Power of Attorney (included on first signature page) (1)

31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#

(1)	Filed herewith.
(2)	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 6, 2002.

(3)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the Securities and Exchange Commission on April 30, 2002.
(4)	Incorporated by reference from the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 8, 2002.
(5)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.
(6)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on April 25, 2012.
(7)	Incorporated by reference from Form S-8 filed with the Securities and Exchange Commission on July 1, 2009.
(8)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on July 28, 2006.
(9)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on April 23, 2010.
(10)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on May 7, 2008.
(11)	Incorporated by reference from Form 10-Q filed with the Securities and Exchange Commission on October 21, 2010.
(12)	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for fiscal year ended December 31, 2010.
(13)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on February 10, 2012.
+	Indicates management contract or compensation plan, contract or arrangement.
#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.