Form 10-Q
period 2013-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2013-04-18
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

Shares of common stock, par value $0.01 per share, outstanding as of April 16, 2013: 8,114,742.

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,774	$3,817
Accounts receivable	10,053	8,920
Investments, at fair value	47,985	59,906
Deferred income taxes	1,320	3,362
Prepaid income taxes	514	—
Other current assets	2,751	1,365

Total current assets	68,397	77,370
Goodwill	11,255	11,255
Deferred income taxes	1,610	1,696
Intangible assets, net	4,059	4,149
Property and equipment, net of accumulated depreciation of $1,836 and $1,747	2,195	2,145

Total assets	$87,516	$96,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,881	$1,636
Dividends payable	3,424	1,201
Compensation and benefits payable	4,576	14,537
Income taxes payable	—	1,438
Other current liabilities	15	14

Total current liabilities	9,896	18,826
Accrued dividends	654	—
Deferred rent	1,210	1,238

Total long-term liabilities	1,864	1,238

Total liabilities	11,760	20,064

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,703,435 and outstanding 8,123,002 shares at March 31, 2013; issued 8,526,598 and outstanding 8,031,045 shares at December 31, 2012	87	85
Additional paid-in capital	91,876	88,483
Treasury stock, at cost – 580,433 shares at March 31, 2013; 495,553 shares at December 31, 2012	(22,223)	(18,502)
Accumulated other comprehensive income (loss)	(47)	30
Retained earnings	6,063	6,455

Total stockholders’ equity	75,756	76,551

Total liabilities and stockholders’ equity	$87,516	$96,615

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2013	2012
REVENUES:
Advisory fees - asset based	$15,547	$14,090
Trust fees	4,217	3,471
Other revenues, net	336	303

Total revenues	20,100	17,864

EXPENSES:
Employee compensation and benefits	11,843	8,914
Sales and marketing	287	212
Westwood mutual funds	404	209
Information technology	656	596
Professional services	1,002	879
General and administrative	1,189	970

Total expenses	15,381	11,780

Income before income taxes	4,719	6,084
Provision for income taxes	1,886	2,299

Net income	$2,833	$3,785

Other comprehensive income:
Available-for-sale investments:
Change in unrealized gain on investment securities, net of income taxes of $0 and $(238), respectively	—	(435)
Foreign currency translation loss	(77)	—

Total comprehensive income	$2,756	$3,350

Earnings per share:
Basic	$0.39	$0.53

Diluted	$0.38	$0.52

Weighted average shares outstanding:
Basic	7,287,161	7,087,778

Diluted	7,481,668	7,268,353

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(in thousands, except share amounts)

(unaudited)

	Common Stock, Par		Addi- tional Paid-In	Treasury	Accumu- lated Other Comp- rehensive Income	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total
BALANCE, January 1, 2013	8,031,045	$85	$88,483	$(18,502)	$30	$6,455	$76,551
Net income	—	—	—	—	—	2,833	2,833
Other comprehensive income	—	—	—	—	(77)	—	(77)
Issuance of restricted stock, net	176,837	2	(2)	—	—	—	—
Dividends declared ($0.40 per share)	—	—	—	—	—	(3,225)	(3,225)
Restricted stock amortization	—	—	2,706	—	—	—	2,706
Tax benefit related to equity compensation	—	—	689	—	—	—	689
Purchase of treasury stock	(84,880)	—	—	(3,721)	—	—	(3,721)

BALANCE, March 31, 2013	8,123,002	$87	$91,876	$(22,223)	$(47)	$6,063	$75,756

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,833	$3,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90	81
Amortization of intangible assets	90	122
Unrealized losses on trading investments	373	138
Restricted stock amortization	2,706	1,865
Loss on disposal of property	—	1
Deferred income taxes	2,079	2,666
Excess tax benefits from stock based compensation	(672)	(588)
Net sales of investments – trading securities	11,546	6,818
Change in operating assets and liabilities:
Accounts receivable	(1,164)	(101)
Other current assets	(1,313)	(391)
Accounts payable and accrued liabilities	(198)	(7)
Compensation and benefits payable	(9,906)	(9,141)
Income taxes payable and prepaid income taxes	(1,166)	(401)
Other liabilities	(6)	(6)

Net cash provided by operating activities	5,292	4,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(247)	(48)

Net cash used in investing activities	(247)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(3,721)	(3,403)
Excess tax benefits from stock based compensation	672	588
Cash dividends	—	(2,759)
Proceeds from exercise of stock options	—	22

Net cash used in financing activities	(3,049)	(5,552)

Effect of currency rate changes on cash	(39)	—

NET INCREASE (DECREASE) IN CASH	1,957	(759)
Cash and cash equivalents, beginning of period	3,817	5,264

Cash and cash equivalents, end of period	$5,774	$4,505

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,064	$35

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without an audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly our interim financial position and results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the periods in these consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Investments

All marketable securities are classified as trading securities and are carried at quoted market value on the accompanying consolidated balance sheet. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method. Investments include shares of Westwood mutual funds awarded to employees pursuant to mutual fund share incentive awards described in Note 9.

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

Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. For a further discussion of our intangible assets see Note 6.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Income Taxes

We file a United States (U.S.) federal income tax return as a consolidated group for Westwood and its subsidiaries based in the U.S. We separately file a Canadian income tax return for Westwood International. Deferred income tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense is generally the result of changes in deferred tax assets and liabilities. Deferred taxes relate primarily to stock-based compensation expense and net operating losses at Westwood International.

We would record a valuation allowance, when necessary, to reduce deferred tax assets to an amount that more likely than not would be realized. No valuation allowance has been recorded in our financial statements.

Currency Translation

Assets and liabilities of Westwood International, our non-U.S. dollar functional currency subsidiary, are translated at exchange rates as of the applicable reporting dates. Revenues and expenses are translated at average exchange rates during the periods indicated. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are recorded through other comprehensive income.

Long-term Compensation Agreements

We entered into employment agreements with certain employees of Westwood International that provide for specified payments over four years. In certain circumstances, these payments will be forfeited to us if the employment of these individuals is terminated before completion of the contractual earning period. Payments made in advance under these agreements are included in “Other current assets” on our Condensed Consolidated Balance Sheet, net of amounts already amortized.

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

We have issued restricted stock and granted stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended (the “Plan”). We must apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, our stock-based compensation expense and results of operations could be materially affected.

We have compensation arrangements with certain employees of Westwood International pursuant to which these employees are able to earn cash bonus awards based on the performance of certain investment products. A portion of such awards may be paid in shares of our stock that vest over a multi-year period. We accrue a liability for these awards over both the annual period in which we determine it is probable that the award will be earned and, for the portion to be settled in shares, over the following three-year vesting period. As of March 31, 2013, we had an accrued liability of $246,000 related to these awards. Cash awards expected to be settled in shares are funded a into trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or forfeited. Shares held in the trust would be shown on our balance sheet as treasury shares. There are currently no shares held in the trust. Until shares are acquired by the trust, we measure the liability as a cash based award, which is included in the “Compensation and benefits payable” on our Condensed Consolidated Balance Sheets. When the number of shares related to an award is determinable, the award becomes an equity award accounted for similar to restricted stock, which is described in Note 9.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2013 and 2012, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of dilutive shares of restricted stock and stock options granted to employees and non-employee directors. There were no anti-dilutive restricted shares or options as of March 31, 2013 or 2012.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended March 31,
	2013	2012
Net income	$2,833	$3,785

Weighted average shares outstanding – basic	7,287,161	7,087,778
Dilutive potential shares from unvested restricted shares	194,507	172,991
Dilutive potential shares from stock options	—	7,584

Weighted average shares outstanding – diluted	7,481,668	7,268,353

Earnings per share:
Basic	$0.39	$0.53
Diluted	$0.38	$0.52

4. INVESTMENTS

Investment balances are presented in the table below (in thousands). All investments are carried at fair value. All investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2013:
U.S. Government obligations	$32,995	$12	$—	$33,007
Money Market Funds	2,113	—	—	2,113
Equity Funds - trading	400	—	(10)	390
Mutual Fund Share Awards – trading	1,675	97	—	1,772
Fixed Income Funds - trading	10,589	114	—	10,703

Marketable securities	$47,772	$223	$(10)	$47,985

December 31, 2012:
U.S. Government obligations	$42,588	$1	$—	$42,589
Money Market Funds	1,856	—	—	1,856
Equity Funds - trading	4,401	519	—	4,920
Fixed Income Funds - trading	10,468	73	—	10,541

Marketable securities	$59,313	$593	$—	$59,906

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS

We determined estimated fair values of our financial instruments using available information. The fair value amounts discussed in Note 4 and this Note 5 to the consolidated financial statements are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood FundsTM mutual funds and Westwood Trust common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. Market values of our money market holdings generally do not fluctuate.

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable, and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of March 31, 2013
Investments in securities:
Trading	$47,985	$—	$—	$47,985

Total financial instruments	$47,985	$—	$—	$47,985

As of December 31, 2012
Investments in securities:
Trading	$55,389	$4,517	$—	$59,906

Total financial instruments	$55,389	$4,517	$—	$59,906

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. INTANGIBLE ASSETS

The following is a summary of our intangible assets at March 31, 2013 and December 31, 2012 (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumu- lated Amortiz- ation	Net Carrying Amount
March 31, 2013
Client relationships	14.2	$5,005	$(947)	$4,058
Trade names	2.0	256	(256)	—
Non-compete agreements	2.3	26	(25)	1

Total		$5,287	$(1,228)	$4,059

December 31, 2012
Client relationships	14.2	$5,005	$(857)	$4,148
Trade names	2.0	256	(256)	—
Non-compete agreements	2.3	26	(25)	1

Total		$5,287	$(1,138)	$4,149

Amortization expense was $90,000 and $122,000 for the three months ended March 31, 2013 and 2012, respectively. Estimated amortization expense for intangible assets for the next five years follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2013	$359
2014	359
2015	359
2016	359
2017	359

7. BALANCE SHEET COMPONENTS

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of March 31, 2013	As of December31, 2012
Foreign currency translation adjustment	$(47)	$30

Accumulated other comprehensive income (loss)	$(47)	$30

Accrued Dividends

Accrued dividends of $654,000 at March 31, 2013 are dividends accrued on unvested restricted shares that are expected to vest after one year. When those unvested restricted shares vest, the dividends accrued on those shares will be paid.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood Funds™, a family of mutual funds, and to two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”) that were formed and sponsored by McCarthy Group Advisors, L.L.C. The CTFs, Westwood Funds™, CITs and LLCs (the “Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

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

We have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of the Westwood VIEs. Our investments in the Westwood Funds™ and the CTFs are accounted for as investments in accordance with our other investments described in Note 4. The following table displays assets under management, corporate money invested and risk of loss in each vehicle (in millions).

	As of March 31, 2013
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$1,913	$12.6	$12.6
Common Trust Funds	2,287	—	—
Collective Investment Trusts	372	—	—
LLCs	270	—	—

	As of December 31, 2012
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$1,603	$10.9	$10.9
Common Trust Funds	2,091	4.5	4.5
Collective Investment Trusts	366	—	—
LLCs	255	—	—

9. EMPLOYEE BENEFITS

Stock Based Compensation

The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. As of March 31, 2013, the total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 3,398,100 shares and approximately 291,000 shares remained available for issuance under the Plan.

The following table presents the total expense recorded for stock based compensation (in thousands):

	Three months ended March 31,
	2013	2012
Service condition restricted stock expense	$1,964	$1,865
Performance-based restricted stock expense	742	—
Deferred share unit expense	13	—

Total stock based compensation expense	$2,719	$1,865

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted Stock

Under the Plan, we have granted to employees and non-employee directors restricted stock that is subject to a service condition, and to certain key employees restricted stock that is subject to a service condition and performance condition. As of March 31, 2013, approximately $26.3 million of remaining unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.7 years. Our two types of restricted stock grants are discussed below.

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and non-employee directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended March 31, 2013:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2013	560,025	$37.52
Granted	188,124	43.79
Vested	(197,430)	35.72
Forfeited	(11,287)	38.11

Non-vested, March 31, 2013	539,432	40.35

Performance-based restricted share grants

Under the Plan, we granted to certain key employees restricted shares that vest over five years, provided that annual performance goals established by Westwood’s Compensation Committee are met. In February 2013, the Compensation Committee established the 2013 goal as adjusted pre-tax income of at least $27.0 million, representing a five-year compound annual growth rate in excess of 10% over annual adjusted pre-tax income recorded in 2008 (excluding a 2008 non-recurring performance fee of $8.7 million). Our adjusted pre-tax income is determined based on our audited financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees and (ii) performance-based restricted stock awards, and excluding start up, non-recurring, and similar expense items. In the first quarter of 2013, we concluded that it was probable that we would meet the performance goals required to vest the applicable percentage of the performance-based restricted shares this year and began recording expense related to those shares.

The following table details the status and changes in our restricted stock grants that are subject to service and performance conditions for the three months ended March 31, 2013:

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2013	230,000	$39.49
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, March 31, 2013	230,000	39.49

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Deferred Share Units

We established a deferred share unit (“DSU”) plan for employees and directors of Westwood International. A deferred share unit is an award linked to the value of Westwood’s common stock, and represented by a notional credit to a participant account. The value of a deferred share unit is initially equal to the value of a share of our common stock. Deferred share units become fully vested after six years of service by the participant and the liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSU’s based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. In the three months ended March 31, 2013, we issued and have outstanding 2,021 deferred share units at a weighted average grant date fair value of $40.83 per unit.

Mutual Fund Share Incentive Awards

We annually grant mutual fund incentive awards to certain employees which are annual performance bonus awards based on our mutual funds achieving certain performance goals. Awards granted are notionally credited to a participant account maintained by the Company representing a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account.

These awards vest after approximately one year of service following the year the award is earned by the participant. We begin accruing a liability for mutual fund incentive awards when we determine it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has transpired. Our liability under these awards may increase or decrease based on changes in the price of the mutual fund shares awarded and will increase for additional shares received from reinvested investment income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended March 31, 2013, we recorded expense of $697,000 related to mutual fund share incentive awards. As of March 31, 2013, we had an accrued liability of $803,000 related to mutual fund incentive awards.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Our policy is to not accrue estimated legal fees and directly related costs as part of potential loss contingencies. We expense legal fees and directly-related costs as they are incurred. We have recorded a receivable of $227,000 which is our current minimum estimate of the expenses incurred related to this lawsuit that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our consolidated balance sheet.

11. SEGMENT REPORTING

We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes. Westwood Holdings Group, Inc. (“Westwood Holdings”), the parent company of Advisory and Trust, does not have revenues or employees and is the entity in which we record stock-based compensation expense.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2013
Net revenues from external sources	$15,882	$4,218	$—	$—	$20,100
Net intersegment revenues	1,933	5	—	(1,938)	—
Income before income taxes	6,762	546	(2,589)	—	4,719
Segment assets	85,711	13,255	—	(11,450)	87,516
Segment goodwill	5,219	6,036	—	—	11,255

Three months ended March 31, 2012
Net revenues from external sources	$14,393	$3,471	$—	$—	$17,864
Net intersegment revenues	1,174	5	—	(1,179)	—
Income before income taxes	7,505	444	(1,865)	—	6,084
Segment assets	69,006	13,924	—	(1,656)	81,274
Segment goodwill	5,219	6,036	—	—	11,255

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, and those set forth below:

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

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds™, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International was established in the second quarter of 2012 and provides global equity and emerging markets investment advisory services to institutional clients, Westwood Funds™ family of mutual funds, and common trust funds sponsored by Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management. We believe we have established a track record of delivering competitive risk-adjusted returns for our clients. On an asset-weighted basis, more than 90 percent of our investment strategies have delivered above-benchmark performance and more than 95 percent have experienced below-benchmark volatility over the past 10 years. Percentages stated in this section are rounded to the nearest whole percent.

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

Assets Under Management

Assets under management increased $1.4 billion to $15.3 billion at March 31, 2013 compared with $13.9 billion at March 31, 2012. The average of beginning and ending assets under management for the first quarter of 2013 was $14.8 billion compared to $13.5 billion for the first quarter of 2012, an increase of 9%.

The following table displays assets under management as of March 31, 2013 and 2012:

	As of March 31, (in millions)		% Change March 31, 2013 vs.
	2013	2012	March 31, 2012
Institutional	$9,894	$9,068	9%
Private Wealth	3,527	3,330	6
Mutual Funds	1,913	1,475	30

Total Assets Under Management	$15,334	$13,873	11%

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

•

Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently being held in custody for clients, but we believe there is potential for these assets to convert to fee-generating managed assets during an inter-generational transfer of wealth at some future date. Also included are assets acquired in the McCarthy Group Advisors, L.L.C. transaction, described in Note 6 of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

•	Mutual Funds include the Westwood Funds™, a family of U.S.-registered mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended March 31,		% Change March 31, 2013 vs.
	2013	2012	March 31, 2012
Institutional
Beginning of period assets	$9,225	$8,735	6%
Inflows	195	166	17
Outflows	(464)	(745)	(38)

Net flows	(269)	(579)	(54)
Market appreciation/(depreciation)	938	912	3
Net change	669	333	101

End of period assets	9,894	9,068	9

Private Wealth
Beginning of period assets	3,339	3,051	9
Inflows	92	155	(41)
Outflows	(132)	(114)	16

Net flows	(40)	41	(198)
Market appreciation/(depreciation)	228	238	(4)
Net change	188	279	(33)

End of period assets	3,527	3,330	6

Mutual Funds
Beginning of period assets	1,603	1,293	24
Inflows	195	166	17
Outflows	(41)	(85)	(52)

Net flows	154	81	90
Market appreciation/(depreciation)	156	101	55
Net change	310	182	70

End of period assets	1,913	1,475	30

Total
Beginning of period assets	14,167	13,079	8
Inflows	482	487	(1)
Outflows	(637)	(944)	(33)

Net flows	(155)	(457)	(66)
Market appreciation/(depreciation)	1,322	1,251	6
Net change	1,167	794	47

End of period assets	$15,334	$13,873	11%

Three months ended March 31, 2013 and 2012

The $1.2 billion increase in assets under management for the three months ended March 31, 2013 was due to market appreciation of $1.3 billion and inflows of $482 million, partially offset by outflows of $637 million. Inflows were primarily driven by inflows into the Westwood Income Opportunity mutual fund and inflows into institutional accounts in our Emerging Markets strategy managed by Westwood International and our SMidCap Plus+ strategy. Outflows were primarily related to rebalancing by clients from our LargeCap strategy and other strategies to a lesser degree. Our various strategies are described in our Annual Report on Form 10-K for the year ended December 31, 2012.

The $794 million increase in assets under management for the three months ended March 31, 2012 was due to market appreciation of $1.3 billion and inflows of $487 million, partially offset by outflows of $944 million. Inflows were evenly distributed into new and existing institutional separate accounts, the Westwood FundsTM and new and existing private wealth accounts. Outflows were primarily related to rebalancing by institutional separate accounts.

Results of Operations

In the second quarter of 2012, as part of our strategy to expand our research capabilities and product offerings, we established Westwood International, based in Toronto, Canada, to manage global and emerging markets equity strategies. Westwood International began providing investment management services during the third quarter of 2012. At March 31, 2013, Westwood International had assets under management of $1.0 billion. As Westwood International has only recently commenced operations, our Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 includes $3.2 million in costs related to Westwood International’s operations and revenues of $1.5 million.

The following table (dollars in thousands) and discussion of our results of operations for the three months ended March 31, 2013 is based upon data derived from the consolidated statements of comprehensive income contained in our consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

	Three months ended March 31,		% Change Three months ended March 31, 2013 vs.
	2013	2012	March 31, 2012
Revenues
Advisory fees – asset based	$15,547	$14,090	10%
Trust fees	4,217	3,471	21
Other revenues	336	303	11

Total revenues	20,100	17,864	13

Expenses
Employee compensation and benefits	11,843	8,914	33
Sales and marketing	287	212	35
Westwood mutual funds	404	209	93
Information technology	656	596	10
Professional services	1,002	879	14
General and administrative	1,189	970	23

Total expenses	15,381	11,780	31

Income before income taxes	4,719	6,084	(22)
Provision for income taxes	1,886	2,299	(18)

Net income	$2,833	$3,785	(25)%

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Total Revenues. Our total revenues increased by 13% to $20.1 million for the three months ended March 31, 2013 compared with $17.9 million for the three months ended March 31, 2012. Asset-based advisory fees increased by 10% to $15.5 million for the three months ended March 31, 2013 compared with $14.1 million for the three months ended March 31, 2012 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased by 21% to $4.2 million for the three months ended March 31, 2013 compared with $3.5 million for the three months ended March 31, 2012 as a result of increased assets under management at Westwood Trust primarily due to market appreciation. Other revenues, which generally consist of interest and investment income, increased by 11% to $336,000 for the three months ended March 31, 2013 compared with $303,000 for the three months ended March 31, 2012. Other revenues increased primarily due to an increase of $56,000 in dividend income partially offset by a decrease of $27,000 in net realized and unrealized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 33% to $11.8 million for the three months ended March 31, 2013 compared with $8.9 million for the three months ended March 31, 2012. The increase was primarily due to increases of $751,000 in expense related to amortization of multi-year bonus agreements, $742,000 in performance-based restricted stock expense, $697,000 in mutual fund incentive award expense, and $601,000 in salary expense due primarily to increased average headcount and salary increases, partially offset by a decrease of $189,000 in cash-based incentive compensation expense. During the first quarter of 2013, we concluded that it was probable that we would meet the performance goal required in order for the applicable percentage of performance-based restricted shares to vest. In 2012, we did not conclude performance-based shares would vest nor record the related expense until the second quarter. We had 96 full-time employees as of March 31, 2013 compared to 83 full-time employees as of March 31, 2012.

Sales and Marketing. Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 35% to $287,000 for the three months ended March 31, 2013 compared with $212,000 for the three months ended March 31, 2012. The increase was primarily the result of increased direct marketing expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds™. Westwood Mutual Funds expenses increased 93% to $404,000 for the three months ended March 31, 2013 compared with $209,000 for the three months ended March 31, 2012. In the fourth quarter of 2012, we launched three new mutual funds, which increased our fund reimbursement costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 10% to $656,000 for the three months ended March 31, 2013 compared with $596,000 for the three months ended March 31, 2012. The increase was primarily due to increased research expenses and increased equipment expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 14% to $1.0 million for the three months ended March 31, 2013 compared with $879,000 for the three months ended March 31, 2012 primarily due to legal fees. These increases were partially offset by decreased financial advisory expense due to the termination of subadvisors on international common trust funds in the second quarter of 2012.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 23% to $1.2 million for the three months ended March 31, 2013 compared with $1.0 million for the three months ended March 31, 2012. The increase was primarily due to rent expense for our new Toronto office, non-marketing travel expenses related to Westwood International and increased custody expense, partially offset by a decrease in acquisition related amortization expense.

Provision for Income Tax Expense. Provision for income tax expenses decreased by 18% to $1.9 million for the three months ended March 31, 2013 compared with $2.3 million for the three months ended March 31, 2012. The effective tax rate increased to 40.0% for the three months ended March 31, 2013 from 37.8% for the three months ended March 31, 2012 primarily due to operating losses from Westwood International, which is taxed at a lower Canadian tax rate.

Supplemental Financial Information

As supplemental information, we are providing non-U.S. generally accepted accounting principles (“non-GAAP”) performance measures that we refer to as Economic Earnings and Economic Expenses. We provide these measures in addition to, but not as a substitute for, net income and total expenses, which are reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Both our management and Board of Directors review

Economic Earnings and Economic Expenses to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income and total expenses, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without considering financial information prepared in accordance with GAAP.

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

Our Economic Earnings decreased by 3% to $5.7 million for the three months ended March 31, 2013 compared with $5.8 million for the three months ended March 31, 2012, primarily due to increases in Economic Expenses.

The following tables provide a reconciliation of net income to Economic Earnings and total expenses to Economic Expenses (in thousands):

	Three Months Ended March 31%
	2013	2012	Change
Net Income	$2,833	$3,785	(25)%
Add: Restricted stock expense	2,706	1,865	45
Add: Intangible amortization	90	122	(26)
Add: Deferred taxes on goodwill	38	47	(19)

Economic Earnings	$5,667	$5,819	(3)

Total expenses	$15,381	$11,780	31
Less: Restricted stock expense	(2,706)	(1,865)	45
Less: Intangible amortization	(90)	(122)	(26)

Economic Expenses	$12,585	$9,793	29%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2013, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2013, cash flow provided by operating activities, principally our investment advisory business, was $5.3 million. At March 31, 2013, we had working capital of $58.5 million. Cash flow used in investing activities during the three months ended March 31, 2013 of $247,000 was related to the purchases of fixed assets. Cash flow used in financing activities during the three months ended March 31, 2013 of $3.0 million was due to the payment of dividends and the purchase of treasury shares partially offset by tax benefits from equity-based compensation.

We had cash and investments of $53.8 million as of March 31, 2013 and $63.7 million as of December 31, 2012. Dividends payable and accrued dividends were $4.1 million and $1.2 million as of March 31, 2013 and December 31, 2012, respectively. We had no liabilities for borrowed money at March 31, 2013.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There have been no significant changes in our contractual obligations since December 31, 2012.

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2012.

Accounting Developments

On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on reporting amounts reclassified out of accumulated other comprehensive income. The new guidance does not change the requirements for reporting net income or other comprehensive income in the financial statements, but requires new footnote disclosures regarding the reclassification of accumulated other comprehensive income by component into net income. We do not expect this guidance to have a material effect on our financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

For the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
February 1 through February 28, 2013 (2)	84,880	$43.83	—	10,000,000

(1)	On July 20, 2012, our board of directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the board of directors.
(2)	The treasury shares purchased in February were purchased from Westwood employees at the market close price on the date of purchase in order to satisfy the employees tax withholding obligations from vested restricted shares. We anticipate purchasing additional shares in subsequent years for the same purpose.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 18, 2013	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ Mark A. Wallace
Mark A. Wallace
Chief Financial Officer