Form 10-Q
period 2013-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2013-07-18
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

Yes ☐ No ☒

Shares of common stock, par value $0.01 per share, outstanding as of July 12, 2013: 8,189,308.

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$6,133	$3,817
Accounts receivable	12,857	8,920
Investments, at fair value	51,368	59,906
Deferred income taxes	2,037	3,362
Prepaid income taxes	1,173	—
Other current assets	2,250	1,365
Total current assets	75,818	77,370
Goodwill	11,255	11,255
Deferred income taxes	1,963	1,696
Intangible assets, net	3,969	4,149
Property and equipment, net of accumulated depreciation of $ 1,932 and $1,747	2,190	2,145
Total assets	$95,195	$96,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$1,829	$1,636
Dividends payable	3,517	1,201
Compensation and benefits payable	8,362	14,537
Income taxes payable	—	1,438
Other current liabilities	15	14
Total current liabilities	13,723	18,826
Accrued dividends	824	—
Deferred rent	1,214	1,238
Total long-term liabilities	2,038	1,238
Total liabilities	15,761	20,064
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $ 0.01 par value, authorized 25,000,000 shares, issued 8,790,875 and outstanding 8,189,308 shares at June 30, 2013; issued 8,526,598 and outstanding 8,031,045 shares at December 31, 2012	88	85
Additional paid-in capital	95,013	88,483
Treasury stock, at cost – 601,567 shares at June 30, 2013; 495,553 shares at December 31, 2012	(23,139)	(18,502)
Accumulated other comprehensive income (loss)	(205)	30
Retained earnings	7,677	6,455
Total stockholders’ equity	79,434	76,551
Total liabilities and stockholders’ equity	$95,195	$96,615

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
REVENUES:
Advisory fees
Asset based	$16,486	$14,102	$32,033	$28,192
Performance based	2,535	1,182	2,535	1,182
Trust fees	4,574	3,757	8,791	7,228
Other, net	(120)	1,025	216	1,328
Total revenues	23,475	20,066	43,575	37,930

EXPENSES:
Employee compensation and benefits	11,907	11,885	23,750	20,799
Sales and marketing	334	261	621	473
Westwood mutual funds	462	275	866	484
Information technology	678	629	1,334	1,225
Professional services	1,077	2,063	2,079	2,942
General and administrative	1,284	1,201	2,473	2,171
Total expenses	15,742	16,314	31,123	28,094
Income before income taxes	7,733	3,752	12,452	9,836
Provision for income taxes	2,854	1,554	4,740	3,853
Net income	$4,879	$2,198	$7,712	$5,983
Other comprehensive income:
Available-for-sale investments:
Change in unrealized gain on investment securities	—	34	—	(401)
Less: reclassification adjustment for net gains included in earnings	—	(908)	—	(908)
Net change (net of income taxes of $0, $(476), $0 and $(714), respectively)	—	(874)	—	(1,309)
Foreign currency translation loss	(158)	(18)	(235)	(18)
Total comprehensive income	$4,721	$1,306	$7,477	$4,656

Earnings per share:
Basic	$0.66	$0.31	$1.05	$0.84
Diluted	$0.65	$0.30	$1.03	$0.82

Weighted average shares outstanding:
Basic	7,349,868	7,162,540	7,318,688	7,125,158
Diluted	7,495,523	7,250,707	7,492,392	7,272,690

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(in thousands, except share amounts)

(unaudited)

	Common Stock, Par		Addi- tional Paid-In	Treasury	Accumu- lated Other Comp- rehensive Income	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total
BALANCE, January 1, 2013	8,031,045	$85	$88,483	$(18,502)	$30	$6,455	$76,551
Net income	—	—	—	—	—	7,712	7,712
Other comprehensive income	—	—	—	—	(235)	—	(235)
Issuance of restricted stock, net	264,277	3	(3)	—	—	—	—
Dividends declared ($0.40 per share)	—	—	—	—	—	(6,490)	(6,490)
Restricted stock amortization	—	—	5,692	—	—	—	5,692
Reclassification of compensation liability to be paid in shares	—	—	124	—	—	—	124
Tax benefit related to equity compensation	—	—	717	—	—	—	717
Purchase of treasury stock	(106,014)	—	—	(4,637)	—	—	(4,637)
BALANCE, June 30, 2013	8,189,308	$88	$95,013	$(23,139)	$(205)	$7,677	$79,434

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,712	$5,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187	166
Amortization of intangible assets	180	244
Fair value adjustment of liabilities	—	(96)
(Gain) on sale of available for sale investment	—	(803)
Unrealized losses on trading investments	639	170
Restricted stock amortization	5,692	4,750
Loss on disposal of property	—	1
Deferred income taxes	937	1,857
Excess tax benefits from stock based compensation	(684)	(676)
Net sales of investments – trading securities	7,880	8,166
Change in operating assets and liabilities:
Accounts receivable	(4,003)	(905)
Other current assets	(864)	(2,362)
Accounts payable and accrued liabilities	(71)	(2,459)
Compensation and benefits payable	(5,931)	(5,171)
Income taxes payable and prepaid income taxes	(1,991)	(1,814)
Other liabilities	18	(62)
Net cash provided by operating activities	9,701	6,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of available for sale investment	—	950
Purchase of property and equipment	(313)	(194)
Net cash (used in) provided by investing activities	(313)	756
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(4,637)	(3,796)
Excess tax benefits from stock based compensation	684	676
Cash dividends	(2,988)	(2,943)
Proceeds from exercise of stock options	—	210
Net cash used in financing activities	(6,941)	(5,853)
Effect of currency rate changes on cash	(131)	(18)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,316	1,874
Cash and cash equivalents, beginning of period	3,817	5,264
Cash and cash equivalents, end of period	$6,133	$7,138
Supplemental cash flow information:
Cash paid during the period for income taxes	$5,723	$3,785

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without an audit and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly our interim financial position and results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements are presented using the accrual basis of accounting and have been prepared in accordance with the instructions for the presentation of interim financial information as prescribed by the Securities and Exchange Commission (“SEC”).

The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the periods in these condensed consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. A limited number of our clients have contractual performance-based fee arrangements, which pay us an additional fee when we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement periods. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since billing periods for most of our advance paying clients coincide with the calendar quarter to which payment relates, revenue is fully recognized within the quarter. Consequently there is not a significant amount of deferred revenue contained in our financial statements. Deferred revenue is included on the balance sheet under the heading of “Other current liabilities”. Other revenues generally consist of interest and investment income and losses. These revenues are recognized as earned or as the services are performed.

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

We have examined whether the entities in which we have an interest are VIEs and whether we qualify as the primary beneficiary of any VIEs so identified. We have included the disclosures related to VIEs in a note to these condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less, other than pooled investment vehicles that are considered investments.

Accounts Receivable

Our accounts receivable balances generally consist of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectable. Our trade accounts receivable balances do not include any allowance for doubtful accounts nor has any bad debt expense attributable to trade receivables been recorded for the periods presented in these condensed consolidated financial statements.

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

During the third quarter of 2012, we completed our annual goodwill impairment assessment and determined that no impairment loss was required. We perform annual impairment assessments in the third quarter and reassess if circumstances indicate a potential impairment between annual assessment dates. We assess the fair value of our business units for goodwill purposes using a market multiple approach.

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

Long-term Compensation Agreements

We entered into employment agreements with certain employees of Westwood International that provide for specified payments over four years. In certain circumstances, these payments would be forfeited to us if the employment of these individuals is terminated before completion of the contractual earning period. Payments made in advance under these agreements are included in “Other current assets” on our Condensed Consolidated Balance Sheet, net of amounts already amortized.

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

We have issued restricted stock and granted stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended (the “Plan”). We apply judgment in developing an expectation of awards of restricted stock and stock options that may be forfeited. If actual experience differs significantly from these estimates, our stock-based compensation expense and results of operations could be materially affected.

We have compensation arrangements with certain employees of Westwood International pursuant to which these employees are able to earn cash awards based on the performance of certain investment products. A portion of such awards may be paid in shares of our stock that vest over a multi-year period. We accrue a liability for these awards over both the annual period in which we determine it is probable that the award will be earned and, for the portion to be settled in shares, over the following three-year vesting period. For the six months ended June 30, 2013 and 2012, the expense recorded for these awards was $153,000 and $124,000, respectively. Cash awards expected to be settled in shares are funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or forfeited. Shares held in the trust are shown on our balance sheet as treasury shares. During the second quarter of 2013, the trust purchased 20,251 Westwood common shares in the open market for approximately $878,000.  Until shares are acquired by the trust, we measure the liability as a cash based award, which is included in the “Compensation and benefits payable” on our Condensed Consolidated Balance Sheets. When the number of shares related to an award is determinable, the award becomes an equity award accounted for similar to restricted stock, which is described in Note 9.

Recent Accounting Pronouncements

         In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on reporting amounts reclassified out of accumulated other comprehensive income. The new guidance does not change the requirements for reporting net income or other comprehensive income in the financial statements, but requires new footnote disclosures regarding the reclassification of accumulated other comprehensive income by component into net income. We do not expect this guidance to have a material effect on our financial statements.

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended June 30, 2013 and 2012, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock and stock options granted to employees and non-employee directors. There were no anti-dilutive restricted shares or options as of June 30, 2013 or 2012.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$4,879	$2,198	$7,712	$5,983

Weighted average shares outstanding – basic	7,349,868	7,162,540	7,318,688	7,125,158
Dilutive potential shares from unvested restricted shares	145,655	83,164	173,704	141,250
Dilutive potential shares from stock options	—	5,003	—	6,282
Weighted average shares outstanding – diluted	7,495,523	7,250,707	7,492,392	7,272,690

Earnings per share:
Basic	$0.66	$0.31	$1.05	$0.84
Diluted	$0.65	$0.30	$1.03	$0.82

4. INVESTMENTS

Investment balances are presented in the table below (in thousands). All investments are carried at fair value, and all investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2013:
U.S. Government obligations	$33,690	$3	$(1)	$33,692
Money market funds	4,547	—	—	4,547
Equity funds	786	—	(50)	736
Mutual funds	1,670	108	—	1,778
Fixed income funds	10,724	—	(109)	10,615
Marketable securities	$51,417	$111	$(160)	$51,368

December 31, 2012:
U.S. Government obligations	$42,588	$1	$—	$42,589
Money market funds	1,856	—	—	1,856
Equity funds	4,401	519	—	4,920
Fixed income funds	10,468	73	—	10,541
Marketable securities	$59,313	$593	$—	$59,906

5. FAIR VALUE MEASUREMENTS

We determine estimated fair values of our financial instruments using available information. The fair value amounts discussed in the condensed consolidated financial statements are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, as well as accounts receivable and payable, approximates their carrying value due to their short-term maturities and are classified as level 1 fair value measurements. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood FundsTM mutual funds and Westwood Trust common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. Market values of our money market holdings generally do not fluctuate.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Effective January 1, 2008, we adopted the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets,

•	level 2 – inputs other than quoted prices that are directly or indirectly observable, and

•	level 3 – unobservable inputs where there is little or no market activity.

The following table summarizes the values of our assets within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of June 30, 2013:
Investments in securities:
Trading	$51,368	$—	$—	$51,368
Total financial instruments	$51,368	$—	$—	$51,368

As of December 31, 2012:
Investments in securities:
Trading	$55,389	$4,517	$—	$59,906
Total financial instruments	$55,389	$4,517	$—	$59,906

Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) calculated by us as administrator of the funds. The NAV is quoted on an inactive private market, however the unit price is based on the market value of the underlying investments that are traded on an active market.

6. INTANGIBLE ASSETS

The following is a summary of our intangible assets at June 30, 2013 and December 31, 2012 (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumu- lated Amortiz- ation	Net Carrying Amount
June 30, 2013:
Client relationships	14.2	$5,005	$(1,036)	$3,969
Non-compete agreements	2.3	26	(26)	—
Total		$5,031	$(1,062)	$3,969

December 31, 2012:
Client relationships	14.2	$5,005	$(857)	$4,148
Non-compete agreements	2.3	26	(25)	1
Total		$5,031	$(882)	$4,149

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Amortization expense was $180,000 and $244,000 for the six months ended June 30, 2013 and 2012, respectively.

Estimated amortization expense for intangible assets for the next five years follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2013	$359
2014	359
2015	359
2016	359
2017	359

7. BALANCE SHEET COMPONENTS

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of June 30, 2013	As of December 31, 2012
Foreign currency translation adjustment	$(205)	$30
Accumulated other comprehensive income (loss)	$(205)	$30

Accrued Dividends

Accrued dividends of $824,000 at June 30, 2013 are dividends accrued on unvested restricted shares that are expected to vest after one year. When those unvested restricted shares vest, the dividends accrued on those shares will be paid.

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

We evaluate all of our advisory relationships and CTFs to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns. Since all losses and returns are distributed to the shareholders of the Westwood VIEs, we are not the primary beneficiary and consequently the Westwood VIEs are not included in our condensed consolidated financial statements.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table displays assets under management, corporate money invested and risk of loss in each vehicle (in millions).

	As of June 30, 2013
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$2,121	$12.7	$12.7
Common Trust Funds	2,376	—	—
Collective Investment Trusts	416	—	—
LLCs	267	—	—

	As of December 31, 2012
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$1,603	$10.9	$10.9
Common Trust Funds	2,091	4.5	4.5
Collective Investment Trusts	366	—	—
LLCs	255	—	—

9. EMPLOYEE BENEFITS

Stock Based Compensation

The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. As of June 30, 2013, the total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 3,898,100 shares and approximately 704,000 shares remained available for issuance under the Plan.

The following table presents the total expense recorded for stock based compensation (in thousands):

	Six months ended June 30,
	2013	2012
Service condition restricted stock expense	$4,010	$3,761
Performance-based restricted stock expense	1,682	989
Total stock based compensation expense	$5,692	$4,750

Restricted Stock

Under the Plan, we have granted to employees and non-employee directors restricted stock that is subject to a service condition, and to certain key employees restricted stock that is subject to both a service condition and a performance condition. As of June 30, 2013, approximately $27.7 million of remaining unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.4 years. Our two types of restricted stock grants are discussed below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and non-employee directors’ shares vest over one year. The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the six months ended June 30, 2013:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2013	560,025	$37.52
Granted	195,624	43.72
Vested	(208,680)	35.83
Forfeited	(21,347)	39.04
Non-vested, June 30, 2013	525,622	40.43

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

The following table details the status and changes in our restricted stock grants that are subject to service and performance conditions for the six months ended June 30, 2013:

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2013	230,000	$39.49
Granted	90,000	43.85
Vested	—	—
Forfeited	—	—
Non-vested, June 30, 2013	320,000	40.72

Deferred Share Units

We established a deferred share unit (“DSU”) plan for employees and directors of Westwood International. A deferred share unit is an award linked to the value of Westwood’s common stock, and represented by a notional credit to a participant account. The value of a deferred share unit is initially equal to the value of a share of our common stock. Deferred share units vest 20%, 40%, 60%, and 80% after two, three, four and five years of service, respectively. Deferred share units become fully vested after six years of service by the participant and the liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSU’s based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. In the six months ended June 30, 2013, we issued and have outstanding 2,383 deferred share units at a weighted average grant date fair value of $40.83 per unit.

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

These awards vest after approximately one year of service following the year the award is earned by the participant. We begin accruing a liability for mutual fund incentive awards when we determine it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has transpired. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the six months ended June 30, 2013, we recorded expense of $1.2 million related to mutual fund share incentive awards. As of June 30, 2013, we had an accrued liability of $1.3 million related to mutual fund incentive awards.

10. COMMITMENTS AND CONTINGENCIES

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team who were previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs.  The pleadings phase for both claims and the counterclaim was closed in late January and we are currently in the discovery phase.  During this phase, the parties will exchange documents and depositions will be taken.  It is currently anticipated that discovery will be completed in the fourth quarter of 2013. No assurances can be given that delays will not occur.

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

Our policy is to not accrue estimated legal fees and directly related costs as part of potential loss contingencies. We have agreed with our directors & officers insurance provider that 50% of the defense costs related to both AGF claims, but not including Westwood’s counterclaim against AGF, will be covered by insurance.  We expense legal fees and directly-related costs as they are incurred. We have recorded a receivable of $259,000 which is our current estimate of the expenses incurred related to this lawsuit that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our condensed consolidated balance sheet.

11. SEGMENT REPORTING

We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. We evaluate the performance of our segments based primarily on income before income taxes. Westwood Holdings Group, Inc. (“Westwood Holdings”), the parent company of our Advisory and Trust segments, does not have revenues or employees and is the entity in which we record stock-based compensation expense.

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

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2013
Net revenues from external sources	$18,902	$4,573	$—	$—	$23,475
Net intersegment revenues	2,324	4	—	(2,328)	—
Income before income taxes	9,739	755	(2,761)	—	7,733
Segment assets	94,069	13,756	—	(12,630)	95,195
Segment goodwill	5,219	6,036	—	—	11,255

Three months ended June 30, 2012
Net revenues from external sources	$16,308	$3,758	$—	$—	$20,066
Net intersegment revenues	1,282	4	—	(1,286)	—
Income before income taxes	5,920	717	(2,885)	—	3,752
Segment assets	77,126	13,950	—	(4,974)	86,102
Segment goodwill	5,219	6,036	—	—	11,255

Six months ended June 30, 2013
Net revenues from external sources	$34,784	$8,791	$—	$—	$43,575
Net intersegment revenues	4,257	9	—	(4,266)	—
Income before income taxes	16,501	1,301	(5,350)	—	12,452

Six months ended June 30, 2012
Net revenues from external sources	$30,701	$7,229	$—	$—	$37,930
Net intersegment revenues	2,456	9	—	(2,465)	—
Income before income taxes	13,425	1,161	(4,750)	—	9,836

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, and those set forth below:

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

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contract, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue from performance-based fees at the end of the measurement periods. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is fully recognized within the quarter and our condensed consolidated financial statements contain no deferred advisory fee revenues.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Most trust fees are paid quarterly in advance and are recognized as services are rendered. Since billing periods for most of Westwood Trust’s advance paying clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our condensed consolidated financial statements do not contain a significant amount of deferred revenue.

Our other revenues generally consist of interest and investment income. Although we generally invest most of our cash in U.S. Treasury securities, we also invest in equity and fixed income instruments and money market funds.

Assets Under Management

Assets under management increased $2.6 billion to $15.8 billion at June 30, 2013 compared with $13.2 billion at June 30, 2012. The average of beginning and ending assets under management for the second quarter of 2013 was $15.6 billion compared to $13.5 billion for the second quarter of 2012, an increase of 15%.

The following table displays assets under management as of June 30, 2013 and 2012:

	As of June 30, (in millions)		% Change June 30, 2013 vs.
	2013	2012	June 30, 2012
Institutional	$10,084	$8,511	18.5%
Private Wealth	3,640	3,166	15.0
Mutual Funds	2,121	1,476	43.7
Total Assets Under Management	$15,845	$13,153	20.5%

•	Institutional includes separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals; subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; and managed account relationships with brokerage firms and other registered investment advisors which offer Westwood products to their customers.

•	Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently being held in custody for clients, but we believe there is potential for these assets to convert to fee-generating managed assets during an inter-generational transfer of wealth at some future date. Also included are assets acquired in the McCarthy Group Advisors, L.L.C. transaction, described in Note 6 of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

•	Mutual Funds include the Westwood Funds™, a family of U.S.-registered mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
Institutional
Beginning of period assets	$9,894	$9,068	$9,225	$8,735
Inflows	699	393	894	559
Outflows	(579)	(553)	(1,042)	(1,298)
Net flows	120	(160)	(148)	(739)
Market appreciation/(depreciation)	70	(397)	1,007	515
Net change	190	(557)	859	(224)
End of period assets	10,084	8,511	10,084	8,511

Private Wealth
Beginning of period assets	3,527	3,330	3,339	3,051
Inflows	208	73	300	228
Outflows	(100)	(143)	(232)	(256)
Net flows	108	(70)	68	(28)
Market appreciation/(depreciation)	5	(94)	233	143
Net change	113	(164)	301	115
End of period assets	3,640	3,166	3,640	3,166

Mutual Funds
Beginning of period assets	1,913	1,475	1,603	1,293
Inflows	224	86	419	251
Outflows	(31)	(50)	(72)	(134)
Net flows	193	36	347	117
Market appreciation/(depreciation)	15	(35)	171	66
Net change	208	1	518	183
End of period assets	2,121	1,476	2,121	1,476

Total
Beginning of period assets	15,334	13,873	14,167	13,079
Inflows	1,131	552	1,613	1,038
Outflows	(710)	(746)	(1,346)	(1,688)
Net flows	421	(194)	267	(650)
Market appreciation/(depreciation)	90	(526)	1,411	724
Net change	511	(720)	1,678	74
End of period assets	$15,845	$13,153	$15,845	$13,153

Three months ended June 30, 2013 and 2012

The $0.5 billion increase in assets under management for the three months ended June 30, 2013 was due to market appreciation of $90 million and inflows of $1.1 billion, partially offset by outflows of $710 million. Inflows were primarily driven by inflows into the Westwood Income Opportunity mutual fund, and inflows into institutional accounts in our Emerging Markets strategies managed by Westwood International. Outflows were primarily related to withdrawals and rebalancing by certain clients from our LargeCap strategy.

The $720 million decrease in assets under management for the three months ended June 30, 2012 was due to outflows of $746 million and market depreciation of $526 million, partially offset by inflows of $552 million.  The majority of inflows were into new and existing institutional separate accounts.  Outflows were primarily related to rebalancing by institutional separate accounts.

Six months ended June 30, 2013 and 2012

The $1.6 billion increase in assets under management for the six months ended June 30, 2013 was due to market appreciation of $1.4 billion and inflows of $1.6 billion, partially offset by outflows of $1.4 billion. Inflows were primarily driven by inflows into the

Westwood Income Opportunity mutual fund, and inflows into institutional accounts in our Emerging Markets strategies managed by Westwood International. Outflows were primarily related to withdrawals and rebalancing by certain clients from our LargeCap strategy.

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

Results of Operations

In the second quarter of 2012, as part of our strategy to expand our research capabilities and product offerings, we established Westwood International, based in Toronto, Canada, to manage global and emerging markets equity strategies. Westwood International began providing investment management services during the third quarter of 2012. At June 30, 2013, Westwood International had assets under management in excess of $1.5 billion. As Westwood International has only recently commenced operations, our condensed consolidated statement of comprehensive income for the six months ended June 30, 2013 includes $4.7 million in costs related to Westwood International’s operations and revenues of $3.2 million.

The following table (dollars in thousands) and discussion of our results of operations for the three and six months ended June 30, 2013 is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

					% Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2013 vs.	Six months ended June 30, 2013 vs.
	2013	2012	2013	2012	June 30, 2012	June 30, 2012
Revenues
Advisory fees
Asset-based	$16,486	$14,102	$32,033	$28,192	17%	14%
Performance-based	2,535	1,182	2,535	1,182	114	114
Trust fees	4,574	3,757	8,791	7,228	22	22
Other, net	(120)	1,025	216	1,328	(112)	(84)
Total revenues	23,475	20,066	43,575	37,930	17	15

Expenses
Employee compensation and benefits	11,907	11,885	23,750	20,799	—	14
Sales and marketing	334	261	621	473	28	31
Westwood mutual funds	462	275	866	484	68	79
Information technology	678	629	1,334	1,225	8	9
Professional services	1,077	2,063	2,079	2,942	(48)	(29)
General and administrative	1,284	1,201	2,473	2,171	7	14
Total expenses	15,742	16,314	31,123	28,094	(4)	11
Income before income taxes	7,733	3,752	12,452	9,836	106	27
Provision for income taxes	2,854	1,554	4,740	3,853	84	23
Net income	$4,879	$2,198	$7,712	$5,983	122%	29%

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Total Revenues. Our total revenues increased by 17% to $23.5 million for the three months ended June 30, 2013 compared with $20.1 million for the three months ended June 30, 2012. Asset-based advisory fees increased by 17% to $16.5 million for the three months ended June 30, 2013 compared with $14.1 million for the three months ended June 30, 2012 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance based advisory fees increased 114% to $2.5 million for the three months ended June 30, 2013 compared with $1.2 million for the three months ended June 30, 2012. Trust fees increased by 22% to $4.6 million for the three months ended June 30, 2013 compared with $3.8 million for the three months ended June 30, 2012 as a result of increased assets under management at Westwood Trust primarily due to market appreciation. Other revenues, which generally consist of interest and investment income, decreased by $1.1 million for the three months ended June 30, 2013 compared with the three months ended June 30, 2012 primarily due to the gain of $899,000 from the sale of 100,000 Teton shares in the 2012 period for which there was no realized gain in the 2013 period and an increase of $234,000 in net unrealized losses on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs were $11.9 million for the three months ended June 30, 2013 and 2012. Increases in expense of $101,000 in restricted stock expense and $496,000 in mutual fund incentive award expense were offset by a decrease of $494,000 in cash-based incentive compensation expense. We had 99 full-time employees as of June 30, 2013 compared to 93 full-time employees as of June 30, 2012.

Sales and Marketing. Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 28% to $334,000 for the three months ended June 30, 2013 compared with $261,000 for the three months ended June 30, 2012 primarily as the result of increased direct marketing expenses and marketing-related travel and entertainment.

Westwood Mutual Funds. Westwood mutual funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds™. Westwood mutual funds expenses increased 68% to $462,000 for the three months ended June 30, 2013 compared with $275,000 for the three months ended June 30, 2012. In the fourth quarter of 2012, we launched three new mutual funds, which increased our fund reimbursement and shareholder servicing costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 8% to $678,000 for the three months ended June 30, 2013 compared with $629,000 for the three months ended June 30, 2012 primarily due to increased maintenance and support.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses decreased by 48% to $1.1 million for the three months ended June 30, 2013 compared with $2.1 million for the three months ended June 30, 2012. This decrease was primarily due to one-time recruiting and legal fees in the 2012 period related to the hiring of Westwood International employees.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 7% to $1.3 million for the three months ended June 30, 2013 compared with $1.2 million for the three months ended June 30, 2012 primarily due to rent expense for our new Toronto office, and increased custody expense, partially offset by a decrease in acquisition related amortization expense.

Provision for Income Tax Expense. Provision for income tax expenses increased by 84% to $2.9 million for the three months ended June 30, 2013 compared with $1.6 million for the three months ended June 30, 2012. The effective tax rate decreased to 36.9% for the three months ended June 30, 2013 from 41.4% for the three months ended June 30, 2012. The 2013 period had lower operating losses from Westwood International versus the 2012 period.  The Company receives a tax benefit for these losses at the Canadian tax rate which is lower than the U.S. tax rate which results in the lower combined effective tax rate in the 2013 period.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Total Revenues. Our total revenues increased by 15% to $43.6 million for the six months ended June 30, 2013 compared with $37.9 million for the six months ended June 30, 2012. Asset-based advisory fees increased by 14% to $32 million for the six months ended June 30, 2013 compared with $28.2 million for the six months ended June 30, 2012 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance based advisory fees increased 114% to $2.5 million for the six months ended June 30, 2013 compared with $1.2 million for the six months ended June 30, 2012. Trust fees increased by 22% to $8.8 million for the six months ended June 30, 2013 compared with $7.2 million for the six months ended June 30, 2012 as a result of increased assets under management at Westwood Trust primarily due to market appreciation. Other revenues, which generally consist of interest and investment income decreased to $216,000 for the six months ended June 30, 2013 compared with $1.3 million for the six months ended June 30, 2012. Other revenues decreased primarily due to the gain of $899,000 from the sale of 100,000 Teton shares in the 2012 period for which there was no realized gain in the 2013 period, an increase of $716,000 in net realized and unrealized losses on investments partially offset by an increase of $503,000 in dividend income.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 14% to $23.8 million for the six months ended June 30, 2013 compared with $20.8 million for the six months ended June 30, 2012. The increase was primarily due to increases of $758,000 in expense related to amortization of multi-year bonus agreements, $942,000 in restricted stock expense, and $1.2 million in mutual fund incentive award expense, and $461,000 in salary expense due primarily to increased average headcount and salary increases, partially offset by a decrease of $683,000 in cash-based incentive compensation expense. We had 99 full-time employees as of June 30, 2013 compared to 93 full-time employees as of June 30, 2012.

Sales and Marketing. Sales and marketing costs increased by 31% to $621,000 for the six months ended June 30, 2013 compared with $473,000 for the six months ended June 30, 2012 primarily due to increased direct marketing expenses.

Westwood Mutual Funds. Westwood mutual funds expenses increased 79% to $866,000 for the six months ended June 30, 2013 compared with $484,000 for the six months ended June 30, 2012. In the fourth quarter of 2012, we launched three new mutual funds, which increased our fund reimbursement costs and shareholder servicing.

Information Technology. Information technology costs increased by 9% to $1.3 million for the six months ended June 30, 2013 compared with $1.2 million for the six months ended June 30, 2012 primarily due to increased research expenses and increased telecommunications expenses.

Professional Services. Professional services expenses decreased by 29% to $2.1 million for the six months ended June 30, 2013 compared with $2.9 million for the six months ended June 30, 2012 primarily due to one-time recruiting and legal fees related to the hiring of Westwood International employees in the 2012 period.

General and Administrative. General and administrative expenses increased by 14% to $2.5 million for the six months ended June 30, 2013 compared with $2.2 million for the six months ended June 30, 2012 primarily due to rent expense for our new Toronto office and increased custody expense, partially offset by a decrease in acquisition related amortization expense.

Provision for Income Tax Expense. Provision for income tax expenses increased by 23% to $4.7 million for the six months ended June 30, 2013 compared with $3.9 million for the six months ended June 30, 2012. The effective tax rate decreased to 38.1% for the six months ended June 30, 2013 from 39.2% for the six months ended June 30, 2012. The 2013 period had lower operating losses from Westwood International versus the 2012 period. The Company receives a tax benefit for these losses at the Canadian tax rate which is lower than the U.S. tax rate which results in the lower combined effective tax rate in the 2013 period.

Supplemental Financial Information

As supplemental information, we are providing a non-U.S. generally accepted accounting principles (“non-GAAP”) performance measure that we refer to as Economic Earnings. We provide this measure in addition to, but not as a substitute for, net income, which is reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Both our management and board of directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that this non-GAAP performance measure, while not a substitute for GAAP net income, is useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider non-GAAP measures without considering financial information prepared in accordance with GAAP.

In calculating Economic Earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options, amortization of intangible assets and the deferred taxes related to the tax-basis amortization of goodwill. Although depreciation on property and equipment is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement.

Our Economic Earnings increased by 52% to $8.0 million for the three months ended June 30, 2013 compared with $5.3 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, Economic Earnings increased by 23% to $13.7 million compared with $11.1 million for the six months ended June 30, 2012.

The following tables provide a reconciliation of net income to Economic Earnings (in thousands):

	Three Months Ended June 30%
	2013	2012	Change
Net Income	$4,879	$2,198	122%
Add: Restricted stock expense	2,986	2,885	4
Add: Intangible amortization	90	122	(26)
Add: Deferred taxes on goodwill	38	47	(19)
Economic Earnings	$7,993	$5,252	52%

	Six Months Ended June 30%
	2013	2012	Change
Net Income	$7,712	$5,983	29%
Add: Restricted stock expense	5,692	4,750	20
Add: Intangible amortization	180	244	(26)
Add: Deferred taxes on goodwill	76	95	(20)
Economic Earnings	$13,660	$11,072	23%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2013, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2013, cash flow provided by operating activities, principally our investment advisory business, was $9.7 million. At June 30, 2013, we had working capital of $62.1 million. Cash flow used in investing activities during the six months ended June 30, 2013 of $313,000 was related to the purchases of fixed assets. Cash flow used in financing activities during the six months ended June 30, 2013 of $6.9 million was due to the payment of dividends and the purchase of treasury shares partially offset by tax benefits from equity-based compensation.

We had cash and investments of $57.5 million as of June 30, 2013 and $63.7 million as of December 31, 2012. Dividends payable and accrued dividends were $4.3 million and $1.2 million as of June 30, 2013 and December 31, 2012, respectively. We had no liabilities for borrowed money at June 30, 2013.

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

Accounting Developments

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on reporting amounts reclassified out of accumulated other comprehensive income. The new guidance does not change the requirements for reporting net income or other comprehensive income in the financial statements, but requires new footnote disclosures regarding the reclassification of accumulated other comprehensive income by component into net income. We do not expect this guidance to have a material effect on our financial statements.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

For the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team who were previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs.  The pleadings phase for both claims and the counterclaim was closed in late January and we are currently in the discovery phase.  During this phase, the parties will exchange documents and depositions will be taken.  It is anticipated that discovery will be completed in the fourth quarter of 2013. No assurances can be given that delays will not occur.

While we intend to vigorously defend both actions and pursue the counterclaims, we are currently unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact of these actions and counterclaims.  We have agreed with our directors & officers insurance provider that 50% of the defense costs related to both AGF claims, but not including Westwood’s counterclaim against AGF, will be covered by insurance.  Defending these actions and pursuing these counterclaims may be expensive for us and time consuming for our personnel. While we do not currently believe these proceedings will have a material impact, adverse resolution of these actions and counterclaims could have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2013
Repurchase program (1)	—	—	—		$10,000,000
Canadian Share Plan (3)	4,003	$43.40	4,003	CAD	$9,824,655
Employee transactions (3)	883	$42.86	—		—
May 1 through May 31, 2013
Repurchase program (1)	—	—	—		$10,000,000
Canadian Share Plan (2)	16,248	$43.34	16,248	CAD	$9,112,886
Employee transactions (3)	—	—	—		—

(1)

On July 20, 2012, our board of directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the board of directors.

(2)

On April 18, 2013, our stockholders approved the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Share Plan”), which contemplates a trustee purchasing up to $10.0 million (CAD) of our outstanding common stock on the open market for the purpose of making share awards to our Canadian employees. The Canadian Share Plan has no expiration date and may be discontinued at any time by the board of directors.

(3)

Consists of shares of common stock purchased from a Westwood employee at the market close price on the date of purchase in order to satisfy the employee’s tax withholding obligations from vested restricted shares. We anticipate purchasing additional shares in subsequent periods for the same purpose.

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

Dated: July 18, 2013	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ Mark A. Wallace
Mark A. Wallace
Chief Financial Officer