Form 10-Q
period 2013-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2013-10-17
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

Yes ☐ No ☒

Shares of common stock, par value $0.01 per share, outstanding as of October 11, 2013: 8,187,529.

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$12,009	$3,817
Accounts receivable	12,097	8,920
Investments, at fair value	55,268	59,906
Deferred income taxes	2,917	3,362
Prepaid income taxes	1,213	—
Other assets	1,906	1,365
Total current assets	85,410	77,370
Goodwill	11,255	11,255
Deferred income taxes	2,010	1,696
Intangible assets, net	3,879	4,149
Property and equipment, net of accumulated depreciation of $2,034 and $1,747	2,372	2,145
Total assets	$104,926	$96,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,004	$1,650
Dividends payable	3,559	1,201
Compensation and benefits payable	13,638	14,537
Income taxes payable	—	1,438
Total current liabilities	19,201	18,826
Accrued dividends	1,053	—
Deferred rent	1,194	1,238
Total long-term liabilities	2,247	1,238
Total liabilities	21,448	20,064
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,789,725 and outstanding 8,187,529 shares at September 30, 2013; issued 8,526,598 and outstanding 8,031,045 shares at December 31, 2012	88	85
Additional paid-in capital	97,928	88,483
Treasury stock, at cost – 602,196 shares at September 30, 2013; 495,553 shares at December 31, 2012	(23,169)	(18,502)
Accumulated other comprehensive income (loss)	(101)	30
Retained earnings	8,732	6,455
Total stockholders’ equity	83,478	76,551
Total liabilities and stockholders’ equity	$104,926	$96,615

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUES:
Advisory fees
Asset based	$17,956	$14,485	$49,989	$42,677
Performance based	26	69	2,561	1,251
Trust fees	4,672	3,715	13,463	10,943
Other, net	344	672	560	2,000
Total revenues	22,998	18,941	66,573	56,871

EXPENSES:
Employee compensation and benefits	12,480	11,397	36,230	32,196
Sales and marketing	326	350	947	823
Westwood mutual funds	599	292	1,465	776
Information technology	690	649	2,024	1,874
Professional services	887	739	2,966	3,681
General and administrative	1,250	1,183	3,723	3,354
Total expenses	16,232	14,610	47,355	42,704
Income before income taxes	6,766	4,331	19,218	14,167
Provision for income taxes	2,447	1,827	7,187	5,680
Net income	$4,319	$2,504	$12,031	$8,487
Other comprehensive income:
Available-for-sale investments:
Change in unrealized gain on investment securities	—	—	—	(401)
Less: reclassification adjustment for net gains included in earnings	—	—	—	(908)
Net change (net of income taxes of $0, $0, $0 and $(714), respectively)	—	—	—	(1,309)
Foreign currency translation adjustments	104	78	(131)	60
Total comprehensive income	$4,423	$2,582	$11,900	$7,238

Earnings per share:
Basic	$0.59	$0.35	$1.64	$1.19
Diluted	$0.57	$0.34	$1.59	$1.16

Weighted average shares outstanding:
Basic	7,374,600	7,166,020	7,347,376	7,138,878
Diluted	7,558,136	7,323,245	7,586,488	7,301,014

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013

(in thousands, except share amounts)

(unaudited)

	Common Stock, Par		Addi- tional Paid-In	Treasury	Accumu- lated Other Comp- rehensive Income	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total
BALANCE, January 1, 2013	8,031,045	$85	$88,483	$(18,502)	$30	$6,455	$76,551
Net income	—	—	—	—	—	12,031	12,031
Other comprehensive loss	—	—	—	—	(131)	—	(131)
Issuance of restricted stock, net	263,127	3	(3)	—	—	—	—
Dividends declared ($1.20 per share)	—	—	—	—	—	(9,754)	(9,754)
Restricted stock amortization	—	—	8,579	—	—	—	8,579
Reclassification of compensation liability to be paid in shares	—	—	124	—	—	—	124
Tax benefit related to equity compensation	—	—	745	—	—	—	745
Purchase of treasury stock	(106,643)	—	—	(4,667)	—	—	(4,667)
BALANCE, September 30, 2013	8,187,529	$88	$97,928	$(23,169)	$(101)	$8,732	$83,478

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,031	$8,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	288	257
Amortization of intangible assets	270	366
Fair value adjustment of liabilities	—	(96)
(Gain) on sale of available for sale investment	—	(803)
Unrealized (gains) losses on trading investments	430	(164)
Restricted stock amortization	8,579	7,635
Loss on disposal of property	—	1
Deferred income taxes	51	931
Excess tax benefits from stock based compensation	(694)	(676)
Net sales of investments – trading securities	4,202	96
Change in operating assets and liabilities:
Accounts receivable	(3,241)	(495)
Other current assets	(480)	(684)
Accounts payable and accrued liabilities	369	(2,691)
Compensation and benefits payable	(668)	(1,996)
Income taxes payable and prepaid income taxes	(1,922)	(961)
Other liabilities	20	(69)
Net cash provided by operating activities	19,235	9,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of available for sale investment	—	950
Purchase of property and equipment	(651)	(238)
Net cash (used in) provided by investing activities	(651)	712
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(4,667)	(3,796)
Excess tax benefits from stock based compensation	694	676
Cash dividends	(6,346)	(5,475)
Proceeds from exercise of stock options	—	210
Net cash used in financing activities	(10,319)	(8,385)
Effect of currency rate changes on cash	(73)	48
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,192	1,513
Cash and cash equivalents, beginning of period	3,817	5,264
Cash and cash equivalents, end of period	$12,009	$6,777
Supplemental cash flow information:
Cash paid during the period for income taxes	$9,093	$5,708

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Westwood Holdings Group, Inc. (“Westwood”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its subsidiaries, Westwood Management Corp. (“Westwood Management”), Westwood Trust (“Westwood Trust”) and Westwood International Advisors Inc. (“Westwood International”). Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals with trust and custodial services and participation in its sponsored common trust funds. Westwood International provides investment advisory services to institutional investors and to Westwood Investment Funds PLC, an Ireland-based umbrella fund organized pursuant to the European Union’s Undertaking for Collective Investment in Transferable Securities (“UCITS”).

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided and are largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of AUM. A limited number of our clients have contractual performance-based fee arrangements, which pay us an additional fee when we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement periods. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since billing periods for most of our advance paying clients coincide with the calendar quarter to which payment relates, revenue is fully recognized within the quarter. Consequently there is not a significant amount of deferred revenue contained in our financial statements. Deferred revenue is included on the balance sheet under the heading of “Accounts payable and accrued liabilities”.

Other revenues generally consist of interest and investment income and losses. These revenues are recognized as earned or as the services are performed.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Consolidation

We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a voting interest entity (“VOE”), or a variable interest entity (“VIE”), under GAAP and then whether we have a controlling financial interest in the entity. Assessing whether an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include, but are not limited to, the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. We reconsider whether entities are a VOE or VIE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change the investors’ ability to direct the activities of the entity.

A VIE is an entity in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities without subordinated financial support or (ii) the at-risk equity holders do not have the normal characteristics of a controlling financial interest.  That is, the at-risk equity holders do not have the obligation to absorb losses, the right to receive residual returns and/or the right to direct the activities of the entity that most significantly impact the entity’s economic performance. An enterprise must consolidate all VIEs of which it is the primary beneficiary. We determine if a sponsored investment meets the definition of a VIE by considering whether the fund’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund’s at-risk equity holders absorb any losses, have the right to receive residual returns and have the right to direct the activities of the entity most responsible for the entity’s economic performance. For VIEs that are investment companies, the primary beneficiary of the VIE is the party that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. For VIEs that are not investment companies, the primary beneficiary of a VIE is defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously.

A VOE is an entity that is not within the scope of the guidance for VIEs. Consolidation of a VOE is required when a reporting entity owns a controlling financial interest in a VOE. Ownership of a majority of the voting interests is the usual condition for a controlling financial interest. At September 30, 2013, none of our sponsored investment entities were VOEs subject to this assessment by the Company.

The Westwood Investment Funds PLC (the “UCITS Fund”), which was authorized by the Central Bank of Ireland on June 18, 2013 pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011, is an Ireland domiciled umbrella-type open-ended self-managed investment company. The UCITS Fund is established as an umbrella fund with segregated assets and liabilities between sub-funds. Notwithstanding the segregation of assets and liabilities within each sub-fund, the UCITS Fund is a single legal entity and no sub-fund constitutes a legal entity separate from the UCITS Fund itself. The Company’s first UCITS sub-fund is focused on Westwood’s Emerging Markets strategy. Shares of the sub-fund are listed on the Irish Stock Exchange, all of which are owned by the third-party investors. The base currency of the UCITS Fund is Great Britain pound sterling. We determined that the UCITS Fund was a VIE as its at-risk equity holders do not have the ability to direct the activities of the UCITS Fund that most significantly impact the entity’s economic performance. Although the Company does not have an equity investment in the UCITS Fund, through its representatives having a majority control of the UCITS Fund’s Board of Directors its representatives can influence the UCITS Fund’s management and affairs. The UCITS’s Fund Board of Directors maintains this control through its duties which are stated in the UCITS Funds’ Memorandum and Articles of Association which has no expiration date. We concluded that the Company was not the primary beneficiary of the UCITS Fund because even though it has the power to direct the activities of the UCITS Fund (that most significantly impact the fund’s economic performance), it does not absorb a majority of the UCITS Fund’s expected losses and does not receive a majority of the UCITS Fund’s expected residual returns. As a result, the results of the UCITS Fund are not included in the Company’s consolidated financial results.

We have also evaluated all of our other advisory relationships and our relationship as sponsor of the common trust funds to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns. Since all losses and returns are distributed to the shareholders of the Westwood VIEs, we are not the primary beneficiary and consequently the Westwood VIEs are not included in our condensed consolidated financial statements. We have included the disclosures related to VIEs in Note 8.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment. We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than the carrying amount. The Company assesses goodwill for impairment using a qualitative assessment which includes consideration of the current trends in the industry in which the Company operates, macroeconomic conditions, recent financial performance of the Company’s reporting units and a market multiple approach valuation.

In performing the annual impairment test, which is performed during the third quarter or more frequently when impairment indicators exist and after assessing the qualitative factors, we may be required to utilize the two-step approach prescribed. The first step requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The fair value of each reporting unit is estimated, entirely or predominantly, using a market multiple approach. During the third quarter of 2013, we completed our annual goodwill impairment assessment and determined that no impairment loss was required. No impairments were recorded during any of the periods presented.

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

Stock Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The compensation cost recorded for these awards is based on their grant-date fair value as required by ASC 718.

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

We have compensation arrangements with certain employees of Westwood International pursuant to which these employees are able to earn cash awards based on the performance of certain investment products. A portion of such awards may be paid in shares of our stock that vest over a multi-year period. We accrue a liability for these awards over both the annual period in which we determine it is probable that the award will be earned and, for the portion to be settled in shares, over the following three-year vesting period. For the nine months ended September 30, 2013 and 2012, the expense recorded for these awards was $337,000 and $79,000, respectively. Cash awards expected to be settled in shares are funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or forfeited. Shares held in the trust are shown on our balance sheet as treasury shares. During the second quarter of 2013, the trust purchased 20,251 Westwood common shares in the open market for approximately $878,000.  Until shares are acquired by the trust, we measure the liability as a cash based award, which is included in the “Compensation and benefits payable” on our Condensed Consolidated Balance Sheets. When the number of shares related to an award is determinable, the award becomes an equity award accounted for similar to restricted stock, which is described in Note 9.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU also requires presentation, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. However, such disclosure is only required if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity should cross-reference to other disclosures that provide additional detail about those amounts. For public entities, the ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an impact on our financial statements.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU clarifies the interaction between ASC 810-10, Consolidation – Overall, and ASC 830-30, Foreign Currency Matters – Translation of Financial Statement, when releasing the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not currently expect the adoption of this ASU to have an impact on our financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The ASU changes the approach to the investment company assessment in Topic 946, clarifying the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. This update would also require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting and to include additional disclosures. The ASU is effective for reporting periods beginning after December 15, 2013.  Although this update is relevant to our VIE analysis, we do not currently expect the adoption of this ASU to have a significant impact on our financial statements.

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended September 30, 2013 and 2012, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock and stock options granted to employees and non-employee directors. There were no anti-dilutive restricted shares or options as of September 30, 2013 or 2012.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$4,319	$2,504	$12,031	$8,487

Weighted average shares outstanding – basic	7,374,600	7,166,020	7,347,376	7,138,878
Dilutive potential shares from unvested restricted shares	183,536	157,225	239,112	157,966
Dilutive potential shares from stock options	—	—	—	4,170
Weighted average shares outstanding – diluted	7,558,136	7,323,245	7,586,488	7,301,014

Earnings per share:
Basic	$0.59	$0.35	$1.64	$1.19
Diluted	$0.57	$0.34	$1.59	$1.16

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. INVESTMENTS

Investment balances are presented in the table below (in thousands). All investments are carried at fair value, and all investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2013:
U.S. Government obligations	$28,995	$16	$—	$29,011
Money market funds	13,180	—	—	13,180
Equity funds	400	—	(46)	354
Mutual funds	1,679	160	—	1,839
Fixed income funds	10,850	34	—	10,884
Marketable securities	$55,104	$210	$(46)	$55,268

December 31, 2012:
U.S. Government obligations	$42,588	$1	$—	$42,589
Money market funds	1,856	—	—	1,856
Equity funds	4,401	519	—	4,920
Fixed income funds	10,468	73	—	10,541
Marketable securities	$59,313	$593	$—	$59,906

5. FAIR VALUE MEASUREMENTS

We determine estimated fair values of our financial instruments using available information. The fair value amounts discussed in the condensed consolidated financial statements are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, dividends payable, income taxes payable and accrued liabilities, approximates their carrying value due to their short-term maturities and are classified as level 1 fair value measurements. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood FundsTM mutual funds and Westwood Trust common trust fund shares, equals their fair value, which is equal to prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. Market values of our money market holdings generally do not fluctuate.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the values of our assets within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of September 30, 2013:
Investments in securities:
Trading	$55,268	$—	$—	$55,268
Total financial instruments	$55,268	$—	$—	$55,268

As of December 31, 2012:
Investments in securities:
Trading	$55,389	$4,517	$—	$59,906
Total financial instruments	$55,389	$4,517	$—	$59,906

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

6. INTANGIBLE ASSETS

The following is a summary of our intangible assets at September 30, 2013 and December 31, 2012 (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumu- lated Amortiz- ation	Net Carrying Amount
September 30, 2013:
Client relationships	14.2	$5,005	$(1,126)	$3,879
Non-compete agreements	2.3	26	(26)	—
Total		$5,031	$(1,152)	$3,879

December 31, 2012:
Client relationships	14.2	$5,005	$(857)	$4,148
Non-compete agreements	2.3	26	(25)	1
Total		$5,031	$(882)	$4,149

Amortization expense was $270,000 and $366,000 for the nine months ended September 30, 2013 and 2012, respectively.

Estimated amortization expense for intangible assets for the next five years follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2013	$359
2014	359
2015	359
2016	359
2017	359

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. BALANCE SHEET COMPONENTS

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of September 30, 2013	As of December 31, 2012
Foreign currency translation adjustment	$(101)	$30
Accumulated other comprehensive income (loss)	$(101)	$30

Accrued Dividends

Accrued dividends of $1,053,000 at September 30, 2013 are dividends accrued on unvested restricted shares that are expected to vest after one year. When those unvested restricted shares vest, the dividends accrued on those shares will be paid.

8. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood Funds™, a family of mutual funds, and to two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”) that were formed and sponsored by McCarthy Group Advisors, L.L.C. The CTFs, Westwood Funds™, CITs and LLCs are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

We evaluate all of our advisory relationships and CTFs to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of expected losses or a right to receive the majority of expected residual returns. Since all losses and returns are distributed to the shareholders of the Company’s VIEs, we are not the primary beneficiary and consequently the Company’s VIEs are not included in our condensed consolidated financial statements.

In June 2013, the Company provided €300,000 (or approximately $405,750) to the UCITS Fund for the sole purpose of meeting the minimum capital requirements (and showing economic substance) needed to complete the application process to establish the fund. In August 2013, the UCITS Fund refunded this amount in full. Otherwise, we have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of the Company’s VIEs. Our investments in the Westwood Funds™ and the CTFs are accounted for as investments in accordance with our other investments described in Note 4.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table displays assets under management, corporate money invested and risk of loss in each vehicle (in millions).

	As of September 30, 2013
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$2,372	$13.1	$13.1
Common Trust Funds	2,516	—	—
Collective Investment Trusts	449	—	—
LLCs	148	—	—
UCITS Fund	381	—	—

	As of December 31, 2012
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$1,603	$10.9	$10.9
Common Trust Funds	2,091	4.5	4.5
Collective Investment Trusts	366	—	—
LLCs	255	—	—

9. EMPLOYEE BENEFITS

Stock Based Compensation

The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. As of September 30, 2013, the total number of shares that may be issued under the Plan (including predecessor plans) may not exceed 3,898,100 shares and approximately 705,000 shares remained available for issuance under the Plan.

The Share Award Plan of Westwood Holdings Group, Inc. for Service provided in Canada to its Subsidiaries (the “Canada EB Plan”) provides compensation in the form of common stock for services performed by persons to Westwood International. As described in Note 2, the trust formed pursuant to the Canada EB Plan holds 20,251 shares of Westwood common stock.

The following table presents the total expense recorded for stock based compensation (in thousands):

	Nine months ended September 30,
	2013	2012
Service condition restricted stock expense	$5,859	$5,656
Performance-based restricted stock expense	2,720	1,979
Total stock based compensation expense	$8,579	$7,635

Restricted Stock

Under the Plan, we have granted to employees and non-employee directors restricted stock that is subject to a service condition, and to certain key employees restricted stock that is subject to both a service condition and a performance condition. As of September 30, 2013, approximately $25.0 million of remaining unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 2.75 years. Our two types of restricted stock grants are discussed below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Employee and non-employee director restricted share grants

Restricted shares granted to employees vest over four years and non-employee directors’ shares vest over one year.

The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the nine months ended September 30, 2013:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2013	560,025	$37.52
Granted	205,624	43.68
Vested	(210,980)	35.87
Forfeited	(32,497)	39.60
Non-vested, September 30, 2013	522,172	40.49

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

The following table details the status and changes in our restricted stock grants that are subject to service and performance conditions for the nine months ended September 30, 2013:

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2013	230,000	$39.49
Granted	90,000	43.85
Vested	—	—
Forfeited	—	—
Non-vested, September 30, 2013	320,000	40.72

Deferred Share Units

We established a deferred share unit (“DSU”) plan for employees and directors of Westwood International. A DSU is an award linked to the value of Westwood’s common stock, and represented by a notional credit to a participant account. The value of a DSU is initially equal to the value of a share of our common stock. DSUs vest 20%, 40%, 60%, and 80% after two, three, four and five years of service, respectively. DSUs become fully vested after six years of service by the participant and the liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSUs based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. In the nine months ended September 30, 2013, we issued and have outstanding 2,710 deferred share units at a weighted average grant date fair value of $40.83 per unit.

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

These awards vest after approximately one year of service following the year the award is earned by the participant. We begin accruing a liability for mutual fund incentive awards when we determine it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has transpired. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the nine months ended September 30, 2013, we recorded expense of $1.8 million related to mutual fund share incentive awards. As of September 30, 2013, we had an accrued liability of $1.9 million related to mutual fund incentive awards.

10. RELATED PARTY TRANSACTIONS

The Company engages in transactions with its affiliates in the ordinary course of business.  Westwood International provides investment advisory services to the UCITS Fund. Certain members of the Company’s management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees that are paid by clients of the UCITS Fund. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates and are negotiated and contracted at arm’s length. As of September 30, 2013, the Company did not receive any fees from the UCITS Fund.

11. COMMITMENTS AND CONTINGENCIES

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team who were previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs.  The pleadings phase for both claims and the counterclaim was closed in late January and we are currently in the discovery phase.  During this phase, the parties will exchange documents and depositions will be taken.  It is currently anticipated that discovery will be completed in the first quarter of 2014. No assurances can be given that delays will not occur.

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

Our policy is to not accrue estimated legal fees and directly related costs as part of potential loss contingencies. We have agreed with our directors & officers insurance provider that 50% of the defense costs related to both AGF claims, but not including Westwood’s counterclaim against AGF, will be covered by insurance.  We expense legal fees and directly-related costs as they are incurred. We have recorded a receivable of $356,000 as of September 30, 2013 which is our current estimate of the expenses incurred related to this lawsuit that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our condensed consolidated balance sheet.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. SEGMENT REPORTING

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

There are no separate segment accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2013
Net revenues from external sources	$18,325	$4,673	$—	$—	$22,998
Net intersegment revenues	2,937	—	—	(2,937)	—
Income before income taxes	8,701	771	(2,706)	—	6,766
Segment assets	103,526	13,849	(12,449)	—	104,926
Segment goodwill	5,219	6,036	—	—	11,255

Three months ended September 30, 2012
Net revenues from external sources	$15,226	$3,715	$—	$—	$18,941
Net intersegment revenues	1,564	3	—	(1,567)	—
Income before income taxes	6,666	551	(2,886)	—	4,331
Segment assets	83,744	13,932	(5,733)	—	91,943
Segment goodwill	5,219	6,036	—	—	11,255

Nine months ended September 30, 2013
Net revenues from external sources	$53,108	$13,465	$—	$—	$66,573
Net intersegment revenues	7,194	9	—	(7,203)	—
Income before income taxes	25,203	2,072	(8,057)	—	19,218

Nine months ended September 30, 2012
Net revenues from external sources	$45,927	$10,944	$—	$—	$56,871
Net intersegment revenues	4,020	12	—	(4,032)	—
Income before income taxes	20,091	1,712	(7,636)	—	14,167

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, and those set forth below:

▪	our ability to identify and market services that appeal to our customers;
▪	the significant concentration of our revenues in four of our customers;
▪	our relationships with investment consulting firms;
▪	our relationships with current and potential customers;
▪	our ability to retain qualified personnel;
▪	our ability to develop and market new investment strategies successfully;
▪	our ability to maintain our fee structure in light of competitive fee pressures;
▪	competition in the marketplace;
▪	downturns in financial markets;
▪	new legislation adversely affecting the financial services industries;
▪	interest rates;
▪	changes in our effective tax rate;
▪	our ability to maintain an effective system of internal controls; and
▪	other risks as detailed from time to time in our SEC reports.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We are not obligated and do not undertake an obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events or otherwise.

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds™, other mutual funds, individuals and common trust funds sponsored by Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International was established in the second quarter of 2012 and provides global equity and emerging markets investment advisory services to institutional clients, the Westwood Funds™, other mutual funds, common trust funds sponsored by Westwood Trust and to Westwood Investment Funds PLC, an Ireland-based umbrella fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities, also referred to as UCITS. Our revenues are generally derived from fees based on a percentage of assets under management. We believe we have established a track record of delivering competitive risk-adjusted returns for our clients. On an asset-weighted basis, 90 percent of our investment strategies have delivered above-benchmark performance and more than 90 percent have experienced below-benchmark volatility over the past 10 years. Percentages stated in this section are rounded to the nearest whole percent.

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

Assets Under Management

Assets under management increased $3 billion to $17.1 billion at September 30, 2013 compared with $14.1 billion at September 30, 2012. The average of beginning and ending assets under management for the third quarter of 2013 was $16.5 billion compared to $13.6 billion for the third quarter of 2012, an increase of 21%.

The following table displays assets under management as of September 30, 2013 and 2012:

	As of September 30, (in millions)		% Change September 30,
	2013	2012	2013 vs. 2012
Institutional	$10,929	$9,208	18.7%
Private Wealth	3,821	3,270	16.9
Mutual Funds	2,372	1,594	48.8
Total Assets Under Management	$17,122	$14,072	21.7%

•

Institutional includes separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals; the UCITS Fund; subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; and managed account relationships with brokerage firms and other registered investment advisors which offer Westwood products to their customers.

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

•	Mutual Funds include the Westwood Funds™, a family of U.S.-registered mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Institutional
Beginning of period assets	$10,084	$8,511	$9,225	$8,735
Inflows	756	495	1,650	1,055
Outflows	(437)	(321)	(1,480)	(1,619)
Net flows	319	174	170	(564)
Market appreciation/(depreciation)	526	523	1,534	1,037
Net change	845	697	1,704	473
End of period assets	10,929	9,208	10,929	9,208

Private Wealth
Beginning of period assets	3,640	3,166	3,339	3,051
Inflows	87	62	387	290
Outflows	(46)	(91)	(278)	(347)
Net flows	41	(29)	109	(57)
Market appreciation/(depreciation)	140	133	373	276
Net change	181	104	482	219
End of period assets	3,821	3,270	3,821	3,270

Mutual Funds
Beginning of period assets	2,121	1,476	1,603	1,293
Inflows	257	100	676	352
Outflows	(63)	(55)	(135)	(190)
Net flows	194	45	541	162
Market appreciation/(depreciation)	57	73	228	139
Net change	251	118	769	301
End of period assets	2,372	1,594	2,372	1,594

Total
Beginning of period assets	15,845	13,153	14,167	13,079
Inflows	1,100	657	2,713	1,697
Outflows	(546)	(467)	(1,893)	(2,156)
Net flows	554	190	820	(459)
Market appreciation/(depreciation)	723	729	2,135	1,452
Net change	1,277	919	2,955	993
End of period assets	$17,122	$14,072	$17,122	$14,072

Three months ended September 30, 2013 and 2012

The $1.3 billion increase in assets under management for the three months ended September 30, 2013 was due to market appreciation of $723 million and inflows of $1.1 billion, partially offset by outflows of $546 million. Inflows were primarily driven by inflows into institutional accounts in our Emerging Markets strategies managed by Westwood International; inflows into the Westwood Income Opportunity mutual fund and inflows from certain clients from our Master Limited Partnership (“MLP”) strategy. Outflows were primarily related to withdrawals and rebalancing by certain clients in our LargeCap Value strategy.

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

Nine months ended September 30, 2013 and 2012

The $3.0 billion increase in assets under management for the nine months ended September 30, 2013 was due to market appreciation of $2.1 billion and inflows of $2.7 billion, partially offset by outflows of $1.9 billion. Inflows were primarily driven by inflows into institutional accounts in our Emerging Markets strategies managed by Westwood International; inflows into the Westwood Income Opportunity mutual fund, and inflows from certain clients from our MLP strategy. Outflows were primarily related to withdrawals and rebalancing by certain clients in our LargeCap Value strategy.

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

Results of Operations

In the second quarter of 2012, as part of our strategy to expand our research capabilities and product offerings, we established Westwood International, based in Toronto, Canada, to manage global and emerging markets equity strategies. Westwood International began providing investment management services during the third quarter of 2012. At September 30, 2013, Westwood International had assets under management in excess of $2.0 billion. As Westwood International has only recently commenced operations, our condensed consolidated statement of comprehensive income for the nine months ended September 30, 2013 includes $7.0 million in costs related to Westwood International’s operations and revenues of $5.8 million.

The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2013 is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

					% Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2013 vs. September 30,	Nine months ended September 30, 2013 vs. September 30,
	2013	2012	2013	2012	2012	2012
Revenues
Advisory fees
Asset-based	$17,956	$14,485	$49,989	$42,677	24%	17%
Performance-based	26	69	2,561	1,251	(62)	105
Trust fees	4,672	3,715	13,463	10,943	26	23
Other, net	344	672	560	2,000	(49)	(72)
Total revenues	22,998	18,941	66,573	56,871	21	17

Expenses
Employee compensation and benefits	12,480	11,397	36,230	32,196	10	13
Sales and marketing	326	350	947	823	(7)	15
Westwood mutual funds	599	292	1,465	776	105	89
Information technology	690	649	2,024	1,874	6	8
Professional services	887	739	2,966	3,681	20	(19)
General and administrative	1,250	1,183	3,723	3,354	6	11
Total expenses	16,232	14,610	47,355	42,704	11	11
Income before income taxes	6,766	4,331	19,218	14,167	56	36
Provision for income taxes	2,447	1,827	7,187	5,680	34	27
Net income	$4,319	$2,504	$12,031	$8,487	72%	42%

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Total Revenues. Our total revenues increased by 21% to $23.0 million for the three months ended September 30, 2013 compared with $18.9 million for the three months ended September 30, 2012. Asset-based advisory fees increased by 24% to $18.0 million for the three months ended September 30, 2013 compared with $14.5 million for the three months ended September 30, 2012 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance-based advisory fees were $26,000 and $69,000 in the third quarters of 2013 and 2012, respectively related to adjustments to the performance fees we earned in the second quarter of each year. Trust fees increased by 26% to $4.7 million for the three months ended September 30, 2013 compared with $3.7 million for the three months ended September 30, 2012 as a result of increased assets under management at Westwood Trust primarily due to market appreciation.

Other revenues, which generally consist of interest and investment income, decreased by $328,000 for the three months ended September 30, 2013 compared with the three months ended September 30, 2012 primarily due to a decrease in net realized and unrealized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs were $12.5 million and $11.4 million for the three months ended September 30, 2013 and 2012, respectively. Increases of $636,000 in mutual fund incentive award expense and $846,000 in cash-based incentive compensation expense were partially offset by a decrease in amortization expense for signing bonuses of $291,000. We had 103 full-time employees as of September 30, 2013 compared to 97 full-time employees as of September 30, 2012.

Sales and Marketing. Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs decreased by 7% to $326,000 for the three months ended September 30, 2013 compared with $350,000 for the three months ended September 30, 2012 primarily as the result of decreased direct marketing expenses.

Westwood Mutual Funds. Westwood mutual funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds™. Westwood mutual funds expenses increased 105% to $599,000 for the three months ended September 30, 2013 compared with $292,000 for the three months ended September 30, 2012. In the fourth quarter of 2012, we launched three new mutual funds, which increased our fund reimbursement and shareholder servicing costs.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 6% to $690,000 for the three months ended September 30, 2013 compared with $649,000 for the three months ended September 30, 2012 primarily due to increased maintenance and support.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 20% to $887,000 for the three months ended September 30, 2013 compared with $739,000 for the three months ended September 30, 2012 and were 3.9% of total revenues in both periods.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 6% to $1.25 million for the three months ended September 30, 2013 compared with $1.2 million for the three months ended September 30, 2012 primarily due to rent expense for our new Toronto office, partially offset by a decrease in acquisition related amortization expense.

Provision for Income Tax Expense. Provision for income tax expenses increased by 34% to $2.4 million for the three months ended September 30, 2013 compared with $1.8 million for the three months ended September 30, 2012. The effective tax rate decreased to 36.2% for the three months ended September 30, 2013 from 42.2% for the three months ended September 30, 2012. The 2013 period had lower operating losses from Westwood International versus the 2012 period.  The Company receives a tax benefit for these losses at the Canadian tax rate which is lower than the U.S. tax rate and this results in the lower combined effective tax rate in the 2013 period.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Total Revenues. Our total revenues increased by 17% to $66.6 million for the nine months ended September 30, 2013 compared with $56.9 million for the nine months ended September 30, 2012. Asset-based advisory fees increased by 17% to $50.0 million for the nine months ended September 30, 2013 compared with $42.7 million for the nine months ended September 30, 2012 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance based advisory fees increased 105% to $2.6 million for the nine months ended September 30, 2013 compared with $1.3 million for the nine months ended September 30, 2012. Trust fees increased by 23% to $13.5 million for the nine months ended September 30, 2013 compared with $10.9 million for the nine months ended September 30, 2012 as a result of increased assets under management at Westwood Trust primarily due to market appreciation. Other revenues, which generally consist of interest and investment income decreased to $560,000 for the nine months ended September 30, 2013 compared with $2.0 million for the nine months ended September 30, 2012. Other revenues decreased by $1.4 million primarily due to the gain of $803,000 from the sale of 100,000 Teton shares in the 2012 period for which there was no realized gain in the 2013 period and $430,000 in net unrealized losses on investments in the 2013 period versus $260,000 of net unrealized gains on investments in the 2012 period.

Employee Compensation and Benefits. Employee compensation and benefits costs increased by 13% to $36.2 million for the nine months ended September 30, 2013 compared with $32.2 million for the nine months ended September 30, 2012. The increase was primarily due to increases of $944,000 in restricted stock expense, $1.8 million in mutual fund incentive award expense, and $1.3 million in salary expense due primarily to increased average headcount and salary increases. We had 103 full-time employees as of September 30, 2013 compared to 97 full-time employees as of September 30, 2012.

Sales and Marketing. Sales and marketing costs increased by 15% to $947,000 for the nine months ended September 30, 2013 compared with $823,000 for the nine months ended September 30, 2012 primarily due to increased direct marketing expenses.

Westwood Mutual Funds. Westwood mutual funds expenses increased 89% to $1.5 million for the nine months ended September 30, 2013 compared with $776,000 for the nine months ended September 30, 2012. In the fourth quarter of 2012, we launched three new mutual funds, which increased our fund reimbursement costs and shareholder servicing.

Information Technology. Information technology costs increased by 8% to $2.0 million for the nine months ended September 30, 2013 compared with $1.9 million for the nine months ended September 30, 2012 primarily due to increased research expenses and increased telecommunications expenses.

Professional Services. Professional services expenses decreased by 19% to $3.0 million for the nine months ended September 30, 2013 compared with $3.7 million for the nine months ended September 30, 2012 primarily due to one-time recruiting and legal fees related to the hiring of Westwood International employees in the 2012 period.

General and Administrative. General and administrative expenses increased by 11% to $3.7 million for the nine months ended September 30, 2013 compared with $3.4 million for the nine months ended September 30, 2012 primarily due to rent expense for our new Toronto office and increased subscriptions, custody and non-income tax expense, partially offset by a decrease in acquisition related amortization expense.

Provision for Income Tax Expense. Provision for income tax expenses increased by 27% to $7.2 million for the nine months ended September 30, 2013 compared with $5.7 million for the nine months ended September 30, 2012. The effective tax rate decreased to 37.4% for the nine months ended September 30, 2013 from 40.0% for the nine months ended September 30, 2012. The 2013 period had lower operating losses from Westwood International versus the 2012 period. The Company receives a tax benefit for these losses at the Canadian tax rate which is lower than the U.S. tax rate and this results in the lower combined effective tax rate in the 2013 period.

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

Our Economic Earnings increased by 32% to $7.3 million for the three months ended September 30, 2013 compared with $5.6 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, Economic Earnings increased by 26% to $21.0 million compared with $16.6 million for the nine months ended September 30, 2012.

The following tables provide a reconciliation of net income to Economic Earnings (in thousands):

	Three Months Ended September 30%
	2013	2012	Change
Net Income	$4,319	$2,504	72%
Add: Restricted stock expense	2,887	2,886	—
Add: Intangible amortization	90	122	(26)
Add: Deferred taxes on goodwill	38	47	(19)
Economic Earnings	$7,334	$5,559	32%

	Nine Months Ended September 30%
	2013	2012	Change
Net Income	$12,031	$8,487	42%
Add: Restricted stock expense	8,579	7,635	12
Add: Intangible amortization	270	366	(26)
Add: Deferred taxes on goodwill	114	142	(20)
Economic Earnings	$20,994	$16,630	26%

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2013, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2013, cash flow provided by operating activities, principally our investment advisory business, was $19.2 million. At September 30, 2013, we had working capital of $66.2 million. Cash flow used in investing activities during the nine months ended September 30, 2013 of $651,000 was related to the purchases of fixed assets. Cash flow used in financing activities during the nine months ended September 30, 2013 of $10.3 million was due to the payment of dividends and the purchase of treasury shares partially offset by tax benefits from equity-based compensation.

We had cash and investments of $67.3 million as of September 30, 2013 and $63.7 million as of December 31, 2012. Dividends payable and accrued dividends were $4.6 million and $1.2 million as of September 30, 2013 and December 31, 2012, respectively. We had no liabilities for borrowed money at September 30, 2013.

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

Critical and Significant Accounting Policies and Estimates

We have updated our critical or significant accounting policies and estimates to include the following addition.

Consolidation

The primary beneficiary of variable interest entities (VIEs) consolidate the VIEs. A VIE is an entity in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities without subordinated financial support or (ii) the at-risk equity holders do not have the normal characteristics of a controlling financial interest.  That is, the at-risk equity holders do not have the obligation to absorb losses, the right to receive residual returns and/or the right to direct the activities of the entity that most significantly impact the entity’s economic performance. Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood Funds™, a family of mutual funds, and to two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”) that were formed and sponsored by McCarthy Group Advisors, L.L.C. Westwood International provides investment advisory services to the UCITS Fund. The CTFs, Westwood Funds™, CITs LLCs and the UCITS Fund (the “Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

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

Assessing if an entity is a VIE involves judgment and analysis. Factors included in this assessment include the legal organization of the entity, the Company’s contractual involvement with the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Determining if the Company is the primary beneficiary of a VIE also requires significant judgment. There is judgment involved to assess if the Company has the power to direct the activities that most significantly impact the entity’s economic results and to assess if the Company has an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns.

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

For the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team who were previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs.  The pleadings phase for both claims and the counterclaim was closed in late January and we are currently in the discovery phase.  During this phase, the parties will exchange documents and depositions will be taken.  It is anticipated that discovery will be completed in the first quarter of 2014. No assurances can be given that delays will not occur.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
July 1 through September 30, 2013
Repurchase program (1)	—	—	—	$10,000,000
Employee transactions (2)	629	$47.75	—	—

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

ITEM 5.	OTHER INFORMATION

The below disclosure is being made pursuant to the instruction contained in Item 5(a) of Form 10-Q , which pertains to information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not previously reported. The item number below refers to the applicable Current Report on Form 8-K item number.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 17, 2013, the Board of Directors of the Company designated Peter F. Pastorelle, who has served as the Company’s Vice President, Accounting since August 22, 2013, as the Company’s principal accounting officer.  Prior to joining the Company, Mr. Pastorelle, age 54, served as the Corporate Controller for Orthofix International N.V., a publicly-traded global medical device manufacturer from September 2010 to May 2013.  From May 2009 to April 2010, Mr. Pastorelle was the Controller for Chi-X Global Inc., an early stage financial services start-up.  From September 2007 to December 2008, Mr. Pastorelle served as Vice President – Controller for Accoona Corp., an early stage internet technology start-up.  Prior to that, Mr. Pastorelle’s public company experience included serving as Chief Accounting Officer at Arbinet-thexchange, Inc., a leading bandwidth exchange, and as the Corporate Controller of Xpedite Systems Inc., a provider of outsourced document automation. Since beginning his career at KPMG, LLP (formerly Peat Marwick Mitchell), Mr. Pastorelle has amassed over 30 years of financial experience in a variety of industries, including telecommunications, consumer products, entertainment, financial services and health care. Mr. Pastorelle holds a bachelor’s degree from Syracuse University and is a certified public accountant.

The Company will pay Mr. Pastorelle an annual base salary of $150,000 to serve as Vice President, Accounting.  Mr. Pastorelle also received a $21,000 bonus on the effective date of his employment.  Mr. Pastorelle is eligible to receive equity-based compensation, including restricted stock awards, and may participate in benefit plans generally available to employees of the Company.

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

Dated: October 17, 2013	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ Mark A. Wallace
Mark A. Wallace
Chief Financial Officer