Form 10-K
period 2013-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2014-02-28
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value on June 30, 2013 of the voting and non-voting common equity held by non-affiliates of the registrant was $308,961,000. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 25, 2014: 8,262,430.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

General

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. (“Westwood Management”), Westwood Trust, and Westwood International Advisors Inc. (“Westwood International”). Westwood Management, founded in 1983, provides investment advisory services to corporate and public retirement plans, endowments and foundations, a family of mutual funds called the Westwood Funds ™, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Westwood International, based in Toronto, was established in 2012 and provides global and emerging markets investment advisory services to institutional clients, the Westwood Funds ™, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (“UCITS”), and clients of Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management. Westwood Management, Westwood Trust and Westwood International collectively managed assets valued at approximately $18.9 billion at December 31, 2013.

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

We have focused on building the foundation of a firm in terms of personnel and infrastructure to support a much larger business. We have also developed investment strategies that we expect to be desirable within our target institutional, private wealth and mutual fund markets. The costs of developing new investment strategies and building the organization can result in incurring expenses before significant offsetting revenues are realized. We continue to evaluate new strategies in terms of meeting investor needs.

Available Information

We maintain a website at www.westwoodgroup.com. Information contained on, or connected to, our website is not incorporated by reference into this Report and should not be considered part of this Report or any other filing that we make with the Securities and Exchange Commission (“SEC”). All of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website. Additionally, our Code of Business Conduct, our Corporate Governance Guidelines and our Audit Committee, Compensation Committee and Governance/Nominating Committee Charters are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to Mark A. Wallace, our Chief Financial Officer, at the address set forth in the front of this Report. The public can also obtain any document we file with the SEC at www.sec.gov.

Advisory

General

Our advisory business is comprised of Westwood Management and Westwood International.

Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums depend on the strategy offered but generally range from $10 million to $25 million. Westwood Management also provides advisory services to individuals and the Westwood Funds ™ as well as subadvisory services to other mutual funds and pooled investment vehicles. Our overall investment philosophy was developed by our Founder and Chairman, Susan M. Byrne, and is implemented by a team of investment professionals under the leadership of our Chief Investment Officer, Mark Freeman. With respect to the bulk of assets under management we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment team members average investment experience of fifteen years and one third of our team has worked together at Westwood for more than five years. We believe team continuity and years of experience are among the critical elements required for successfully managing investments.

Westwood International provides investment advisory services to large institutions and pooled investment vehicles as well as subadvisory services to the National Bank Westwood Funds, which are mutual funds offered by National Bank of Canada. Westwood International also provides investment advisory services to an Ireland-domiciled UCITS fund. Westwood International has entered into a Memorandum of Understanding (“MOU”) with Westwood Management pursuant to which Westwood International is considered a “participating affiliate” of Westwood Management as that term is used in relief granted by the staff of the SEC allowing U.S. registered investment advisers to use portfolio management or research resources of advisory affiliates subject to the supervision of a registered adviser. Pursuant to the MOU, Westwood International professionals provide advisory and subadvisory services to certain Westwood Funds, pooled investment vehicles and large U.S. institutions under the supervision of Westwood Management.

Investment Strategies

We offer a broad range of investment strategies allowing us to serve various client types and investment objectives. Approximately 49% of our consolidated revenues are invested in our LargeCap Value and SMidCap Value strategies. The principal investment strategies currently managed by Westwood Management are as follows:

LargeCap Value: Investments in equity securities of approximately 40-60 well-seasoned companies with market capitalizations generally over $7.5 billion. This portfolio is invested in companies where we expect that future profitability, driven by operational improvements, will exceed expectations reflected in current share prices.

Dividend Growth: Investments in equity securities of approximately 30-50 high quality companies with market capitalizations generally over $1 billion. This portfolio is invested in companies of which at least 80% are paying dividends and whose prospects for dividend growth are strong. This strategy combines quantitative and fundamental research to create a diversified portfolio of companies that we believe can create value for shareholders.

SMidCap Plus+: Investments in equity securities of approximately 45-65 companies with market capitalizations at purchase of between $2 billion and $15 billion. Similar to our other value-oriented investment strategies, we seek to discover operational improvements driving earnings growth within small to mid-sized companies that can be purchased at reasonable prices.

SMidCap Value: Investments in equity securities of approximately 50-65 companies with market capitalizations at purchase of between $500 million and $8 billion. Similar to our other value-oriented investment strategies, we seek to discover operational improvements driving earnings growth within small to mid-size companies that can be purchased at reasonable prices. This strategy reached its asset capacity in 2010 and is now closed to new investors.

SmallCap Value: Investments in equity securities of approximately 50-70 companies with market capitalizations at purchase of between $100 million and $2 billion. Similar to our other value-oriented investment strategies, we seek to invest in high quality companies whose earnings growth is driven by operational improvements not yet fully recognized by the market.

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

Income Opportunity: Investments in dividend-paying common stocks, preferred stocks, convertible securities, master limited partnerships, royalty trusts, REITs and selected debt instruments. This portfolio’s strategy focuses on companies with strong and improving cash flows sufficient to support sustainable or rising income streams for investors. This strategy is targeted towards investors seeking current income, a competitive total return and low volatility through dividend-paying or interest-bearing securities.

Master Limited Partnership Infrastructure Renewal (“MLPs”): Investments include MLPs (including limited partnerships and general partnerships) and other securities. Within these types of securities, the portfolio focuses on partnerships that exhibit higher distribution yields, stable and predictable cash flows, low correlations to other asset classes, and growth potential.

Investment Grade Fixed Income: Investments in high-grade, intermediate term corporate and government bonds. We seek to add value to client portfolios through yield curve positioning and investing in debt instruments with improving credit quality potential.

Each investment strategy consists of a portfolio of equity and/or fixed income securities selected by Westwood’s portfolio teams and chosen to optimize long-term returns consistent with Westwood’s investment philosophy. Our portfolio teams make decisions for Westwood Management investment strategies in accordance with the investment objectives and policies of those strategies, including determining when and which securities to purchase and sell.

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

We believe that we have established a track record of delivering competitive risk-adjusted returns for our clients. Approximately 90 percent of our investment strategies have delivered above-benchmark performance and more than 90 percent have experienced below-benchmark volatility over the past ten years.

Westwood International offers global and emerging markets equity investment strategies. Over 85% of Westwood International’s $2.5 billion of assets under management at December 31, 2013 is invested in our Emerging Markets strategies. The principal investment strategies currently managed by Westwood International are as follows:

Emerging Markets: This strategy invests in the common stocks of 70-90 companies that are located or have primary operations in emerging markets and have market capitalizations above $500 million. The portfolio is invested in companies that we believe are sound businesses that are mispriced and can generate sustainable earnings growth.

Emerging Markets Plus: This strategy invests in the common stocks of 50-70 companies that are located or have primary operations in emerging markets and have market capitalizations above $1.5 billion. The portfolio is invested in companies that we believe are sound businesses that are mispriced and that can generate sustainable earnings growth.

Emerging Markets SMid: This strategy invests in the common stocks of 70-90 small- and mid-cap companies that are located or have primary operations in emerging markets and have market capitalizations between $150 million and $9 billion. The portfolio is invested in companies that we believe are sound businesses that are mispriced and that can generate sustainable earnings growth.

Global Equity: This strategy invests in the common stocks of 65-85 companies located throughout the world, with market capitalizations above $1 billion. Similar to our Emerging Markets strategy, the portfolio invests in companies that we believe are sound businesses that are mispriced and can generate sustainable earnings growth.

Global Dividend: This strategy invests in the common stocks of 65-90 well-established companies around the world, with an emphasis on sustainability and growth of dividends. It seeks to invest in strong franchises that we believe are mispriced, with good liquidity, the ability to generate sustainable economic profits and potentially pay dividends.

Our ability to grow assets under management is primarily dependent on our ability to generate competitive investment performance, our success in building strong relationships with investment consulting firms and other financial intermediaries as well as our ability to develop new client relationships. We continually seek to expand assets under management by growing our existing investment strategies as well as developing new ones. We intend to grow our investment strategies internally but may also consider acquiring new investment strategies from third parties, as discussed under “Growth Strategy” below. Our growth strategy provides clients with more investment opportunities and diversifies assets under management, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients. Our four largest clients accounted for approximately 13.7% of our fee revenues for the year ended December 31, 2013. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.

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

Westwood Management provides investment advisory services to the Westwood Funds ™ family of mutual funds, which includes the Westwood Income Opportunity Fund, the Westwood SMidCap Fund, the Westwood LargeCap Value Fund, the Westwood SmallCap Value Fund, the Westwood Dividend Growth Fund, the Westwood SMidCap Plus+ Fund, the Westwood Short Duration High Yield Fund, the Westwood Emerging Markets Fund, the Westwood Global Equity Fund and the Westwood Global Dividend Fund. The Westwood Short Duration High Yield Fund is subadvised by SKY Harbor Capital Management, LLC, a registered investment adviser based in Greenwich, Connecticut. As of December 31, 2013, the Westwood Funds ™ had assets under management of $2.8 billion.

Trust

General

Through Westwood Trust, we provide trust services and participation in Westwood Trust sponsored common trust funds to institutions and high net worth individuals and families generally having at least $2 million in investable assets. Westwood Trust seeks to define and improve risk/return profiles of client investment portfolios by offering a comprehensive investment solution or complementing or enhancing existing investment strategies. Westwood Trust provides back office services to clients, including tax reporting, distribution of income to beneficiaries, preparation of account statements and attending to the special needs of particular trusts, and also serves as trustee for tax and estate-planning purposes and for special needs trusts. Westwood Trust is chartered and regulated by the Texas Department of Banking.

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

Common Trust Funds

Westwood Trust sponsors a number of common trust funds in which client assets are commingled to achieve economies of scale. Westwood Trust’s common trust funds fall within two basic categories: personal trusts and employee benefit trusts. Westwood Trust sponsors common trust funds for most of the investment strategies managed by Westwood Management. Westwood Trust also engages third-party subadvisors for some common trust funds, such as our Domestic Growth Equity, High Yield Bond and International Fixed Income common trust funds.

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

Institutional Investment Consultants

Investment consulting firms serve as gatekeepers to the majority of corporate retirement plans, public retirement plans, endowments and foundations, which represent Westwood’s primary institutional target markets. Consultants provide guidance to their clients in setting asset allocation strategy, as well as creating investment policies. Consultants also make recommendations for investment firms they believe can best meet their client’s investment objectives. We have established strong relationships with many national and regional investment consulting firms, which have contributed to our being considered and hired by their clients. Continuing to enhance existing consulting firm relationships, as well as forging new relationships, serves to increase the awareness of our services in both the consultant community and within their institutional client base.

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

Growth Strategy

We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that this focused, stable team has contributed significantly to our solid investment performance, superior client service and a growing array of investment strategies. We believe that opportunities for future growth may come from our ability to:

•	generate growth from new and existing clients and consultant relationships
•	attract and retain key employees

•	grow assets in our existing investment strategies
•	foster continued growth of the Westwood Trust platform
•	foster expanded distribution via mutual funds
•	pursue strategic corporate development opportunities
•	pursue opportunities internationally through targeted sales and relationships with international distributors and institutional investors
•	continue to strengthen our brand name
•	develop or acquire new investment strategies
•	expand our distribution focus to target U.S. plan sponsors more directly

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

Attract and retain key employees. In order to achieve our investment performance and client relationship objectives, we must be able to retain and attract talented professionals. We believe that we have created a workplace environment in which motivated, performance-driven, and client-oriented individuals can thrive. As a public company, we are able to offer our employees a compensation program that includes strong equity incentives such that their success will be closely aligned with the success of our clients and stockholders. We believe that these factors are critical ingredients in maintaining a stable, client-focused environment that can support significant future growth.

Grow assets in our existing investment strategies. Most of our existing, seasoned investment strategies have significant capacity for additional assets. In order to expand our offerings for current and prospective clients, we launched Westwood International in 2012, enabling us to offer five new equity strategies that focus on emerging and global markets: Emerging Markets, Emerging Markets Plus, Emerging Markets SMid, Global Equity and Global Dividend. These strategies are experiencing strong demand from investors and we believe they represent significant growth opportunities for us. Assets in our Income Opportunity strategy grew substantially in 2012 and 2013, exceeding $2.8 billion at the end of 2013, as the strategy continued to receive strong interest from our private wealth and mutual fund channels as well as from additional institutional mandates. We have the team in place to support these investment strategies in our target institutional, private wealth and mutual fund markets. If we continue to deliver strong investment performance, we believe that demand for these strategies can provide meaningful growth in our assets under management.

Foster continued growth of the Westwood Trust platform. Westwood Trust has experienced solid growth in serving small to medium-sized institutions as well as high net worth individuals and families. We anticipate continued interest from clients and prospects in our diversified, highly attentive service model. A significant percentage of new asset growth at Westwood Trust stems from referrals and gathering additional assets from existing clients. We believe that our Enhanced Balanced ™ strategy, which offers diversified exposure to multiple asset classes in a tax-efficient, comprehensive solution for clients, provides good opportunities for growth.

Foster expanded distribution via mutual funds. We have ten funds in the Westwood Funds™ family: Westwood SMidCap (WHGMX), Westwood Income Opportunity (WHGIX), Westwood LargeCap Value (WHGLX), Westwood SmallCap Value (WHGSX), Westwood Dividend Growth (WHGDX), Westwood SMidCap Plus+ (WHGPX), Westwood Short Duration High Yield (WHGHX), Westwood Emerging Markets (WWEMX), Westwood Global Equity (WWGEX) and Westwood Global Dividend (WWGDX). We believe that providing investors access to our investment strategies via mutual funds is a key component to achieving asset growth in the defined contribution and retirement marketplaces as well as in the registered investment advisor distribution channel. With the exception of Westwood Short Duration High Yield, which is subadvised by SKY Harbor Capital Management, LLC, the Westwood Funds ™ mirror our institutional strategies. The funds offer capped expense ratios and are available in an institutional share class for all funds. We also offer A shares for Westwood LargeCap Value (WWLAX), Westwood Income Opportunity (WWIAX), Westwood Emerging Markets (WWEAX) and Westwood Short Duration High Yield (WSDAX) in order to target No Transaction Fee (“NTF”) mutual fund supermarket platforms and the broker/dealer marketplace.

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

Pursue opportunities internationally through targeted sales and relationships with international distributors and institutional investors. We may consider forging alliances with international financial services firms or partners that could provide enhanced distribution capabilities and greater access to global customers. We also target institutional investors in specific non-U.S. markets including Canada, the U.K., Australia, Scandinavia and the Netherlands.

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

Develop or acquire new investment strategies. We continue to look for opportunities to expand the range of investment strategies that we offer to existing and prospective clients. We may consider internally-developed strategies that extend our existing investment process to new markets and may also consider externally acquired investment strategies. An expanded range of investment strategies offers us additional ways to serve our client base, generating more diversified revenue streams as well as asset and revenue growth opportunities.

Expand our distribution focus to target U.S. plan sponsors more directly. As we look to expand our footprint within the U.S. institutional market, we will be taking a more active approach in meeting directly with pension funds, endowments, foundations and other institutional investors. We believe this will complement our existing efforts with investment consultants while also increasing the universe of prospects with whom we have the ability to discuss our firm and our strategies.

Competition

We are subject to substantial and growing competition in all aspects of our business. Barriers to entry to the asset management business are relatively low, and we expect to face a growing number of competitors. Although no one company dominates the asset management industry, many companies are larger, better known and have greater resources than us.

Further, we compete with other asset management firms on the basis of investment strategies offered, the investment performance of those strategies both in absolute terms and relative to peer groups, quality of service, fees charged, the level and type of compensation offered to key employees, and the manner in which investment strategies are marketed. Many of our competitors offer more investment strategies and services and have substantially greater assets under management.

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

Additionally, most prospective clients perform a thorough review of an investment manager’s background, investment policies and performance before committing assets to that manager. In many cases, prospective clients invite a number of competing firms to make presentations. The process of obtaining a new client typically takes twelve to eighteen months from the time of the initial contact. While we have achieved success in competing successfully for new clients, it is a process to which we dedicate significant resources over an extended period, with no certainty of success.

Regulation

Westwood Management

Virtually all aspects of our business are subject to federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients. Under such laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit advisers from carrying on their business in the event that they fail to comply with such laws and regulations. Possible sanctions include suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. We believe that we are in substantial compliance with all material laws and regulations.

Our business is subject to regulation at both federal and state levels by the SEC and other regulatory bodies. Westwood Management is registered with the SEC under the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and under the laws of various states. As a registered investment adviser, Westwood Management is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. Westwood Management also acts as adviser to the Westwood Funds ™, a family of mutual funds registered with the SEC under the Investment Company Act of 1940. As an adviser to a registered investment company, Westwood Management must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance and restrictions on transactions with affiliates. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management to comply with SEC requirements could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized. We believe that we are in substantial compliance with the requirements of the regulations under the Investment Advisers Act, the Investment Company Act and the USA PATRIOT Act.

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

The Finance Code also gives the Banking Commissioner broad regulatory powers (including penalties and civil and administrative actions) if the trust company violates certain provisions of the Finance Code, including conservatorship or closure if Westwood Trust is determined to be in a “hazardous condition” (as defined by law). Westwood Trust’s failure to comply with the Finance Code could have a material adverse effect on Westwood.

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

Westwood International

Westwood International is registered with both the Ontario Securities Commission (“OSC”) and the Autorité des marchés financiers (“AMF”) in Québec.

The OSC is an independent Crown corporation responsible for regulating the capital markets in Ontario. Its statutory mandate is to provide protection to investors from unfair, improper or fraudulent practices and to foster fair and efficient capital markets and confidence in capital markets. The OSC has rule making and enforcement powers to help safeguard investors, deter misconduct and regulate participants involved in capital markets in Ontario. It regulates firms and individuals that sell securities and provide advice in Ontario, and also regulates public companies, investment funds and marketplaces, such as the Toronto Stock Exchange. The OSC’s powers are granted under the Securities Act (Ontario) the Commodity Futures Act (Ontario) and certain provisions of the Business Corporations Act. It operates independently from the government and is funded by fees charged to market participants. The OSC is accountable to the Ontario Legislature through the Minister of Finance.

The AMF is the entity mandated by the government of Québec to regulate the province’s financial markets and provide assistance to consumers of financial products and services. Established on February 1, 2004 under an Act regarding the Autorité des marchés financiers , the AMF integrates the regulation of the Québec financial sector, notably in the areas of insurance, securities, deposit institutions (other than banks) and the distribution of financial products and services. Specifically, the AMF’s mission is to:

•	provide assistance to consumers of financial products and services
•	ensure that financial institutions and other regulated financial sector entities comply with applicable solvency and obligations imposed by law
•	supervise activities connected with distribution of financial products and services
•	supervise stock market and clearing house activities and monitor the securities market
•	supervise derivatives markets, including derivatives exchanges and clearing houses and ensure that regulated entities and other derivatives market practitioners comply with obligations imposed by law
•	implement protection and compensation programs for consumers of financial products and services, and administer compensation funds set up by law.

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

Employees

At December 31, 2013, we had 106 full-time employees (93 based in the United States and 13 based in Canada). No employees are represented by a labor union and we believe our employee relations to be good.

Segment Information

For information about our operating segments, Advisory and Trust, please see Note 15 to the financial statements accompanying this Report.

Item 1A.	Risk Factors.

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

Because we compete with many asset management firms on the basis of the investment strategies we offer, the maintenance and growth of assets under management is dependent, to a significant extent, on the investment performance of the assets that we manage. Because our revenue is primarily generated from fees derived as a percentage of assets under management, poor performance tends to result in the loss or reduction of client accounts, which correspondingly decreases revenues. Underperformance relative to peer groups for our various investment strategies could adversely affect our results of operations, especially if such underperformance continues for an extended period of time. The historical returns of our strategies and the ratings and rankings we or the mutual funds that we advise have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future. The investment performance we achieve for our customers varies over time and variances can be wide. In addition, certain of our investment strategies have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively.  In those instances, we may choose to limit access to new or existing investors.

Recently, we have experienced client outflows that may have resulted in part from the underperformance of our LargeCap Value and SMidCap Value strategies. These strategies collectively represents about 49% of our consolidated revenue. While our LargeCap Value and SMidCap Value strategies have outperformed their respective benchmark indices since the strategies’ inception dates, these strategies have underperformed their respective benchmark indices and ranked below the median return of their respective peer groups over the trailing three year period ended December 31, 2013. Additionally, our Emerging Markets strategy has underperformed its benchmark index and ranked below the median return of its peer group since its inception in 2012. While we believe this recent underperformance has resulted in some client outflows, many factors are involved in client investment and allocation decisions and we cannot specifically quantify the amount of outflows resulting from this recent underperformance.

Our success depends on certain key employees and our ability to attract and develop new talented investment professionals. Our inability to attract and retain key employees could compromise our future success.

We believe that our future success will depend to a significant extent upon the services of our certain key employees, particularly Brian Casey, President and Chief Executive Officer, Mark Freeman, Chief Investment Officer, and Patricia Perez-Coutts, Senior Portfolio Manager. As with other asset management businesses, our future performance depends to a significant degree upon the continued contributions of these and other key officers, investment professionals, as well as marketing, client service and management personnel. Additionally, attracting and developing new talented investment professionals is an essential component of our business strategy. There is substantial competition for skilled personnel and the loss of key employees or our failure to attract, develop, retain and motivate qualified personnel, could negatively impact our business, financial condition, results of operations and future prospects.

Our revenues are dependent upon the performance of the securities markets and negative performance of the securities markets could reduce our revenues.

Our results of operations are affected by many economic factors, including the performance of the securities markets. Performance of the securities markets could be impacted by a number of factors beyond our control, including, among others, general economic downturns, political uncertainty or acts of terrorism. Negative performance within the securities markets or short-term volatility within the securities markets could result in investors withdrawing assets, decreasing their rates of investment or shifting assets to cash or other asset classes or strategies that we do not manage, all of which could reduce our revenues. Because most of our revenues are based on the value of assets under management, a decline in the value of those assets would also adversely affect our revenues. In addition, in periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.

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

We have incurred significant costs to develop new investment strategies, to launch new mutual funds under the Westwood Funds ™ name and to upgrade our business infrastructure. We expect to continue to incur significant costs related to such improvements in the future. We may not realize the benefits of these investments and, if unable to do so, our results of operations and growth opportunities may be adversely affected.

Expansion into international markets and introduction of new products and services increases our operational, regulatory and other risks.

We have expanded our product offerings and international business activities recently with the establishment of Westwood International and its global and emerging markets strategies. As a result, we face increased operational, regulatory, compliance, reputation and foreign exchange rate risks. In particular, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.

Westwood International invests principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

As of December 31, 2013, approximately 13% of our assets under management were invested in strategies offering access to global and emerging markets which are mostly comprised of securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients that are invested in these strategies. Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty, including, for example, as a result of the broad decline in global economic conditions beginning in 2008 and the slow recovery thereafter. Additionally, many financial markets are not as developed or efficient as the U.S. financial markets and, as a result, those markets may have limited liquidity and higher price volatility, and may lack established regulations. Liquidity may also be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. As a result, we may be unable to attract or retain investments in these strategies, and our results of operations may be negatively affected.

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

Our efforts to establish new investment teams may be unsuccessful and could negatively affect our results of operation and reputation.

As part of our growth strategy, and to introduce new investment strategies, we may seek to add new investment teams. To the extent we are unable to recruit and retain investment teams that will complement our existing business model, we may not be successful in further diversifying and increasing our investment strategies and client assets, which could have a material adverse effect on our business and future prospects. The addition of a new team using an investment strategy with which we may have limited or no experience could strain our operational resources and increase the possibility of operational error.  If any such new teams or strategies perform poorly and fail to attract sufficient assets to manage, our results of operations and reputation will be adversely affected.

Our business is dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal. As a result, we could lose any of our clients on very short notice.

Substantially all of our revenues are derived pursuant to investment advisory, subadvisory and trust agreements with our clients. In general, either party may terminate these agreements upon 30 days’ notice. Any termination of, or failure to renew, a material number of these agreements could have a material adverse impact, particularly because many of our costs are relatively fixed.

Investors in the funds that we advise can redeem their investments in those funds at any time without prior notice, which could adversely affect our earnings.

Investors in the funds that we advise or subadvise may redeem their investments in those funds at any time without prior notice, thereby reducing our assets under management. These investors may redeem for any number of reasons, including general financial market conditions, our absolute or relative investment performance, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. The redemption of a substantial amount of investments in our funds could adversely affect our revenues and have a material adverse effect on our earnings and financial condition.

A small number of clients account for a substantial portion of our business. As such, the reduction or loss of business with any of these clients could have a material adverse effect on our business, financial condition and results of operations.

Our four largest clients accounted for approximately 13.7% of fee revenues for the year ended December 31, 2013. We are dependent to a significant degree on our ability to maintain our relationships with these clients. There can be no assurance that we will be successful in maintaining existing client relationships, securing additional clients or achieving the superior investment performance necessary to earn performance-based advisory fees. Any failure by us to retain one or more of these large clients or establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

The investment management industry is highly competitive.

The investment management industry is highly competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation and differentiated products.  A number of factors increase our competitive risks, including the following:

•	Potential competitors have a relatively low cost of entering the investment management industry.
•	Many of our competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do.
•	The recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of some of our competitors.
•	Some competitors may invest according to different investment styles or in alternative asset classes that may be perceived as more attractive than the investment strategies we offer.
•	Other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals.
•	Some competitors charge lower fees for their investment management services than we do.

If we are unable to compete effectively, our earnings could be reduced and our business could be adversely affected.

Competitive fee pressures could reduce revenues and profit margins.

To the extent we have to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment management fees vary from product to product, we have competed primarily on the performance of our products and client service rather than on the level of our investment management fees relative to our competitors. In recent years there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service levels that make investors willing to pay our fees. We cannot be assured that we will succeed in providing investment returns and service levels that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

Performance fees could have a significant effect on our revenues and results of operations.

We have performance fee agreements with a few clients, which pay us a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes and failure to do so would cause us to earn none or only part of those potential revenues, which would have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly from one measurement period to the next, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $2.6 million in 2013, $1.3 million in 2012 and $1.0 million in 2011.

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

Virtually all aspects of our business are subject to laws and regulations, including the Investment Advisers Act, the Investment Company Act, and anti-money laundering laws. These laws and regulations generally grant regulatory agencies broad administrative powers, including the power to limit or restrict us from operating our business as well as the powers to place us under conservatorship or closure in the event we fail to comply with such laws and regulations. Violations of such laws or regulations could subject us or our employees to disciplinary proceedings and civil or criminal liability, including revocation of licenses, censures, fines or temporary suspensions, permanent barring from the conduct of business, conservatorship, or closure. Any such proceeding or liability could have a material adverse effect upon our business, financial condition, results of operations and business prospects. Due to the extensive regulations and laws to which we are subject, we devote substantial time and effort to legal and regulatory compliance issues.

In recent years, regulators have shown an increasing interest in oversight of the financial services industry. Some newly adopted regulations are focused directly on the investment management industry, while others are more broadly focused but affect our industry as well. The Dodd-Frank Act of 2010 significantly increased and revised the federal rules and regulations governing the financial services industry and, in addition to other regulations, has generally resulted in increased compliance and administrative burdens. For example, the SEC’s recent adoption of Form PF and revisions to Form ADV impose additional reporting requirements for SEC registered investment advisors, including us. Additionally, ERISA Section 408(b)(2) and related regulations require additional information to be provided to ERISA-governed retirement plans. While we believe that changes in laws, rules and regulations, including the ones discussed above, have increased our administrative and compliance costs, we are not able to quantify the amount of increased costs attributable to those changes.

In addition, the regulatory environment in which we operate is subject to change. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. See “Item 1. Business — Regulation.”

Misuse of assets and information in the possession of our employees could result in costly litigation and liability for us and our clients.

Our employees handle significant amounts of assets along with financial and personal information for our clients. We have implemented a system of controls to minimize the risk of a fraudulent use of assets and information, however our controls may not be sufficiently adequate to prevent fraudulent actions by employees. If our controls are ineffective, we could be subject to costly litigation, which could consume financial resources, distract management and result in regulatory sanctions. Such fraudulent actions could also adversely affect clients, causing them to seek redress.

Acquisitions involve inherent risks that could compromise the success of the combined business and dilute the holdings of current stockholders.

As part of our long-term business strategy, we may pursue corporate development transactions including the acquisition of asset management firms, mutual funds, private wealth firms, investment professionals or teams. See “Item 1. Business — Growth Strategy.” If we are incorrect when assessing the value, strengths, weaknesses, liabilities and potential profitability of such transactions, or if we fail to adequately integrate the acquired businesses or individuals, the success of the combined business could be compromised. Any business acquisitions are subject to the risks commonly associated with such transactions including, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, potential disruptions to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of changes in management, potential litigation or other legal risks, potential write-downs related to goodwill impairments in connection with acquisitions, and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, investment strategies, technologies or businesses of acquired companies may not be effectively assimilated into our business or may have a negative effect on the combined company’s revenues or earnings. The combined company may also incur significant expense to complete acquisitions and support acquired investment strategies and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could have the effect of diluting the holdings or limiting the rights of stockholders. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

Our acquisitions were forecasted to add revenues, expenses and earnings to our business. The failure to realize these revenues and earnings could adversely impact our results of operations.

Our acquisitions of McCarthy Group Advisors, LLC (“McCarthy”) in 2010 and the Philadelphia Fund business of Baxter Financial Corporation in 2009 may not yield the benefits that we forecasted due to a variety of factors, including our failure to retain the clients of the businesses we acquired. If this acquisition does not yield the expected benefits, our revenues and results of operations could be negatively impacted and we could be required to record an impairment against earnings for the intangible assets and goodwill acquired in this transaction.

Damage to our reputation could harm our business and have a material adverse effect on our results of operations.

Our brand is a valuable intangible asset that could be vulnerable to threats that can be difficult or impossible to anticipate or control. Regulatory inquiries and rumors could damage our reputation, even if they are unfounded or satisfactorily addressed. Damage to our brand could impede our ability to attract and retain customers and key employees, and could reduce our assets under management, which would have a material adverse effect on our results of operations.

We are engaged in litigation related to the hiring of some employees of Westwood International that, depending on the outcome, could increase our expenses and have a material adverse effect on our results of operations.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team who were previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs.

While we intend to vigorously defend both actions and pursue our counterclaims, we are currently unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact of these actions and counterclaims. Defending these actions and pursuing these counterclaims may be expensive for us and time consuming for our personnel. While we do not currently believe these proceedings will have a material impact, adverse resolutions of these actions and counterclaims could have a material adverse effect on our business, financial condition or results of operations.

Our business involves risks of being engaged in litigation and liability that could increase our expenses and reduce our results of operations.

Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-registered adviser, mutual fund adviser and publicly traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Similarly, the investment strategies that we manage could be subject to actual or threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages. While customers do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent customers are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise or our investment professionals under the federal securities laws or state law.

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

We may be exposed to unanticipated losses if our techniques for managing risk are ineffective.

To manage the risks in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation, or as a result of the lack of adequate, accurate or timely information or otherwise. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or operating results. Additionally, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators. Our techniques for managing operational, legal and reputational risks in client portfolios may not fully mitigate the risk exposure in all economic or market environments, including exposure to risks that we might fail to identify or anticipate.

Various factors may hinder the declaration and payment of dividends.

We have historically paid a quarterly dividend. However, payment of future dividends is subject to the discretion of our Board of Directors, and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, the existence of a stock repurchase program, state corporate and banking law restrictions, results of operations and such other factors as our Board of Directors may consider relevant. In addition, as a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. Currently, our primary source of cash consists of dividends from Westwood Management or Westwood Trust. The payment of dividends by Westwood Management or Westwood Trust is subject to the discretion of their Boards of Directors and compliance with applicable laws, including, in particular, the provisions of the Texas Finance Code applicable to Westwood Trust. Westwood International did not generate income for the years ended December 31, 2013 and 2012, and is consequently unable to contribute cash to the payment of dividends to our shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our business is vulnerable to systems failures that could have a material adverse effect on our business, financial condition and results of operations.

Any delays or inaccuracies in securities pricing information or information processing could give rise to claims against us, which could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent on communications and information systems and on third-party vendors for securities pricing information and updates from certain software. We may suffer a systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, unauthorized access, act of God, act of war, or otherwise, and our back-up procedures and capabilities may be inadequate to eliminate the risk of extended interruptions in operations.

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

We cannot be certain that the measures we take to evaluate and improve our internal controls will ensure that we implement and maintain adequate controls over our financial processes and reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Our stock is thinly traded and may be subject to volatility.

Although our common stock is traded on the New York Stock Exchange, it may remain relatively illiquid, or “thinly traded,” which can increase share price volatility and make it difficult for larger investors to buy or sell shares in the public market without affecting the quoted share price.  Investors may be unable to buy or sell a certain quantity of our shares in the public market within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.

The prevailing market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including (among other factors):  actual or anticipated fluctuations in operating results; changes in market valuations of other similarly situated companies; additions or departures of key personnel; future sales of common stock; deviations in net revenues or in losses from levels expected by the investment community; and trading volume fluctuations.

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

We are a holding company, with no revenue-generating operations and no assets other than our ownership interests in Westwood Management, Westwood Trust and Westwood International. Accordingly, we are dependent on the cash flow generated by these operating subsidiaries and must rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Westwood, Westwood Management and Westwood Trust conduct their principal operations through approximately 28,238 square feet of leased office space located in Dallas, Texas pursuant to a lease with an initial term that expires in November 2021. In addition, we lease approximately 5,045 square feet of office space in Omaha, Nebraska pursuant to a lease with an initial term that expires in July 2014 and approximately 6,336 square feet of office space in Toronto, Ontario pursuant to a lease with an initial term that expires in May 2017. We believe these facilities will be adequate to serve our currently anticipated business needs.

Item 3.	Legal Proceedings.

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team who were previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase is complete and we are now in the discovery phase, which we hope to complete in the first half of 2014.

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

Market Information

Our common stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “WHG” since July 1, 2002. At December 31, 2013, there were approximately 168 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater. The table below sets forth the high and low closing prices for our common stock, as reported by the NYSE for the periods indicated.

	2013		2012
	High	Low	High	Low
For the Quarter Ended:
March 31	$45.21	$39.97	$40.87	$36.26
June 30	45.02	40.66	38.97	34.15
September 30	50.95	43.56	39.29	35.71
December 31	61.91	48.02	40.92	38.32

Dividends

We have declared a cash dividend on our common stock for each quarter since our common stock was first publicly traded. The table below sets forth the dividends declared for the periods indicated.

Dividend per share of common stock
2013
Fourth Quarter	$0.44
Third Quarter	0.40
Second Quarter	0.40
First Quarter	0.40
2012
Fourth Quarter	$0.40
Third Quarter	0.37
Second Quarter	0.37
First Quarter	0.37

In addition, on February 6, 2014 we declared a quarterly cash dividend of $0.44 per share on our common stock payable on April 1, 2014 to stockholders of record on March 14, 2014. We intend to continue paying cash dividends in such amounts as our Board of Directors may determine to be appropriate. Any future payments of cash dividends will be at the discretion of the Board of Directors and subject to limitations under the Delaware General Corporation Law.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2013 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries, our only equity compensation plans in effect at that time. The material terms of this plan were approved by our stockholders at our 2011 Annual Meeting and are discussed in Note 10 of the financial statements included in this Report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	863,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	863,000

(1)Includes 716,000 shares available under our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and 147,000 shares available under the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries.

PERFORMANCE GRAPH

The following graph compares total stockholder returns of Westwood since December 31, 2008 with the total return of the Russell 2000 Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 35 publicly-traded asset management companies.

Total Return Performance
350
325
300
275
250
225
200
175
150
125
100
75
Index Value
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Westwood Holdings Group, Inc.
Russell 2000
SNL Asset Manager

Index	Period ended						Cumulative Five-Year Total Return
	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Westwood Holdings Group, Inc.	$100.00	$132.21	$152.07	$144.83	$168.69	$264.29	164.29%
Russell 2000 Index	100.00	127.17	161.32	154.59	179.86	249.69	149.69
SNL Asset Manager Index	100.00	162.23	186.74	161.52	207.23	318.46	218.46

The total return for our stock and for each index assumes $100 invested on December 31, 2008 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE under the ticker symbol “WHG.”

The closing price of our common stock on the last trading day of the year ended December 31, 2013 was $61.91 per share. Historical stock price performance is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data, together with assets under management data presented below, should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Year ended December 31, (in thousands, except per share amounts)
	2013	2012	2011	2010	2009
Consolidated Statements of Income Data:
Total revenues	$91,825	$77,495	$68,909	$55,313	$42,553
Total expenses	63,556	57,469	45,800	37,592	30,235
Income before income taxes	28,269	20,026	23,109	17,721	12,318
Provision for income taxes	10,378	7,936	8,423	6,441	4,423
Net income	17,891	12,090	14,686	11,280	7,895
Earnings per share – basic	$2.44	$1.69	$2.11	$1.62	$1.10
Earnings per share – diluted	$2.34	$1.65	$2.04	$1.58	$1.09
Cash dividends declared per common share	$1.64	$1.51	$1.42	$1.65	$1.23

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data (in thousands):
Cash and investments	$75,418	$63,723	$60,132	$45,044	$45,125
Total assets	116,020	96,615	90,597	72,628	59,886
Stockholders’ equity	88,633	76,551	70,757	60,677	47,218
Assets Under Management (unaudited) (in millions)	$18,931	$14,167	$13,079	$12,477	$10,174

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “forecast”, “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, our financial condition, and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:

•	our ability to identify and market services that appeal to our customers
•	the significant concentration of our revenues in four of our customers
•	our relationships with investment consulting firms
•	our relationships with current and potential customers
•	our ability to retain qualified personnel
•	our ability to develop and market new investment strategies successfully
•	our ability to maintain our fee structure in light of competitive fee pressures

•	competition in the marketplace
•	downturns in financial markets
•	new legislation adversely affecting the financial services industries
•	interest rates
•	changes in our effective tax rate
•	our ability to maintain an effective system of internal controls
•	other risks as detailed from time to time in our SEC reports

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

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds ™, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International was established in 2012 and provides global equity and emerging markets investment advisory services to institutional clients, Westwood Funds ™, other mutual funds, an Ireland-domiciled UCITS fund and common trust funds sponsored by Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2013 Westwood Management, Westwood Trust and Westwood International collectively managed assets valued at approximately $18.9 billion.

With respect to the bulk of our client assets under management, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity, strengthening balance sheets and well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have average investment experience of fifteen years while one third of our team has worked together at Westwood for over five years.

We have focused on building a foundation in terms of personnel and infrastructure to support a potentially much larger business. We have also developed investment strategies that we believe will be desirable within our target institutional, private wealth and mutual fund markets. The cost of developing new products and the organization as a whole has resulted in our incurring expenses that, in some cases, do not currently have significant offsetting revenues. While we continue to evolve our products, we believe that the appropriate foundation and products are in place such that investors will recognize the value in these products, thereby generating new revenue streams for Westwood.

2013 Highlights

The following items are highlights for the year ended December 31, 2013:

•

Assets under management as of December 31, 2013 were a record $18.9 billion, a 34% increase compared to December 31, 2012; average assets under management for 2013 were $16.3 billion, a 19% increase compared to 2012.

•

As of December 31, 2013, approximately 90 percent of our investment strategies have delivered above-benchmark performance and more than 90 percent have experienced below-benchmark volatility over the past ten years.

•	Our Westwood Funds ™ family of mutual funds ended the year with $2.8 billion in assets under management a 74% increase compared to December 31, 2012.
•	Our Income Opportunity strategy, with its focus on current income and lower volatility, had net asset inflows of over $700 million and finished the year with $2.8 billion in assets under management.

•

Westwood International Advisors Inc., manager of our global equity and emerging markets equity strategies, grew assets under management to $2.5 billion as of December 31, 2013 from $888 million as of December 31, 2012. This increase included over $500 million of inflows to our newly launched Ireland-domiciled UCITS Fund.

•	Total revenue was a record $91.8 million, a 18% increase over 2012
•

In October 2013, the Board approved a 10% increase in our quarterly dividend to $0.44 per share, or an annual rate of $1.76, resulting in a dividend yield of 2.8% at the year-end stock price of $61.91.

•	Our financial position remains strong with liquid cash and investments of $75.4 million as of December 31, 2013.

Revenues

We derive revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Westwood Management’s and Westwood International’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the previous quarter, or are based on a daily or monthly analysis of assets under management for the stated period. Westwood Management and Westwood International recognize revenues as services are rendered. A limited number of our clients have agreed to contractual performance-based fees, which generate additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement periods. Since most of our advance paying clients’ billing periods coincide with the calendar quarter to which payment relates, revenue related to those clients is fully recognized within the quarter. Consequently, no significant amount of deferred revenue is contained in our consolidated financial statements.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Most trust fees are paid quarterly in advance and are recognized as services are rendered. Since billing periods for the majority of Westwood Trust’s advance paying clients coincide with the calendar quarter to which payment relates, revenue is fully recognized within the quarter and consequently no significant amount of deferred revenue is contained in our consolidated financial statements.

Our other revenues generally consist of interest and investment income. Although we invest most of our cash in U.S. Treasury securities, we also invest in equity and fixed income instruments and money market funds, including the Westwood Funds ™ and common trust funds sponsored by Westwood Trust.

Assets Under Management

Assets under management increased $4.7 billion, or 34%, to $18.9 billion at December 31, 2013 compared to $14.2 billion at December 31, 2012. Quarterly average assets under management increased $2.6 billion, or 19%, to $16.3 billion for 2013 compared with $13.7 billion for 2012.

Assets under management increased $1.1 billion, or 8%, to $14.2 billion at December 31, 2012 compared to $13.1 billion at December 31, 2011. Quarterly average assets under management increased $786 million, or 6%, to $13.7 billion for 2012 compared with $12.9 billion for 2011.

The following table sets forth our assets under management as of December 31, 2013, 2012 and 2011:

	As of December 31, (in millions)			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Institutional	$12,139	$9,225	$8,735	32%	6%
Private Wealth	4,008	3,339	3,051	20	9
Mutual Funds	2,784	1,603	1,293	74	24
Total Assets Under Management	$18,931	$14,167	$13,079	34%	8%

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

•

Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently being held in custody for clients, but we believe there is potential for these assets to convert to fee-generating managed assets during an inter-generational transfer of wealth at some future date. Also included are assets acquired in the McCarthy transaction, described in Note 6 of the financial statements included in this Report, representing institutional and high net worth clients for which Westwood provides investment management and advisory services.

•	Mutual Funds include the Westwood Funds ™, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2013 (in millions)
	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$9,225	$3,339	$1,603	$14,167
Client flows:
Inflows/new accounts	2,713	535	1,011	4,259
Outflows/closed accounts	(2,094)	(482)	(210)	(2,786)
Net inflows	619	53	801	1,473
Market appreciation	2,295	616	380	3,291
Net change	2,914	669	1,181	4,764
End of period assets	$12,139	$4,008	$2,784	$18,931

The increase in assets under management for the year ended December 31, 2013 was primarily due to new inflows of $4.3 billion and market appreciation of $3.3 billion, partially offset by outflows of $2.8 billion. Inflows were primarily driven by inflows into institutional accounts in our Emerging Markets strategies managed by Westwood International; inflows into the Westwood Income Opportunity mutual fund and inflows from certain clients in our Master Limited Partnership Infrastructure Renewal (“MLP”) strategy. Outflows were primarily related to withdrawals and rebalancing by certain clients in our LargeCap Value strategy.

	Year Ended December 31, 2012 (in millions)
	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$8,735	$3,051	$1,293	$13,079
Client flows:
Inflows/new accounts	1,183	424	451	2,058
Outflows/closed accounts	(1,949)	(467)	(292)	(2,708)
Net inflows/(outflows)	(766)	(43)	159	(650)
Market appreciation	1,256	331	151	1,738
Net change	490	288	310	1,088
End of period assets	$9,225	$3,339	$1,603	$14,167

The increase in assets under management for the year ended December 31, 2012 was primarily due to new inflows of $2.1 billion and market appreciation of $1.7 billion, partially offset by outflows of $2.7 billion. Inflows were driven primarily by inflows into institutional separate accounts, subadvisory mandates, the Westwood Funds ™ and private wealth accounts. Outflows were primarily related to outflows and some account closings by institutional separate account clients and subadvisory mandates and outflows from private wealth accounts.

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

The increase in assets under management for the year ended December 31, 2011 was primarily due to new inflows of $2.4 billion, partially offset by outflows of $1.8 billion and market depreciation of $63 million. Inflows were driven primarily by inflows into institutional separate accounts, subadvisory mandates and the Westwood Funds ™. Outflows were primarily related to outflows and some account closings by institutional separate account clients and subadvisory mandates and outflows from the Westwood Funds ™.

Results of Operations

In the second quarter of 2012, as part of our strategy to expand our research capabilities and product offerings, we established Westwood International, based in Toronto, Canada, to manage global and emerging markets equity strategies. Westwood International began providing investment management services during the third quarter of 2012. Our Consolidated Statement of Comprehensive Income for the year ended December 31, 2013 and 2012 includes $12.2 million and $10.3 million in costs and $9.6 million and $1.8 million of revenues, respectively related to Westwood International’s operations.

The following table and discussion of our results of operations is based upon data derived from our consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this Report.

	Years ended December 31, (in thousands)			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues
Advisory fees
Asset-based	$70,027	$57,936	$54,246	21%	7%
Performance-based	2,561	1,251	991	105	26
Trust fees	18,367	14,969	13,453	23	11
Other revenues	870	3,339	219	(74)	1,425
Total revenues	91,825	77,495	68,909	18	12
Expenses
Employee compensation and benefits	47,780	43,692	35,081	9	25
Sales and marketing	1,252	1,132	994	11	14
Westwood mutual funds	2,153	1,153	790	87	46
Information technology	2,882	2,555	2,054	13	24
Professional services	4,223	4,420	2,981	(4)	48
General and administrative	5,266	4,517	3,900	17	16
Total expenses	63,556	57,469	45,800	11	25
Income before income taxes	28,269	20,026	23,109	41	(13)
Provision for income taxes	10,378	7,936	8,423	31	(6)
Net income	$17,891	$12,090	$14,686	48%	(18)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Total Revenue. In 2013 our total revenues increased by 18% to $91.8 million compared with $77.5 million in 2012. Asset-based advisory fees increased by 21% to $70 million in 2013 from $57.9 million in 2012 due to higher average assets under management primarily reflecting market appreciation of assets and net inflows. We earned a performance-based advisory fee of $2.6 million in 2013 compared to $1.3 million in 2012. Trust fees increased by 23% to $18.4 million in 2013 from $15 million in 2012 due to higher average assets under management primarily reflecting market appreciation of assets. Other revenues, which generally consist of interest and investment income, decreased by $2.5 million to $0.9 million in 2013 compared with $3.3 million in 2012 primarily due to a $1.9 million decrease in net realized gains and a $670,000 decrease in unrealized gains on investments. The decrease in realized gains was primarily due to the $1.9 million gain on sale of 200,000 shares of Teton Advisors, Inc. recorded in 2012.

Employee Compensation and Benefits. Employee compensation and benefits, which generally consist of salaries, incentive compensation, equity-based compensation and benefits, increased by 9% to $47.8 million compared with $43.7 million in 2012. This increase was primarily due to net increases of $1.6 million in salary expense primarily relating to additional hires at Westwood Management, Westwood Trust and Westwood International; $0.9 million in incentive compensation including amortization of long-term incentive awards for Westwood International employees; and $0.8 million in performance-based restricted stock expense and $0.3 million in service-based restricted stock due to shares granted in 2013. We had 106 full-time employees as of December 31, 2013 compared to 96 at December 31, 2012.

Sales and Marketing. Sales and marketing costs consist of expenses associated with our marketing efforts, including travel and entertainment, direct marketing, and advertising costs. Sales and marketing costs increased by 11% to $1.3 million in 2013 compared with $1.1 million in 2012 primarily due to increased direct marketing and travel expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses generally consist of costs associated with our marketing, distribution, administration and acquisition efforts related to the Westwood Funds ™. Westwood Mutual Funds expenses increased 87% to $2.2 million in 2013 compared with $1.2 million in 2012 primarily due to an increase of $0.6 million in shareholder servicing fees on higher fund assets and an increase of $140,000 in subadvisor fees.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, computing hardware, software licenses, maintenance and support, telecommunications and other related costs. Information technology expense increased by 13% to $2.9 million in 2013 compared with $2.6 million in 2012 primarily due to an increase of $135,000 in software maintenance and licenses mainly for upgraded client portfolio accounting and performance reporting systems, an increase of $70,000 in research tools and a $56,000 increase in telecommunications expense.

Professional Services. Professional services expenses generally consist of audit, external subadvisor expense, legal and other professional fees. Professional services expenses decreased by 4% to $4.2 million in 2013 compared with $4.4 million in 2012. The decrease is primarily due to one-time recruiting and other fees related to the hiring of Westwood International employees in 2012 partially offset by an increase in legal expense in 2013.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of office space, insurance, amortization of intangible assets, office supplies, custody expense, investor relations, charitable contributions and other miscellaneous expenses. General and administrative expenses increased by 17% to $5.3 million in 2013 compared with $4.5 million in 2012 primarily due to increased rent expense for our new Toronto office, increased subscriptions and research expense, increased investor relations expense, increased custody expenses and an increase in non-income taxes.

Provision for Income Taxes. Provision for income taxes increased by 31% to $10.4 million in 2013 compared with $7.9 million in 2012. The effective tax rate decreased to 36.7% from 39.6% in 2012 primarily due to reduced operating losses from Westwood International, which are taxed at a lower Canadian tax rate.

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

Employee Compensation and Benefits. Employee compensation and benefits, which generally consist of salaries, incentive compensation, equity-based compensation expense and benefits, increased by 25% to $43.7 million compared with $35.1 million in 2011. This increase was primarily due to increases of $6.2 million in incentive compensation due to amortization of long-term incentive awards for Westwood International employees, $2.3 million in salary expense primarily due to additional hires at Westwood Management and Westwood Trust, salaries related to Westwood International and $632,000 in performance-based restricted stock expense due to shares granted in February 2012. We had 96 full-time employees as of December 31, 2012 compared to 80 at December 31, 2011.

Sales and Marketing. Sales and marketing costs consist of expenses associated with our marketing efforts, including travel and entertainment, direct marketing, and advertising costs. Sales and marketing costs increased by 14% to $1.1 million in 2012 compared with $1.0 million in 2011 primarily due to increased direct marketing and travel expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses generally consist of costs associated with our marketing, distribution, administration and acquisition efforts related to the Westwood Funds ™. Westwood Mutual Funds expenses increased 46% to $1.2 million in 2012 compared with $790,000 in 2011 primarily due to an increase of $219,000 in shareholder servicing fees due to higher fund assets and an increase of $104,000 in subadvisor fees.

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

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of office space, insurance, amortization of intangible assets, office supplies, custody expense, investor relations, charitable contributions and other miscellaneous expenses. General and administrative expenses increased by 16% to $4.5 million in 2012 compared with $3.9 million in 2011. The increase is primarily due to increased rent expense due to a new lease for our Dallas office effective September 2011 and rent expense for our new Toronto office, non-marketing travel expenses related to Westwood International, increased state and local tax expense, increased office supplies expense and increased custody expenses. Partially offsetting these increases were decreases in training expenses and expenses related to our office relocation in 2011.

Provision for Income Taxes. Provision for income taxes decreased by 6% to $7.9 million in 2012 compared with $8.4 million in 2011. The effective tax rate increased to 39.6% from 36.4% in 2011 primarily due to operating losses from Westwood International, which is taxed at a lower Canadian tax rate, and provision to return adjustments from our 2011 federal tax return.

Supplemental Financial Information

As supplemental information, we are providing a non-generally accepted accounting principles (“non-GAAP”) performance measure that we refer to as Economic Earnings. We provide this measure in addition to, but not as a substitute for, net income, which is reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Management and the Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that this non-GAAP performance measure, while not a substitute for GAAP net income, is useful for both management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider this non-GAAP measure without considering financial information prepared in accordance with GAAP.

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

For the year ended December 31, 2013, our Economic Earnings increased by 29% to $30 million compared with $23.2 million for the year ended December 31, 2012, primarily due to increase in total revenues partially offset by an increase in expenses.

The following table provides a reconciliation of net income to Economic Earnings for the years presented:

				% Change
(in thousands)	For the years ended December 31,			2013 vs.	2012 vs.
	2013	2012	2011	2012	2011
Net Income	$17,891	$12,090	$14,686	48%	(18)%
Add: Restricted stock expense	11,595	10,515	9,969	10	5
Add: Intangible amortization	359	472	498	(24)	(5)
Add: Tax benefit from goodwill amortization	152	154	189	(1)	(19)
Economic Earnings	$29,997	$23,231	$25,342	29%	(8	) %

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2013	2012	2011
Balance Sheet Data:
Assets:
Cash and cash equivalents	$10,864	$3,817	$5,264
Accounts Receivable	14,468	8,920	7,707
Total liquid assets	25,332	12,737	12,971
Investments	$64,554	$59,906	$54,868

	For the years ended December 31,
	2013	2012	2011
Cash Flow Data:
Operating cash flows	$21,707	$13,780	$18,548
Investing cash flows	(1,201)	1,636	(2,244)
Financing cash flows	(13,303)	(16,891)	(12,784)

Historically we have funded our operations and cash requirements with cash generated from operating activities. As of December 31, 2013, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During 2013, cash flow provided by operating activities, principally our investment advisory business, was $21.7 million compared to cash provided by operations of $13.8 million during 2012 and $18.5 million during 2011. The increase of $7.9 million in 2013 was primarily due to increased net income; a decrease in cash transferred to our investment accounts, and an increase in compensation and benefits payable partially offset by decreases from accounts receivable and income taxes payable. The decrease of $4.8 million from 2011 to 2012 was primarily due to decreased net income and an increase in accounts receivable and decreased net purchases of U.S. Treasury Bills, partially offset by increases in income taxes and compensation and benefits payable.

Cash flow used by investing activities during 2013 of $1.2 million was due to the purchase of property and equipment. Cash flow provided by investing activities during 2012 of $1.6 million was primarily due to the sale of an available for sale investment. Cash flow used in investing activities during 2011 of $2.2 million primarily reflected the purchase of property and equipment and cash paid to acquire businesses.

Cash used in financing activities of $13.3 million, $16.9 million and $12.8 million during 2013, 2012 and 2011, respectively, primarily related to payment of cash dividends and purchase of treasury stock, partially offset by excess tax benefits related to vested restricted shares.

We held cash and investments of $75.4 million and $63.7 million at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013 and 2012, working capital aggregated $71.3 million and $58.5 million respectively. As required by the Texas Finance Code, Westwood Trust maintains current assets in an amount equal to the required minimum restricted capital of $1.0 million, which is included in Investments in the accompanying consolidated balance sheets. We had no liabilities for borrowed money at December 31, 2013 or December 31, 2012, and our accounts payable were paid in the ordinary course of business for each of the periods then ended.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described in this Report. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. A failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$9,169	$1,422	$2,663	$2,160	$2,924

Accounting Developments

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU also requires presentation, either on the face of the statement where net income is presented or in the notes to the consolidated financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. However, such disclosure is only required if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity should cross-reference to other disclosures that provide additional detail about those amounts. For public entities, the ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU clarifies the interaction between ASC 810-10, Consolidation – Overall, and ASC 830-30, Foreign Currency Matters – Translation of Financial Statement, when releasing the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not currently expect the adoption of this ASU to have an impact on our consolidated financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The ASU changes the approach to the investment company assessment in Topic 946, clarifying the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. This update would also require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting and to include additional disclosures. The ASU is effective for reporting periods beginning after December 15, 2013. Although this update is relevant to our variable interest entity analysis, we do not currently expect the adoption of this ASU to have an impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment is effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2013 and is not expected to have a material impact on our consolidated financial statements.

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

Consolidation

The primary beneficiary of variable interest entities (“VIE”s) consolidate the VIEs. A VIE is an entity in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities without subordinated financial support or (ii) the at-risk equity holders do not have the normal characteristics of a controlling financial interest. That is, the at-risk equity holders do not have the obligation to absorb losses, the right to receive residual returns and/or the right to direct the activities of the entity that most significantly impact the entity’s economic performance. Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood Funds™, a family of mutual funds, and to two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”) that were formed and sponsored by McCarthy Group Advisors, L.L.C. Westwood International provides investment advisory services to the Westwood Investment Funds PLC (the “UCITS Fund”), an Ireland domiciled umbrella-type open ended self-managed investment company which was authorized by the Central Bank of Ireland on June 18, 2013 pursuant to the European Communities (Undertakings for Collective Investment in Transferrable Securities) Regulations 2011. The CTFs, Westwood Funds™, CITs LLCs and the UCITS Fund (the “Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

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

Goodwill

During the third quarters of 2013, 2012, and 2011, we completed our annual impairment assessment as required by ASC 350 “Goodwill and Other Intangible Assets”. No impairment losses were required. We perform our annual impairment assessment as of July 1 and would perform a reassessment if circumstances indicated a potential impairment between our annual assessment dates. We assess the fair value of our reporting units with goodwill using a market multiple approach. We updated our assessment at the end of 2013 and determined that no events occurred in the last half of 2013 that would indicate that these assets should be retested for impairment.

Intangible Assets

Our intangible assets represent the acquisition date fair value of the intangible assets acquired net of amortization. The values of these assets are comprised mostly of customer lists but also include valuations of trade names and non-compete agreements. In valuing these assets, we made significant estimates regarding the useful life, growth rates and potential attrition of the assets acquired. We periodically review our intangible assets for events or circumstances that would indicate impairment and we would record an impairment to remove the excess amount if their carrying value exceeded fair value.

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

We invest our corporate capital in various financial instruments such as United States treasury bills and equity mutual funds, all of which entail certain inherent market risks. We do not currently participate in any hedging activities, nor do we currently utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that involve market risks.

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

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Please refer to Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting on page F-3 of this Report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report can be found on page F-2.

For the fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is or will be set forth in the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 11.	Executive Compensation.

The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
Brian O. Casey
President, Chief Executive Officer and Director

Dated: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Brian O. Casey	President, Chief Executive Officer and Director
Brian O. Casey	(Principal Executive Officer)

/s/ Mark A. Wallace	Chief Financial Officer
Mark A. Wallace	(Principal Financial Officer)

/s/ Peter F. Pastorelle	Vice President - Accounting
Peter F. Pastorelle	(Principal Accounting Officer)

/s/ Susan M. Byrne	Chairman of the Board of Directors
Susan M. Byrne

/s/ Richard M. Frank	Director
Richard M. Frank

/s/ Robert D. McTeer	Director
Robert D. McTeer

/s/ Geoffrey R. Norman	Director
Geoffrey R. Norman

/s/ Martin J. Weiland	Director
Martin J. Weiland

/s/ Raymond E. Wooldridge	Director
Raymond E. Wooldridge

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Westwood Holdings Group, Inc.

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

Dallas, Texas

February 28, 2014

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

The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, Westwood’s internal control over financial reporting is effective based on those criteria.

Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page F-2.

By:	/s/ Brian O. Casey
Brian O. Casey, President & Chief Executive Officer

/s/ Mark A. Wallace
Mark A. Wallace, Chief Financial Officer

February 28, 2014

Dallas, Texas

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

(in thousands, except par values and share amounts)

	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,864	$3,817
Accounts receivable	14,468	8,920
Investments, at fair value	64,554	59,906
Deferred income taxes	3,782	3,362
Other current assets	2,521	1,365
Total current assets	96,189	77,370
Goodwill	11,255	11,255
Deferred income taxes	2,041	1,696
Intangible assets, net	3,789	4,149
Property and equipment, net of accumulated depreciation of $2,155 and $1,747	2,746	2,145
Total assets	$116,020	$96,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,082	$1,650
Dividends payable	3,935	1,201
Compensation and benefits payable	17,805	14,537
Income taxes payable	1,031	1,438
Total current liabilities	24,853	18,826
Accrued dividends	1,266	—
Deferred rent	1,268	1,238
Total long-term liabilities	2,534	1,238
Total liabilities	27,387	20,064
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,778,613 and outstanding 8,176,417 shares at December 31, 2013; issued 8,526,598 and outstanding 8,031,045 shares at December 31, 2012	88	85
Additional paid-in capital	100,955	88,483
Treasury stock, at cost – 602,196 shares at December 31, 2013; 495,553 shares at December 31, 2012	(23,169)	(18,502)
Accumulated other comprehensive (loss) income	(257)	30
Retained earnings	11,016	6,455
Total stockholders’ equity	88,633	76,551
Total liabilities and stockholders’ equity	$116,020	$96,615

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
REVENUES:
Advisory fees
Asset-based	$70,027	$57,936	$54,246
Performance-based	2,561	1,251	991
Trust fees	18,367	14,969	13,453
Other revenues, net	870	3,339	219
Total revenues	91,825	77,495	68,909
EXPENSES:
Employee compensation and benefits	47,780	43,692	35,081
Sales and marketing	1,252	1,132	994
Westwood mutual funds	2,153	1,153	790
Information technology	2,882	2,555	2,054
Professional services	4,223	4,420	2,981
General and administrative	5,266	4,517	3,900
Total expenses	63,556	57,469	45,800
Income before income taxes	28,269	20,026	23,109
Provision for income taxes	10,378	7,936	8,423
Net income	$17,891	$12,090	$14,686
Other comprehensive income (loss):
Available-for-sale investments:
Change in unrealized gain on investment securities	—	(40)	1,014
Less: reclassification adjustment for net gains included in earnings	—	(1,900)	—
Net change (net of income taxes of $0, (1,058) and $560, respectively)	—	(1,940)	1,014
Foreign currency translation adjustments	(287)	30	—
Other comprehensive income (loss)	(287)	(1,910)	1,014
Total comprehensive income	$17,604	$10,180	$15,700
Earnings per share:
Basic	$2.44	$1.69	$2.11
Diluted	$2.34	$1.65	$2.04
Weighted average shares outstanding:
Basic	7,331,874	7,145,701	6,970,382
Diluted	7,643,051	7,338,104	7,208,515

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2011	7,645,678	$79	$65,639	$(8,749)	$926	$2,782	$60,677
Net income						14,686	14,686
Other comprehensive income					1,014		1,014
Issuance of restricted stock, net of forfeitures	207,995	2	(2)				—
Amortization of stock compensation			9,969				9,969
Tax benefit related to equity compensation			1,077				1,077
Dividends declared ($1.42 per share)						(10,995)	(10,995)
Stock options exercised	22,150		286				286
Purchases of treasury stock	(168,634)			(5,957)			(5,957)
BALANCE, December 31, 2011	7,707,189	$81	$76,969	$(14,706)	$1,940	$6,473	$70,757
Net income						12,090	12,090
Other comprehensive income					(1,910)		(1,910)
Issuance of restricted stock, net of forfeitures	405,330	4	(4)				—
Amortization of stock compensation			10,515				10,515
Tax benefit related to equity compensation			793				793
Dividends declared ($1.51 per share)						(12,108)	(12,108)
Stock options exercised	16,250		210				210
Purchases of treasury stock	(97,724)			(3,796)			(3,796)
BALANCE, December 31, 2012	8,031,045	$85	$88,483	$(18,502)	$30	$6,455	$76,551
Net income						17,891	17,891
Other comprehensive income					(287)		(287)
Issuance of restricted stock, net of forfeitures	252,015	3	(3)				—
Amortization of stock compensation			11,595				11,595
Reclassification of compensation liability to be paid in shares			120				120
Tax benefit related to equity compensation			760				760
Dividends declared ($1.64 per share)						(13,330)	(13,330)
Purchases of treasury stock	(106,643)			(4,667)			(4,667)
BALANCE, December 31, 2013	8,176,417	$88	$100,955	$(23,169)	$(257)	$11,016	$88,633

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,891	$12,090	$14,686
Adjustments to reconcile net income to net cash provided by operating activities, net of business combinations:
Depreciation	410	349	264
Amortization of intangible assets	359	472	498
Fair value adjustment of deferred acquisition liabilities	—	—	(31)
Gain on sale of available for sale investment	—	(1,900)	—
Unrealized losses (gains) on investments	325	(344)	291
Loss on disposal of property	—	1	20
Stock based compensation	11,595	10,515	9,969
Deferred income taxes	(907)	(1,817)	(93)
Excess tax benefits from stock based compensation	(694)	(676)	(805)
Net purchases of investments – trading securities	(4,993)	(7,692)	(10,285)
Changes in operating assets and liabilities:
Accounts receivable	(5,702)	(1,208)	(359)
Other current assets	(887)	61	(755)
Accounts payable and accrued liabilities	450	(39)	381
Compensation and benefits payable	3,598	1,846	3,308
Income taxes payable and prepaid taxes	160	2,147	989
Other liabilities	102	(25)	470
Net cash provided by operating activities	21,707	13,780	18,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available for sale investments	—	1,900	—
Cash paid for business combination, net of cash acquired	—	—	(816)
Purchases of property and equipment	(1,201)	(264)	(1,431)
Sale of property and equipment	—	—	3
Net cash (used in) provided by investing activities	(1,201)	1,636	(2,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(4,667)	(3,796)	(5,957)
Excess tax benefits from stock based compensation	694	676	805
Proceeds from exercise of stock options	—	210	286
Cash dividends	(9,330)	(13,981)	(7,918)
Net cash used in financing activities	(13,303)	(16,891)	(12,784)
Effect of currency rate changes on cash	(156)	28	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,047	(1,447)	3,520
Cash and cash equivalents, beginning of year	3,817	5,264	1,744
Cash and cash equivalents, end of year	$10,864	$3,817	$5,264
Supplemental cash flow information:
Cash paid during the year for income taxes	$11,031	$7,600	$7,502

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013, 2012 and 2011

1. DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its subsidiaries, Westwood Management Corp. (“Westwood Management”), Westwood Trust (“Westwood Trust”) and Westwood International Advisors Inc. (“Westwood International”). Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals with trust and custodial services and participation in its sponsored common trust funds. Westwood International provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds and other pooled investment vehicles. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations.

Westwood Management is a registered investment adviser under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking. Westwood International is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission and the Autorité des marchés financiers (AMF) in Québec.

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

A VOE is an entity that is not within the scope of the guidance for VIEs. Consolidation of a VOE is required when a reporting entity owns a controlling financial interest in a VOE. Ownership of a majority of the voting interests is the usual condition for a controlling financial interest. At December 31, 2013, none of our sponsored investment entities were VOEs subject to this assessment by the Company.

Westwood Investment Funds PLC (the “UCITS Fund”), which was authorized by the Central Bank of Ireland on June 18, 2013 pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011, is an Ireland domiciled umbrella-type open-ended self-managed investment company. The UCITS Fund is established as an umbrella fund with segregated assets and liabilities between sub-funds. Notwithstanding the segregation of assets and liabilities within each

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sub-fund, the UCITS Fund is a single legal entity and no sub-fund constitutes a legal entity separate from the UCITS Fund itself. The Company’s first UCITS sub-fund is focused on Westwood’s Emerging Markets strategy. Shares of the sub-fund are listed on the Irish Stock Exchange, all of which are owned by the third-party investors. The base currency of the UCITS Fund is the British pound sterling. We determined that the UCITS Fund was a VIE as its at-risk equity holders do not have the ability to direct the activities of the UCITS Fund that most significantly impact the entity’s economic performance. Although the Company does not have an equity investment in the UCITS Fund, through its representatives having a majority control of the UCITS Fund’s Board of Directors its representatives can influence the UCITS Fund’s management and affairs. The UCITS Fund’s Board of Directors maintains this control through its duties, which are stated in the UCITS Fund’s Memorandum, and Articles of Association, which have no expiration date. We concluded that the Company was not the primary beneficiary of the UCITS Fund because even though it has the power to direct the activities of the UCITS Fund (that most significantly impact the fund’s economic performance), it does not absorb a majority of the UCITS Fund’s expected losses and does not receive a majority of the UCITS Fund’s expected residual returns. As a result, the results of the UCITS Fund are not included in the Company’s consolidated financial results.

We have also evaluated all of our other advisory relationships and our relationship as sponsor of the common trust funds to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns. Since all losses and returns are distributed to the shareholders of the Westwood VIEs, we are not the primary beneficiary and consequently the Westwood VIEs are not included in our consolidated financial statements. We have included the disclosures related to VIEs in Note 12.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the most significant estimates and assumptions are associated with the valuation of deferred taxes, stock-based compensation and impairment assessments of goodwill and intangible assets. Actual results could differ from those estimates.

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. A limited number of our clients have contractual performance-based fee arrangements, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since billing periods for most of our advance paying clients coincide with the calendar quarter to which payment relates, revenue is fully recognized within the quarter. Consequently no significant amount of deferred revenue is contained in our consolidated financial statements. Deferred revenue is shown on the consolidated balance sheets under the heading of “Accounts payable and accrued liabilities”. Other revenues generally consist of interest and investment income and are recognized as earned.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less, other than pooled investment vehicles that are considered investments. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses on uninsured cash accounts.

Accounts Receivable

Accounts receivable represents balances arising from services provided to customers and are recorded on an accrual basis, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical amounts written off, existing conditions in the industry, and the financial stability of the customer. The majority of our accounts receivable balances consist of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectible. Accordingly our consolidated financial statements do not include an allowance for bad debt or any bad debt expense.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

Class A shares of Teton Advisors, Inc. (“Teton shares”), which we sold during 2012, were classified as available for sale. The Teton shares were carried at quoted market value less a 25% discount for lack of marketability. Unrealized gains and losses on the Teton shares were recorded through other comprehensive income. All other marketable securities are classified as trading securities and are carried at quoted market values on the accompanying consolidated balance sheets. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.

Fair Value of Financial Instruments

We determined the estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 4 and 5 are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, dividends payable, income taxes payable and accrued liabilities, approximates their carrying value due to their short-term maturities and are classified as level 1 fair value measurements. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds ™ mutual funds and Westwood Trust common trust fund shares, equals fair value based on prices quoted in active markets and, with respect to funds, the reported net asset value of the shares held. Market values of our money market holdings generally do not fluctuate.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 11 years), and depreciation on leasehold improvements is provided over the lesser of the estimated useful life or lease term using the straight-line method. We capitalize leasehold improvements, furniture and fixtures, computer hardware and most office equipment purchases.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment.

We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than the carrying amount. The Company assesses goodwill for impairment using a qualitative assessment which includes consideration of the current trends in the industry in which the Company operates, macroeconomic conditions, recent financial performance of the Company’s reporting units and a market multiple approach valuation. In performing the annual impairment test, which is performed during the third quarter or more frequently when impairment indicators exist and after assessing the qualitative factors, we may be required to utilize the two-step approach prescribed by ASC 350 “Goodwill and Other Intangible Assets”. The first step requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The fair value of each reporting unit is estimated, entirely or predominantly, using a market multiple approach. During the third quarter of 2013, we completed our annual goodwill impairment assessment and determined that no impairment loss was required. No impairments were recorded during any of the periods presented.

Our intangible assets represent the acquisition date fair value of the acquired client relationships, trade names and non-compete agreements and are reflected net of amortization. In valuing these assets, we made significant estimates regarding the useful lives, growth rates and potential attrition. We periodically review our intangible assets for events or circumstances that would indicate impairment. See Note 6.

Income Taxes

We file a United States federal income tax return as a consolidated group for Westwood and its subsidiaries based in the US. We file a Canadian income tax return for Westwood International. Deferred income tax assets and liabilities are determined based

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on temporary differences between the financial statement and income tax bases of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense is generally the result of changes in deferred tax assets and liabilities. Deferred taxes relate primarily to stock-based compensation expense and net operating losses at Westwood International.

We record net deferred tax assets to the extent we believe such assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of the net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. No valuation allowance has been recorded in our consolidated financial statements.

We recognize tax liabilities in accordance with ASC 740, Income Taxes, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. At December 31, 2013 and 2012, the Company had not established any reserves for, nor recorded any unrecognized tax benefits related to, uncertain tax positions.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU also requires presentation, either on the face of the statement where net income is presented or in the notes to the consolidated financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. However, such disclosure is only required if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity should cross-reference to other disclosures that provide additional detail about those amounts. For public entities, the ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU clarifies the interaction between ASC 810-10, Consolidation – Overall, and ASC 830-30, Foreign Currency Matters – Translation of Financial Statement, when releasing the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not currently expect the adoption of this ASU to have an impact on our consolidated financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The ASU changes the approach to the investment company assessment in Topic 946, clarifying the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. This update would also require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting and to include additional disclosures. The ASU is effective for reporting periods beginning after December 15, 2013. Although this update is relevant to our VIE analysis, we do not currently expect the adoption of this ASU to have an impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment is effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2013 and is not expected to have a material impact on our consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currency Translation

Assets and liabilities of Westwood International, our non-U.S. dollar functional currency subsidiary, are translated at exchange rates as of applicable reporting dates. Revenues and expenses are translated at average exchange rates during the periods indicated. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are recorded through other comprehensive income.

Long-term Compensation Agreements

We entered into employment agreements with certain employees of Westwood International that provide for specified payments over four years. In certain circumstances, these payments would be forfeited to us if the employment of these individuals is terminated before completion of the contractual earning period. Payments made in advance under these agreements are included in “Other current assets” on our Consolidated Balance Sheets, net of amounts already amortized.

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

We have issued restricted stock and stock options in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We apply judgment in developing an expectation of awards of restricted stock that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

We have compensation arrangements with certain employees of Westwood International pursuant to which these employees are able to earn cash awards based on the performance of certain investment products. A portion of such awards may be paid in shares of our stock that vest over a multi-year period. We accrue a liability for these awards over both the annual period in which we determine it is probable that the award will be earned and, for the portion to be settled in shares, over the following three-year vesting period. For the years ended December 31, 2013, 2012 and 2011, the expense recorded for these awards was $344,000, $124,000 and $0, respectively. Cash awards expected to be settled in shares are funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or forfeited. Shares held in the trust are shown on our consolidated balance sheet as treasury shares. During the second quarter of 2013, the trust purchased 20,251 Westwood common shares in the open market for approximately $878,000. Until shares are acquired by the trust, we measure the liability as a cash based award, which is included in “Compensation and benefits payable” on our consolidated balance sheets. When the number of shares related to an award is determinable, the award becomes an equity award accounted for similar to restricted stock, which is described in Note 10.

Tax benefits realized upon the vesting of restricted shares that are in excess of the expense previously recognized for reporting purposes are recorded in stockholder’s equity and reflected as a financing activity in our Consolidated Statements of Cash Flows. If the tax benefit upon vesting is less than the expense previously recorded, the shortfall is recorded in stockholder’s equity. If the shortfall exceeds available windfall benefits in equity, they are recorded in our Consolidated Statements of Comprehensive Income and as an operating activity on our Consolidated Statements of Cash Flows.

3. ACCOUNTS RECEIVABLE:

Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. There were no amounts due from these accounts as of December 31, 2013 and 2012. For the years ended December 31, 2013, 2012 and 2011, we recorded trust fees from these accounts of $278,000, $314,000, and $429,000, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVESTMENTS:

Investments are presented below (in thousands). All investments are carried at fair value, and all investments are accounted for as trading securities. Our investment in Teton shares, which we sold in 2012 for a gain of $1.9 million, was accounted for as available for sale securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013:
U.S. Government and Government agency obligations	$42,595	$16	$—	$42,611
Money market funds	8,584	—	—	8,584
Equity funds	2,130	200	(54)	2,276
Fixed income funds	10,984	99	—	11,083
Marketable securities	$64,293	$315	$(54)	$64,554

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012:
U.S. Government and Government agency obligations	$42,588	$1	$—	$42,589
Money market funds	1,856	—	—	1,856
Equity funds	4,401	519	—	4,920
Fixed income funds	10,468	73	—	10,541
Marketable securities	$59,313	$593	$—	$59,906

The following amounts, except for income tax amounts, are included in our consolidated statements of comprehensive income under the heading “Other revenues” for the years indicated (in thousands):

	2013	2012	2011
Realized gains	$629	$2,467	$407
Realized losses	(4)	(13)	(182)
Net realized gains/(losses)	625	2,454	225
Income tax expense from gains	225	891	82
Interest income – trading	28	27	61
Dividend income	541	514	221
Unrealized gains/(losses)	(325)	344	(291)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	Level 1 – quoted market prices in active markets for identical assets,
•	Level 2 – inputs other than quoted prices that are directly or indirectly observable
•	Level 3 – unobservable inputs where there is little or no market activity.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the values of our assets as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Investments in securities:
Trading	$64,554	$—	$—	$64,554
Total Financial instruments	$64,554	$—	$—	$64,554

As of December 31, 2012
Investments in securities:
Trading	$55,389	$4,517	$—	$59,906
Total Financial instruments	$55,389	$4,517	$—	$59,906

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

	For the years ended
Investments in available-for-sale securities (in thousands)	2013	2012
Beginning balance	$—	$2,999
Proceeds from sale	—	(1,900)
Change in unrealized gains included in Other Comprehensive Income	—	(1,099)
Ending balance	$—	$—

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

At closing, we paid a consideration totaling $12.0 million, comprised of 181,461 shares of Westwood Holdings Group, Inc. common stock and $5.0 million in cash. Related to this acquisition, we recorded goodwill of $7.4 million, intangible assets of $4.2 million and net working capital and property and equipment of $0.4 million, which is detailed by assets and liabilities in a table below. The intangible assets purchased were primarily McCarthy’s customer accounts but also included allocations to trade-name and non-compete agreements, which together comprised approximately 7% of the allocated purchase price. Pro forma results of operations have not been presented because the results of operations for the years ended December 31, 2010, 2009 and 2008, including McCarthy’s operations, would not have been materially different from those reported in our consolidated statements of comprehensive income.

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

The goodwill we acquired is not amortized for book purposes, but is deductible for income tax purposes.

The changes in goodwill for the last two years were as follows (in thousands):

	2013	2012
Beginning balance	$11,255	$11,255
Acquired goodwill	—	—
Ending balance	$11,255	$11,255

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The following is a summary of intangible assets at December 31, 2013 and 2012 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2013
Client relationships	14.2	$5,005	$(1,216)	$3,789
Trade names	2.0	256	(256)	—
Non-compete agreements	2.3	26	(26)	—
Total		$5,287	$(1,498)	$3,789
2012
Client relationships	14.2	$5,005	$(857)	$4,148
Trade names	2.0	256	(256)	—
Non-compete agreements	2.3	26	(25)	1
Total		$5,287	$(1,138)	$4,149

Amortization expense, which is included in “General and administrative” expense on our consolidated statements of comprehensive income, was $359,000, $472,000 and $498,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated amortization expense for the intangible assets for the next five years is as follows (in thousands):

Estimated Amortization Expense
For the Year ending December 31,
2014	$359
2015	359
2016	359
2017	359
2018	359

7. BALANCE SHEET COMPONENTS:

Property and Equipment

The following table reflects information about our property and equipment as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Leasehold improvements cost	$2,068	$1,321
Furniture and fixtures cost	1,453	1,450
Computer hardware and office equipment cost	1,380	1,121
Accumulated depreciation	(2,155)	(1,747)
Net property and equipment	$2,746	$2,145

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	As of December 31,
	2013	2012
Foreign currency translation adjustment	$(257)	$30
Accumulated other comprehensive income	$(257)	$30

8. INCOME TAXES:

Income Tax Provision

Income (loss) before income taxes by jurisdiction is as follows:

	Years ended December 31,
	2013	2012	2011
United States	$30,883	$26,850	$23,109
Canada	(2,614)	(6,824)	—
Total	$28,269	$20,026	$23,109

Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 35% to income before income taxes.

The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Income tax provision computed at US federal statutory rate	$9,894	$7,009	$8,088
Canadian rate differential	222	580	—
State and local income taxes, net of federal income taxes	386	305	353
Other, net	(124)	42	(18)
Total income tax expense	$10,378	$7,936	$8,423
Effective income tax rate	36.7%	39.6%	36.4%

We include penalties and interest on income-based taxes in the “Provision for income taxes” line on our consolidated statements of comprehensive income. We recorded penalties and interest of $0, $0 and $135 in 2013, 2012 and 2011, respectively.

Income tax provision (benefit) as set forth in the consolidated statements of comprehensive income consisted of the following components (in thousands):

	Years ended December 31,
	2013	2012	2011
Current taxes:
US Federal	$10,683	$9,280	$7,944
State and local	602	473	546
Total	11,285	9,753	8,490
Deferred taxes:
State and local	(5)	(2)	(2)
US Federal	(210)	(4)	(65)
Non-US	(692)	(1,811)	—
Total	(907)	(1,817)	(67)
Total income tax expense	$10,378	$7,936	$8,423

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Restricted stock amortization	$4,196	$3,903
Net operating loss	2,244	1,818
Deferred rent	204	173
Other	97	19
Total deferred tax assets	6,741	5,913

	2013	2012
Deferred tax liabilities:
Property and equipment	(390)	(391)
Intangibles	(449)	(253)
Unrealized gains on investments	(79)	(211)
Total deferred tax liabilities	(918)	(855)
Net deferred tax assets	$5,823	$5,058

Net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2013	2012
Net current deferred tax asset	$3,782	$3,362
Net current deferred tax liabilities	—	—
Net current deferred tax assets reflected on the balance sheets	3,782	3,362
Net non-current deferred tax assets	2,275	2,552
Net non-current deferred tax liabilities	(234)	(856)
Net non-current deferred tax assets reflected on the balance sheets	2,041	1,696
Total net deferred tax assets	$5,823	$5,058

As of December 31, 2013, we have Canadian net operating loss carry forwards of approximately $8.5 million that are subject to limitation and account for the deferred tax asset of $2.2 million. These net operating loss carryforwards begin to expire in 2032. We believe that it is more likely than not that we will realize the benefit of our deferred tax assets.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2013, the Company’s tax years of 2010, 2011, and 2012 are open for examination by the tax authorities. The 2009 tax year for Texas is also open for examination; with this exception, as of December 31, 2013, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2010. We are not currently under audit by any taxing jurisdiction.

9. REGULATORY CAPITAL REQUIREMENTS:

Westwood Trust is subject to the capital requirements of the Texas Department of Banking and has a minimum capital requirement of $1.0 million. At December 31, 2013, Westwood Trust had approximately $12 million in excess of its minimum capital requirement.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Westwood International is subject to the working capital requirements of the Ontario Securities Commission, which requires that combined cash and receivables be at least $200,000 CDN in excess of current liabilities. At December 31, 2013 Westwood International had combined cash and receivables that were $4.4 million CDN (or $4.2 million in U.S. Dollars using the exchange rate on December 31, 2013) in excess of its current liabilities, which satisfies this requirement.

10. EMPLOYEE BENEFITS:

Stock Based Compensation

We have issued stock options and restricted shares to our employees and non-employee directors and offer 401(k) matching and profit sharing contributions to our employees. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans to the Plan) may not exceed 3,898,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At December 31, 2013, approximately 716,000 shares remain available for issuance under the Plan.

The Share Award Plan of Westwood Holdings Group, Inc. for Service provided in Canada to its Subsidiaries (the “Canada EB Plan”) provides compensation in the form of common stock for services performed by persons to Westwood International. As described in Note 2, the trust formed pursuant to the Canada EB Plan holds 20,251 shares of Westwood common stock. Under the Canada EB Plan, no more than $10 million CDN (or $9.4 million in U. S. Dollars using the exchange rate on December 31, 2013) may be funded to the Plan Trustee to fund purchases of common stock with respect to awards granted under the Canada EB Plan. At December 31, 2013, approximately 147,000 shares remain available for issuance under the Canada EB Plan based on a share price of $61.91, the closing price of our stock as of the last business day of 2013. As of December 31, 2013, for restricted stock grants under the Canada EB Plan there was approximately $0.5 million of unrecognized compensation cost, which we expect to recognize over a weighted-average period of 2 years.

The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2013	2012	2011
Service condition restricted stock expense	$7,602	$7,546	$7,632
Performance-based restricted stock expense	3,758	2,969	2,337
Restricted stock expense under the Plan	11,360	10,515	9,969
Canada EB Plan restricted stock expense	235	—	—
Total stock based compensation expense	$11,595	$10,515	$9,969
Total income tax benefit recognized related to stock-based compensation	$4,382	$4,230	$3,872

Restricted Stock

Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued, an adjustment for restrictions on dividends and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period.

As of December 31, 2013, there was approximately $21.9 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.5 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. We withheld 86,392 shares in 2013 for this purpose. Our two types of restricted stock grants under the Plan are discussed below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee and non-employee director restricted share grants

For the years ended December 31, 2013, 2012 and 2011, we granted restricted stock to employees and non-employee directors. The employees’ shares vest over four years and the directors’ shares vest over one year.

The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject only to a service condition:
Non-vested, January 1, 2013	560,025	$37.52
Granted	205,624	43.68
Vested	(210,980)	35.87
Forfeited	(43,609)	39.73
Non-vested, December 31, 2013	511,060	40.49

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2013	2012	2011
Restricted shares subject only to a service condition:
Weighted-average grant date fair value	$43.68	$39.26	$36.64
Fair value of shares vested (in thousands)	$7,568	$8,115	$7,380

Performance-based restricted share grants

Under the Plan, we granted to certain key employees restricted shares that vest over five years, provided that annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. In February 2013, the Compensation Committee established the 2013 goal as adjusted pre-tax income of at least $27.0 million, representing a five-year compound annual growth rate in excess of 10% over annual adjusted pre-tax income recorded in 2008 (excluding a 2008 non-recurring performance fee of $8.7 million). Our adjusted pre-tax income is determined based on our audited financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees and (ii) performance-based restricted stock awards, and excluding start up, non-recurring, and similar expense items. In the first quarter of 2013, we concluded that it was probable that we would meet the performance goals required to vest the applicable percentage of the performance-based restricted shares this year and began recording expense related to those shares. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically is based upon Westwood’s adjusted pre-tax income, as defined. If the performance goal is not met in any year during the vesting period, the Compensation Committee may establish a goal for a subsequent vesting period, which, if achieved or exceeded, may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. In no event, under the current grants, will the maximum number of shares which may become vested over the vesting period exceed 175,000 shares in the case of our Chief Executive Officer or 290,000 shares collectively in the case of certain other employees. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest would be reversed.

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject to service and performance conditions:
Non-vested, January 1, 2013	230,000	$39.49
Granted	90,000	43.85
Vested	(93,000)	40.41
Forfeited	—	—
Non-vested, December 31, 2013	227,000	$40.84

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2013	2012	2011
Restricted shares subject to a service and performance condition:
Weighted-average grant date fair value	$43.85	$39.31	$—
Fair value of shares vested (in thousands)	$3,758	$3,068	$3,107

Because the performance goal was met in 2013, the shares are vested in substance but require certification by our Compensation Committee, at which time a share price will be determined for tax purposes. As a result, we estimate that the total fair value of the shares that vested in 2013 was approximately $5,758,000 based on a share price of $61.91, the closing price of our stock as of the last business day of 2013.

Stock Options

Options granted under the Plan had a maximum ten-year term and vested over a period of four years. Options exercised represent newly issued shares. There are no options currently outstanding or exercisable as of December 31, 2013.

There were options representing 16,250 shares of Westwood’s common stock outstanding at the beginning of 2012 at a weighted average exercise price of $12.90 per share that were exercised in 2012. These options had an intrinsic value of $384,000 as of December 31, 2011. The total intrinsic value of options exercised was $0, $364,000 and $542,000 in 2013, 2012 and 2011, respectively. The cash received from the exercise of stock options was $0, $210,000 and $287,000 in 2013, 2012 and 2011, respectively.

Deferred Share Units

We established a deferred share unit (“DSU”) plan for employees and directors of Westwood International. A DSU is an award linked to the value of Westwood’s common stock and is represented by a notional credit to a participant account. The value of a DSU is initially equal to the value of a share of our common stock. DSUs vest 20%, 40%, 60%, and 80% after two, three, four and five years of service, respectively. DSUs become fully vested after six years of service by the participant and the liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSUs based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. As of December 31, 2013, we had an accrued liability of $71,000 for 4,193 deferred share units related to the 2012 awards issued in 2013 which is based on the closing price of our common stock on the last trading day of the year ended December 31, 2013 of $61.91 per share.

Mutual Fund Share Incentive Awards

We grant mutual fund incentive awards annually to certain employees which are bonus awards based on our mutual funds achieving certain performance goals. Awards granted are notionally credited to a participant account maintained by the Company representing a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account.

These awards vest after approximately one year of service following the year the award is earned by the participant. We begin accruing a liability for mutual fund incentive awards when we determine it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has transpired. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the year ended December 31, 2013, we recorded expense of $1.8 million related to mutual fund share incentive awards. As of December 31, 2013 and 2012, we had an accrued liability of $1.9 million and $0, respectively, related to mutual fund incentive awards.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Westwood Holdings Group, Inc. Savings Plan

Westwood has a defined contribution 401(k) and profit sharing plan that was adopted in July 2002 and covers substantially all of our U.S. employees. Discretionary employer profit sharing contributions become fully vested after six years of service by the participant. For the 401(k) portion of the plan, Westwood provides a match of up to 6% of eligible compensation. These 401(k) matching contributions vest immediately.

The following table displays our profit sharing and 401(k) contributions for the periods presented (in thousands):

	Years ended December 31,
	2013	2012	2011
Profit sharing contributions	$674	$648	$582
401(k) matching contributions	871	744	707

11. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted EPS is computed based on the weighted average shares of common stock outstanding plus the effect of any dilutive shares of restricted stock and stock options granted to employees and non-employee directors. There were no anti-dilutive restricted shares or options as of December 31, 2013, 2012 or 2011.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2013	2012	2011
Net income	$17,891	$12,090	$14,686
Weighted average shares outstanding – basic	7,331,874	7,145,701	6,970,382
Dilutive potential shares from unvested restricted shares	311,177	189,269	204,957
Dilutive contingently issuable shares	—	—	17,607
Dilutive potential shares from stock options	—	3,134	15,569
Weighted average shares outstanding – diluted	7,643,051	7,338,104	7,208,515
Earnings per share:
Basic	$2.44	$1.69	$2.11
Diluted	$2.34	$1.65	$2.04

12. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood Funds ™, a family of mutual funds, and to two collective investment trusts (“CITs”). Some clients of Westwood Management acquired in the McCarthy acquisition hold their investments in ten limited liability companies (“LLCs”) that were formed and sponsored by McCarthy. The CTFs, Westwood Funds ™, CITs and LLCs (“Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that may have a significant effect on their economic performance. We receive fees for managing assets in these entities commensurate with market rates.

We evaluate all of our advisory relationships and CTFs to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of the expected losses or a right to receive the majority of the expected residual returns or both. Since all losses and returns are distributed to the shareholders of the Westwood VIEs, we are not the primary beneficiary and consequently, the Westwood VIEs are not consolidated into our financial statements.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Otherwise, we have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these variable interest entities. Our investments in the Westwood Funds ™ and the CTFs are accounted for as investments in accordance with our other investments described in Note. 4. We recognized fee revenue from the Westwood VIEs of approximately $36.2 million, $30.3 million and $26.8 million for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

The following table displays the assets under management, amount of corporate money invested that are included in “Investments, at fair value” on the consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of December 31, 2013
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds ™	$2,784	$13.4	$13.4
Common Trust Funds	2,647	—	—
Collective Investment Trusts	308	—	—
LLCs	155	—	—
UCITS Fund	1,386	—	—

13. RELATED PARTY TRANSACTIONS

The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International provides investment advisory services to the UCITS Fund. Certain members of the Company’s management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees that are paid by clients of the UCITS Fund. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates and are negotiated and contracted at arm’s length. As of December 31, 2013, the Company did not earn or receive any fees from the UCITS Fund.

14. COMMITMENTS AND CONTINGENCIES:

Leases

We lease our offices under non-cancelable operating lease agreements, which have expiration dates that run through 2021. Rental expense for facilities and equipment leases for years ended December 31, 2013, 2012 and 2011 aggregated approximately $1,640,000, $1,258,000 and $979,000, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of comprehensive income.

At December 31, 2013, the future contractual rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2014	$1,422
2015	1,321
2016	1,342
2017	1,157
2018	1,003
Thereafter	2,924
Total payments due	$9,169

Litigation

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team who were previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase is complete and we are now in the discovery phase, which we hope to complete in the first half of 2014.

While we intend to vigorously defend both actions and pursue our counterclaims, we are currently unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact of these actions and counterclaims. Defending these actions and pursuing these counterclaims may be expensive for us and time consuming for our personnel. While we do not currently believe these proceedings will have a material impact, adverse resolution of these actions and counterclaims could have a material adverse effect on our business, financial condition or results of operations.

Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, will be covered by insurance. We expense legal fees and directly-related costs as they are incurred. We have recorded a receivable of $254,000 as of December 31, 2013 which is our current minimum estimate of the expenses incurred related to this lawsuit that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our consolidated balance sheets.

15. SEGMENT REPORTING:

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

Trust

Trust provides trust and custodial services to its clients and to our Advisory segment and participates in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
2013
Net fee revenues from external sources	$72,588	$18,367	$—	$—	$90,955
Net intersegment revenues	10,402	14	—	(10,416)	—
Net interest and dividend revenue	568	1	—	—	569
Other revenue	301	—	—	—	301
Total revenues	83,859	18,382	—	(10,416)	91,825
Expenses:
Depreciation and amortization	468	301	—	—	769
Other operating expenses	47,362	15,140	10,701	(10,416)	62,787
Total expenses	47,830	15,441	10,701	(10,416)	63,556
Income (loss) before income taxes	36,029	2,941	(10,701)	—	28,269
Income tax expense (benefit)	13,047	1,117	(3,786)	—	10,378
Net income	$22,982	$1,824	$(6,915)	$—	$17,891
Segment assets	$114,853	$14,190	$—	$(13,023)	$116,020
Segment goodwill	$5,219	$6,036	$—	$—	$11,255
Expenditures for long-lived assets	$962	$239	$—	$—	$1,201
2012
Net fee revenues from external sources	$59,187	$14,969	$—	$—	$74,156
Net intersegment revenues	5,858	16	—	(5,874)	—
Net interest and dividend revenue	539	2	—	—	541
Other revenue	2,798	—	—	—	2,798
Total revenues	68,382	14,987	—	(5,874)	77,495
Expenses:
Depreciation and amortization	450	372	—	—	822
Other operating expenses	40,520	11,984	10,017	(5,874)	56,647
Total expenses	40,970	12,356	10,017	(5,874)	57,469
Income (loss) before income taxes	27,412	2,631	(10,017)	—	20,026
Income tax expense (benefit)	10,458	992	(3,514)	—	7,936
Net income	$16,954	$1,639	$(6,503)	$—	$12,090
Segment assets	$91,619	$13,657	$—	$(8,661)	$96,615
Segment goodwill	$5,219	$6,036	$—	$—	$11,255
Expenditures for long-lived assets	$228	$36	$—	$—	$264
2011
Net fee revenues from external sources	$55,237	$13,453	$—	$—	$68,690
Net intersegment revenues	4,624	17	—	(4,641)	—
Net interest and dividend revenue	280	2	—	—	282
Other revenue	(67)	4	—	—	(63)
Total revenues	60,074	13,476	—	(4,641)	68,909
Expenses:
Depreciation and amortization	386	376	—	—	762
Other operating expenses	28,598	11,112	9,969	(4,641)	45,038
Total expenses	28,984	11,488	9,969	(4,641)	45,800
Income (loss) before income taxes	31,090	1,988	(9,969)	—	23,109
Income tax expense (benefit)	11,112	765	(3,454)	—	8,423
Net income	$19,978	$1,223	$(6,515)	$—	$14,686
Expenditures for long-lived assets	$1,069	$362	$—	$—	$1,431

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical information

	Years ended December 31,
(in thousands)	2013	2012	2011
Analysis of revenues by geographic location of client:
U.S.	$83,622	$73,255	$65,409
Canada	5,567	2,542	1,598
Europe	1,843	1,698	1,902
Australia	793	—	—
Total	$91,825	$77,495	$68,909

	As of December 31,
(in thousands)	2013	2012
Analysis of property and equipment, net by geographic area:
U.S.	$2,102	$2,077
Canada	644	68
Total	$2,746	$2,145

16. CONCENTRATION:

For the years ended December 31, 2013, 2012 and 2011, our four largest clients accounted for 13.7%, 12.6%, and 14.3% of our fee revenue, respectively.

No single customer accounted for 10% or more of our fee revenues in any of these years.

	Years ended December 31,
(in thousands)	2013	2012	2011
Advisory fees from Westwood Management’s largest client:
Asset-based fees	$1,729	$1,452	$1,772
Performance-based fees	2,561	1,251	991
Percent of fee revenue	4.7%	3.7%	4.0%

17. SUBSEQUENT EVENTS:

On February 6, 2014, we declared a quarterly cash dividend of $0.44 per share on common stock payable on April 1, 2014 to stockholders of record on March 14, 2014.

On February 21, 2014, we issued 168,804 shares of restricted stock to employees. On February 21, 2014, shares of our stock closed at a price of $58.88 per share. The shares are subject to vesting conditions described in Note 10 of these consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2013
Revenues	$20,100	$23,475	$22,998	$25,252
Income before income taxes	4,719	7,733	6,766	9,051
Net income	2,833	4,879	4,319	5,860
Basic earnings per common share	0.39	0.66	0.59	0.80
Diluted earnings per common share	0.38	0.65	0.57	0.76

2012
Revenues	$17,864	$20,066	$18,941	$20,624
Income before income taxes	6,084	3,752	4,331	5,859
Net income	3,785	2,198	2,504	3,603
Basic earnings per common share	0.53	0.31	0.35	0.50
Diluted earnings per common share	0.52	0.30	0.34	0.49

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
2.1	Securities Purchase Agreement by and among Westwood Holdings Group, Inc., McCarthy Group Advisors, LLC, MGA Holdings, LLC, and The Members of MGA Holdings, LLC (14)
3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (3)
3.1.1	Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (10)
3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (6)
4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (3)
10.1	Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) (7)+
10.1.1	Amendment to Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related form of Restricted Stock Agreement) (11)+
10.1.2	Second Amendment to Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (15)+
10.2	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. (2)
10.3	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto (4)
10.3.1	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 (5)
10.3.2	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 (5)
10.3.3	Eleventh Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of December 9, 2010 (12)
10.3.4	Twelfth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of August 17, 2012 (14)
10.4	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 (4)
10.5	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (4)
10.6	Investment Sub-advisory Agreement between Teton Advisers, LLC and Westwood Management Corp., dated as of October 6, 1994 (14)
10.7	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (5)+
10.8	Form of Indemnification Agreement for Westwood Management Corp. (5)+
10.9	Form of Indemnification Agreement for Westwood Trust (5)+
10.10	Executive Employment Agreement between Westwood Holdings Group, Inc. and Susan M. Byrne (8)+
10.11	Executive Employment Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (9)+
10.12	Executive Employment Agreement between Westwood Holdings Group, Inc. and Mark Freeman (13)+
10.13	Restricted Stock Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (9)+
10.14	Mutual Fund Share Incentive Agreement, by and between Mark Freeman and Westwood Holdings Group, Inc. dated as of February 7, 2012 (13)+
10.15	Mutual Fund Share Incentive Agreement Amendment, by and between Mark Freeman and Westwood Holdings Group, Inc. dated as of January 14, 2013 (14)+
10.16	Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (16)+

Exhibit Number	Description of Exhibits
21.1	Subsidiaries (14)
23.1	Consent of Grant Thornton (1)
24.1	Power of Attorney (included on first signature page) (1)
31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the SEC on June 6, 2002.
(3)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002.
(4)	Incorporated by reference from the Registration Statement on Form 10 filed with the SEC on February 8, 2002.
(5)	Incorporated by reference from the Form 10-K filed with the SEC on February 27, 2004.
(6)	Incorporated by reference from the Form 8-K filed with the SEC on April 25, 2012.
(7)	Incorporated by reference from the Form S-8 filed with the SEC on July 1, 2009.
(8)	Incorporated by reference from the Form 8-K filed with the SEC on July 28, 2006.
(9)	Incorporated by reference from the Form 8-K filed with the SEC on April 23, 2010.
(10)	Incorporated by reference from the Form 8-K filed with the SEC on May 7, 2008.
(11)	Incorporated by reference from the Form 10-Q filed with the SEC on October 21, 2010.
(12)	Incorporated by reference from the Form 10-K filed with the SEC on February 25, 2011.
(13)	Incorporated by reference from the Form 8-K filed with the SEC on February 10, 2012.
(14)	Incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013.
(15)	Incorporated by reference from the Registration Statement on Form S-8 filed with the SEC on April 18, 2012.
(16)	Incorporated by reference from the Registration Statement on Form S-8 filed with the SEC on April 18, 2012.
+	Indicates management contract or compensation plan, contract or arrangement.
#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.