Form 10-Q
period 2014-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2014-04-17
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

Yes  ☐    No  ☒

Shares of common stock, par value $0.01 per share, outstanding as of April 11, 2014: 8,240,958.

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$17,374	$10,864
Accounts receivable	14,754	14,468
Investments, at fair value	45,419	64,554
Deferred income taxes	1,308	3,782
Prepaid income taxes	2,371	-
Other assets	2,207	2,521
Total current assets	83,433	96,189
Goodwill	11,255	11,255
Deferred income taxes	365	2,041
Intangible assets, net	3,699	3,789
Property and equipment, net of accumulated depreciation of $2,297 and $2,155	2,693	2,746
Total assets	$101,445	$116,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,879	$2,082
Dividends payable	4,252	3,935
Compensation and benefits payable	3,666	17,805
Income taxes payable	-	1,031
Total current liabilities	9,797	24,853
Accrued dividends	652	1,266
Deferred rent	1,228	1,268
Total long-term liabilities	1,880	2,534
Total liabilities	11,677	27,387
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,952,417 and outstanding 8,250,954 shares at March 31, 2014; issued 8,778,613 and outstanding 8,176,417 shares at December 31, 2013	89	88
Additional paid-in capital	106,162	100,955
Treasury stock, at cost – 701,463 shares at March 31, 2014; 602,196 shares at December 31, 2013	(29,008)	(23,169)
Accumulated other comprehensive loss	(611)	(257)
Retained earnings	13,136	11,016
Total stockholders’ equity	89,768	88,633
Total liabilities and stockholders’ equity	$101,445	$116,020

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2014	2013
REVENUES:
Advisory fees
Asset based	$20,389	$15,547
Performance based	363	—
Trust fees	5,028	4,217
Other, net	169	336
Total revenues	25,949	20,100

EXPENSES:
Employee compensation and benefits	12,543	11,843
Sales and marketing	287	287
Westwood mutual funds	652	404
Information technology	715	656
Professional services	1,382	1,002
General and administrative	1,448	1,189
Total expenses	17,027	15,381
Income before income taxes	8,922	4,719
Provision for income taxes	3,163	1,886
Net income	$5,759	$2,833
Other comprehensive loss:
Foreign currency translation adjustments	(354)	(77)
Total comprehensive income	$5,405	$2,756

Earnings per share:
Basic	$0.77	$0.39
Diluted	$0.75	$0.38

Weighted average shares outstanding:
Basic	7,474,415	7,287,161
Diluted	7,724,715	7,481,668

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(in thousands, except share amounts)

(unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive	Retained Earnings	Total
	Shares	Amount			Loss
BALANCE, January 1, 2014	8,176,417	$88	$100,955	$(23,169)	$(257)	$11,016	$88,633
Net income	—	—	—	—	—	5,759	5,759
Other comprehensive loss	—	—	—	—	(354)	—	(354)
Issuance of restricted stock, net	173,804	1	(1)	—	—	—	—
Dividends declared ($0.44 per share)	—	—	—	—	—	(3,639)	(3,639)
Restricted stock amortization	—	—	3,170	—	—	—	3,170
Reclassification of compensation liability to be paid in shares	—	—	170	—	—	—	170
Tax benefit related to equity compensation	—	—	1,868	—	—	—	1,868
Purchase of treasury stock	(99,267)	—	—	(5,839)	—	—	(5,839)
BALANCE, March 31, 2014	8,250,954	$89	$106,162	$(29,008)	$(611)	$13,136	$89,768

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,759	$2,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	144	90
Amortization of intangible assets	90	90
Unrealized (gains) losses on trading investments	(57)	373
Restricted stock amortization	3,170	2,706
Deferred income taxes	4,036	2,079
Excess tax benefits from stock based compensation	(1,863)	(672)
Net sales of investments – trading securities	19,206	11,546
Change in operating assets and liabilities:
Accounts receivable	(450)	(1,164)
Other current assets	338	(1,313)
Accounts payable and accrued liabilities	(189)	(198)
Compensation and benefits payable	(13,963)	(9,906)
Income taxes payable and prepaid income taxes	(1,557)	(1,166)
Other liabilities	(37)	(6)
Net cash provided by operating activities	14,627	5,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(121)	(247)
Net cash used in investing activities	(121)	(247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(5,839)	(3,721)
Excess tax benefits from stock based compensation	1,863	672
Cash dividends	(3,942)	—
Net cash used in financing activities	(7,918)	(3,049)
Effect of currency rate changes on cash	(78)	(39)
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,510	1,957
Cash and cash equivalents, beginning of period	10,864	3,817
Cash and cash equivalents, end of period	$17,374	$5,774
Supplemental cash flow information:
Cash paid during the period for income taxes	$761	$1,064

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Westwood Holdings Group, Inc. (“Westwood”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its subsidiaries, Westwood Management Corp. (“Westwood Management”), Westwood Trust (“Westwood Trust”), Westwood International Advisors Inc. (“Westwood International”) and Westwood Advisors, LLC. Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals with trust and custodial services and participation in its sponsored common trust funds. Westwood International provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds and other pooled investment vehicles. Westwood Advisors, LLC is an Omaha-based registered investment advisor. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations.

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

The accompanying condensed consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the periods in these condensed consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Westwood and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of AUM. A limited number of our clients have contractual performance-based fee arrangements, which would pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since billing periods for most of our advance paying clients coincide with the calendar quarter to which payment relates, revenue is recognized within the quarter. Consequently, no significant amount of deferred revenue is contained in our condensed consolidated financial statements. Deferred revenue is shown on the condensed consolidated balance sheets under the heading of “Accounts payable and accrued liabilities”. Other revenues generally consist of interest and investment income and are recognized as earned.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Principles of consolidation

We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”) under GAAP and then whether we have a controlling financial interest in the entity. Assessing whether an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include, but are not limited to, the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. We reconsider whether an entity is a VOE or VIE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change the investors’ ability to direct the activities of the entity.

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

A VOE is an entity that is not within the scope of the guidance for VIEs. Consolidation of a VOE is required when a reporting entity owns a controlling financial interest in a VOE. Ownership of a majority of the voting interests is the usual condition for a controlling financial interest. At March 31, 2014 and December 31, 2013, none of our sponsored investment entities were VOEs subject to this assessment by the Company.

The Westwood Investment Funds PLC (the “UCITS Fund”), which was authorized by the Central Bank of Ireland on June 18, 2013 pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (“UCITS”), is an Ireland domiciled umbrella-type open-ended self-managed investment company. The UCITS Fund is established as an umbrella fund with segregated assets and liabilities between sub-funds. Notwithstanding the segregation of assets and liabilities within each sub-fund, the UCITS Fund is a single legal entity and no sub-fund constitutes a legal entity separate from the UCITS Fund itself. Shares of the sub-fund, all of which are owned by the third-party investors, are listed on the Irish Stock Exchange. The base currency of the UCITS Fund is the pound sterling. We determined that the UCITS Fund was a VIE as its at-risk equity holders do not have the ability to direct the activities of the UCITS Fund that most significantly impact the entity’s economic performance. Although the Company does not have an equity investment in the UCITS Fund, in that the Company’s representatives have a majority control of the UCITS Fund’s Board of Directors they can influence the UCITS Fund’s management and affairs. The UCITS’s Fund Board of Directors maintains this control through its duties which are stated in the UCITS Funds’ Memorandum and Articles of Association which have no expiration date. We concluded that the Company was not the primary beneficiary of the UCITS Fund because even though it has the power to direct the activities of the UCITS Fund (that most significantly impact the fund’s economic performance), it does not absorb a majority of the UCITS Fund’s expected losses and does not receive a majority of the UCITS Fund’s expected residual returns. As a result, the results of the UCITS Fund are not included in the Company’s consolidated financial results.

We have also evaluated all of our other advisory relationships as well as our relationship as sponsor of our common trust funds to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns. Since all losses and returns are distributed to the shareholders of the Westwood VIEs, we are not the primary beneficiary and consequently the Westwood VIEs are not included in our condensed consolidated financial statements. We have included the disclosures related to VIEs in Note 8.

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

Accounts Receivable

Accounts receivable represents balances arising from services provided to customers and are recorded on an accrual basis, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical write-off experience, existing conditions in the industry, and the financial stability of the customer. The majority of our accounts receivable balances consist of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectible. Accordingly our condensed consolidated financial statements do not include an allowance for bad debt or any bad debt expense.

Investments

All marketable securities are classified as trading securities and are carried at quoted market value on the accompanying condensed consolidated balance sheets. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method. Investments include shares of Westwood mutual funds awarded to employees pursuant to mutual fund share incentive awards described in Note 4.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually.

We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than the carrying amount. The Company assesses goodwill for impairment using a qualitative assessment that includes consideration of the current trends in the industry in which the Company operates, macroeconomic conditions, recent financial performance of the Company’s reporting units and a market multiple approach valuation. In performing the annual impairment test, which is performed during the third quarter or more frequently when impairment indicators exist and after assessing the qualitative factors, we may be required to utilize the two-step approach prescribed by ASC 350 “Goodwill and Other Intangible Assets”. The first step requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The fair value of each reporting unit is estimated, entirely or predominantly, using a market multiple approach. During the third quarter of 2013, we completed our annual goodwill impairment assessment and determined that no impairment loss was required. No impairments were recorded during any of the periods presented.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We record net deferred tax assets to the extent we believe such assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of the net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. No valuation allowance has been recorded in our condensed consolidated financial statements.

We recognize tax liabilities in accordance with ASC 740, Income Taxes, and we adjust these liabilities when our judgment reflects the evaluation of new information. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. At March 31, 2014 and December 31, 2013, the Company had not established any reserves for, nor recorded any unrecognized tax benefits related to, uncertain tax positions.

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

Long-term Compensation Agreements

We entered into employment agreements with certain employees of Westwood International that provide for specified payments over four years, the latest of which is in 2015. In certain circumstances, these payments would be forfeited to us if the employment of these individuals is terminated before completion of the contractual earning period. Payments made in advance under these agreements are included in “Other current assets” on our condensed consolidated balance sheets, net of amounts already amortized.

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

We have compensation arrangements with certain employees of Westwood International pursuant to which these employees are able to earn cash awards based on the performance of certain investment products. A portion of such awards may be paid in shares of our stock that vest over a multi-year period. We accrue a liability for these awards over both the annual period in which we determine it is probable that the award will be earned and, for the portion to be settled in shares, over the following three-year vesting period. For the three months ended March 31, 2014 and 2013, the expense recorded for these awards was $460,000 and $121,000, respectively. Cash awards expected to be settled in shares are funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or until forfeited. Shares held in the trust are shown on our condensed consolidated balance sheets as treasury shares. During the first quarter of 2014 and the second quarter of 2013, the trust purchased in the open market 11,476 and 20,251 Westwood common shares for approximately $670,000 and $880,000, respectively.  Until shares are acquired by the trust, we measure the liability as a cash based award, which is included in the “Compensation and benefits payable” on our condensed consolidated balance sheets. When the number of shares related to an award is determinable, the award becomes an equity award accounted for similarly to restricted stock, which is described in Note 9.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the periods ended March 31, 2014 and 2013, respectively. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock and stock options granted to employees and non-employee directors. There were approximately 101,000 anti-dilutive restricted shares as of March 31, 2014. There were no anti-dilutive restricted shares or options as of March 31, 2013.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended March 31,
	2014	2013
Net income	$5,759	$2,833

Weighted average shares outstanding – basic	7,474,415	7,287,161
Dilutive potential shares from unvested restricted shares	250,300	194,507
Dilutive potential shares from stock options	—	—
Weighted average shares outstanding – diluted	7,724,715	7,481,668

Earnings per share:
Basic	$0.77	$0.39
Diluted	$0.75	$0.38

4. INVESTMENTS

Investment balances are presented in the table below (in thousands). All investments are carried at fair value, and all investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2014:
U.S. Government and Government agency obligations	$16,905	$6	$—	$16,911
Money market funds	14,284	—	—	14,284
Equity funds	2,968	114	(47)	3,035
Fixed income funds	11,090	99	—	11,189
Marketable securities	$45,247	$219	$(47)	$45,419

December 31, 2013:
U.S. Government and Government agency obligations	$42,595	$16	$—	$42,611
Money market funds	8,584	—	—	8,584
Equity funds	2,130	200	(54)	2,276
Fixed income funds	10,984	99	—	11,083
Marketable securities	$64,293	$315	$(54)	$64,554

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

ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets
•	level 2 – inputs other than quoted prices that are directly or indirectly observable
•	level 3 – unobservable inputs where there is little or no market activity

The following table summarizes the values of our assets as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of March 31, 2014:
Investments in securities:
Trading	$43,379	$2,040	$—	$45,419
Total financial instruments	$43,379	$2,040	$—	$45,419

As of December 31, 2013:
Investments in securities:
Trading	$64,554	$—	$—	$64,554
Total financial instruments	$64,554	$—	$—	$64,554

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

6. INTANGIBLE ASSETS

The following is a summary of our intangible assets at March 31, 2014 and December 31, 2013 (in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2014:
Client relationships	14.2	$5,005	$(1,306)	$3,699
Total		$5,005	$(1,306)	$3,699

December 31, 2013:
Client relationships	14.2	$5,005	$(1,216)	$3,789
Total		$5,005	$(1,216)	$3,789

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Amortization expense was $90,000 and $90,000 for the three months ended March 31, 2014 and 2013, respectively.

Estimated amortization expense for intangible assets for the next five years follows (in thousands):

For the Year ending December 31,	Estimated Amortization Expense
2014	$359
2015	359
2016	359
2017	359
2018	359

7. BALANCE SHEET COMPONENTS

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of March 31, 2014	As of December 31, 2013
Foreign currency translation adjustment	$(611)	$(257)
Accumulated other comprehensive loss	$(611)	$(257)

Accrued Dividends

Accrued dividends of $652,000 at March 31, 2014 and $1,266,000 at December 31, 2013 are dividends accrued on unvested restricted shares that are expected to vest after one year. When those unvested restricted shares vest, the dividends accrued on those shares will be paid.

8. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood Funds™, a family of mutual funds, and to two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”) that were formed and sponsored by McCarthy Group Advisors, L.L.C. The CTFs, Westwood Funds™, CITs and LLCs (“Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have a direct or indirect ability through voting or similar rights to make decisions about the funds that would have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

We evaluate all of our advisory relationships and CTFs to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of expected losses or a right to receive the majority of expected residual returns. Since all losses and returns are distributed to the shareholders of the Company’s VIEs, we are not the primary beneficiary and consequently the Westwood VIEs are not included in our condensed consolidated financial statements.

Otherwise, we have not provided any financial support not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these VIEs. Our investments in the Westwood Funds™ and the CTFs are accounted for as investments in accordance with our other investments described in Note 4.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table displays assets under management, corporate money invested and risk of loss in each vehicle (in millions).

	As of March 31, 2014
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds™	$3,012	$14.2	$14.2
Common Trust Funds	2,672	—	—
Collective Investment Trusts	316	—	—
LLCs	257	—	—
UCITS Fund	742	—	—

9. EMPLOYEE BENEFITS

Stock Based Compensation

We have issued stock options and restricted shares to our employees and non-employee directors and offer 401(k) matching and profit sharing contributions to our employees. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans to the Plan) may not exceed 3,898,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At March 31, 2014, approximately 542,000 shares remain available for issuance under the Plan.

The Share Award Plan of Westwood Holdings Group, Inc. for Service provided in Canada to its Subsidiaries (the “Canada EB Plan”) provides compensation in the form of common stock for services performed by persons to Westwood International. As described in Note 2, the trust formed pursuant to the Canada EB Plan holds 31,727 shares of Westwood common stock. Under the Canada EB Plan, no more than $10 million CDN (or $9.1 million in U. S. Dollars using the exchange rate on March 31, 2014) may be funded to the Plan Trustee to fund purchases of common stock with respect to awards granted under the Canada EB Plan. At March 31, 2014, approximately 133,000 shares remain available for issuance under the Canada EB Plan based on a share price of $62.69, the closing price of our stock as of March 31, 2014.

The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	Three months ended March 31,
	2014	2013
Service condition restricted stock expense	$1,814	$1,964
Performance-based restricted stock expense	940	742
Restricted stock expense under the Plan	2,754	2,706
Canada EB Plan restricted stock expense	416	-
Total stock based compensation expense	$3,170	$2,706

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

As of March 31, 2014, there was approximately $29.3 million of unrecognized compensation expense for restricted stock grants under the Plan, which is expected to be recognized over a remaining weighted-average period of 2.9 years. Our two types of restricted stock grants under the Plan are discussed below.

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2014	511,060	$40.49
Granted	173,804	58.78
Vested	(177,969)	38.63
Non-vested, March 31, 2014	506,895	47.42

Performance-based restricted share grants

Under the Plan, certain key employees were granted restricted shares that vest over five years, provided that annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. In February 2014, the Compensation Committee established the 2014 goal as adjusted pre-tax income of at least $34.0 million, representing a five-year compound annual growth rate in excess of 10% over annual adjusted pre-tax income recorded in 2009. Our adjusted pre-tax income is determined based on our audited financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees and (ii) performance-based restricted stock awards, excluding start up, non-recurring and similar expense items. In the first quarter of 2014, we concluded that it was probable that we would meet the performance goals required to vest the applicable percentage of the performance-based restricted shares this year and began recording expense related to those shares. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically is based upon Westwood’s adjusted pre-tax income, as defined. If the performance goal is not met in any year during the vesting period, the Compensation Committee may establish a goal for a subsequent vesting period, which, if achieved or exceeded, may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. In no event, under the current grants, will the maximum number of shares which may become vested over the vesting period exceed 175,000 shares in the case of our Chief Executive Officer or 290,000 shares collectively in the case of certain other employees. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest would be reversed.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2014	227,000	$40.84
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, March 31, 2014	227,000	40.84

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Deferred Share Units

We established a deferred share unit (“DSU”) plan for employees and directors of Westwood International. A DSU is an award linked to the value of Westwood’s common stock, and represented by a notional credit to a participant account. The value of a DSU is initially equal to the value of a share of our common stock. DSUs vest 20%, 40%, 60%, and 80% after two, three, four and five years of service, respectively. DSUs become fully vested after six years of service by the participant and the liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSUs based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. As of December 31, 2013, we had an accrued liability of $76,000 for 3,744 deferred share units related to awards issued in 2013 and 2014 which is based on the closing price of our common stock on the last trading day of the quarter ended March 31, 2014 of $62.69 per share.

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

These awards vest after approximately one year of service following the year in which the award is earned by the participant. We begin accruing a liability for mutual fund incentive awards when we determine it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has transpired. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended March 31, 2014 and 2013, we recorded expense of $125,000 and $697,000, respectively, related to mutual fund share incentive awards. As of March 31, 2014 and December 31, 2013, we had an accrued liability of $125,000 and $1.9 million, respectively, related to mutual fund incentive awards.

10. RELATED PARTY TRANSACTIONS

The Company engages in transactions with its affiliates in the ordinary course of business.  Westwood International provides investment advisory services to the UCITS Fund. Certain members of the Company’s management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the UCITS Fund and, in certain cases, by the UCITS Fund. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates and are negotiated and contracted at arm’s length. For the three months ended March 31, 2014, the Company earned approximately $36,000 in fees from the UCITS Fund.

11. COMMITMENTS AND CONTINGENCIES

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase is complete and we are now in the discovery phase, which we expect to complete in the third quarter of 2014.

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

Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, will be covered by insurance. We expense legal fees and directly-related costs as incurred. We have received insurance proceeds of approximately $240,000 to date and have recorded a receivable of $15,000 as of March 31, 2014 which is our current minimum estimate of the expenses incurred related to this lawsuit that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.

12. SEGMENT REPORTING:

We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management reviews the financial information for operational decision making purposes. The Company’s Chief Operating Decision Maker evaluates the performance of our segments based primarily on fee revenues and economic earnings. Westwood Holdings Group, Inc., the parent company of Advisory and Trust, does not have revenues and is the entity in which we record typical holding company expenses including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs. All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

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

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three months ended March 31, 2014
Net fee revenues from external sources	$20,752	$5,028	$—	$—	$25,780
Net intersegment revenues	3,381	—	—	(3,381)	—
Net interest and dividend revenue	122	1	—	—	123
Other revenue	45	1	—	—	46
Total revenues	$24,300	$5,030	$—	$(3,381)	$25,949
Economic Earnings	$10,669	$222	$(1,834)	$—	$9,057
Less: Restricted stock expense					3,170
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$5,759

Segment assets	$104,766	$14,957	$—	$(18,278)	$101,445
Segment goodwill	$5,219	$6,036	$—	$—	$11,255

Three months ended March 31, 2013
Net fee revenues from external sources	$15,547	$4,217	$—	$—	$19,764
Net intersegment revenues	1,933	5	—	(1,938)	—
Net interest and dividend revenue	132	1	—	—	133
Other revenue	203	—	—	—	203
Total revenues	$17,815	$4,223	$—	$(1,938)	$20,100
Economic Earnings	$5,289	$378	$—	$—	$5,667
Less: Restricted stock expense					2,706
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$2,833

Segment assets	$69,006	$13,924	$—	$(1,656)	$81,274
Segment goodwill	$5,219	$6,036	$—	$—	$11,255

The segment presentation above has been updated from the prior presentation to show Economic Earnings, a non-U.S. generally accepted accounting principles (“non-GAAP”) performance measure of segment profit or loss. We provide this measure in addition to, but not as a substitute for, net income, which is reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Both our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that this non-GAAP performance measure of segment profit or loss, while not a substitute for GAAP net income, is useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider this non-GAAP measure of segment profit or loss without considering financial information prepared in accordance with GAAP.

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

Forward-Looking Statements

Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC, and those set forth below:

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

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds™, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International was established in the second quarter of 2012 and provides global equity and emerging markets investment advisory services to institutional clients, Westwood Funds™ family of mutual funds, other mutual funds, an Ireland-domiciled UCITS fund and common trust funds sponsored by Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management. We believe we have established a track record of delivering competitive risk-adjusted returns for our clients. Approximately 90 percent of our investment strategies have delivered above-benchmark performance and more than 90 percent have experienced below-benchmark volatility over the past ten years. Percentages stated in this section are rounded to the nearest whole percent.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contract, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue from performance-based fees at the end of the measurement periods. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our consolidated financial statements contain no deferred advisory fee revenues.

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

Assets Under Management

Assets under management increased $3.8 billion to $19.1 billion at March 31, 2014 compared with $15.3 billion at March 31, 2013. The average of beginning and ending assets under management for the first quarter of 2014 was $19.0 billion compared to $14.8 billion for the first quarter of 2013, an increase of 29%.

The following table displays assets under management as of March 31, 2014 and 2013:

	As of March 31, (in millions)		% Change March 31, 2014 vs.
	2014	2013	March 31, 2013
Institutional	$12,091	$9,894	22%
Private Wealth	3,977	3,527	13
Mutual Funds	3,012	1,913	57
Total Assets Under Management	$19,080	$15,334	24%
•

Institutional includes separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals; subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; pooled investment vehicles, including UCITS funds and collective investment trusts; and managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.

•

Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently being held in custody for clients, but we believe there is potential for these assets to convert to fee-generating managed assets during an inter-generational transfer of wealth at a future date. Also included are assets acquired in the McCarthy Group Advisors, L.L.C. transaction, described in Note 6 of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, representing institutional and high net worth clients for which Westwood provides investment management and advisory services.

•	Mutual Funds include the Westwood Funds™, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended March 31,		% Change March 31, 2014 vs.
	2014	2013	March 31, 2013
Institutional
Beginning of period assets	$12,139	$9,225	32%
Inflows	420	195	115
Outflows	(796)	(464)	72
Net flows	(376)	(269)	40
Market appreciation/(depreciation)	328	938	(65)
Net change	(48)	669	(107)
End of period assets	12,091	9,894	22
Private Wealth
Beginning of period assets	4,008	3,339	20
Inflows	60	92	(35)
Outflows	(111)	(132)	(16)
Net flows	(51)	(40)	28
Market appreciation/(depreciation)	20	228	(91)
Net change	(31)	188	(116)
End of period assets	3,977	3,527	13
Mutual Funds
Beginning of period assets	2,784	1,603	74
Inflows	248	195	27
Outflows	(110)	(41)	167
Net flows	138	154	(10)
Market appreciation/(depreciation)	90	156	(43)
Net change	228	310	(26)
End of period assets	3,012	1,913	57
Total
Beginning of period assets	18,931	14,167	34
Inflows	728	482	51
Outflows	(1,017)	(637)	60
Net flows	(289)	(155)	86
Market appreciation/(depreciation)	438	1,322	(67)
Net change	149	1,167	(87)
End of period assets	$19,080	$15,334	24%

Three months ended March 31, 2014 and 2013

The $149 million increase in assets under management for the three months ended March 31, 2014 was due to market appreciation of $438 million and asset inflows of $728 million, offset by outflows of $1.0 billion. Inflows were primarily driven by investments into institutional accounts in our Income Opportunity and MLP strategies as well as our Emerging Markets strategies managed by Westwood International.  Inflows into our mutual funds were comprised of investments in our Income Opportunity, SMidCapPlus and Short Duration High Yield strategies. Outflows were primarily related to rebalancing by clients from our LargeCap strategy and to a lesser degree from other strategies.

The $1.2 billion increase in assets under management for the three months ended March 31, 2013 was due to market appreciation of $1.3 billion and inflows of $482 million, partially offset by outflows of $637 million. Inflows were primarily driven by inflows into the Westwood Income Opportunity mutual fund and inflows into institutional accounts in our Emerging Markets strategy managed by Westwood International and our SMidCap Plus+ strategy. Outflows were primarily related to rebalancing by clients from our LargeCap strategy and to a lesser degree from other strategies. Our various strategies are described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three months ended March 31, 2014 is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

	Three months ended March 31,		% Change Three months ended March 31, 2014 vs.
	2014	2013	March 31, 2013
Revenues
Advisory fees – asset based	$20,389	$15,547	31%
Advisory fees – performance based	363	-
Trust fees	5,028	4,217	19
Other revenues	169	336	(50)
Total revenues	25,949	20,100	29
Expenses
Employee compensation and benefits	12,543	11,843	6
Sales and marketing	287	287	-
Westwood mutual funds	652	404	61
Information technology	715	656	9
Professional services	1,382	1,002	38
General and administrative	1,448	1,189	22
Total expenses	17,027	15,381	11
Income before income taxes	8,922	4,719	89
Provision for income taxes	3,163	1,886	68
Net income	$5,759	$2,833	103%

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Total Revenues. Our total revenues increased by 29% to $25.9 million for the three months ended March 31, 2014 compared with $20.1 million for the three months ended March 31, 2013. Asset-based advisory fees increased by 31% to $20.4 million for the three months ended March 31, 2014 compared with $15.5 million for the three months ended March 31, 2013 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance-based advisory fees were $363,000 in the three months ended March 31, 2014. Trust fees increased by 19% to $5.0 million for the three months ended March 31, 2014 compared with $4.2 million for the three months ended March 31, 2013 as a result of increased assets under management at Westwood Trust primarily due to market appreciation and net client asset inflows. Other revenues, which generally consist of interest and investment income, decreased by 50% to $169,000 for the three months ended March 31, 2014 compared with $336,000 for the three months ended March 31, 2013. Other revenues decreased primarily due to a decrease of $157,000 in net realized and unrealized gains on investments.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 6% to $12.5 million for the three months ended March 31, 2014 compared with $11.8 million for the three months ended March 31, 2013. The increase was primarily due to increases of $266,000 in service-based restricted stock expense, $197,000 in performance-based restricted stock expense, $662,000 in cash-based incentive compensation expense, and $541,000 in salary expense due primarily to increased average headcount and salary increases, partially offset by decreases of $572,000 in mutual fund incentive award expense and $371,000 in expense related to amortization of multi-year bonus agreements. During the first quarters of 2014 and 2013, we concluded that it was probable that we would meet the respective performance goals required in order for the applicable percentage of performance-based restricted shares to vest. We had 111 full-time employees as of March 31, 2014 compared to 96 full-time employees as of March 31, 2013.

Sales and Marketing. Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs were $287,000 for the three months ended March 31, 2014 and 2013.

Westwood Mutual Funds. Westwood Mutual Funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds™. Westwood Mutual Funds expenses increased 61% to $652,000 for the three months ended March 31, 2014 compared with $404,000 for the three months ended March 31, 2013 primarily due to shareholder servicing fees and subadvisor expenses based on a percentage of assets under management.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 9% to $715,000 for the three months ended March 31, 2014 compared with $656,000 for the three months ended March 31, 2013 primarily due to increased research expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 38% to $1.4 million for the three months ended March 31, 2014 compared with $1.0 million for the three months ended March 31, 2013 primarily due to increases in financial advisory expense and other professional services expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 22% to $1.4 million for the three months ended March 31, 2014 compared with $1.2 million for the three months ended March 31, 2013 primarily due to increased expenses for investor relations, rent and depreciation.

Provision for Income Tax Expense. Provision for income tax expenses increased by 68% to $3.2 million for the three months ended March 31, 2014 compared with $1.9 million for the three months ended March 31, 2013. The effective tax rate decreased to 35.5% for the three months ended March 31, 2014 from 40.0% for the three months ended March 31, 2013 primarily due to operating income generated by Westwood International in the 2014 period and operating losses generated by Westwood International in the 2013 period, which are taxed at a lower Canadian tax rate.

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

Our Economic Earnings increased by 60% to $9.1 million for the three months ended March 31, 2014 compared with $5.7 million for the three months ended March 31, 2013, primarily due to increases in advisory fees.

The following tables provide a reconciliation of net income to Economic Earnings (in thousands):

	Three Months Ended March 31%
	2014	2013	Change
Net Income	$5,759	$2,833	103%
Add: Restricted stock expense	3,170	2,706	17
Add: Intangible amortization	90	90	-
Add: Deferred taxes on goodwill	38	38	-
Economic Earnings	$9,057	$5,667	60

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2014, we had no long-term debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2014, cash flow provided by operating activities, principally our investment advisory business, was $14.6 million. At March 31, 2014, we had working capital of $73.6 million. Cash flow used in investing activities during the three months ended March 31, 2014 of $121,000 was related to the purchases of fixed assets. Cash flow used in financing activities during the three months ended March 31, 2014 of $7.9 million was due to the payment of dividends and the purchase of treasury shares partially offset by tax benefits from equity-based compensation.

We had cash and investments of $62.8 million as of March 31, 2014 and $75.4 million as of December 31, 2013. At March 31, 2014 and December 31, 2013, working capital aggregated $73.6 million and $71.3 million respectively. As required by the Texas Finance Code, Westwood Trust maintains current assets in an amount equal to the required minimum restricted capital of $1.0 million, which is included in Investments in the accompanying condensed consolidated balance sheets. We had no liabilities for borrowed money at March 31, 2014.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There have been no significant changes in our contractual obligations since December 31, 2013.

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2013.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

For the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase is complete and we are now in the discovery phase, which we expect to complete in the third quarter of 2014.

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

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Those risk factors are supplemented by the risk factor set forth below regarding the U.S. Foreign Account Tax Compliance Act.

Changes in U.S. tax law could adversely affect our ability to raise funds from certain foreign investors.

Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), a broadly defined class of foreign financial institutions will be required to comply with a complicated and expansive reporting regime or be subject to certain U.S. withholding taxes on certain U.S. source related payments beginning on July 1, 2014.  The reporting obligations imposed under FATCA require foreign financial institutions to obtain and disclose information about certain account holders and investors to the Internal Revenue Service (or in the case of a foreign financial institution resident in a jurisdiction with a Model 1 intergovernmental agreement, to the taxing authority of such jurisdiction).  Additionally, certain non-U.S. entities that are not foreign financial institutions will be required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes on certain U.S. source related payments beginning on July 1, 2014.  Accordingly, some foreign investors may hesitate to invest in U.S. funds until there is more certainty about FATCA implementation.  In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.

These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1 through March 31, 2014
Repurchase program (1)	—	—	—		$10,000,000
Canadian Share Plan (2)	11,476	$58.30	11,476	CAD	$8,368,500
Employee transactions (3)	87,791	$58.88	—		—
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

ITEM 6.	EXHIBITS

10.1	Mutual Fund Share Incentive Agreement, dated March 19, 2013, between Mark Freeman and Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on March 12, 2014)
10.2	Mutual Fund Share Incentive Agreement, dated March 7, 2014, between Mark Freeman and Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on March 12, 2014)
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.
**	These exhibits are file herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 17, 2014	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ Mark A. Wallace
Mark A. Wallace
Chief Financial Officer and Treasurer