Form 10-Q
period 2014-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2014-07-30
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Yes  ☐    No  ☒

Shares of common stock, par value $0.01 per share, outstanding as of July 25, 2014: 8,288,414.

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30,
	2014	December 31,
	(unaudited)	2013
ASSETS
Current Assets:
Cash and cash equivalents	$16,063	$10,864
Accounts receivable	16,685	14,468
Investments, at fair value	57,772	64,554
Deferred income taxes	1,313	3,782
Prepaid income taxes	2,083	—
Other assets	1,620	2,521
Total current assets	95,536	96,189
Goodwill	11,255	11,255
Deferred income taxes	2,116	2,041
Intangible assets, net	3,610	3,789
Property and equipment, net of accumulated depreciation of $2,445 and $2,155	2,676	2,746
Total assets	$115,193	$116,020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,916	$2,082
Dividends payable	4,167	3,935
Compensation and benefits payable	8,925	17,805
Income taxes payable	—	1,031
Total current liabilities	15,008	24,853
Accrued dividends	994	1,266
Deferred rent	1,196	1,268
Total long-term liabilities	2,190	2,534
Total liabilities	17,198	27,387
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,989,877 and outstanding 8,288,414 shares at June 30, 2014; issued 8,778,613 and outstanding 8,176,417 shares at December 31, 2013	90	88
Additional paid-in capital	108,846	100,955
Treasury stock, at cost - 701,463 shares at June 30, 2014; 602,196 shares at December 31, 2013	(29,008)	(23,169)
Accumulated other comprehensive loss	(279)	(257)
Retained earnings	18,346	11,016
Total stockholders' equity	97,995	88,633
Total liabilities and stockholders' equity	$115,193	$116,020

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data and share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:
Advisory fees
Asset based	$22,095	$16,486	$42,484	$32,033
Performance based	3,443	2,535	3,806	2,535
Trust fees	5,151	4,574	10,179	8,791
Other, net	216	(120)	385	216
Total revenues	30,905	23,475	56,854	43,575

EXPENSES:
Employee compensation and benefits	12,502	11,907	25,045	23,750
Sales and marketing	375	334	662	621
Westwood mutual funds	722	462	1,374	866
Information technology	1,014	678	1,729	1,334
Professional services	1,189	1,077	2,571	2,079
General and administrative	1,384	1,284	2,832	2,473
Total expenses	17,186	15,742	34,213	31,123
Income before income taxes	13,719	7,733	22,641	12,452
Provision for income taxes	4,897	2,854	8,060	4,740
Net income	$8,822	$4,879	$14,581	$7,712
Other comprehensive income (loss):
Foreign currency translation adjustments	332	(158)	(22)	(235)
Total comprehensive income	$9,154	$4,721	$14,559	$7,477

Earnings per share:
Basic	$1.17	$0.66	$1.94	$1.05
Diluted	$1.14	$0.65	$1.89	$1.03

Weighted average shares outstanding:
Basic	7,523,347	7,349,868	7,499,016	7,318,688
Diluted	7,739,150	7,495,523	7,720,425	7,492,392

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock, Par		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total
BALANCE, January 1, 2014	8,176,417	$88	$100,955	$(23,169)	$(257)	$11,016	$88,633
Net income	—	—	—	—	—	14,581	14,581
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Issuance of restricted stock, net	211,264	2	(2)	—	—	—	—
Dividends declared ($0.44 per share)	—	—	—	—	—	(7,251)	(7,251)
Restricted stock amortization	—	—	5,796	—	—	—	5,796
Reclassification of compensation liability to be paid in shares	—	—	170	—	—	—	170
Tax benefit related to equity compensation	—	—	1,927	—	—	—	1,927
Purchase of treasury stock	(99,267)	—	—	(5,839)	—	—	(5,839)
BALANCE, June 30, 2014	8,288,414	$90	$108,846	$(29,008)	$(279)	$18,346	$97,995

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the
	six months ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,581	$7,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	288	187
Amortization of intangible assets	180	180
Unrealized (gains) losses on trading investments	(134)	639
Restricted stock amortization	5,796	5,692
Deferred income taxes	2,389	937
Excess tax benefits from stock based compensation	(1,916)	(684)
Net sales of investments - trading securities	6,927	7,880
Change in operating assets and liabilities:
Accounts receivable	(2,236)	(4,003)
Other current assets	919	(864)
Accounts payable and accrued liabilities	(166)	(71)
Compensation and benefits payable	(8,683)	(5,931)
Income taxes payable and prepaid income taxes	(1,189)	(1,991)
Other liabilities	(29)	18
Net cash provided by operating activities	16,727	9,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(302)	(313)
Net cash used in investing activities	(302)	(313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(5,839)	(4,637)
Excess tax benefits from stock based compensation	1,916	684
Cash dividends	(7,291)	(2,988)
Net cash used in financing activities	(11,214)	(6,941)
Effect of currency rate changes on cash	(12)	(131)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,199	2,316
Cash and cash equivalents, beginning of period	10,864	3,817
Cash and cash equivalents, end of period	$16,063	$6,133
Supplemental cash flow information:
Cash paid during the period for income taxes	$6,978	$5,723

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Westwood Holdings Group, Inc. (“Westwood”, the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its subsidiaries, Westwood Management Corp. (“Westwood Management”), Westwood Trust (“Westwood Trust”), Westwood International Advisors Inc. (“Westwood International”) and Westwood Advisors, LLC. Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals with trust and custodial services and participation in its sponsored common trust funds. Westwood International provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds and other pooled investment vehicles. Westwood Advisors, LLC is an Omaha-based registered investment advisor. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Principles of Consolidation

We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”) under GAAP and then whether we have a controlling financial interest in the entity. Assessing whether an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include, but are not limited to, the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. We reconsider whether an entity is a VOE or VIE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change the ability of investors to direct the activities of the entity.

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

A VOE is an entity that is not within the scope of the guidance for VIEs. Consolidation of a VOE is required when a reporting entity owns a controlling financial interest in a VOE. Ownership of a majority of the voting interests is the usual condition for a controlling financial interest. At June 30, 2014 and December 31, 2013, none of our sponsored investment entities were VOEs subject to this assessment by the Company.

Westwood Investment Funds PLC (the “UCITS Fund”), which was authorized by the Central Bank of Ireland on June 18, 2013 pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (“UCITS”), is an Ireland domiciled umbrella-type open-ended self-managed investment company. The UCITS Fund is established as an umbrella fund with segregated assets and liabilities between sub-funds. Notwithstanding the segregation of assets and liabilities within each sub-fund, the UCITS Fund is a single legal entity and no sub-fund constitutes a legal entity separate from the UCITS Fund itself. Shares of the sub-fund, all of which are owned by the third-party investors, are listed on the Irish Stock Exchange. The base currency of the UCITS Fund is the pound sterling. We determined that the UCITS Fund was a VIE as its at-risk equity holders do not have the ability to direct the activities of the UCITS Fund that most significantly impact the entity’s economic performance. Although the Company does not have an equity investment in the UCITS Fund, in that the Company’s representatives have a majority control of the UCITS Fund’s Board of Directors they can influence the UCITS Fund’s management and affairs. The UCITS’s Fund Board of Directors maintains this control through its duties which are stated in the UCITS Fund’s Memorandum and Articles of Association which have no expiration date. We concluded that the Company was not the primary beneficiary of the UCITS Fund because even though it has the power to direct the activities of the UCITS Fund (that most significantly impact the fund’s economic performance), it does not absorb a majority of the UCITS Fund’s expected losses and does not receive a majority of the UCITS Fund’s expected residual returns. As a result, the results of the UCITS Fund are not included in the Company’s consolidated financial results.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less, other than pooled investment vehicles considered to be investments. We maintain some cash and cash equivalents balances with financial institutions in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses on uninsured cash accounts.

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

We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than the carrying amount. The Company assesses goodwill for impairment using a qualitative assessment that includes consideration of the current trends in the industry in which the Company operates, macroeconomic conditions, recent financial performance of the Company’s reporting units and a market multiple approach valuation. In performing the annual impairment test, which is performed during the third quarter or more frequently when impairment indicators exist and after assessing the qualitative factors, we may be required to utilize the two-step approach prescribed by ASC 350, Goodwill and Other Intangible Assets. The first step requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The fair value of each reporting unit is estimated, entirely or predominantly, using a market multiple approach. We completed our annual goodwill impairment assessment during the third quarter of 2013 and determined that no impairment loss was required. No impairments were recorded during any of the periods presented.

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

Income Taxes

We file a United States federal income tax return as a consolidated group for Westwood and its subsidiaries based in the U.S. We also file a separate Canadian income tax return for Westwood International. Deferred income tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense generally reflects changes in deferred tax assets and liabilities. Deferred taxes relate primarily to stock-based compensation expense and net operating losses at Westwood International.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We record net deferred tax assets when we believe such assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we were to determine that we would be able to realize our deferred income tax assets in the future in excess of the net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. No valuation allowance has been recorded in our condensed consolidated financial statements.

We recognize tax liabilities in accordance with ASC 740, Income Taxes, and we adjust them when our judgment reflects the evaluation of new information. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information becomes available. At June 30, 2014 and December 31, 2013, the Company had not established any reserves for, nor recorded any unrecognized tax benefits related to, uncertain tax positions.

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

Long-term Compensation Agreements

We entered into employment agreements with certain employees of Westwood International that provide for specified payments over four years, the latest of which is in 2015. In certain circumstances, these payments would be forfeited to us if the employment of these individuals is terminated before completion of the contractual earning period. Payments made in advance under these agreements are included in “accounts payable and accrued liabilities” on our condensed consolidated balance sheets, net of amounts already amortized.

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

We have compensation arrangements with certain employees of Westwood International pursuant to which these employees are able to earn cash awards based on the performance of certain investment products. A portion of such awards may be paid in shares of our stock that vest over a multi-year period. We accrue a liability for these awards over both the annual period in which we determine it is probable that the award will be earned and, for the portion to be settled in shares, over the following three-year vesting period. For the six months ended June 30, 2014 and 2013 the expense recorded for these awards was $330,000 and $152,000, respectively. Cash awards expected to be settled in shares are funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or until forfeited. Shares held in the trust are shown on our condensed consolidated balance sheets as treasury shares. During the first quarter of 2014 and the second quarter of 2013, the trust purchased in the open market 11,476 and 20,251 Westwood common shares for approximately $670,000 and $880,000, respectively.  Until shares are acquired by the trust, we measure the liability as a cash-based award included in “Compensation and benefits payable” on our condensed consolidated balance sheets. When the number of shares related to an award is determinable, the award becomes an equity award accounted for similarly to restricted stock, which is described in Note 9.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The standard will be effective for annual reporting periods beginning after December 15, 2014, although early adoption is permitted. We do not currently expect the adoption of this ASU to have a significant impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to improve the ability of financial statement users to understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue being recognized. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact that the application of ASU 2014-09 will have on our financial statements and disclosures.

In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which establishes specific guidance on how to account for share-based payments for awards with performance targets after the employee completes the requisite service period. Current U.S. GAAP does not contain explicit guidance on how to account for those share-based payments. The standard will be effective for annual reporting periods beginning after December 15, 2015, although early adoption is permitted. We do not currently expect the adoption of this ASU to have a significant impact on our financial statements.

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share for these periods is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock and stock options granted to employees and non-employee directors. There were approximately 37,000 anti-dilutive restricted shares as of June 30, 2014. There were no anti-dilutive restricted shares or options as of June 30, 2013.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$8,822	$4,879	$14,581	$7,712

Weighted average shares outstanding - basic	7,523,347	7,349,868	7,499,016	7,318,688
Dilutive potential shares from unvested restricted shares	215,803	145,655	221,409	173,704
Weighted average shares outstanding - diluted	7,739,150	7,495,523	7,720,425	7,492,392

Earnings per share:
Basic	$1.17	$0.66	$1.94	$1.05
Diluted	$1.14	$0.65	$1.89	$1.03

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. INVESTMENTS

Investment balances are presented in the table below (in thousands). All investments are carried at fair value, and all investments are accounted for as trading securities.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
June 30, 2014:
U.S. Government and Government agency obligations	$50,905	$11	$—	$50,916
Money market funds	1,219	—	—	1,219
Equity funds	2,405	160	(12)	2,553
Fixed income funds	3,058	26	—	3,084
Marketable securities	$57,587	$197	$(12)	$57,772

December 31, 2013:
U.S. Government and Government agency obligations	$42,595	$16	$—	$42,611
Money market funds	8,584	—	—	8,584
Equity funds	2,130	200	(54)	2,276
Fixed income funds	10,984	99	—	11,083
Marketable securities	$64,293	$315	$(54)	$64,554

5. FAIR VALUE MEASUREMENTS

We determine estimated fair values of our financial instruments using available information. The fair value amounts discussed in our condensed consolidated financial statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, dividends payable, income taxes payable and accrued liabilities, approximates their carrying value due to their short-term maturities and are classified as level 1 fair value measurements. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by the fund. Market values of our money market holdings generally do not fluctuate.

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets
•	level 2 – inputs other than quoted prices that are directly or indirectly observable
•	level 3 – unobservable inputs where there is little or no market activity

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the values of our assets as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of June 30, 2014:
Investments in securities:
Trading	$55,610	$2,162	$—	$57,772
Total financial instruments	$55,610	$2,162	$—	$57,772

As of December 31, 2013:
Investments in securities:
Trading	$64,554	$—	$—	$64,554
Total financial instruments	$64,554	$—	$—	$64,554

Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”), calculated by us as administrator of the funds. The NAV is quoted on an inactive private market; however, the unit price is based on the market value of the underlying investments that are traded on an active market. Westwood Trust sponsors common trust funds for most of the investment strategies managed by Westwood Management. These strategies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Investments in the funds are generally redeemable on a daily basis. There are no current plans to sell any of these investments.

6. INTANGIBLE ASSETS

The following is a summary of our intangible assets at June 30, 2014 and December 31, 2013 (in thousands):

	Weighted
	Average
	Amortization	Gross		Net
	Period	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
June 30, 2014:
Client relationships	14.20	$5,005	$(1,395)	$3,610
Total		$5,005	$(1,395)	$3,610

December 31, 2013:
Client relationships	14.20	$5,005	$(1,216)	$3,789
Total		$5,005	$(1,216)	$3,789

Amortization expense was $180,000 and $180,000 for the six months ended June 30, 2014 and 2013, respectively.

Estimated amortization expense for intangible assets for the next five years follows (in thousands):

Estimated
Amortization
For the Year ending December 31,	Expense
2014	$359
2015	359
2016	359
2017	359
2018	359

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7. BALANCE SHEET COMPONENTS

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2014	2013
Foreign currency translation adjustment	$(279)	$(257)
Accumulated other comprehensive loss	$(279)	$(257)

Accrued Dividends

Accrued dividends of $994,000 at June 30, 2014 and $1,266,000 at December 31, 2013 are dividends accrued on unvested restricted shares that are expected to vest subsequent to June 30, 2015. When those unvested restricted shares vest, the dividends accrued on those shares will be paid.

8. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood International provides investment advisory services to the UCITS Fund. Westwood Management provides investment advisory services to the Westwood Funds®, a family of mutual funds, and to two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”) that were formed and sponsored by McCarthy Group Advisors, L.L.C. The CTFs, Westwood Funds®, CITs and LLCs (“Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have a direct or indirect ability through voting or similar rights to make decisions about the funds that would have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

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

Otherwise, we have not provided any financial support not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these VIEs. Our investments in the Westwood Funds® and the CTFs are accounted for as investments in accordance with our other investments described in Note 4.

The following table displays assets under management, corporate money invested and risk of loss in each vehicle (in millions).

	As of June 30, 2014
	Assets
	Under	Corporate	Risk of
	Management	Investment	Loss
Westwood Funds®	$3,290	$3.5	$3.5
Common Trust Funds	2,737	2.1	2.1
Collective Investment Trusts	324	—	—
LLCs	262	—	—
UCITS Fund	839	—	—

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9. EMPLOYEE BENEFITS

Stock Based Compensation

We have issued stock options and restricted shares to our employees and non-employee directors and offer 401(k) matching and profit sharing contributions to our employees. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans to the Plan) may not exceed 3,898,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At June 30, 2014, approximately 505,000 shares remain available for issuance under the Plan.

The Share Award Plan of Westwood Holdings Group, Inc. for Service provided in Canada to its Subsidiaries (the “Canada EB Plan”) provides compensation in the form of common stock for services performed by persons to Westwood International. As described in Note 2, the trust formed pursuant to the Canada EB Plan holds 31,727 shares of Westwood common stock. Under the Canada EB Plan, no more than $10 million CDN (or $9.1 million in U. S. Dollars using the exchange rate on June 30, 2014) may be funded to the Plan Trustee to fund purchases of common stock with respect to awards granted under the Canada EB Plan. At June 30, 2014, approximately 131,000 shares remain available for issuance under the Canada EB Plan based on a share price of $60.04, the closing price of our stock as of June 30, 2014.

The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	Six months ended
	June 30,
	2014	2013
Service condition restricted stock expense	$3,551	$3,902
Performance-based restricted stock expense	2,013	1,682
Restricted stock expense under the Plan	5,564	5,584
Canada EB Plan restricted stock expense	232	108
Total stock based compensation expense	$5,796	$5,692

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

As of June 30, 2014, there was approximately $29.0 million of unrecognized compensation expense for restricted stock grants under the Plan, which is expected to be recognized over a remaining weighted-average period of 2.8 years. Our two types of restricted stock grants under the Plan are discussed below.

		Weighted Average
		Grant Date Fair
Restricted shares subject only to a service condition:	Shares	Value

Non-vested, January 1, 2014	511,060	$40.49
Granted	182,990	58.78
Vested	(186,680)	38.76
Forfeited	(31,291)	47.87
Non-vested, June 30, 2014	476,079	47.72

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Performance-based restricted share grants

Under the Plan, certain key employees were granted restricted shares that vest over five years provided that annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. In February 2014, the Compensation Committee established the 2014 goal as adjusted pre-tax income of at least $34.0 million, representing a five-year compound annual growth rate in excess of 10% over annual adjusted pre-tax income recorded in 2009. Our adjusted pre-tax income is determined based on our audited financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees and (ii) performance-based restricted stock awards, excluding start up, non-recurring and similar expense items. In the first quarter of 2014, we concluded that it was probable that we would meet the performance goals required to vest the applicable percentage of the performance-based restricted shares this year and began recording expense related to those shares. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically is based upon Westwood’s adjusted pre-tax income, as defined. If the performance goal is not met in any year during the vesting period, the Compensation Committee may establish a goal for a subsequent vesting period, which, if achieved or exceeded, may result in full or partial vesting of the shares that did not otherwise become vested in a prior year. In no event, under the current grants, will the maximum number of shares that may become vested over the vesting period exceed 175,000 shares in the case of our Chief Executive Officer or 349,565 shares collectively in the case of certain other employees. If a portion of the performance-based restricted shares do not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest would be reversed.

		Weighted Average
Restricted shares subject to service and performance conditions:		Grant Date Fair
	Shares	Value

Non-vested, January 1, 2014	227,000	$40.84
Granted	59,565	57.07
Vested	—	—
Forfeited	—	—
Non-vested, June 30, 2014	286,565	44.21

Deferred Share Units

We established a deferred share unit (“DSU”) plan for employees and directors of Westwood International. A DSU is an award linked to the value of Westwood’s common stock and is represented by a notional credit to a participant account. The value of a DSU is initially equal to the value of a share of our common stock. DSUs vest 20%, 40%, 60%, and 80% after two, three, four and five years of service, respectively. DSUs become fully vested after six years of service by the participant and the liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSUs based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares and will increase for additional units received from dividends declared on our shares. As of June 30, 2014, we recorded an accrued liability of $76,000 for 3,729 deferred share units related to awards issued in 2013 and 2014 based on the $60.04 per share closing price of our common stock on the last trading day of the quarter ended June 30, 2014.

Mutual Fund Share Incentive Awards

We grant annually to certain employees mutual fund incentive awards, which are bonus awards based on our mutual funds achieving certain performance goals. Awards granted are notionally credited to a participant account maintained by us that represents a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account.

These awards vest after approximately one year of service following the year in which the award is earned by the participant. We begin accruing a liability for mutual fund incentive awards when we determine it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has transpired. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the six months ended June 30, 2014 and 2013, we recorded expense

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

of $310,000 and $1.2 million, respectively, related to mutual fund share incentive awards. As of June 30, 2014 and December 31, 2013, we had an accrued liability of $310,000  and $1.9 million, respectively, related to mutual fund incentive awards.

10. RELATED PARTY TRANSACTIONS

The Company engages in transactions with its affiliates in the ordinary course of business.  Westwood International provides investment advisory services to the UCITS Fund. Certain members of the Company’s management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the UCITS Fund and, in certain cases, by the UCITS Fund. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates and are negotiated and contracted at arm’s length. For the six months ended June 30, 2014, the Company earned approximately $403,000 in fees directly from the UCITS Fund. This does not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have entered into an investment management agreement with Westwood International.

11. COMMITMENTS AND CONTINGENCIES

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC. (“Warren”). The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase is complete and we are now in the discovery phase, which we hope to complete by the end of 2014.

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

Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, will be covered by insurance. We expense legal fees and directly-related costs as incurred. We have received insurance proceeds of approximately $240,000 to date and have recorded a receivable of $146,000 as of June 30, 2014, which represents the current estimate of expenses related to this lawsuit that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Advisory

Our Advisory segment provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals and the Westwood Funds®, as well as investment subadvisory services to mutual funds and our Trust segment. Westwood Management and Westwood International, which provide investment advisory services to clients of similar type, are included in our Advisory segment.

Trust

Trust provides trust and custodial services to its clients and to our Advisory segment and participates in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

			Westwood
	Advisory	Trust	Holdings	Eliminations	Consolidated
Three months ended June 30, 2014
Net fee revenues from external sources	$25,538	$5,151	$—	$—	$30,689
Net intersegment revenues	3,283	—	—	(3,283)	—
Net interest and dividend revenue	43	—	—	—	43
Other revenue	173	—	—	—	173
Total revenues	$29,037	$5,151	$—	$(3,283)	$30,905
Economic Earnings	$12,436	$605	$(1,465)	$—	$11,576
Less: Restricted stock expense					2,626
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$8,822

Segment assets	$116,433	$15,876	$—	$(17,116)	$115,193
Segment goodwill	$5,219	$6,036	$—	$—	$11,255

Three months ended June 30, 2013
Net fee revenues from external sources	$19,021	$4,574	$—	$—	$23,595
Net intersegment revenues	2,324	4	—	(2,328)	—
Net interest and dividend revenue	145	—	—	—	145
Other revenue	(264)	(1)	—	—	(265)
Total revenues	$21,226	$4,577	$—	$(2,328)	$23,475
Economic Earnings	$7,478	$515	$—	$—	$7,993
Less: Restricted stock expense					2,986
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$4,879

Segment assets	$94,069	$13,756	$—	$(12,630)	$95,195
Segment goodwill	$5,219	$6,036	$—	$—	$11,255

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

			Westwood
	Advisory	Trust	Holdings	Eliminations	Consolidated
Six months ended June 30, 2014
Net fee revenues from external sources	$46,290	$10,179	$—	$—	$56,469
Net intersegment revenues	6,664	—	—	(6,664)	—
Net interest and dividend revenue	165	1	—	—	166
Other revenue	218	1	—	—	219
Total revenues	$53,337	$10,181	$—	$(6,664)	$56,854
Economic Earnings	$23,105	$827	$(3,299)	$—	$20,633
Less: Restricted stock expense					5,796
Intangible amortization					180
Deferred taxes on goodwill					76
Net income					$14,581

Six months ended June 30, 2013
Net fee revenues from external sources	$34,568	$8,791	$—	$—	$43,359
Net intersegment revenues	4,257	9	—	(4,266)	—
Net interest and dividend revenue	277	1	—	—	278
Other revenue	(61)	(1)	—	—	(62)
Total revenues	$39,041	$8,800	$—	$(4,266)	$43,575
Economic Earnings	$12,767	$893	$—	$—	$13,660
Less: Restricted stock expense					5,692
Intangible amortization					180
Deferred taxes on goodwill					76
Net income					$7,712

The segment presentation above has been updated from the prior presentation to show Economic Earnings, a non-U.S. generally accepted accounting principles (“non-GAAP”) performance measure of segment profit or loss. We provide this measure in addition to, but not as a substitute for, net income, which is reported on a U.S. GAAP basis. Both our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that this non-GAAP performance measure of segment profit or loss, while not a substitute for GAAP net income, is useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider this non-GAAP measure of segment profit or loss without considering financial information prepared in accordance with GAAP.

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

Forward-Looking Statements

Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC and those set forth below:

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

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds®, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International was established in the second quarter of 2012 and provides global equity and emerging markets investment advisory services to institutional clients, Westwood Funds® family of mutual funds, other mutual funds, an Ireland-domiciled UCITS fund and common trust funds sponsored by Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management. We believe we have established a track record of delivering competitive risk-adjusted returns for our clients. Approximately 80 percent of our investment strategies have delivered above-benchmark performance and more than 90 percent have experienced below-benchmark volatility over the past ten years. Percentages stated in this section are rounded to the nearest whole percent.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contract, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue from performance-based fees when we determine that the fees are probable. This determination is typically made at the end of the measurement periods. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our consolidated financial statements contain no deferred advisory fee revenues.

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

Assets Under Management

Assets under management increased $4.3 billion to $20.1 billion at June 30, 2014 compared with $15.8 billion at June 30, 2013. The average of beginning and ending assets under management for the second quarter of 2014 was $19.6 billion compared to $15.6 billion for the second quarter of 2013, an increase of 26%.

The following table displays assets under management as of June 30, 2014 and 2013:

			% Change
	As of June 30,		June 30, 2014
	(in millions)		vs.
	2014	2013	June 30, 2013
Institutional	$12,705	$10,084	26%
Private Wealth	4,107	3,640	13
Mutual Funds	3,290	2,121	55
Total Assets Under Management	$20,102	$15,845	27%
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

•	Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management and Westwood International serve as advisors.

Roll-Forward of Assets Under Management

	Three Months Ended		Six Months Ended
($ millions)	June 30,		June 30,
	2014	2013	2014	2013
Institutional
Beginning of period assets	$12,091	$9,894	$12,139	$9,225
Inflows	559	699	979	894
Outflows	(601)	(579)	(1,397)	(1,042)
Net flows	(42)	120	(418)	(148)
Market appreciation/(depreciation)	656	70	984	1,007
Net change	614	190	566	859
End of period assets	12,705	10,084	12,705	10,084
Private Wealth
Beginning of period assets	3,977	3,527	4,008	3,339
Inflows	115	208	175	300
Outflows	(141)	(100)	(252)	(232)
Net flows	(26)	108	(77)	68
Market appreciation/(depreciation)	156	5	176	233
Net change	130	113	99	301
End of period assets	4,107	3,640	4,107	3,640
Mutual Funds
Beginning of period assets	3,012	1,913	2,784	1,603
Inflows	218	224	466	419
Outflows	(73)	(31)	(183)	(72)
Net flows	145	193	283	347
Market appreciation/(depreciation)	133	15	223	171
Net change	278	208	506	518
End of period assets	3,290	2,121	3,290	2,121
Total
Beginning of period assets	19,080	15,334	18,931	14,167
Inflows	892	1,131	1,620	1,613
Outflows	(815)	(710)	(1,832)	(1,346)
Net flows	77	421	(212)	267
Market appreciation/(depreciation)	945	90	1,383	1,411
Net change	1,022	511	1,171	1,678
End of period assets	$20,102	$15,845	$20,102	$15,845

Three months ended June 30, 2014 and 2013

The $1 billion increase in assets under management for the three months ended June 30, 2014 was due to market appreciation of $945 million and asset inflows of $892 million, partially offset by outflows of $815 million. Inflows were primarily driven by investments into institutional accounts in our Income Opportunity and Large Cap Value strategies.  Inflows into our mutual funds were comprised of investments in our Income Opportunity, SMidCap Plus and Small Cap Value funds. Outflows were primarily related to our LargeCap Value strategy and, to a lesser degree, other strategies.

The $511 million increase in assets under management for the three months ended June 30, 2013 was due to market appreciation of $90 million and inflows of $1.1 billion, partially offset by outflows of $710 million. Inflows were primarily driven by inflows into the Westwood Income Opportunity mutual fund, and inflows into institutional accounts in our Emerging Markets strategies managed by Westwood International. Outflows were primarily related to withdrawals and rebalancing by certain clients from our LargeCap strategy.

Six months ended June 30, 2014 and 2013

The $1.2 billion increase in assets under management for the six months ended June 30, 2014 was due to market appreciation of $1.4 billion and asset inflows of $1.6 billion, offset by outflows of $1.8 billion. Inflows were primarily driven by investments into institutional accounts in our Income Opportunity, Large Cap Value and MLP strategies as well as our Emerging Markets strategies managed by Westwood International.  Inflows into our mutual funds were comprised of investments in our Income Opportunity, Short Duration High Yield, SMidCapPlus and Small Cap Value funds. Outflows were primarily related to our LargeCap strategy and, to a lesser degree, other strategies.

The $1.7 billion increase in assets under management for the six months ended June 30, 2013 was due to market appreciation of $1.4 billion and inflows of $1.6 billion, partially offset by outflows of $1.3 billion. Inflows were primarily driven by inflows into the Westwood Income Opportunity mutual fund, and inflows into institutional accounts in our Emerging Markets strategies managed by Westwood International. Outflows were primarily related to withdrawals and rebalancing by certain clients from our LargeCap strategy.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and six months ended June 30, 2014 is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

					% Change
					Three months ended	Six months ended
	Three months ended		Six months ended		June 30, 2014	June 30, 2014
	June 30,		June 30,		vs.	vs.
	2014	2013	2014	2013	June 30, 2013	June 30, 2013
Revenues
Advisory fees - asset based	$22,095	$16,486	$42,484	$32,033	34%	33%
Advisory fees - performance based	3,443	2,535	3,806	2,535	36	50
Trust fees	5,151	4,574	10,179	8,791	13	16
Other revenues	216	(120)	385	216	—	78
Total revenues	30,905	23,475	56,854	43,575	32	30
Expenses
Employee compensation and benefits	12,502	11,907	25,045	23,750	5	5
Sales and marketing	375	334	662	621	12	7
Westwood mutual funds	722	462	1,374	866	56	59
Information technology	1,014	678	1,729	1,334	50	30
Professional services	1,189	1,077	2,571	2,079	10	24
General and administrative	1,384	1,284	2,832	2,473	8	15
Total expenses	17,186	15,742	34,213	31,123	9	10
Income before income taxes	13,719	7,733	22,641	12,452	77	82
Provision for income taxes	4,897	2,854	8,060	4,740	72	70
Net income	$8,822	$4,879	$14,581	$7,712	81%	89%

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Total Revenues. Our total revenues increased by 32% to $30.9 million for the three months ended June 30, 2014 compared with $23.5 million for the three months ended June 30, 2013. Asset-based advisory fees increased by 34% to $22.1 million for the three months ended June 30, 2014 compared with $16.5 million for the three months ended June 30, 2013 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance-based advisory fees were $3.4 million in the three months ended June 30, 2014 compared with $2.5 million in the three months ended June 30, 2013. Trust fees increased by 13% to $5.2 million for the three months ended June 30, 2014 compared with $4.6 million for the three months ended June 30, 2013 as a result of increased assets under management at Westwood Trust, primarily due to market appreciation and net client asset inflows. Other revenues, which generally consist of interest and investment income, increased to $216,000 for the three months ended June 30, 2014 compared with losses of $120,000 for the three months ended June 30, 2013. Other revenues increased primarily due to an increase of $440,000 in net realized and unrealized gains on investments partially offset by a decrease in dividend income of $104,000.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 5% to $12.5 million for the three months ended June 30, 2014 compared with $11.9 million for the three months ended June 30, 2013. The increase was primarily due to increases of $1.2 million in cash-based incentive compensation expense, $450,000 in salary expense due primarily to increased average headcount and salary increases and $134,000 in performance-based restricted stock expense, partially offset by decreases of $494,000 in service-based restricted stock expense, $317,000 in expense related to amortization of multi-year bonus agreements and $311,000 in mutual fund incentive award expense. During the first quarters of 2014 and 2013 we concluded that it was probable that we would meet the respective performance goals required in order for the applicable percentage of performance-based restricted shares to vest. We had 116 full-time employees as of June 30, 2014 compared to 99 full-time employees as of June 30, 2013.

Sales and Marketing. Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs were $375,000 for the three months ended June 30, 2014 and $334,000 for the three months ended June 30, 2013.

Westwood Mutual Funds. Westwood Mutual Funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds®. Westwood Mutual Funds expenses increased 56% to $722,000 for the three months ended June 30, 2014 compared with $462,000 for the three months ended June 30, 2013 primarily due to shareholder servicing fees and subadvisor expenses based on a percentage of assets under management.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 50% to $1 million for the three months ended June 30, 2014 compared with $678,000 for the three months ended June 30, 2013 primarily due to increased research and maintenance and support expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 10% to $1.2 million for the three months ended June 30, 2014 compared with $1.1 million for the three months ended June 30, 2013 primarily due to increases in subadvisory fees and other professional services expense partially offset by a decrease in legal expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 8% to $1.4 million for the three months ended June 30, 2014 compared with $1.3 million for the three months ended June 30, 2013 primarily due to increased expenses for subscriptions, depreciation, directors’ fees, charitable contributions and training, partially offset by decreased expenses for investor relations and rent.

Provision for Income Tax Expense. Provision for income tax expenses increased by 72% to $4.9 million for the three months ended June 30, 2014 compared with $2.9 million for the three months ended June 30, 2013. The effective tax rate decreased to 35.7% for the three months ended June 30, 2014 from 36.9% for the three months ended June 30, 2013 primarily due to operating income generated by Westwood International in the 2014 period and operating losses generated by Westwood International in the 2013 period, which are taxed at a lower Canadian tax rate.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Total Revenues. Our total revenues increased by 30% to $56.9 million for the six months ended June 30, 2014 compared with $43.6 million for the six months ended June 30, 2013. Asset-based advisory fees increased by 33% to $43 million for the six months ended June 30, 2014 compared with $32 million for the six months ended June 30, 2013 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance-based advisory fees were $3.8 million in the six months ended June 30, 2014 compared with $2.5 million in the six months ended June 30, 2013. Trust fees increased by 16% to $10.2 million for the six months ended June 30, 2014 compared with $8.8 million for the six months ended June 30, 2013 as a result of increased assets under management at Westwood Trust primarily due to market appreciation and net client asset inflows. Other revenues, which generally consist of interest and investment income, increased by 78% to $385,000 for the six months ended June 30, 2014 compared with $216,000 for the six months ended June 30, 2013 primarily due to an increase of $283,000 in net realized and unrealized gains on investments partially offset by a decrease in dividend income of $112,000.

Employee Compensation and Benefits. Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits. Employee compensation and benefits costs increased by 5% to $25 million for the six months ended June 30, 2014 compared with $23.8 million for the six months ended June 30, 2013. The increase was primarily due to increases of $1.8 million in cash-based incentive compensation expense, $909,000 in salary expense due primarily to increased average headcount and salary increases and $331,000 in performance-based restricted stock expense, partially offset by decreases of $883,000 in mutual fund incentive award expense, $688,000 in expense related to amortization of multi-year bonus agreements and $228,000 in service-based restricted stock expense. During the first quarters of 2014 and 2013, we concluded that it was probable that we would meet the respective performance goals required in order for the applicable percentage of performance-based restricted shares to vest. We had 116 full-time employees as of June 30, 2014 compared to 99 full-time employees as of June 30, 2013.

Sales and Marketing. Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs. Sales and marketing costs increased by 7% to $662,000 for the six months ended June 30, 2014 compared with $621,000 for the six months ended 2013 primarily due to increased travel and entertainment expenses, advertising costs and referral fees, partially offset by lower direct marketing expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds®. Westwood Mutual Funds expenses increased 59% to $1.4 million for the six months ended June 30, 2014 compared with $866,000 for the six months ended June 30, 2013 primarily due to shareholder servicing fees and subadvisor expenses based on a percentage of assets under management.

Information Technology. Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs. Information technology costs increased by 30% to $1.7 million for the six months ended June 30, 2014 compared with $1.3 million for the six months ended June 30, 2013 primarily due to increased research expenses and maintenance and support expenses.

Professional Services. Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services. Professional services expenses increased by 24% to $2.6 million for the six months ended June 30, 2014 compared with $2.1 million for the six months ended June 30, 2013 primarily due to increases in subadvisory fees and other professional services expense partially offset by a decrease in legal expense.

General and Administrative. General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses. General and administrative expenses increased by 15% to $2.8 million for the six months ended June 30, 2014 compared with $2.5 million for the six months ended June 30, 2013 primarily due to increased expenses for investor relations and training, and higher depreciation.

Provision for Income Tax Expense. Provision for income tax expenses increased by 70% to $8.1 million for the six months ended June 30, 2014 compared with $4.7 million for the six months ended June 30, 2013. The effective tax rate decreased to 35.6% for the six months ended June 30, 2014 from 38.1% for the six months ended June 30, 2013 primarily due to operating income generated by Westwood International in the 2014 period and operating losses generated by Westwood International in the 2013 period, which are taxed at a lower Canadian tax rate.

Supplemental Financial Information

As supplemental information, we are providing a non-U.S. generally accepted accounting principles (“non-GAAP”) performance measure that we refer to as Economic Earnings. We provide this measure in addition to, but not as a substitute for, net income reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Both our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that this non-GAAP performance measure, while not a substitute for GAAP net income, is useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider this non-GAAP measure without considering financial information prepared in accordance with GAAP.

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

Our Economic Earnings increased by 45% to $11.6 million for the three months ended June 30, 2014 compared with $8 million for the three months ended June 30, 2013, primarily due to increases in advisory fees. For the six months ended June 30, 2014, Economic Earnings increased by 51% to $20.6 million compared with $13.7 million for the six months ended June 30, 2013.

The following tables provide a reconciliation of net income to Economic Earnings (in thousands):

	Three Months Ended
	June 30,		%
	2014	2013	Change
Net Income	$8,822	$4,879	81%
Add: Restricted stock expense	2,626	2,986	(12)
Add: Intangible amortization	90	90	—
Add: Deferred taxes on goodwill	38	38	—
Economic Earnings	$11,576	$7,993	45

	Six Months Ended
	June 30,		%
	2014	2013	Change
Net Income	$14,581	$7,712	89%
Add: Restricted stock expense	5,796	5,692	2
Add: Intangible amortization	180	180	—
Add: Deferred taxes on goodwill	76	76	—
Economic Earnings	$20,633	$13,660	51

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2014, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2014, cash flow provided by operating activities, principally our investment advisory business, was $16.7 million. Cash flow used in investing activities during the six months ended June 30, 2014 of $302,000 was related to the purchases of fixed assets. Cash flow used in financing activities during the six months ended June 30, 2014 of $11.2 million was due to the payment of dividends and the purchase of treasury shares partially offset by tax benefits from equity-based compensation.

We had cash and investments of $73.8 million as of June 30, 2014 and $75.4 million as of December 31, 2013. At June 30, 2014 and December 31, 2013, working capital aggregated $80.5 million and $71.3 million respectively. As required by the Texas Finance Code, Westwood Trust maintains current assets in an amount equal to the required minimum restricted capital of $1.25 million, which is included in Investments in the accompanying condensed consolidated balance sheets. We had no liabilities for borrowed money at June 30, 2014.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

There have been no significant changes in our contractual obligations since December 31, 2013.

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2013.

Accounting Developments

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The standard will be effective for annual reporting periods beginning after December 15, 2014, although early adoption is permitted. We do not currently expect the adoption of this ASU to have a significant impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which was the result of a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to improve the ability of financial statement users to understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue being recognized. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact that the application of ASU 2014-09 will have on our financial statements and disclosures.

In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which establishes specific guidance on how to account for share-based payments for awards with performance targets after the employee completes the requisite service period. Current U.S. GAAP does not contain explicit guidance on how to account for those share-based payments. The standard will be effective for annual reporting periods beginning after December 15, 2015, although early adoption is permitted. We do not currently expect the adoption of this ASU to have a significant impact on our financial statements.

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

For the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International,

LLC. (“Warren”). The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase is complete and we are now in the discovery phase, which we hope to complete by the end of 2014.

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

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
April 1 through June 30, 2014
Repurchase program (1)	—	—	—		$10,000,000
Canada EB Share Plan (2)	—	—	—	CAD	$8,368,500
Employee transactions (3)	—	—	—		—
(1)

On July 20, 2012, our board of directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the board of directors.

(2)

On April  18, 2013, our stockholders approved the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canada EB Share Plan”), which contemplates a trustee purchasing up to $10 million (CAD) of our outstanding common stock on the open market for the purpose of making share awards to our Canadian employees. The Canada EB Share Plan has no expiration date and may be discontinued at any time by the board of directors.

(3)

Consists of shares of common stock purchased from a Westwood employee at the market close price on the date of purchase in order to satisfy the employee’s tax withholding obligations from vested restricted shares. We anticipate purchasing additional shares in subsequent periods for the same purpose.

ITEM 6.	EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2014	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ William R. Hardcastle, Jr.
William R. Hardcastle, Jr.
Chief Financial Officer