Form 10-Q
period 2014-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2014-10-23
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐    No  ☒

Shares of common stock, par value $0.01 per share, outstanding as of October 17, 2014: 8,290,018.

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	September 30,
	2014	December 31,
	(unaudited)	2013
ASSETS
Current Assets:
Cash and cash equivalents	$16,485	$10,864
Accounts receivable	13,784	14,468
Investments, at fair value	73,099	64,554
Deferred income taxes	4,161	3,812
Other assets	1,948	2,521
Total current assets	109,477	96,219
Goodwill	11,255	11,255
Deferred income taxes	5,740	2,041
Intangible assets, net	3,520	3,789
Property and equipment, net of accumulated depreciation of $2,585 and $2,155	2,623	2,746
Total assets	$132,615	$116,050
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,098	$2,082
Dividends payable	4,272	3,935
Compensation and benefits payable	13,551	17,805
Income taxes payable	5,433	1,031
Total current liabilities	25,354	24,853
Accrued dividends	1,204	1,266
Deferred rent	1,157	1,268
Total liabilities	27,715	27,387
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 8,989,877 and outstanding 8,288,082 shares at September 30, 2014; issued 8,778,613 and outstanding 8,176,417 shares at December 31, 2013	90	88
Additional paid-in capital	116,189	103,853
Treasury stock, at cost - 701,795 shares at September 30, 2014; 602,196 shares at December 31, 2013	(29,028)	(23,169)
Accumulated other comprehensive loss	(857)	(257)
Retained earnings	18,506	8,148
Total stockholders' equity	104,900	88,663
Total liabilities and stockholders' equity	$132,615	$116,050

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data and share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Advisory fees
Asset based	$22,857	$17,956	$65,341	$49,989
Performance based	—	26	3,806	2,561
Trust fees	5,282	4,672	15,461	13,463
Other, net	(17)	344	368	560
Total revenues	28,122	22,998	84,976	66,573

EXPENSES:
Employee compensation and benefits	13,309	12,508	39,026	36,163
Sales and marketing	430	326	1,092	947
Westwood mutual funds	591	599	1,965	1,465
Information technology	807	690	2,536	2,024
Professional services	983	887	3,554	2,966
General and administrative	1,410	1,250	4,242	3,723
Total expenses	17,530	16,260	52,415	47,288
Income before income taxes	10,592	6,738	32,561	19,285
Provision for income taxes	3,474	2,437	11,290	7,211
Net income	$7,118	$4,301	$21,271	$12,074
Other comprehensive income (loss):
Foreign currency translation adjustments	(578)	104	(600)	(131)
Total comprehensive income	$6,540	$4,405	$20,671	$11,943

Earnings per share:
Basic	$0.95	$0.58	$2.83	$1.64
Diluted	$0.92	$0.57	$2.73	$1.57

Weighted average shares outstanding:
Basic	7,525,489	7,374,600	7,507,937	7,347,376
Diluted	7,734,309	7,597,001	7,801,073	7,667,851

Cash dividends declared per share	$0.44	$0.40	$1.32	$1.20

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock, Par		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total
BALANCE, January 1, 2014	8,176,417	$88	$103,853	$(23,169)	$(257)	$8,148	$88,663
Net income	—	—	—	—	—	21,271	21,271
Other comprehensive loss	—	—	—	—	(600)	—	(600)
Issuance of restricted stock, net of forfeitures	211,264	2	(2)	—	—	—	—
Dividends declared	—	—	—	—	—	(10,913)	(10,913)
Stock based compensation expense	—	—	10,103	—	—	—	10,103
Reclassification of compensation liability to be paid in shares	—	—	170	—	—	—	170
Tax benefit related to stock based compensation	—	—	2,065	—	—	—	2,065
Purchase of treasury stock	(11,476)	—	—	(669)	—	—	(669)
Restricted stock returned for payment of taxes	(88,123)	—	—	(5,190)	—	—	(5,190)
BALANCE, September 30, 2014	8,288,082	$90	$116,189	$(29,028)	$(857)	$18,506	$104,900

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the
	Nine months ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,271	$12,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	436	288
Amortization of intangible assets	270	270
Unrealized (gains) losses on trading investments	(29)	430
Stock based compensation expense	10,103	8,512
Deferred income taxes	(4,227)	75
Excess tax benefits from stock based compensation	(1,850)	(696)
Net (purchases) sales of investments - trading securities	(8,528)	4,202
Change in operating assets and liabilities:
Accounts receivable	478	(3,241)
Other current assets	367	(480)
Accounts payable and accrued liabilities	10	369
Compensation and benefits payable	(3,887)	(668)
Income taxes payable and prepaid income taxes	6,496	(1,922)
Other liabilities	(42)	20
Net cash provided by operating activities	20,868	19,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(337)	(651)
Net cash used in investing activities	(337)	(651)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(669)	(878)
Restricted stock returned for payment of taxes	(5,190)	(3,789)
Excess tax benefits from stock based compensation	1,850	696
Cash dividends	(10,637)	(6,346)
Net cash used in financing activities	(14,646)	(10,317)
Effect of currency rate changes on cash	(264)	(73)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,621	8,192
Cash and cash equivalents, beginning of period	10,864	3,817
Cash and cash equivalents, end of period	$16,485	$12,009
Supplemental cash flow information:
Cash paid during the period for income taxes	$9,073	$9,093

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF THE BUSINESS

Westwood Holdings Group, Inc. (“Westwood”, the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood provides investment management services to institutional investors, private wealth clients and financial intermediaries through its subsidiaries, Westwood Management Corp. (“Westwood Management”), Westwood Trust (“Westwood Trust”), Westwood International Advisors Inc. (“Westwood International”) and Westwood Advisors, LLC. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and consequently do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary in the opinion of management to present fairly our interim financial position and results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the periods in these condensed consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying condensed consolidated financial statements include the accounts of Westwood and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Correction of Immaterial Errors

Pursuant to Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that certain misstatements were not material to any of its prior period financial statements, including its financial statements for the first and second quarters of 2014.  Although the misstatements were immaterial to prior periods, the prior period financial statements have been revised in this report in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction of this non-cash adjustment to the third quarter of 2014. See Note 3 for further discussion.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Revenue Recognition

Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of AUM. A limited number of our clients have contractual performance-based fee arrangements, which pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since billing periods for most of our advance paying clients coincide with the calendar quarter to which payment relates, revenue is recognized within the quarter. Consequently, no significant amount of deferred revenue is contained in our condensed consolidated financial statements. Deferred revenue is shown on the condensed consolidated balance sheets under the heading of “Accounts payable and accrued liabilities”. Other revenues generally consist of interest and investment income and are recognized as earned.

Accounts Receivable

Accounts receivable represents balances arising from services provided to customers and are recorded on an accrual basis, net of any allowance for doubtful accounts. Accounts receivable are written off when determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical write-off experience, existing conditions in the industry, and the customer’s financial stability. Most of our accounts receivable balances consist of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectible. Accordingly, our condensed consolidated financial statements do not include an allowance for bad debt or any bad debt expense.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to improve the ability of financial statement users to understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue being recognized. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Early application is prohibited. We are currently evaluating the impact that the application of ASU 2014-09 will have on our financial statements and disclosures.

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

3. CORRECTION OF IMMATERIAL ERRORS

During the third quarter we discovered an understatement of non-cash stock based compensation expense for restricted stock grants subject to both service and performance conditions that had no net effect on total stockholders' equity as of June 30, 2014.  Measurement dates used for fair value determination of the non-cash expense for such grants between 2006 and the second quarter of

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2014 were not set in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, Compensation-Stock Compensation, and non-cash stock based compensation was thereby understated during such periods.

The cumulative non-cash impact of additional stock based compensation expense from January 1, 2006 to June 30, 2014, resulted in an approximate $3.3 million overstatement of net income. The non-cash net income impact for each of the first and second quarters of 2014 was an overstatement of approximately $0.2 million for an overstatement of approximately $0.4 million for the first half of 2014.  The non-cash net income impact for each of the first, second and third quarters of 2013 was less than $0.1 million representing less than $0.1 million for the first nine months of 2013.

A reconciliation of the effects of the adjustments to the previously reported condensed consolidated balance sheet and condensed consolidated statement of stockholders' equity at December 31, 2013 follows (in millions):

	December 31, 2013
	As Reported	Adjustment	As Adjusted
Additional paid-in-capital	$101.0	$2.9	$103.9
Retained earnings	11.0	(2.9)	8.1
Total stockholder’s equity	$88.7	$—	$88.7

4. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 5,400 and 6,500 anti-dilutive restricted shares as of September 30, 2014 and September 30, 2013, respectively.

The following table sets forth the computation of basic and diluted shares (in thousands, except per share and share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$7,118	$4,301	$21,271	$12,074

Weighted average shares outstanding - basic	7,525,489	7,374,600	7,507,937	7,347,376
Dilutive potential shares from unvested restricted shares	208,820	222,401	293,136	320,475
Weighted average shares outstanding - diluted	7,734,309	7,597,001	7,801,073	7,667,851

Earnings per share:
Basic	$0.95	$0.58	$2.83	$1.64
Diluted	$0.92	$0.57	$2.73	$1.57

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. INVESTMENTS

Investment balances are presented in the table below (in thousands). All investments are carried at fair value and are accounted for as trading securities.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
September 30, 2014:
U.S. Government and Government agency obligations	$59,654	$24	$—	$59,678
Money market funds	7,819	—	—	7,819
Equity funds	2,441	136	(21)	2,556
Fixed income funds	3,090	—	(44)	3,046
Marketable securities	$73,004	$160	$(65)	$73,099

December 31, 2013:
U.S. Government and Government agency obligations	$42,595	$16	$—	$42,611
Money market funds	8,584	—	—	8,584
Equity funds	2,130	200	(54)	2,276
Fixed income funds	10,984	99	—	11,083
Marketable securities	$64,293	$315	$(54)	$64,554

As of September 30, 2014 $5.6 million in corporate funds were invested in Westwood Funds and Westwood Common Trust Funds. See Note 9.

6. FAIR VALUE MEASUREMENTS

We determine estimated fair values for our financial instruments using available information. The fair value amounts discussed in our condensed consolidated financial statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities and are classified as level 1 fair value measurements. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by each fund. Market values of our money market holdings generally do not fluctuate.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the values of our assets as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of September 30, 2014:
Investments in securities:
Trading	$70,925	$2,174	$—	$73,099
Total financial instruments	$70,925	$2,174	$—	$73,099

As of December 31, 2013:
Investments in securities:
Trading	$64,554	$—	$—	$64,554
Total financial instruments	$64,554	$—	$—	$64,554

Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) calculated by us as administrator of the funds. The NAV is quoted on an inactive private market however the unit price is based on the market value of the underlying investments that are traded on an active market. Westwood Trust sponsors common trust funds for most of the investment strategies managed by Westwood Management. These strategies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. Investments in the funds are generally redeemable on a daily basis. There are no current plans to sell any of these investments.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2014 and determined that no impairment loss was required. No impairments were recorded during any of the periods presented.

Our intangible assets, which totaled $3.5 million (net of accumulated amortization of $1.5 million) at September 30, 2014, represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. The estimated annual amortization for these assets is $0.4 million for the next five years.

8. BALANCE SHEET COMPONENTS

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2014	2013
Foreign currency translation adjustment	$(857)	$(257)
Accumulated other comprehensive loss	$(857)	$(257)

9. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood International provides investment advisory services to Westwood Investment Funds PLC (the “UCITS Fund”), which was authorized by the Central Bank of Ireland on June 18, 2013 pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (“UCITS”), and which is an Ireland domiciled umbrella-type open-ended self-managed investment company. Westwood Management provides investment advisory services to the Westwood Funds®, a family of mutual funds, and to two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”) that were formed and sponsored by McCarthy Group Advisors, LLC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The CTFs, Westwood Funds®, CITs and LLCs (“Westwood VIEs”) are considered variable interest entities (“VIEs”) because our clients, who hold the equity at risk, do not have a direct or indirect ability through voting or similar rights to make decisions about the funds that would have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

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

Otherwise, we have not provided any financial support we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these VIEs. Our investments in the Westwood Funds® and the CTFs are accounted for as investments in accordance with our other investments described in Note 5.

The following table displays assets under management, corporate money invested and risk of loss in each vehicle (in millions).

	As of September 30, 2014
	Assets
	Under	Corporate	Risk of
	Management	Investment	Loss
VIE's:
Westwood Funds®	$3,407	$3.4	$3.4
Common Trust Funds	2,666	2.2	2.2
Collective Investment Trusts	306	—	—
LLCs	244	—	—
UCITS Fund	829	—	—
VIE totals	7,452

All other assets:
Trust Services	1,129
Advisory Services	11,189
Total AUM	$19,770

10. LONG-TERM INCENTIVE COMPENSATION

Restricted Stock Awards

We have issued restricted shares to our employees and non-employee directors. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended  (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 3,898,100 shares. At September 30, 2014, approximately 505,000 shares remain available for issuance under the Plan.

Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions. As of September 30, 2014, there was approximately $18.8 million of unrecognized compensation expense for restricted stock grants under the Plan that is expected to be recognized over a remaining weighted-average period of 2 years. Our two types of restricted stock grants under the Plan are discussed below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents the total stock based compensation expense recorded for stock based compensation arrangements for the periods indicated (in thousands):

	Nine months ended
	September 30,
	2014	2013
Service condition stock based compensation expense	$5,612	$5,687
Performance condition stock based compensation expense	4,202	2,653
Stock based compensation expense under the Plan	9,814	8,340
Canada EB Plan stock based compensation expense	289	172
Total stock based compensation expense	$10,103	$8,512

Restricted Stock Subject Only to a Service Condition

We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued, an adjustment for restrictions on dividends and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period.

		Weighted Average
		Grant Date Fair
Restricted shares subject only to a service condition:	Shares	Value

Non-vested, January 1, 2014	511,060	$40.49
Granted	182,990	58.78
Vested	(186,680)	38.76
Forfeited	(31,291)	47.87
Non-vested, September 30, 2014	476,079	47.72

Restricted Stock Subject to Service and Performance Conditions

Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over a five year period provided that annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically has been based upon Westwood’s adjusted pre-tax income, as defined. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the final calculation of adjusted pre-tax income, which is derived from the Company’s audited financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In February 2014, the Compensation Committee established the 2014 goal as adjusted pre-tax income of at least $34.0 million, representing a five-year compound annual growth rate in excess of 10% over annual adjusted pre-tax income recorded in 2009. Our adjusted pre-tax income is determined based on our audited financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees and (ii) performance-based restricted stock awards, excluding start up, non-recurring and similar expense items. In the first quarter of 2014, we concluded that it was probable that we would meet the performance goals required to vest the applicable performance based restricted shares this year and began recording expense related to those shares. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

		Weighted Average
		Grant Date Fair
Restricted shares subject to service and performance conditions:	Shares	Value

Non-vested, January 1, 2014	93,000	$44.55
Granted	101,313	58.59
Vested	(93,000)	44.55
Forfeited	—	—
Non-vested, September 30, 2014	101,313	58.59

The above amounts as of September 30, 2014 do not include 185,252 non-vested restricted shares that potentially vest over performance years subsequent to 2014 in as much as the annual performance goals for those years have not been set by the Compensation Committee and therefore no grant date has been established.

Canadian Plan

We have compensation arrangements with certain employees of Westwood International pursuant to which these employees can earn cash awards based on the performance of certain investment products. A portion of such awards may be paid in shares of our stock that vest over a multi-year period. We accrue a liability for these awards over both the annual period in which we determine it is probable that the award will be earned and, for the portion to be settled in shares, over the following three-year vesting period. Cash awards expected to be settled in shares are funded into a trust pursuant to The Share Award Plan of Westwood Holdings Group, Inc. for Service provided in Canada to its Subsidiaries (the “Canadian Plan”).  Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or until forfeited. Shares held in the trust are shown on our condensed consolidated balance sheets as treasury shares. During the first quarter of 2014 and the second quarter of 2013, the trust purchased in the open market 11,476 and 20,251 Westwood common shares for approximately $670,000 and $880,000, respectively.  Until shares are acquired by the trust, we measure the liability as a cash-based award included in “Compensation and benefits payable” on our condensed consolidated balance sheets. When the number of shares related to an award is determinable, the award becomes an equity award accounted for similarly to restricted stock. The trust formed pursuant to the Canadian Plan holds 31,727 shares of Westwood common stock. Under the Canadian Plan, no more than $10 million CAD (or USD $8.9 million using an exchange rate on September 30, 2014) may be funded to the Plan Trustee to fund purchases of common stock with respect to awards granted under the Canadian Plan. At September 30, 2014, the remaining amount available to be paid to the trustee of the Canadian Plan to fund purchases of Westwood common stock was approximately $7.5 million.

Mutual Fund Share Incentive Awards

We grant annually to certain employees mutual fund incentive awards, which are bonus awards based on our mutual funds achieving certain performance goals. Awards granted are notionally credited to a participant account maintained by us that contains a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account.

These awards vest after approximately one year of service following the year in which the participant earns the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has transpired. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the nine months ended September 30, 2014 and 2013, we recorded expense of $0.7 million and $1.8 million, respectively, related to mutual fund share incentive awards. As of September 30, 2014 and December 31, 2013, we had an accrued liability of $0.6 million and $1.9 million, respectively, related to mutual fund incentive awards.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11. RELATED PARTY TRANSACTIONS

The Company engages in transactions with its affiliates in the ordinary course of business.  Westwood International provides investment advisory services to the UCITS Fund. Certain members of our management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the UCITS Fund and, in certain cases, by the UCITS Fund. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates and are negotiated and contracted at arm’s length. For the nine months ended September 30, 2014, the Company earned approximately $645,000 in fees directly from the UCITS Fund. This does not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have entered into an investment management agreement with Westwood International.

12. COMMITMENTS AND CONTINGENCIES

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC. (“Warren”). The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood responded to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase is complete and we are now in the discovery phase, which we hope to complete by the end of 2015.

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

Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We have received insurance proceeds of approximately $240,000 to date and have recorded a receivable of $325,000 as of September 30, 2014, which represents the current estimate of expenses related to this lawsuit that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.

13. SEGMENT REPORTING

We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes. The Company’s Chief Operating Decision Maker evaluates the performance of our segments based primarily on fee revenues and economic earnings. Westwood Holdings Group, Inc., the parent company of Advisory and Trust, does not have revenues and is the entity in which we record typical holding company expenses including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs. All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

Advisory

Our Advisory segment provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals and the Westwood Funds®, as well as investment subadvisory services to mutual funds and our Trust segment. Westwood Management and Westwood International, which provide investment advisory services to clients of similar type, are included in our Advisory segment along with Westwood Advisors, LLC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Trust

Trust provides trust and custodial services to its clients and to our Advisory segment and participates in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

			Westwood
	Advisory	Trust	Holdings	Eliminations	Consolidated
Three months ended September 30, 2014
Net fee revenues from external sources	$22,857	$5,282	$—	$—	$28,139
Net intersegment revenues	3,493	—	—	(3,493)	—
Net interest and dividend revenue	42	—	—	—	42
Other revenue	(59)	—	—	—	(59)
Total revenues	$26,333	$5,282	$—	$(3,493)	$28,122
Economic Earnings	$11,610	$514	$(1,243)	$—	$10,881
Less: Restricted stock expense					3,635
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$7,118

Segment assets	$141,030	$17,780	$7,819	$(34,014)	$132,615
Segment goodwill	$5,219	$6,036	$—	$—	$11,255

Three months ended September 30, 2013
Net fee revenues from external sources	$17,982	$4,672	$—	$—	$22,654
Net intersegment revenues	2,937	—	—	(2,937)	—
Net interest and dividend revenue	140	—	—	—	140
Other revenue	203	1	—	—	204
Total revenues	$21,262	$4,673	$—	$(2,937)	$22,998
Economic Earnings	$8,269	$525	$(1,450)	$—	$7,344
Less: Restricted stock expense					2,915
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$4,301

Segment assets	$103,502	$13,849	$5,651	$(18,100)	$104,902
Segment goodwill	$5,219	$6,036	$—	$—	$11,255

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

			Westwood
	Advisory	Trust	Holdings	Eliminations	Consolidated
Nine months ended September 30, 2014
Net fee revenues from external sources	$69,147	$15,461	$—	$—	$84,608
Net intersegment revenues	10,157	—	—	(10,157)	—
Net interest and dividend revenue	207	1	—	—	208
Other revenue	159	1	—	—	160
Total revenues	$79,670	$15,463	$—	$(10,157)	$84,976
Economic Earnings	$34,871	$1,341	$(4,454)	$—	$31,758
Less: Restricted stock expense					10,103
Intangible amortization					270
Deferred taxes on goodwill					114
Net income					$21,271

Nine months ended September 30, 2013
Net fee revenues from external sources	$52,550	$13,463	$—	$—	$66,013
Net intersegment revenues	7,194	9	—	(7,203)	—
Net interest and dividend revenue	417	1	—	—	418
Other revenue	142	—	—	—	142
Total revenues	$60,303	$13,473	$—	$(7,203)	$66,573
Economic Earnings	$23,902	$1,418	$(4,350)	$—	$20,970
Less: Restricted stock expense					8,512
Intangible amortization					270
Deferred taxes on goodwill					114
Net income					$12,074

The segment presentation above has been updated from the prior presentation to show Economic Earnings, a non-U.S. generally accepted accounting principles (“non-GAAP”) performance measure of segment profit or loss. We provide this measure in addition to, but not as a substitute for, net income, which is reported on a U.S. GAAP basis. Our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that this non-GAAP performance measure of segment profit or loss, while not a substitute for GAAP net income, is useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider this non-GAAP measure of segment profit or loss without considering the financial information prepared in accordance with GAAP.

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

In addition, we have modified the 2013 periods for Economic Earnings of Westwood Holdings to include typical holding company expenses so as to be comparable to the amounts reported in the 2014 periods.

14. SUBSEQUENT EVENT

In October 2014 Westwood’s Board of Directors declared a quarterly cash dividend of $0.50 per common share, an increase of 14% from the previous quarterly dividend rate, payable on January 2, 2015 to stockholders of record on December 15, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014, filed with the SEC and those risks set forth below:

•	our ability to identify and market services that appeal to our customers;
•	the significant concentration of our revenues in a small number of our customers;
•	our relationships with investment consulting firms;
•	our relationships with current and potential customers;
•	our ability to retain qualified personnel;
•	our ability to develop and market new investment strategies successfully;
•	our ability to maintain our fee structure in light of competitive fee pressures;
•	competition in the marketplace;
•	downturns in financial markets;
•	new legislation adversely affecting the financial services industries;
•	interest rates;
•	changes in our effective tax rate;
•	our ability to maintain an effective system of internal controls; and
•	other risks as detailed from time to time in our SEC reports.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We are not obligated and do not undertake an obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events or otherwise.

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds®, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International was established in the second quarter of 2012 and provides global equity and emerging markets investment advisory services to institutional clients, mutual funds and an Ireland-domiciled UCITS fund and common trust funds sponsored by Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management. We believe we have established a track record of delivering competitive risk-adjusted returns for our clients. Approximately 80 percent of our investment strategies have delivered above-benchmark performance and more than 90 percent have experienced below-benchmark volatility over the past ten years. Percentages stated in this section are rounded to the nearest whole percent.

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

Employee Compensation and Benefits

Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits.

Sales and Marketing

Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs.

Westwood Mutual Funds

Westwood Mutual Funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds®.

Information Technology

Information technology expenses are generally costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs.

Professional Services

Professional services expenses generally consist of costs associated with subadvisory fees, audit, legal and other professional services.

General and Administrative

General and administrative expenses generally consist of costs associated with the lease of our office space, investor relations, licenses and fees, depreciation, insurance, office supplies and other miscellaneous expenses.

Assets Under Management

Assets under management increased $2.7 billion to $19.8 billion at September 30, 2014 compared with $17.1 billion at September 30, 2013. The average of beginning and ending assets under management for the third quarter of 2014 was $19.9 billion compared to $16.5 billion for the third quarter of 2013, an increase of 21%.

The following table displays assets under management as of September 30, 2014 and 2013:

			% Change
	As of September 30,		September 30, 2014 vs.
	(in millions)		September 30,
	2014	2013	2013
Institutional	$12,325	$10,929	13%
Private Wealth	4,038	3,821	6
Mutual Funds	3,407	2,372	44
Total Assets Under Management	$19,770	$17,122	15%
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

•

Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements. Investment subadvisory services are provided for the common trust funds by Westwood Management and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently being held in custody for clients, but we believe there is potential for these assets to convert to fee-generating managed assets during an inter-generational transfer of wealth at a future date.

•	Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

	Three Months Ended		Nine Months Ended
($ millions)	September 30,		September 30,
	2014	2013	2014	2013
Institutional
Beginning of period assets	$12,705	$10,084	$12,139	$9,225
Inflows	744	756	1,723	1,650
Outflows	(830)	(437)	(2,227)	(1,480)
Net flows	(86)	319	(504)	170
Market appreciation/(depreciation)	(294)	526	690	1,534
Net change	(380)	845	186	1,704
End of period assets	12,325	10,929	12,325	10,929
Private Wealth
Beginning of period assets	4,107	3,640	4,008	3,339
Inflows	119	87	294	387
Outflows	(101)	(46)	(353)	(278)
Net flows	18	41	(59)	109
Market appreciation/(depreciation)	(87)	140	89	373
Net change	(69)	181	30	482
End of period assets	4,038	3,821	4,038	3,821
Mutual Funds
Beginning of period assets	3,290	2,121	2,784	1,603
Inflows	234	257	700	676
Outflows	(70)	(63)	(253)	(135)
Net flows	164	194	447	541
Market appreciation/(depreciation)	(47)	57	176	228
Net change	117	251	623	769
End of period assets	3,407	2,372	3,407	2,372
Total
Beginning of period assets	20,102	15,845	18,931	14,167
Inflows	1,097	1,100	2,717	2,713
Outflows	(1,001)	(546)	(2,833)	(1,893)
Net flows	96	554	(116)	820
Market appreciation/(depreciation)	(428)	723	955	2,135
Net change	(332)	1,277	839	2,955
End of period assets	$19,770	$17,122	$19,770	$17,122

Three months ended September 30, 2014 and 2013

The $332 million decrease in assets under management for the three months ended September 30, 2014 was due to market depreciation of $428 million and asset outflows of $1.0 billion, partially offset by inflows of $1.1 billion. Inflows were primarily driven by investments into institutional accounts in our Income Opportunity strategy and our Emerging Markets strategies as well as inflows into our Income Opportunity mutual fund. Outflows were primarily related to our LargeCap Value strategy.

The $1.3 billion increase in assets under management for the three months ended September 30, 2013 was due to market appreciation of $723 million and inflows of $1.1 billion, partially offset by outflows of $546 million. Inflows were primarily driven by inflows into institutional accounts in our Emerging Markets strategies and the Westwood Income Opportunity mutual fund and inflows from certain clients into our Master Limited Partnership (“MLP”) strategy. Outflows were primarily related to withdrawals and rebalancing by certain clients in our LargeCap Value strategy.

Nine months ended September 30, 2014 and 2013

The $839 million increase in assets under management for the nine months ended September 30, 2014 was due to market appreciation of $955 million and asset inflows of $2.7 billion, offset by outflows of $2.8 billion. Inflows were primarily driven by investments into institutional accounts in our Emerging Markets strategies as well as our Income Opportunity and MLP strategies.  Inflows into our mutual funds were comprised of investments primarily in our Income Opportunity fund as well as our Short Duration High Yield, SMidCap Plus and SmallCap Value funds. Outflows were primarily related to our LargeCap strategy.

The $3.0 billion increase in assets under management for the nine months ended September 30, 2013 was due to market appreciation of $2.1 billion and inflows of $2.7 billion, partially offset by outflows of $1.9 billion. Inflows were primarily driven by inflows into institutional accounts in our Emerging Markets strategies and the Westwood Income Opportunity mutual fund together with inflows from certain clients to our MLP strategy. Outflows were primarily related to withdrawals and rebalancing by certain clients in our LargeCap Value strategy.

Correction of Immaterial Errors

During the third quarter the Company discovered an understatement of non-cash stock based compensation expense for restricted stock grants subject to both service and performance conditions that had no net effect on total stockholders' equity as of June 30, 2014.  Measurement dates used for fair value determination of the non-cash expense for such grants between 2006 and the second quarter of 2014 were not set in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, Compensation-Stock Compensation, and non-cash stock based compensation was thereby understated during such periods.

The cumulative non-cash impact of additional stock based compensation expense from January 1, 2006 to June 30, 2014, resulted in an approximate $3.3 million overstatement of net income. The non-cash net income impact for each of the first and second quarters of 2014 was an overstatement of approximately $0.2 million for an overstatement of approximately $0.4 million for the first half of 2014.  The non-cash net income impact for each of the first, second and third quarters of 2013 was less than $0.1 million representing less than $0.1 million for the first nine months of 2013.

Pursuant to Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the misstatements were not material to any of its prior period financial statements, including its financial statements for the first and second quarters of 2014.  Although the misstatements were immaterial to prior periods, the prior period financial statements have been revised in this report in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction of this non-cash adjustment to the third quarter of 2014.

Prior period amounts stated in this Form 10-Q have been revised to facilitate comparability between current and prior year periods.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2014 is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

					% Change
					Three months ended	Nine months ended
	Three months ended		Nine months ended		September 30, 2014	September 30, 2014
	September 30,		September 30,		vs.	vs.
	2014	2013	2014	2013	September 30, 2013	September 30, 2013
Revenues
Advisory fees - asset based	$22,857	$17,956	$65,341	$49,989	27%	31%
Advisory fees - performance based	—	26	3,806	2,561	(100)	49
Trust fees	5,282	4,672	15,461	13,463	13	15
Other revenues	(17)	344	368	560	(105)	(34)
Total revenues	28,122	22,998	84,976	66,573	22	28
Expenses
Employee compensation and benefits	13,309	12,508	39,026	36,163	6	8
Sales and marketing	430	326	1,092	947	32	15
Westwood mutual funds	591	599	1,965	1,465	(1)	34
Information technology	807	690	2,536	2,024	17	25
Professional services	983	887	3,554	2,966	11	20
General and administrative	1,410	1,250	4,242	3,723	13	14
Total expenses	17,530	16,260	52,415	47,288	8	11
Income before income taxes	10,592	6,738	32,561	19,285	57	69
Provision for income taxes	3,474	2,437	11,290	7,211	43	57
Net income	$7,118	$4,301	$21,271	$12,074	65%	76%

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Total Revenues. Our total revenues increased $5.1 million or 22% to $28.1 million for the three months ended September 30, 2014 compared with $23.0 million for the three months ended September 30, 2013. Asset-based advisory fees increased $4.9 million or 27% to $22.9 million for the three months ended September 30, 2014 compared with $18.0 million for the three months ended September 30, 2013 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Trust fees increased $0.6 million or 13% to $5.3 million for the three months ended September 30, 2014 compared with $4.7 million for the three months ended September 30, 2013 as a result of increased assets under management at Westwood Trust, primarily due to market appreciation and net client asset inflows. Other revenues, which generally consist of interest and investment income, decreased by $0.4 million for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. Other revenues decreased due to a decrease in net realized and unrealized gains on investments and dividend income of $94,000.

Employee Compensation and Benefits. Employee compensation and benefits costs increased $0.8 million or 6% to $13.3 million for the three months ended September 30, 2014 compared with $12.5 million for the three months ended September 30, 2013. The increase was primarily due to increases in salary expense attributable to increased average headcount and salary increases as well as stock based compensation expense. We had 121 full-time employees as of September 30, 2014 compared to 103 full-time employees as of September 30, 2013.

Provision for Income Taxes. The effective tax rate decreased to 32.8% for the three months ended September 30, 2014 from 36.2% for the three months ended September 30, 2013 primarily due to operating income generated by Westwood International in the 2014 period and operating losses generated by Westwood International in the 2013 period, which are taxed at a lower Canadian tax rate.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Total Revenues. Our total revenues increased $18.4 million or 28% to $85.0 million for the nine months ended September 30, 2014 compared with $66.6 million for the nine months ended September 30, 2013. Asset-based advisory fees increased $15.3 million or 31% to $65.3 million for the nine months ended September 30, 2014 compared with $50.0 million for the nine months ended September 30, 2013 as a result of increased average assets under management due to market appreciation and asset inflows from new and existing clients, partially offset by the withdrawal of assets by certain clients. Performance-based advisory fees were $3.8 million in the nine months ended September 30, 2014 compared with $2.6 million in the nine months ended September 30, 2013. Trust fees increased $2.0 million or 15% to $15.5 million for the nine months ended September 30, 2014 compared with $13.5 million for the nine months ended September 30, 2013 as a result of increased assets under management at Westwood Trust primarily due to market appreciation and net client asset inflows. Other revenues, which generally consist of interest and investment income, decreased primarily due to a decrease in dividend income.

Employee Compensation and Benefits. Employee compensation and benefits costs increased $2.8 million or 8% to $39 million for the nine months ended September 30, 2014 compared with $36.2 million for the nine months ended September 30, 2013. The increase was primarily due to increases of $1.8 million in cash-based incentive compensation expense, $1.4 million in salary expense due primarily to increased average headcount and salary increases and $1.6 million in stock based compensation expense, partially offset by decreases in special performance award incentives and signing bonuses. We had 121 full-time employees as of September 30, 2014 compared to 103 full-time employees as of September 30, 2013.

Westwood Mutual Funds. Westwood Mutual Funds expenses increased $0.5 million to $2.0 million for the nine months ended September 30, 2014 compared with $1.5 million for the nine months ended September 30, 2013 primarily due to increases in shareholder servicing and subadvisor fees based on a percentage of assets under management as such assets have increased substantially. The expense has remained consistent as a percentage of total revenues.

Information Technology. Information technology costs increased by $0.5 million to $2.5 million for the nine months ended September 30, 2014 compared with $2.0 million for the nine months ended September 30, 2013 primarily due to increased research expenses and maintenance and support expenses. The expense has remained consistent as a percentage of total revenues.

Professional Services. Professional services expenses increased by $0.6 million to $3.6 million for the nine months ended September 30, 2014 compared with $3.0 million for the nine months ended September 30, 2013 primarily due to increases in subadvisory fees and other professional services expense, partially offset by a decrease in legal and tax advisory expenses.

General and Administrative. General and administrative expenses increased by $0.5 million to $4.2 million for the nine months ended September 30, 2014 compared with $3.7 million for the nine months ended September 30, 2013 due to increases in various support services.

Provision for Income Taxes. The effective tax rate decreased to 34.7% for the nine months ended September 30, 2014 from 37.4% for the nine months ended September 30, 2013 primarily due to operating income generated by Westwood International in the 2014 period and operating losses generated by Westwood International in the 2013 period, which are taxed at a lower Canadian tax rate.

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

Our Economic Earnings increased by 48% to $10.9 million for the three months ended September 30, 2014 compared with $7.3 million for the three months ended September 30, 2013, primarily due to increases in advisory fees. For the nine months ended September 30, 2014, Economic Earnings increased by 51% to $31.8 million compared with $21.0 million for the nine months ended September 30, 2013, primarily due to increases in advisory fees.

The following tables provide a reconciliation of net income to Economic Earnings (in thousands):

	Three Months Ended
	September 30,		%
	2014	2013	Change
Net Income	$7,118	$4,301	65%
Add: Stock based compensation expense	3,635	2,915	25
Add: Intangible amortization	90	90	—
Add: Tax benefit from goodwill amortization	38	38	—
Economic Earnings	$10,881	$7,344	48

Diluted weighted average shares outstanding	7,734,309	7,597,001
Economic Earnings per share	$1.41	$0.97

	Nine Months Ended
	September 30,		%
	2014	2013	Change
Net Income	$21,271	$12,074	76%
Add: Stock based compensation expense	10,103	8,512	19
Add: Intangible amortization	270	270	—
Add: Tax benefit from goodwill amortization	114	114	—
Economic Earnings	$31,758	$20,970	51

Diluted weighted average shares outstanding	7,801,073	7,667,851
Economic Earnings per share	$4.07	$2.73

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2014, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the nine months ended September 30, 2014, cash flow provided by operating activities, principally our investment advisory business, was $20.9 million. Cash flow used in investing activities during the nine months ended September 30, 2014 of $337,000 was related to the purchases of fixed assets. Cash flow used in financing activities during the nine months ended September 30, 2014 of $14.6 million was due to the payment of dividends and restricted stock returned for payment of taxes partially offset by tax benefits from stock based compensation.

We had cash and investments of $89.6 million as of September 30, 2014 and $75.4 million as of December 31, 2013. At September 30, 2014 and December 31, 2013, working capital aggregated $84.1 million and $71.4 million respectively. As required by the Texas Finance Code, Westwood Trust maintains current assets in an amount equal to the required minimum restricted capital of $1.25 million, which is included in Investments in the accompanying condensed consolidated balance sheets. We had no liabilities for borrowed money at September 30, 2014.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014, filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

As of September 30, 2014, there have been no material changes outside the ordinary course of business to our contractual obligations since December 31, 2013. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2013.

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2013. Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2013. As of September 30, 2014, there has been no material change to the information concerning our critical accounting policies and estimates.

Accounting Developments

Refer to Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

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

For the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC. (“Warren”). The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase is complete and we are now in the discovery phase, which we hope to complete by the end of 2015.

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

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
July 1 through September 30, 2014
Repurchase program (1)	—	—	—		$10,000,000
Canada Share Plan (2)	—	—	—	CAD	$8,368,500
Employee transactions (3)	332	$60.04	—		—
(1)

On July 20, 2012, our board of directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the board of directors.

(2)

On April  18, 2013, our stockholders approved the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canada Share Plan”), which contemplates a trustee purchasing up to $10 million (CAD) of our outstanding common stock on the open market for the purpose of making share awards to our Canadian employees. The Canada Share Plan has no expiration date and may be discontinued at any time by the board of directors.

(3)

Consists of shares of common stock tendered by an employee at the market close price on the date of vesting in order to satisfy the employee’s tax withholding obligations from vested restricted shares. We anticipate having additional shares tendered in subsequent periods for the same purpose.

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

Dated: October 23, 2014	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer