Form 10-K
period 2014-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2015-02-26
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value on June 30, 2014 of the voting and non-voting common equity held by non-affiliates of the registrant was $371,336,264. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 24, 2015: 8,404,585.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

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

General

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, LLC (“Westwood Management”), Westwood Trust and Westwood International Advisors Inc. (“Westwood International”). Westwood Management, founded in 1983, provides investment advisory services to corporate and public retirement plans, endowments and foundations, a family of mutual funds called the Westwood Funds ®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (“UCITS”), and individuals and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Westwood International, based in Toronto, was established in 2012 and provides global and emerging markets investment advisory services to institutional clients, the Westwood Funds ®, other mutual funds, a UCITS fund and clients of Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management. Westwood Management, Westwood Trust and Westwood International collectively managed assets valued at approximately $20.3 billion at December 31, 2014.We were incorporated under the laws of the State of Delaware on December 12, 2001. We are an independent public company and our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock of Westwood Management, Westwood Trust and Westwood International.

The success of our business is very dependent on client relationships. We believe that, in addition to investment performance, client service is paramount in the asset management business. Accordingly, a major business focus is to build strong relationships with clients to enhance our ability to anticipate their needs and satisfy their investment objectives. Our team approach is designed to deliver efficient, responsive service to our clients.

We have focused on building our foundation in terms of personnel and infrastructure to support a larger business. We have developed investment strategies that we expect to be desirable within our target institutional, private wealth and mutual fund markets. Developing new investment strategies and building the organization can result in incurring expenses before significant offsetting revenues are realized. We continue to evaluate new strategies and resources in terms of meeting investor needs.

Merger Agreement

On January 15, 2015, we entered into an agreement to acquire Woodway Financial Advisors (“Woodway”), a Houston-based private wealth and trust company that managed assets of approximately $1.6 billion at December 31, 2014. The acquisition will occur pursuant to a Reorganization Agreement and Agreement and Plan of Merger (the “Merger Agreement”) by and among Westwood, Westwood Trust, Woodway and certain shareholders of Woodway.

Pursuant to the Merger Agreement, Woodway will merge with Westwood Trust, with Westwood Trust being the surviving entity (the “Merger”). The total merger consideration consists of (i) $32 million, subject to adjustment for the amount of Woodway’s working capital at closing, and subject to reduction for Woodway’s outstanding indebtedness and unpaid transaction expenses as of closing, and (ii) an earn-out amount equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period following the effective time of the Merger (the “Earn-Out Period”), adjusted for clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”).

Approximately 73% of the total merger consideration will be paid in cash with the remaining 27% paid through issuance of shares of Westwood common stock. The stock portion of the initial merger consideration payable at closing will be determined by using the average closing price of Westwood common stock over the 15 business days prior to the signing date. The stock portion of the Earn-Out Amount will be determined by using the average closing price of Westwood common stock for the last 30 days of the Earn-Out Period. The shares of Westwood common stock issued pursuant to the Merger will be issued only to “accredited investors” within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”).

The Merger Agreement contains customary representations, warranties and covenants by the parties, as well as indemnification rights. Subject to customary loss baskets and caps, losses resulting from breach of the representations, warranties or covenants of Woodway or the Woodway shareholders may be recouped or set off against the Earn-Out Amount. Each of the board of directors of Westwood, Westwood Trust and Woodway, as well as the shareholders of Woodway, has approved the Merger and Merger Agreement. The Merger is subject to approval by the Texas Department of Banking, as well as customary closing conditions.

Available Information

We maintain a website at www.westwoodgroup.com. Information contained on, or connected to, our website is not incorporated by reference into this Report and should not be considered part of this Report or any other filing that we make with the Securities and Exchange Commission (“SEC”). All of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website. Our Code of Business Conduct, Corporate Governance Guidelines and Audit Committee, Compensation Committee and Governance/Nominating Committee Charters are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to Tiffany B. Kice, our Chief Financial Officer, at the address set forth in the front of this Report. The public can also obtain any document we file with the SEC at www.sec.gov.

Advisory

General

Our advisory business is comprised of Westwood Management and Westwood International and encompasses three distinct investment teams – the U.S. Value Team, the Global Convertible Securities Team, and the Global and Emerging Markets Equity Team.

Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums vary by investment strategy and generally range from $10 million to $25 million. Westwood Management also provides advisory services to individuals, the Westwood Funds ® and a UCITS fund, as well as subadvisory services to other mutual funds and pooled investment vehicles. Westwood Management’s investment strategies are managed by the U.S. Value Team and the Global Convertible Securities Team. The U.S. Value team utilizes a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. The Global Convertible Securities Team manages strategies based on asymmetric return profiles inherent in convertible securities and seeks to provide superior risk‐adjusted returns over medium to long‐term time horizons.  The team’s global focus is intended to provide a robust opportunity set and a clearer view of the broad convertibles universe. The Global Convertible Securities Team draws on the proprietary fundamental research of all three of Westwood’s investment teams in order to identify securities with an attractive risk-adjusted return profile. Our investment professionals average fifteen years of investment experience, and one third of our investment team has worked together at Westwood for more than five years. We believe team continuity and years of experience are among the critical elements required for successfully managing investments.

Our Toronto-based Global and Emerging Markets Team is called Westwood International and provides investment advisory services to large institutions, pooled investment vehicles and a UCITS fund, as well as subadvisory services to the National Bank Westwood Funds, which are mutual funds offered by National Bank of Canada. Westwood International has entered into a Memorandum of Understanding (“MOU”) with Westwood Management pursuant to which Westwood International is considered a “participating affiliate” of Westwood Management as that term is used in relief granted by the staff of the SEC allowing U.S. registered investment advisers to use portfolio management or research resources of advisory affiliates subject to the supervision of a registered adviser. Pursuant to the MOU, Westwood International professionals provide advisory and subadvisory services to certain Westwood Funds ®, pooled investment vehicles and large U.S. institutions under the supervision of Westwood Management. Westwood International’s investment strategies are managed by the Global and Emerging Markets Equity Team.  The team emphasizes Economic Value Added (EVA) in its investment process and seeks to identify mispriced businesses that can generate positive and sustainable earnings growth.

Investment Strategies

We offer a broad range of investment strategies allowing us to serve various client types and investment objectives. Approximately 54% of our consolidated revenues are invested in our LargeCap Vaue, Income Opportunity and SMidCap Value strategies. The principal investment strategies currently managed by Westwood Management are as follows:

LargeCap Value: Investments in equity securities of approximately 40-60 seasoned companies with market capitalizations at purchase of generally over $7.5 billion. This portfolio is invested in companies where we expect that future profitability, driven by operational improvements, will exceed expectations reflected in current share prices.

Dividend Growth: Investments in equity securities of approximately 30-50 high quality companies with market capitalizations at purchase of generally over $1 billion. This portfolio is invested in companies of which at least 80% are paying dividends and whose prospects for dividend growth are strong. This strategy combines quantitative and fundamental research to create a diversified portfolio of companies that we believe can create value for shareholders.

SMidCap Plus+: Investments in equity securities of approximately 45-65 companies with market capitalizations at purchase of between $2 billion and $15 billion. Similar to our other value-oriented investment strategies, we seek to discover operational improvements driving earnings growth within small to mid-sized companies that can be purchased at reasonable prices.

SMidCap Value: Investments in equity securities of approximately 50-70 companies with market capitalizations at purchase of between $500 million and $8 billion. Similar to our other value-oriented investment strategies, we seek to discover operational improvements driving earnings growth within small to mid-size companies that can be purchased at reasonable prices. This strategy reached its asset capacity in 2010 and is now closed to new investors.

SmallCap Value: Investments in equity securities of approximately 50-70 companies with market capitalizations at purchase of between $100 million and $2 billion. Similar to our other value-oriented investment strategies, we seek to invest in high quality companies whose earnings growth is driven by operational improvements not yet fully recognized by the market.

AllCap Value: Investments in equity securities of approximately 50-80 seasoned companies. The portfolio generally comprises our investment professionals’ best ideas for companies with market capitalizations at purchase of above $100 million. Similar to our other value-oriented investment strategies, we seek to invest in companies across a broad range of market capitalizations where we expect that future profitability, driven by operational improvements, will be higher than expectations currently reflected in share prices.

Balanced: Investments in a combination of equity and fixed income securities, designed to provide both growth and income opportunities, while emphasizing asset preservation in “down” markets. Westwood Management applies its expertise in dynamic asset allocation and security selection decisions in executing this balanced strategy approach.

Income Opportunity: Investments in dividend-paying common stocks, preferred stocks, convertible securities, master limited partnerships, royalty trusts, REITs and selected debt instruments. This portfolio’s strategy focuses on companies with strong and improving cash flows able to support sustainable or rising income streams. This strategy is targeted towards investors seeking current income, a competitive total return and low volatility through dividend-paying or interest-bearing securities.

Master Limited Partnership Infrastructure Renewal (“MLPs”): Investments include MLPs (including limited partnerships and general partnerships) and other securities, focusing on partnerships that exhibit higher distribution yields, stable and predictable cash flows, low correlations to other asset classes, and growth potential.

Investment Grade Fixed Income: Investments in high-grade, intermediate term corporate and government bonds. We seek to add value to client portfolios through yield curve positioning and investing in debt instruments with improving credit quality potential.

Strategic Global Convertibles: This strategy seeks to provide equity-like returns with lower volatility by investing in a portfolio of balanced convertible securities of 60-90 worldwide issuers.

Absolute Return Global Convertibles: This strategy seeks to produce positive absolute returns over a full market cycle with low volatility by combining a yield-focused portfolio that invests in high quality, short duration convertible securities with a hedged portfolio that utilizes convertible arbitrage and other hedging strategies.

We employ a value-oriented approach for our domestic equity investment strategies. The common thread that permeates these strategies is our disciplined approach to controlling risk and preserving client assets whenever possible. Our investment teams seek to invest in companies with high levels of free cash flow, improving returns on equity, and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. Through investments in companies that exhibit these characteristics, we seek to generate consistently superior performance relative to our industry peers and relevant benchmark indices. We believe that we have established a track record of delivering competitive risk-adjusted returns for our clients.

Westwood International offers global and emerging markets equity investment strategies. Over 85% of Westwood International’s $3.3 billion of assets under management at December 31, 2014 is invested in our Emerging Markets strategies. The principal investment strategies currently managed by Westwood International are as follows:

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

Our ability to grow assets under management is primarily dependent on our ability to generate competitive investment performance, our success in building strong relationships with investment consulting firms and other financial intermediaries, as well as our ability to develop new client relationships while nurturing existing relationships. We continually seek to expand assets under management by growing our existing investment strategies as well as developing new ones. We intend to grow our investment strategies internally but may also consider acquiring new investment strategies from third parties, as discussed under “Growth Strategy” below. Our growth strategy provides clients with more investment opportunities and diversifies our assets under management, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients. Our ten largest clients accounted for over 20% of our fee revenues for the year ended December 31, 2014. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.

Advisory and Subadvisory Agreements

Westwood Management and Westwood International manage client accounts under investment advisory and subadvisory agreements. Typical for the asset management industry, such agreements are usually terminable upon short notice and provide for compensation based on the market value of client assets under management. Westwood’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the previous quarter, or are based on a daily or monthly analysis of assets under management for the stated period. A few clients have contractual performance-based fee arrangements, which generate additional revenues if we outperform a specified index over a specific period of time. Revenue for performance-based fees is recorded at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood provides overall investment management services, including directing investments in conformity with client-established investment objectives and restrictions. Unless otherwise directed in writing by clients, Westwood has the authority to vote all proxies with respect to securities in client portfolios.

Westwood Management and Westwood International are parties to subadvisory agreements with other investment advisors under which they perform similar services under advisory agreements. Our subadvisory fees are generally computed based upon the average daily assets under management and are payable on a monthly basis.

Westwood Management provides investment advisory services to the Westwood Funds ® family of mutual funds, which includes Westwood Income Opportunity, Westwood SMidCap, Westwood LargeCap Value, Westwood SmallCap Value, Westwood Dividend Growth, Westwood SMidCap Plus+, Westwood Short Duration High Yield, Westwood Opportunistic High Yield, Westwood MLP & Strategic Energy, Westwood Emerging Markets, Westwood Global Equity and Westwood Global Dividend. Westwood Short Duration High Yield and Westwood Opportunistic High Yield are subadvised by SKY Harbor Capital Management, LLC, a registered investment adviser based in Greenwich, Connecticut. As of December 31, 2014, the Westwood Funds ® had assets under management of $3.7 billion.

Trust

General

Through Westwood Trust, we provide trust investment services and participation in Westwood Trust sponsored common trust funds to institutions and high net worth individuals and families generally having at least $2 million in investable assets. Westwood Trust seeks to define and improve risk/return profiles of client investment portfolios by offering a comprehensive investment solution or enhancing clients’ existing investment strategies. Westwood Trust provides back office services to clients, including tax reporting, distribution of income to beneficiaries, preparation of account statements and attending to the special needs of particular trusts, and also serves as trustee for tax and estate-planning purposes and for special needs trusts. Westwood Trust is chartered and regulated by the Texas Department of Banking.

Westwood Trust primarily provides services for agency relationships, employee benefit trusts and personal trusts. Employee benefit trusts include defined contribution plans, pensions and profit sharing plans. Westwood Trust may also be appointed as a trustee and may provide administrative support for these plans, as well as investment advisory and custodial services. Personal trusts are developed to achieve several different objectives and Westwood Trust acts as trustee to such trusts and assists in developing tax-efficient trust portfolios. Fees charged by Westwood Trust are separately negotiated with each client and are typically based on assets under management.

Services

Westwood Trust has a fiduciary responsibility for management of each client’s assets and utilizes a consultative asset allocation approach. Our approach involves examining the client’s financial situation, including the client’s current portfolio of investments, and advising the client on ways to enhance investment returns and strengthen its financial position based on the client’s specific goals. Westwood Trust also provides custodial services, safekeeping and accounting services.

Common Trust Funds

Westwood Trust sponsors a number of common trust funds in which client assets are commingled to achieve economies of scale. Westwood Trust’s common trust funds fall within two basic categories: personal trusts and employee benefit trusts. Westwood Trust sponsors common trust funds for most of the investment strategies managed by Westwood Management and Westwood International. Westwood Trust also engages SKY Harbor Capital Management, LLC, William Blair & Company, LLC and Brandywine Global Investment Management, LLC, all registered investment advisors, to subadvise our High Yield Bond, Domestic Growth Equity and International Fixed Income common trust funds, respectively.

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

Distribution Channels

We market our services through several distribution channels to expand the reach of our investment advisory services. These channels enable us to leverage distribution infrastructures and capabilities of other financial services firms and intermediaries while focusing on our core competency of developing and managing investment strategies.

Institutional Investment Consultants

Investment consulting firms serve as gatekeepers to the majority of corporate retirement plans, public retirement plans, endowments and foundations, which represent Westwood’s primary institutional target markets. Consultants provide guidance to their clients in setting asset allocation strategy, as well as creating investment policies. Consultants also make recommendations for investment firms they believe can best meet their client’s investment objectives. We have established strong relationships with many national and regional investment consulting firms, which have contributed to our being considered and hired by their clients. Continuing to enhance existing consulting firm relationships, as well as forging new relationships, increases the awareness of our services in both the consultant community and within their institutional client base.

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

Growth Strategy

We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that this focused, stable team has contributed significantly to our solid investment performance, superior client service and a growing array of investment strategies. We believe that opportunities for future growth may come from our ability to:

•	generate growth from new and existing clients and consultant relationships;
•	attract and retain key employees;
•	grow assets in our existing investment strategies;
•	foster continued growth of the Westwood Trust platform;
•	foster expanded distribution via mutual funds;
•	pursue strategic corporate development opportunities;
•	pursue opportunities internationally through targeted sales and relationships with international distributors and institutional investors;
•	continue to strengthen our brand name;
•	develop or acquire new investment strategies; and
•	expand our distribution focus to target U.S. plan sponsors more directly.

Generate growth from new and existing clients and consultant relationships. As our primary business objective, we intend to maintain and enhance existing relationships with clients and investment consultants by providing solid investment performance and attentive client service. We also intend to pursue growth via targeted sales and marketing efforts that emphasize our investment philosophy and performance and superior client service. New institutional client accounts are generally sourced from investment consultants, and we have productive long-term relationships with many national and regional investment consultants. We believe that the in-depth knowledge of our firm, our people and our processes embedded in our consultant and client relationships is a key factor when being considered for new client investment mandates.

Attract and retain key employees. To achieve our investment performance and client relationship objectives, we must be able to attract and retain talented professionals. We believe that we have created a workplace environment in which motivated, performance-driven, and client-oriented individuals can thrive. As a public company, we can offer our employees a compensation program that includes strong equity incentives to closely align their success with that of our clients and stockholders. We believe that these factors are critical ingredients in maintaining a stable, client-focused environment that can support significant future growth.

Grow assets in our existing investment strategies. Most of our existing, seasoned investment strategies have significant capacity for additional assets. In order to expand our offerings for current and prospective clients, we launched Westwood International in 2012, thereby offering five new equity strategies that focus on emerging and global markets: Emerging Markets, Emerging Markets Plus, Emerging Markets SMid, Global Equity and Global Dividend. Our emerging markets strategies are experiencing strong investor demand, and we believe they represent significant growth opportunities. Assets in our Income Opportunity strategy have grown substantially since 2011 and, exceed $4 billion at the end of 2014, as the strategy receives strong interest from our private wealth and mutual fund channels, as well as from institutional mandates. We have the team in place to support these investment strategies and with continuing strong investment performance, we believe that demand for these strategies can provide meaningful growth in our assets under management.

Foster continued growth of the Westwood Trust platform. Westwood Trust has experienced solid growth in serving small to medium-sized institutions as well as high net worth individuals and families. We anticipate continued interest from clients and prospects in our diversified, highly attentive service model. A significant percentage of new asset growth at Westwood Trust stems from referrals and gathering additional assets from existing clients. We believe that our Enhanced Balanced ™ strategy, which offers diversified exposure to multiple asset classes in a tax-efficient, comprehensive way, provides good opportunities for growth.

Foster expanded distribution via mutual funds. We have twelve funds in the Westwood Funds® family: Westwood SMidCap (WHGMX), Westwood Income Opportunity (WHGIX), Westwood LargeCap Value (WHGLX), Westwood SmallCap Value (WHGSX), Westwood Dividend Growth (WHGDX), Westwood SMidCap Plus+ (WHGPX), Westwood Short Duration High Yield (WHGHX), Westwood Opportunistic High Yield (WWHYX), Westwood MLP & Strategic Energy (WMLPX), Westwood Emerging Markets (WWEMX), Westwood Global Equity (WWGEX) and Westwood Global Dividend (WWGDX). We believe that providing investors access to our mutual funds is a key component to achieving asset growth in the defined contribution and retirement marketplaces as well as with registered investment advisors. With the exception of Westwood Short Duration High Yield and Westwood Opportunistic High yield, which are both subadvised by SKY Harbor Capital Management, LLC, the Westwood Funds ® generally mirror our institutional strategies. The funds offer capped expense ratios and are available in an institutional share class for all funds. We also offer A shares for Westwood LargeCap Value (WWLAX), Westwood Income Opportunity (WWIAX), Westwood Emerging Markets (WWEAX) and Westwood Short Duration High Yield (WSDAX) in order to target No Transaction Fee (“NTF”) mutual fund supermarket platforms and the broker/dealer marketplace.

Pursue strategic corporate development opportunities. We evaluate corporate development opportunities strategically in order to augment organic growth. We may pursue various transactions, including acquisitions of asset management firms, mutual funds or private wealth firms, as well as hiring investment professionals or teams. We consider opportunities to enhance our existing operations, expand our range of investment strategies and services or further develop our distribution capabilities. By acquiring investment firms or by hiring investment professionals or teams that successfully manage investment strategies beyond our current expertise, we can attract new clients and provide existing clients with an even more diversified range of investment strategies. We may also consider forging alliances with other financial services firms to leverage our core competency of developing superior investment strategies with alliance partners who can provide enhanced distribution capabilities or additional service offerings. In October 2014, we hired our Global Convertible Securities Team to manage a new, convertible securities strategy, and in January 2015, we entered into a Merger Agreement with Woodway to grow our private-wealth business.

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

Continue to strengthen our brand name. We believe that the strength of our brand name has been a key component to our long-term success in the investment industry and will be instrumental to our future success. We have developed our strong brand name largely through excellent performance coupled with high profile coverage in investment publications and electronic media. Several of our investment professionals have been visible in print and electronic media, and we will continue to look for creative ways to strengthen our brand name and reputation in our target markets.

Develop or acquire new investment strategies. We continue to look for opportunities to expand the range of investment strategies that we offer to existing and prospective clients. We may consider internally-developed strategies that extend our existing investment process to new markets and may also consider externally acquired investment strategies. An expanded range of investment strategies offers us additional ways to serve our client base, generating more diversified revenue streams, as well as asset and revenue growth opportunities.

Expand our distribution focus to target U.S. plan sponsors more directly. As we look to expand our footprint within the U.S. institutional market, we will be taking an active approach in meeting directly with pension funds, endowments, foundations and other institutional investors. We believe this will complement our existing efforts with investment consultants while also increasing the universe of prospects with whom to discuss our firm and our strategies.

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

We compete against numerous investment dealers, banks, insurance companies, mutual fund companies, exchange-traded funds, brokerage and investment firms, and others that sell equity funds, taxable income funds, tax-free investments and other investment products. In addition, the allocation of assets by many investors from active equity investment to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to compete with us effectively. In summary, our competitive landscape is intense and dynamic, and we may not be able to compete effectively in the future as an independent company.

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

Regulation

Westwood Management

Virtually all aspects of our business are subject to federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients. Under such laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit advisers from carrying on their business if they fail to comply with such laws and regulations. Possible sanctions include suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. We believe that we are in substantial compliance with all material laws and regulations.

Our business is subject to regulation at both federal and state levels by the SEC and other regulatory bodies. Westwood Management Corp. and Westwood Advisors are registered with the SEC under the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and under the laws of various states. As registered investment advisers, Westwood Management Corp. and Westwood Advisors are regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping operational and marketing requirements and disclosure obligations. Westwood Management Corp. also acts as adviser to the Westwood Funds ®, a family of mutual funds registered with the SEC under the Investment Company Act of 1940. As an adviser to a registered investment company, Westwood Management Corp. must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance and restrictions on transactions with affiliates. Under SEC rules and regulations promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management Corp. and Westwood Advisors to comply with SEC requirements could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized. We believe that we are in substantial compliance with the regulations under the Investment Advisers Act, the Investment Company Act and the USA PATRIOT Act.

Westwood Trust

Westwood Trust operates in a highly regulated environment and is subject to extensive supervision and examination. As a Texas chartered trust company, Westwood Trust is subject to the Texas Finance Code (the “Finance Code”), the rules and regulations promulgated under the Finance Code and supervision by the Texas Department of Banking. These laws are intended primarily for the protection of Westwood Trust’s clients and creditors rather than for the benefit of investors. The Finance Code provides for and regulates a variety of matters, such as:

•	minimum capital maintenance requirements;
•	restrictions on dividends;
•	restrictions on investments of restricted capital;
•	lending and borrowing limitations;
•	prohibitions against engaging in certain activities;
•	periodic fiduciary and information technology examinations by the Texas Department of Banking Commissioner;

•	furnishing periodic financial statements to the Texas Department of Banking Commissioner;
•	fiduciary record keeping requirements; and
•	prior regulatory approval for certain corporate events (such as mergers, sale/purchase of all or substantially all Trust company assets and transactions transferring control of a trust company).

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

Employee Retirement Income Security Act of 1974

We are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to the related regulations, insofar as we are a “fiduciary” under ERISA with respect to some clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on fiduciaries under ERISA or on entities that provide services to ERISA plan clients and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect.

Employees

At December 31, 2014, we had 130 full-time employees (116 based in the United States and 14 based in Canada). No employees are represented by a labor union, and we believe our employee relations to be good.

Segment Information

For information about our operating segments, Advisory and Trust, please see Note 15 to the consolidated financial statements accompanying this Report.

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

Risks Related to the Investment Industry

Our business is subject to extensive regulation with attendant compliance costs and serious consequences for violations; expansion into international markets and introduction of new products and services increases our regulatory and operational risks.

Virtually all aspects of our business are subject to laws and regulations, including the Investment Advisers Act, the Investment Company Act, and anti-money laundering laws. These laws and regulations generally grant regulatory agencies broad administrative powers, including the power to limit or restrict us from operating our business, as well as powers to place us under conservatorship or closure if we fail to comply with such laws and regulations. Violations of such laws or regulations could subject us or our employees to disciplinary proceedings and civil or criminal liability, including revocation of licenses, censures, fines or temporary suspensions, permanent barring from the conduct of business, conservatorship, or closure. Any such proceeding or liability could have a material adverse effect upon our business, financial condition, results of operations and business prospects.

In addition, the regulatory environment in which we operate is subject to change. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. In recent years, regulators have increased their oversight of the financial services industry. Some regulations are focused directly on the investment management industry, while others are more broadly focused but affect our industry as well. The Dodd-Frank Act of 2010 significantly increased and revised the federal rules and regulations governing the financial services industry and, in addition to other regulations, has generally resulted in increased compliance and administrative requirements. For example, the SEC’s adoption of Form PF and revisions to Form ADV impose additional reporting requirements for SEC-registered investment advisors. Additionally, ERISA Section 408(b)(2) and related regulations require additional information to be provided to ERISA-governed retirement plans. While we believe that changes in laws, rules and regulations, including those discussed above, have increased our administrative and compliance costs, we are unable to quantify the increased costs attributable to such changes. See “Item 1. Business — Regulation.”

Recently, we have expanded our product offerings and international business activities with strategies in global and emerging markets, global income funds, UCITS funds and global convertible securities. Additionally, our client base continues to expand internationally. As of December 31, 2014, approximately 17% of our AUM is managed for clients who are domiciled in foreign countries. As a result, we face increased operational, regulatory, compliance, reputation and foreign exchange rate risks. In particular, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.

We devote considerable time and resources to both domestic and international compliance; however, we may fail to timely and properly identify regulatory requirements or modify our compliance procedures for changes in our regulatory environment, which may subject us to legal proceedings, domestic and foreign government investigations, penalties and fines.

Our results of operations depend upon the market value and composition of assets under management, which can fluctuate significantly based on various factors, some of which are beyond our control.

Our revenues are primarily generated from fees derived as a percentage of assets under management (“AUM”). The value of our AUM can be negatively impacted by several factors, including:

•

Market performance: Performance of the securities markets could be impacted by a number of factors beyond our control, including, among others, general economic downturns, political uncertainty or acts of terrorism. Negative performance within the securities markets or short-term volatility within the securities markets could result in investors withdrawing assets, decreasing their rates of investment or shifting assets to cash or other asset classes or strategies that we do not manage, all of which could reduce our revenues. In addition, during periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.

•

Investment performance: Because we compete with many asset management firms on the basis of our investment strategies, the maintenance and growth of assets under management is dependent, to a significant extent, on the investment performance of the assets that we manage. Poor performance tends to result in the loss or reduction of client accounts, which decreases revenues. Underperformance relative to peer groups for our various investment strategies could adversely affect our results of operations, especially if such underperformance continues for an extended period of time. The historical returns of our strategies and the ratings and rankings we, or the mutual funds that we advise, have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future.  The investment performance we achieve for our customers varies over time and variances can be wide. In addition, certain of our investment strategies have capacity constraints, as there is a limit to the number of securities available for the strategy to operate effectively.  In those instances, we may choose to limit access to new or existing investors.

The investment management and private wealth industry is highly competitive and innovative.

The investment management and private wealth industry is highly competitive, with competition based on a variety of factors, including investment performance, fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation and differentiated products.  A number of factors increase our competitive risks, including the following:

•	Potential competitors have a relatively low cost of entering the investment management industry.
•	Many competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do.
•	The recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of some of our competitors.
•	The enhanced ability for firms offering index funds, fixed income or similar non-equity asset classes through passive equity management to effectively compete with us.
•	Some competitors may invest according to different investment styles or in alternative asset classes that may be perceived as more attractive than the investment strategies we offer.
•	Other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals.
•	Some competitors charge lower fees for their investment management services than we do.
•	Some competitors may provide additional client services, including banking, financial planning and tax planning.

If we are unable to compete effectively, our earnings could be reduced and our business could be adversely affected.

Westwood invests in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

As of December 31, 2014, approximately 17% of our assets under management were invested in strategies offering access to global strategies, mostly comprised of securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of clients invested in these strategies. Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty, including, for example, the broad decline in global economic conditions beginning in 2008 and the slow recovery thereafter. Additionally, many financial markets are less developed or efficient than U.S. financial markets and therefore may have limited liquidity and higher price volatility, and may lack an established regulatory framework. Liquidity may be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. As a result, we may be unable to attract or retain client investments in these strategies, and our results of operations may be negatively affected.

Due to the substantial cost and time required to introduce new investment strategies, we may not be able to successfully introduce new investment strategies in a timely manner, or at all.

We have incurred significant costs to develop new investment strategies, launch new mutual funds under the Westwood Funds ® name and upgrade our business infrastructure. We expect to continue to incur significant costs related to such improvements.

The development of new investment strategies, whether through acquisition or internal development, requires a substantial amount of time and significant financial resources, including expenses related to compensation, sales and marketing, information technology, legal counsel and other professional services. Our ability to market and sell a new investment strategy depends on our financial resources, the investment performance of the specific strategy, the timing of the offering and our marketing strategies. Once an investment strategy is developed, we must effectively introduce the strategy to existing and prospective clients. Our ability to sell new investment strategies to existing and prospective clients depends on our ability to meet or exceed the performance of our competitors offering the same or a similar strategy. We may not be able to manage the assets within a given investment strategy profitably, and it may take years before we produce the level of results that will attract clients. If we are unable to realize the benefits of the costs and expenses incurred in developing new investment strategies, we may experience losses as a result of our management of these investment strategies, and our ability to introduce further new investment strategies and compete in our industry may be hampered.

To introduce new investment strategies, we may also seek to add new investment teams. To the extent we are unable to recruit and retain investment teams that will complement our existing business model, we may not be successful in further diversifying and increasing our investment strategies and client assets, which could have a material adverse effect on our business and future prospects. The addition of a new team using an investment strategy with which we may have limited or no experience could strain our operational resources and increase the possibility of operational error.  If any such new teams or strategies perform poorly and fail to attract sufficient assets, our results of operations and reputation will be adversely affected.

Risks Related to our Business

Acquisitions involve inherent risks that could compromise the success of the combined business and dilute the holdings of current stockholders.

As part of our long-term business strategy, we may pursue corporate development transactions including the acquisition of asset management firms, mutual funds, private wealth firms, investment professionals or teams. See “Item 1. Business — Growth Strategy.” If we are incorrect when assessing the value, strengths, weaknesses, liabilities and potential profitability of such transactions, or if we fail to adequately integrate the acquired businesses or individuals, the success of the combined business could be compromised. Business acquisitions are subject to the risks commonly associated with such transactions including, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, potential disruptions to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of changes in management, potential litigation or other legal risks, potential write-downs related to goodwill impairments in connection with acquisitions, and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, investment strategies, technologies or businesses of acquired companies may not be effectively assimilated into our business or may have a negative effect on the combined company’s revenues or earnings. The combined company may also incur significant expense to complete acquisitions and support acquired investment strategies and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could dilute the holdings or limit the rights of stockholders. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

The Woodway acquisition is subject to risks and uncertainties, including the satisfaction of closing conditions.  We may be unable to successfully integrate the business and personnel of Woodway and may not realize the anticipated benefits of the Woodway acquisition.

On January 15, 2015, we entered into the Merger Agreement with Woodway, pursuant to which Woodway will merge into our wholly-owned subsidiary, Westwood Trust.  The Woodway acquisition is subject to the approval of the Texas Department of Banking and other closing conditions.  If the Woodway acquisition does not close, we will not realize the expected benefits of the transaction on which we have expended significant time and resources.

If the Woodway acquisition closes, the acquisition may not yield the forecasted benefits due to a variety of factors.  Woodway may have unanticipated liabilities, for which we cannot be fully indemnified under the Merger Agreement.  We may not be able to maintain or increase the levels of revenue, earnings and operating efficiency, or the client relationships, that Woodway has achieved prior to the acquisition.  The success of the Woodway acquisition will depend, in part, on our ability to realize the anticipated synergies and other benefits from integrating Woodway’s business with our existing businesses.  The integration process may be complex, costly and time-consuming. If we experience difficulties, delays or unexpected costs with the integration process or if the Woodway business deteriorates, the anticipated cost savings, growth opportunities and other synergies of the Woodway acquisition may not be realized fully, or realized at all, or may take longer to realize than expected.  Additionally, because we are issuing shares of Westwood common stock as consideration in the acquisition, the transaction will have the effect of diluting the holdings of our existing stockholders.

If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, and our stock price may decline as a result. For further information on our pending transaction with Woodway, see Note 17 “Subsequent Events” to our consolidated financial statements.

Our business involves risks of being engaged in litigation and liability that could increase our expenses and reduce our results of operations.

Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-registered adviser, mutual fund adviser and publicly traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Similarly, the investment strategies that we manage could be subject to actual or threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims, as well as class action suits seeking substantial damages. While customers do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent customers are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise or our investment professionals under the federal securities laws or state law.

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

Misuse of assets and information in the possession of our employees could result damage our reputation and result in costly litigation and liability for us and our clients.

Our employees handle significant amounts of assets along with financial and personal information for our clients. Our employees could misuse or improperly disclose such information, which could harm our reputation. We have implemented a system of controls to minimize the risk of a fraudulent use of assets and information; however, our controls may be insufficiently adequate to prevent fraudulent actions by employees. If our controls are ineffective, we could be subject to costly litigation, which could consume financial resources, distract management, damage our reputation and result in regulatory sanctions. Such fraudulent actions could also adversely affect clients, causing them to seek redress.

Our success depends on certain key employees and our ability to attract and develop new, talented professionals. Our inability to attract and retain key employees could compromise our future success.

Our future success depends upon our ability to attract and retain professional and executive employees, including investment, marketing, client service and management personnel. There is substantial competition for skilled personnel within the asset management business, and the failure to attract, develop, retain and motivate qualified personnel could negatively impact our business, financial condition, results of operations and future prospects. With the exception of our Chief Executive Officer, Chief Investment Officer and certain investment employees, key employees do not have employment contracts and generally can terminate their employment at any time.  In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. Additionally, investment and sales professionals often maintain strong relationships with their clients, and their departure may cause us to lose client accounts, which could have a material impact on our revenues and results of operations.

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

Failure to properly address conflicts of interest could harm our reputation or cause clients to withdraw funds, each of which could adversely affect our business and results of operations.

The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and we have implemented procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings, any of which may adversely affect our results of operations.

In addition, as we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies or otherwise take action to slow the flow of assets when we believe it is in the best interest of our clients, even though our assets under management and investment management fees may be negatively impacted. Similarly, we may establish or add new investment teams or expand operations into other geographic areas or jurisdictions if we believe such actions are in the best interest of our clients, even though our results of operations may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our profit margins, if clients perceive a change in our investment or operational decisions favors a strategy to maximize short term results, they may withdraw funds, which could adversely affect our revenues and results of operations.

Insurance coverage may be inadequate or not cover legal and regulatory proceedings.

We maintain insurance coverage in amounts and on terms we believe appropriate to cover legal and regulatory matters; however, we can make no assurance that there will be adequate coverage or that a claim will be covered by our insurance policies at all. Additionally, insurance premiums may rise for substantially the same coverage amounts and terms, which will increase our expenses and reduce our net income.

Various factors may hinder the declaration and payment of dividends.

We have historically paid a quarterly dividend. However, payment of future dividends is subject to the discretion of our Board of Directors, and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, stock repurchase plans, state corporate and banking law restrictions, results of operations and such other factors as our Board of Directors may consider relevant. In addition, as a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. Currently, our primary source of cash consists of dividends from Westwood Management or Westwood Trust. The payment of dividends by Westwood Trust is subject to the discretion of their Boards of Directors and compliance with applicable laws, including, in particular, the provisions of the Texas Finance Code applicable to Westwood Trust. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our business is vulnerable to systems failures that could have a material adverse effect on our business, financial condition and results of operations.

Any delays or inaccuracies in securities pricing information or information processing could give rise to claims that could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent on communications and information systems and on third-party vendors for securities pricing information and updates from certain software. We may suffer a systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, unauthorized access, act of God, act of war, or otherwise, and our back-up procedures and capabilities may be inadequate to eliminate the risk of extended interruptions in operations.

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

We cannot be certain that the measures we take to evaluate and improve our internal controls will ensure that we implement and maintain adequate controls over our financial processes and reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

We are a holding company dependent on the operations and funds of our subsidiaries.

We are a holding company, with no revenue-generating operations and no assets other than our ownership interests in Westwood Management, Westwood Trust and Westwood International. Accordingly, we are dependent on the cash flow generated by these operating subsidiaries and rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations.

Risks Related to our Clients

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

In addition, we have performance fee agreements with a few clients, who pay us a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which would have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly from one measurement period to the next, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $3.8 million in 2014, $2.6 million in 2013 and $1.3 million in 2012.

Our business is dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal. As a result, we could lose any of our clients on very short notice.

Substantially all of our revenues are derived pursuant to investment advisory, subadvisory and trust agreements with our clients. Investors in funds that we advise or subadvise may redeem their investments at any time without prior notice, thereby reducing our assets under management. These investors may redeem for any reason, including general financial market conditions, our absolute or relative investment performance, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Redemption of a substantial amount of investments or a termination or failure to renew a material number of these agreements would adversely affect our revenues and have a material adverse effect on our earnings and financial condition.

A small number of clients account for a substantial portion of our business, and a reduction or loss of business with any of these clients could have a material adverse effect on our business, financial condition and results of operations.

Our ten largest clients accounted for over 20% of fee revenues for the year ended December 31, 2014. We are dependent to a significant degree on our ability to maintain our relationships with these clients. There can be no assurance that we will be successful in maintaining existing client relationships, securing additional clients or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large clients or to establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Westwood, Westwood Management and Westwood Trust conduct their principal operations using approximately 30,000 square feet of leased office space in Dallas, Texas pursuant to a lease with an initial term that expires in November 2021. In addition, we lease approximately 5,000 square feet of office space in Omaha, Nebraska pursuant to a lease with an initial term that expires in July 2019. Westwood International conducts its principal operations using approximately 6,000 square feet of office space in Toronto, Ontario pursuant to a lease with an initial term that expires in May 2017. We continue to assess these facilities to ensure their adequacy to serve our anticipated business needs.

Item 3.	Legal Proceedings.

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF, and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase was completed in 2013, and we are currently in the discovery phase, which we hope to complete by the end of 2015.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “WHG” since July 1, 2002. At December 31, 2014, there were approximately 180 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater. The table below presents the high and low closing prices for our common stock, as reported by the NYSE for the periods indicated.

	2014		2013
	High	Low	High	Low
For the Quarter Ended:
March 31	$62.91	$53.62	$45.21	$39.97
June 30	63.40	54.41	45.02	40.66
September 30	62.40	51.72	50.95	43.56
December 31	67.84	55.74	61.91	48.02

Dividends

We have declared a cash dividend on our common stock for each quarter since our common stock was first publicly traded. The table below sets forth the dividends declared for the periods indicated.

	2014	2013
First Quarter	$0.44	$0.40
Second Quarter	0.44	0.40
Third Quarter	0.44	0.40
Fourth Quarter	0.50	0.44

In addition, on February 4, 2015 we declared a quarterly cash dividend of $0.50 per share on our common stock payable on April 1, 2015 to stockholders of record on March 13, 2015. We intend to continue paying cash dividends in such amounts as our Board of Directors may determine to be appropriate. Any future payments of cash dividends will be at the discretion of the Board of Directors and subject to limitations under the Delaware General Corporation Law.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2014 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries, our only equity compensation plans in effect at that time. The material terms of this plan were approved by our stockholders at our 2011 Annual Meeting and are discussed in Note 10 of the financial statements included in this Report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	601,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	601,000

(1)Includes 485,000 shares available under our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and 116,000 shares available under the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries.

PERFORMANCE GRAPH

The following graph compares total stockholder returns of Westwood since December 31, 2009 with the total return of the Russell 2000 Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 41 publicly-traded asset management companies.

Total Return Performance
Westwood Holdings Group, Inc.
Russell 2000
SNL Asset Manager
Index Value
225
200
175
150
125
100
75
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2009	2010	2011	2012	2013	2014
Westwood Holdings Group, Inc.	$100.00	$115.02	$109.55	$127.60	$199.90	$205.90	105.90%
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95	105.95
SNL Asset Manager Index	100.00	115.11	99.56	127.74	196.30	207.09	107.09

The total return for our stock and for each index assumes $100 invested on December 31, 2009 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE under the ticker symbol “WHG.”

The closing price of our common stock on the last trading day of the year ended December 31, 2014 was $61.82 per share. Historical stock price performance is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data, together with assets under management data presented below, should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. Historical results are not necessarily indicative of future results.

	Year ended December 31, (in thousands, except per share amounts)
	2014	2013(1)	2012(1)	2011(1)	2010(1)
Consolidated Statements of Income Data:
Total revenues	$113,241	$91,825	$77,495	$68,909	$55,313
Employee compensation and benefits	52,847	47,864	43,698	35,917	29,907
Employee compensation and benefits as a % of Total revenues	46.7%	52.1%	56.4%	52.1%	54.1%
Income before income taxes	42,036	28,185	20,020	22,273	16,815
Income before income taxes as a % of Total revenues	37.1%	30.7%	25.8%	32.3%	30.4%
Net income	27,249	17,837	12,086	14,155	10,703
Earnings per share – basic	$3.63	$2.43	$1.69	$2.03	$1.62
Earnings per share – diluted	$3.45	$2.32	$1.65	$1.96	$1.49
Cash dividends declared per common share	$1.82	$1.64	$1.51	$1.42	$1.65

Economic Earnings(2)	$41,445	$30,027	$23,233	$25,647	$21,092
Economic Earnings per common share	$5.24	$3.90	$3.18	$3.54	$3.11

 ________________

(1)

Results for the years ended December 31, 2013, 2012, 2011 and 2010 have been adjusted for an immaterial error related to stock based compensation expense for restricted stock grants subject to service and performance conditions. The non-cash net income impact for each of the years ended December 31, 2013 and 2012 was less than $0.1 million. The non-cash net income impact for the years ended December 31, 2011 and 2010 was $0.5 million and $0.6 million, respectively. See further discussion of this correction of an immaterial error in “Item 8. Financial Statements.”

(2)

See the definition of Economic Earnings and the reconciliation to Net Income in “Supplemental Financial Information” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Financial Information.”

	As of December 31,
	2014	2013(1)	2012(1)	2011(1)	2010(1)
Consolidated Balance Sheet Data (in thousands):
Cash and investments	$97,751	$75,418	$63,723	$60,132	$45,044
Total assets	139,874	116,050	96,617	90,902	72,957
Stockholders’ equity	110,007	88,663	76,553	71,062	61,006
Assets Under Management (unaudited) (in millions)	$20,250	$18,931	$14,167	$13,079	$12,477

 ________________

(1)

Consolidated balance sheet data for the years ended December 31, 2013, 2012, 2011 and 2010 have been adjusted for an immaterial error related to stock based compensation expense for restricted stock grants subject to service and performance conditions. See further discussion of this correction of an immaterial error in “Item 8. Financial Statements.”

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

Forward-Looking Statements

Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “forecast”, “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, our financial condition, and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:

•	regulations adversely affecting the financial services industry;
•	the composition and market value of our assets under management;
•	competition in the investment management industry;
•	our investments in foreign companies;
•	our ability to develop and market new investment strategies successfully;
•	our ability to pursue and properly integrate acquired businesses;
•	litigation risks;
•	our ability to retain qualified personnel;
•	our relationships with current and potential customers;
•	our ability to properly address conflicts of interest;
•	our ability to maintain adequate insurance coverage;
•	our ability to maintain an effective information systems;
•	our ability to maintain effective cyber security;
•	our ability to maintain an effective system of internal controls
•	our ability to maintain our fee structure in light of competitive fee pressures;
•	our relationships with investment consulting firms; and
•	the significant concentration of our revenues in a small number of customers.

Additional factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements are discussed under the section entitled “Item 1A. Risk Factors” and elsewhere in this Report. The forward-looking statements are based only on currently available information and speak only as of the date of this Report. We are not obligated and do not undertake an obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Report or to reflect the occurrence of unanticipated events or otherwise.

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds ®, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International was established in 2012 and provides global equity and emerging markets investment advisory services to institutional clients, mutual funds, an Ireland-domiciled UCITS fund and common trust funds sponsored by Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2014 Westwood Management, Westwood Trust and Westwood International collectively managed assets valued at approximately $20.3 billion. We believe we have established a track record of delivering competitive risk-adjusted returns for our clients.

With respect to the bulk of our client assets under management, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity, strengthening balance sheets and that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have average investment experience of fifteen years while one third of our team has worked together at Westwood for over five years.

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

2014 Highlights

The following items are highlights for the year ended December 31, 2014:

•

Assets under management as of December 31, 2014 were a record $20.3 billion, a 7% increase compared to December 31, 2013; average assets under management for 2014 were $19.8 billion, a 21% increase compared to 2013.

•	Our Westwood Funds ® family of mutual funds ended the year with $3.7 billion in assets under management, a 34% increase compared to December 31, 2013.
•	Our Income Opportunity strategy, focused on current income and lower volatility, had net asset inflows of over $650 million and finished the year with $4.1 billion in assets under management.
•

Westwood International Advisors Inc., which manages our global equity and emerging markets equity strategies, grew assets under management to $3.3 billion as of December 31, 2014, up from $2.5 billion at the prior year end. This increase included over $200 million of inflows to our Ireland-domiciled UCITS Fund.

•	Total revenue was a record $113.2 million, a 23% increase over 2013.
•

We added a Global Convertible Securities team to our investment platform, with approximately $500 million of assets under advisement, for which we provide consulting advice but for which we do not have direct discretionary investment authority, as of December 31, 2014.

•

In October 2014, the Board approved a 14% increase in our quarterly dividend to $0.50 per share, or an annual rate of $2.00, resulting in a dividend yield of 3.2% using the year-end stock price of $61.82.

•	Our financial position remains strong with liquid cash and investments of $97.8 million as of December 31, 2014.

Revenues

We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter, and our consolidated financial statements contain no deferred advisory fee revenues.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Most trust fees are paid quarterly in advance and are recognized as services are rendered. Since billing periods for the majority of Westwood Trust’s advance paying clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our consolidated financial statements do not contain a significant amount of deferred revenues.

Our other revenues generally consist of interest and investment income. Although we generally invest most of our cash in U.S. Treasury securities, we also invest in equity and fixed income instruments and money market funds, including seed money for new investment strategies.

Employee Compensation and Benefits

Employee compensation and benefits costs generally consist of salaries, incentive compensation, equity-based compensation expense and benefits.

Sales and Marketing

Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs.

Westwood Mutual Funds

Westwood Mutual Funds expenses relate to our marketing, distribution, administration and acquisition efforts related to the Westwood Funds ®.

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

Assets Under Management

Assets under management increased $1.4 billion, or 7%, to $20.3 billion at December 31, 2014 compared to $18.9 billion at December 31, 2013. Quarterly average assets under management increased $3.5 billion, up 21% to $19.8 billion for 2014 compared with $16.3 billion for 2013.

Assets under management increased $4.7 billion, or 34%, to $18.9 billion at December 31, 2013 compared to $14.2 billion at December 31, 2012. Quarterly average assets under management increased $2.6 billion, up 19% to $16.3 billion for 2013 compared with $13.7 billion for 2012.

The following table sets forth our assets under management as of December 31, 2014, 2013 and 2012:

	As of December 31, (in millions)			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Institutional	$12,471	$12,139	$9,225	3%	32%
Private Wealth	4,057	4,008	3,339	1	20
Mutual Funds	3,722	2,784	1,603	34	74
Total Assets Under Management(1)	$20,250	$18,931	$14,167	7%	34%

 ________________

(1)

AUM excludes approximately $500 million of assets under advisement related to our global convertibles strategies, for which we currently provide consulting advice but for which we do not have direct discretionary investment authority.

Our assets under management disclosure reflects management’s view of our three types of accounts: institutional, private wealth and mutual funds.

•

Institutional includes separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; pooled investment vehicles, including UCITS funds and collective investment trusts; and managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.

•

Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Management provides advisory services in ten limited liability companies to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently held in custody for clients, but we believe these assets may convert to fee-generating managed assets during an inter-generational transfer of wealth at a future date.

•	Mutual Funds include the Westwood Funds ®, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2014 (in millions)
	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$12,139	$4,008	$2,784	$18,931
Client flows:
Inflows/new accounts	2,062	355	1,042	3,459
Outflows/closed accounts	(2,655)	(412)	(371)	(3,438)
Net inflows	(593)	(57)	671	21
Market appreciation	925	106	267	1,298
Net change	332	49	938	1,319
End of period assets	$12,471	$4,057	$3,722	$20,250

The increase in assets under management for the year ended December 31, 2014 was primarily due to market appreciation of $1.3 billion and neutral net client flows. Inflows were primarily inflows into institutional accounts in our Emerging Markets strategies and the Westwood Income Opportunity mutual fund. Outflows were primarily related to withdrawals and rebalancing by certain clients in our LargeCap Value strategy.

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

The increase in assets under management for the year ended December 31, 2013 was primarily due to inflows of $4.3 billion and market appreciation of $3.3 billion, partially offset by outflows of $2.8 billion. Inflows were primarily driven by inflows into institutional accounts in our Emerging Markets strategies; inflows into the Westwood Income Opportunity mutual fund and inflows from certain clients in our Master Limited Partnership Infrastructure Renewal (“MLP”) strategy. Outflows were primarily related to withdrawals and rebalancing by certain clients in our LargeCap Value strategy.

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

The increase in assets under management for the year ended December 31, 2012 was primarily due to inflows of $2.1 billion and market appreciation of $1.7 billion, partially offset by outflows of $2.7 billion. Inflows were driven primarily by inflows into institutional separate accounts, subadvisory mandates, the Westwood Funds ® and private wealth accounts. Outflows were primarily related to withdrawals, including some account closings, by institutional separate account clients and subadvisory mandates and outflows from private wealth accounts.

Correction of Immaterial Errors

During the third quarter of 2014, we discovered an understatement of non-cash stock based compensation expense for restricted stock grants subject to both service and performance conditions that had no net effect on total stockholders' equity.  Measurement dates used for fair value determination of the non-cash expense for such grants between 2006 and the second quarter of 2014 were not set in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, Compensation-Stock Compensation, and non-cash stock based compensation was thereby understated during such periods.

The cumulative non-cash impact of additional stock based compensation expense for all years impacted resulted in an approximate $3.3 million overstatement of net income. The non-cash net income impact for each of the years ended December 31, 2013 and 2012 was less than $0.1 million.

Pursuant to Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the misstatements were not material to any of its prior period financial statements, including its financial statements for the first and second quarters of 2014.  Although the misstatements were immaterial to prior periods, the prior period financial statements have been adjusted in this report in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction of this non-cash adjustment to the third quarter of 2014 and to facilitate comparability between current and prior year periods. Historical results throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted for this correction of an immaterial error.

Results of Operations

The following table and discussion of our results of operations is based upon data derived from our consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with these statements, which are included elsewhere in this Report.

	Years ended December 31, (in thousands)			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues
Advisory fees
Asset-based	$88,473	$70,027	$57,936	26%	21%
Performance-based	3,806	2,561	1,251	49	105
Trust fees	20,525	18,367	14,969	12	23
Other revenues, net	437	870	3,339	(50)	(74)
Total revenues	113,241	91,825	77,495	23	18
Expenses
Employee compensation and benefits	52,847	47,864	43,698	10	10
Sales and marketing	1,673	1,252	1,132	34	11
Westwood mutual funds	2,543	2,153	1,153	18	87
Information technology	3,469	2,882	2,555	20	13
Professional services	4,905	4,223	4,420	16	(4)
General and administrative	5,768	5,266	4,517	10	17
Total expenses	71,205	63,640	57,475	12	11
Income before income taxes	42,036	28,185	20,020	49	41
Provision for income taxes	14,787	10,348	7,934	43	30
Net income	$27,249	$17,837	$12,086	53%	48%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Total Revenue. In 2014 our total revenues increased by 23% to $113.2 million compared with $91.8 million in 2013. Asset-based advisory fees increased by 26% to $88.5 million in 2014 from $70.0 million in 2013 due to higher average assets under management, primarily due to market appreciation. We earned a performance-based advisory fee of $3.8 million in 2014 compared to $2.6 million in 2013. Trust fees increased by 12% to $20.5 million in 2014 from $18.4 million in 2013 as a result of increased assets under management at Westwood Trust, primarily due to market appreciation. Other revenues, which generally consist of interest and investment income, decreased by $0.5 million to $0.4 million in 2014 compared with $0.9 million in 2013 primarily due to a decrease in dividend income.

Employee Compensation and Benefits. Employee compensation and benefits increased by 10% to $52.8 million compared with $47.9 million in 2013. This increase was primarily due to net increases of $2.1 million in salary expense, primarily relating to additional hires at Westwood Management, Westwood Trust and Westwood International, $2.0 million in performance-based restricted stock expense and $1.8 million incentive compensation. These increases were partially offset by a decrease in the amortization of long-term incentive awards for Westwood International employees. We had 130 full-time employees as of December 31, 2014 compared to 106 at December 31, 2013.

Sales and Marketing. Sales and marketing costs increased by 34% to $1.7 million in 2014 compared with $1.3 million in 2013 primarily due to increased referral fees.

Westwood Mutual Funds. Westwood Mutual Funds expenses increased by 18% to $2.5 million in 2014 compared with $2.2 million in 2013, primarily due to increases in shareholder servicing and subadvisor fees based on a percentage of assets under management. The expense has remained consistent as a percentage of total revenues.

Information Technology. Information technology expense increased by 20% to $3.5 million in 2014 compared with $2.9 million in 2013 primarily due to increased research expenses and maintenance and support expenses. The expense has remained consistent as a percentage of total revenues.

Professional Services. Professional services expenses increased by 16% to $4.9 million in 2014 compared with $4.2 million in 2013, primarily due to increases in subadvisory fees and other professional services expense, partially offset by a decrease in legal and tax advisory expenses.

General and Administrative. General and administrative expenses increased by 10% to $5.8 million in 2014 compared with $5.3 million in 2013 due to increases in various support services.

Provision for Income Taxes. Provision for income taxes increased by 43% to $14.8 million in 2014 compared with $10.3 million in 2013. The effective tax rate decreased to 35.2% in 2014 from 36.7% in 2013 primarily due to operating income generated by Westwood International in the 2014 period, which are taxed at a lower Canadian tax rate, compared to operating losses generated by Westwood International in the 2013 period.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Total Revenue. In 2013 our total revenues increased by 18% to $91.8 million compared with $77.5 million in 2012. Asset-based advisory fees increased by 21% to $70 million in 2013 from $57.9 million in 2012 due to higher average assets under management, primarily reflecting market appreciation of assets and net inflows. We earned a performance-based advisory fee of $2.6 million in 2013 compared to $1.3 million in 2012. Trust fees increased by 23% to $18.4 million in 2013 from $15 million in 2012 due to higher average assets under management, primarily reflecting market appreciation of assets. Other revenues, which generally consist of interest and investment income, decreased by $2.5 million to $0.9 million in 2013 compared with $3.3 million in 2012 primarily due to a $1.9 million decrease in net realized gains and a $670,000 decrease in unrealized gains on investments. The decrease in realized gains was primarily due to a $1.9 million gain recorded in 2012 on sale of 200,000 shares of Teton Advisors, Inc.

Employee Compensation and Benefits. Employee compensation and benefits increased by 10% to $47.9 million compared with $43.7 million in 2012. The increase was primarily due to net increases of $1.6 million in salary expense primarily relating to additional hires at Westwood Management, Westwood Trust and Westwood International, $0.9 million in incentive compensation expense, including amortization of long-term incentive awards for Westwood International employees, and $1.2 million in both performance-based and service-based restricted stock expense. We had 106 full-time employees as of December 31, 2013 compared to 96 at December 31, 2012.

Sales and Marketing. Sales and marketing costs increased by 11% to $1.3 million in 2013 compared with $1.1 million in 2012 primarily due to increased direct marketing and travel expenses.

Westwood Mutual Funds. Westwood Mutual Funds expenses increased 87% to $2.2 million in 2013 compared with $1.2 million in 2012 primarily due to an increase of $0.6 million in shareholder servicing fees on higher fund assets and increased subadvisor fees.

Information Technology. Information technology expense increased by 13% to $2.9 million in 2013 compared with $2.6 million in 2012 primarily due to an increase in software maintenance and licenses mainly for upgraded client portfolio accounting and performance reporting systems and increases in research tools and telecommunications expense.

Professional Services. Professional services expenses decreased by 4% to $4.2 million in 2013 compared with $4.4 million in 2012, primarily due to one-time recruiting and other fees related to hiring Westwood International employees in 2012, partially offset by an increase in legal expense in 2013.

General and Administrative. General and administrative expenses increased by 17% to $5.3 million in 2013 compared with $4.5 million in 2012, primarily due to increased rent expense for our new Toronto office, increased subscriptions and research expense, increased investor relations and custody expenses and an increase in non-income taxes.

Provision for Income Taxes. Provision for income taxes increased by 30% to $10.3 million in 2013 compared with $7.9 million in 2012. The effective tax rate decreased to 36.7% from 39.6% in 2012 primarily due to reduced operating losses from Westwood International, which are taxed at a lower Canadian tax rate.

Supplemental Financial Information

As supplemental information, we provide a non-U.S. generally accepted accounting principles (“non-GAAP”) performance measure that we refer to as Economic Earnings. We provide this measure in addition to, but not as a substitute for, net income reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Our management and the Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that this non-GAAP performance measure, while not a substitute for GAAP net income, is useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider this non-GAAP measure without considering financial information prepared in accordance with GAAP.

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

For the year ended December 31, 2014, our Economic Earnings increased by 38% to $41.4 million compared with $30.0 million for the year ended December 31, 2013, primarily due to increases in total revenues outpacing increases in expenses.

The following table provides a reconciliation of net income to Economic Earnings for the years presented:

	For the years ended December 31, (in thousands, except share data)					% Change
	2014	2013	2012	2011	2010	2014 vs. 2013	2013 vs. 2012	2012 vs. 2011	2011 vs. 2010
Net Income	$27,249	$17,837	$12,086	$14,155	$10,703	53%	48%	(15)%	32%
Add: Restricted stock expense	13,685	11,679	10,521	10,805	10,175	17	11	(3)	6
Add: Intangible amortization	359	359	472	498	155	0	(24)	(5)	221
Add: Tax benefit from goodwill amortization	152	152	154	189	59	0	(1)	(19)	220
Economic Earnings	$41,445	$30,027	$23,233	$25,647	$21,092	38	29	(9)	22

Economic Earnings per Share	$5.24	$3.90	$3.18	$3.54	$3.11	34%	23%	(10)%	14%

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2014	2013	2012
Balance Sheet Data:
Assets:
Cash and cash equivalents	$18,131	$10,864	$3,817
Accounts Receivable	14,540	14,468	8,920
Total liquid assets	32,671	25,332	12,737
Investments	$79,620	$64,554	$59,906

	For the years ended December 31,
	2014	2013	2012
Cash Flow Data:
Operating cash flows	$26,523	$21,705	$13,475
Investing cash flows	(478)	(1,201)	1,636
Financing cash flows	(17,971)	(13,301)	(16,586)

Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of December 31, 2014 and December 31, 2013, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable generally result from timing differences between collection of fees billed and payment of operating expenses.

During 2014, cash flow provided by operating activities, principally our investment advisory business, aggregated $26.5 million compared to cash provided by operations of $21.7 million during 2013 and $13.5 million during 2012. The increase of $4.8 million in 2014 was primarily due to increased net income and working capital, partially offset by an increase in cash transferred to our investment accounts. The increase of $8.2 million from 2012 to 2013 was primarily due to increased net income and a decrease in cash transferred to our investment accounts, partially offset by changes in working capital.

Cash flow used by investing activities during 2014 and 2013 of $0.5 million and $1.2 million, respectively, was due to the purchase of property and equipment. Cash flow provided by investing activities during 2012 of $1.6 million was primarily due to the sale of an available for sale investment.

Cash used in financing activities of  $18.0 million, $13.3 million and $16.6 million during 2014, 2013 and 2012, respectively, primarily related to payment of cash dividends and restricted stock returned for payment of taxes, partially offset by excess tax benefits related to vested restricted shares.

We had cash and investments of $97.8 million and $75.4 million as of December 31, 2014 and December 31, 2013, respectively. Cash and cash equivalents as of December 31, 2014 and December 31, 2013 includes $12.9 million and $3.0 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested. At December 31, 2014 and 2013, working capital aggregated $91.6 million and $71.3 million, respectively. As required by the Texas Finance Code, Westwood Trust is subject to a required minimum capital requirement of $1.25 million. At December 31, 2014, Westwood Trust had approximately $12 million in excess of its minimum capital requirement. We had no liabilities for borrowed money at December 31, 2014 or December 31, 2013.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Item 1A. Risk Factors” in this Report. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months and the Woodway acquisition. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Cash Dividends

The following table summarizes dividends declared during 2014 and 2013:

Declaration Date	Record Date	Paid Date	Dividend per Share Declared
2014:
February 6, 2014	March 14, 2014	April 1, 2014	$0.44
April 17, 2014	June 13, 2014	July 1, 2014	$0.44
July 29, 2014	September 15, 2014	October 1, 2014	$0.44
October 23, 2014	December 15, 2014	January 2, 2015	$0.50
			$1.82

Declaration Date	Record Date	Paid Date	Dividend per Share Declared
2013:
February 7, 2013	March 15, 2013	April 1, 2013	$0.40
April 18, 2013	June 14, 2013	July 1, 2013	$0.40
July 18, 2013	September 13, 2013	October 1, 2013	$0.40
October 17, 2013	December 13, 2013	January 2, 2014	$0.44
			$1.64

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands).

	Payments due in:
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease obligations	$8,757	$1,534	$2,936	$2,295	$1,992

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

Consolidation

The primary beneficiary of variable interest entities (“VIE”s) consolidate the VIEs. A VIE is an entity in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities without subordinated financial support or (ii) the at-risk equity holders do not have the normal characteristics of a controlling financial interest. That is, the at-risk equity holders do not have the obligation to absorb losses, the right to receive residual returns and/or the right to direct the activities of the entity that most significantly impact the entity’s economic performance. Westwood Trust sponsors common trust funds (“CTFs”) for its clients that allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood Funds ®, a family of mutual funds, and to two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”). Westwood International provides investment advisory services to the Westwood Investment Funds PLC (the “UCITS Fund”), an Ireland domiciled umbrella-type open ended self-managed investment company that the Central Bank of Ireland authorized on June 18, 2013 pursuant to the European Communities (Undertakings for Collective Investment in Transferrable Securities) Regulations 2011. The CTFs, Westwood Funds ®, CITs, LLCs and the UCITS Fund (the “Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have a direct or indirect ability through voting or similar rights to make decisions about the funds that have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

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

Assessing whether or not an entity is a VIE involves judgment and analysis. Factors included in this assessment include the legal organization of the entity, our contractual involvement with the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Determining if the Company is the primary beneficiary of a VIE also requires significant judgment. There is judgment involved to assess if the Company has the power to direct the activities that most significantly impact the entity’s economic results and to assess if the Company has an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns.

Goodwill

Goodwill is not amortized but is tested for impairment, at least annually. We assess the recoverability of the carrying amount of goodwill either qualitatively or quantitatively annually as of July 1 of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

When assessing the recoverability of goodwill, we may first assess qualitative factors. If an initial qualitative assessment indicates that it is more likely than not that the carrying amount exceeds fair value, a quantitative analysis may be required. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis.

Recoverability of the carrying value of goodwill is measured at the reporting unit level. We have identified two reporting units, which are consistent with our reporting segments. In performing a quantitative analysis, we measure the recoverability of goodwill for our reporting units using a market multiple approach. The key assumptions used in the market multiple valuation require significant management judgment, including the determination of our peer group and the valuation multiples of such peer group.

If the calculated fair value of a reporting unit is less than the current carrying amount, impairment of the reporting unit may exist. When the recoverability test indicates potential impairment, we will calculate an implied fair value of goodwill for the reporting unit in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting unit, there is no impairment. If the carrying amount of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded to write down the carrying amount.

During 2014, 2013 and 2012, we completed our annual impairment assessments and concluded no impairment losses were required.

Intangible Assets

Our intangible assets represent the acquisition date fair value of the intangible assets acquired, net of amortization. The values of these assets are comprised mostly of client relationships but also include valuations of trade names and non-compete agreements. In valuing these assets, we made significant estimates regarding the useful life, growth rates and potential attrition of the assets acquired. We periodically review our intangible assets for events or circumstances that would indicate impairment. If we determine the carrying value exceeds fair value, we would record an impairment to remove the amount that exceeded fair value.

During 2014, 2013 and 2012, we completed our annual impairment assessments and concluded no impairment losses were required.

Stock Based Compensation

We have granted restricted stock to employees and non-employee directors. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued, an adjustment for restrictions on dividends and an estimate of shares that will not vest due to forfeitures. The estimated number of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We update our estimated forfeitures quarterly. We amortize compensation cost on a straight-line basis over the applicable service period. Actual forfeitures may vary from our assumptions, which will result in modifications to future compensation costs.

We grant performance-based share awards to certain employees, the vesting of which is subject to the employee’s continuing employment and the Company's achievement of certain performance goals. We assess actual performance versus the predetermined performance goals and record compensation costs once we conclude that it is probable that we will meet the performance goals required to vest the applicable performance based awards.

Accounting for Income Taxes

We operate in several states and countries and are required to allocate our income, expenses and earnings under the various laws and regulations of these tax jurisdictions. Accordingly, our provision for income taxes reflects the statutory tax obligations of the jurisdictions in which we operate. Significant judgment and complex calculations are used when determining our tax liability and in evaluating our tax positions, and we are subject to audits by taxing authorities in each of the jurisdictions in which we operate. We adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. Changes in tax laws may result in changes to our tax position and effective tax rates. We include penalties and interest on income-based taxes in the “General and administrative” line on our consolidated statements of comprehensive income.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement and tax bases of our assets and liabilities as measured at enacted income tax rates. Our deferred taxes relate principally to stock-based compensation expense, which is deductible for tax purposes at the time restricted stock vests and stock options are exercised, and incentive compensation expense, which is deductible when paid to employees. We are required to assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. As of December 31, 2014 and 2013, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income does not result in future years, a valuation allowance may be required.

We account for uncertain tax positions by recognizing the impact of a tax position in our consolidated financial statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority, based on the merits of the position.

Accounting Developments

See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for a description of new accounting standards and their anticipated effects on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We invest corporate capital in various financial instruments, including United States treasury bills and equity mutual funds, all of which present inherent market risks. We do not currently participate in any hedging activities, nor do we currently utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that involve market risks.

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

Foreign Currency Risk

We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar, as Westwood International operates in Toronto, Canada. For the year ended December 31, 2014, Westwood International represented less than 15% of our consolidated income before income taxes. Changes in the currency exchange rate result in cumulative translation adjustments included in “Accumulated other comprehensive loss” on our consolidated balance sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the year ended December 31, 2014 were $0.8605 and $0.9383, respectively. A hypothetical 10% devaluation in the average quoted United States dollar-equivalent of the Canadian dollar exchange rate during the year ended December 31, 2014 would have reduced our reported consolidated income before income taxes by approximately $600,000.

Item 8.	Financial Statements and Supplementary Data.

The independent registered public accounting firm’s reports and financial statements listed in the accompanying index are included in Item 15 of this Report. See “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Please refer to Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting on page F-3 of this Report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report can be found on page F-2.

Changes in Internal Control over Financial Reporting

During the quarterly period ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is or will be set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Financial Statement Schedules

The financial statements included in this Report are listed in the Index to Financial Statements on page F-1 of this Report. Schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions or are inapplicable.

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
Brian O. Casey
President, Chief Executive Officer and Director

Dated: February 26, 2015

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Westwood Holdings Group, Inc., a Delaware corporation, and the undersigned directors and officers of Westwood Holdings Group, Inc. hereby constitutes and appoints Brian O. Casey its, his or her true and lawful attorney-in-fact and agent, for it, him or her and in its, his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Brian O. Casey	President, Chief Executive Officer and Director
Brian O. Casey	(Principal Executive Officer)

/s/ Tiffany B. Kice	Chief Financial Officer
Tiffany B. Kice	(Principal Financial Officer and Principal Accounting Officer)

/s/ Susan M. Byrne	Chairman of the Board of Directors
Susan M. Byrne

/s/ Richard M. Frank	Director
Richard M. Frank

/s/ Ellen H. Masterson	Director
Ellen H. Masterson

/s/ Robert D. McTeer	Director
Robert D. McTeer

/s/ Geoffrey R. Norman	Director
Geoffrey R. Norman

/s/ Martin J. Weiland	Director
Martin J. Weiland

/s/ Raymond E. Wooldridge	Director
Raymond E. Wooldridge

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Westwood Holdings Group, Inc.

We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

Dallas, Texas
February 26, 2015

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

The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014, Westwood’s internal control over financial reporting is effective based on those criteria.

Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page F-2.

By:	/s/ Brian O. Casey
Brian O. Casey, President & Chief Executive Officer

/s/ Tiffany B. Kice
Tiffany B. Kice, Chief Financial Officer

February 26, 2015

Dallas, Texas

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

(in thousands, except par values and share amounts)

	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$18,131	$10,864
Accounts receivable	14,540	14,468
Investments, at fair value	79,620	64,554
Deferred income taxes	4,060	3,812
Other current assets	2,413	2,521
Total current assets	118,764	96,219
Goodwill	11,255	11,255
Deferred income taxes	3,792	2,041
Intangible assets, net	3,430	3,789
Property and equipment, net of accumulated depreciation of $2,720 and $2,155	2,633	2,746
Total assets	$139,874	$116,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,334	$2,082
Dividends payable	4,868	3,935
Compensation and benefits payable	18,504	17,805
Income taxes payable	1,498	1,031
Total current liabilities	27,204	24,853
Accrued dividends	1,450	1,266
Deferred rent	1,213	1,268
Total long-term liabilities	2,663	2,534
Total liabilities	29,867	27,387
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,010,255 and outstanding 8,308,460 shares at December 31, 2014; issued 8,778,613 and outstanding 8,176,417 shares at December 31, 2013	90	88
Additional paid-in capital	119,859	103,853
Treasury stock, at cost – 701,795 shares at December 31, 2014; 602,196 shares at December 31, 2013	(29,028)	(23,169)
Accumulated other comprehensive loss	(1,231)	(257)
Retained earnings	20,317	8,148
Total stockholders’ equity	110,007	88,663
Total liabilities and stockholders’ equity	$139,874	$116,050

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2014	2013	2012
REVENUES:
Advisory fees
Asset-based	$88,473	$70,027	$57,936
Performance-based	3,806	2,561	1,251
Trust fees	20,525	18,367	14,969
Other revenues, net	437	870	3,339
Total revenues	113,241	91,825	77,495
EXPENSES:
Employee compensation and benefits	52,847	47,864	43,698
Sales and marketing	1,673	1,252	1,132
Westwood mutual funds	2,543	2,153	1,153
Information technology	3,469	2,882	2,555
Professional services	4,905	4,223	4,420
General and administrative	5,768	5,266	4,517
Total expenses	71,205	63,640	57,475
Income before income taxes	42,036	28,185	20,020
Provision for income taxes	14,787	10,348	7,934
Net income	$27,249	$17,837	$12,086
Other comprehensive income (loss):
Available-for-sale investments:
Change in unrealized gain on investment securities	—	—	(40)
Less: reclassification adjustment for net gains included in earnings	—	—	(1,900)
Net change (net of income taxes of $0, $0 and ($1,058), respectively)	—	—	(1,940)
Foreign currency translation adjustments	(974)	(287)	30
Other comprehensive loss	(974)	(287)	(1,910)
Total comprehensive income	$26,275	$17,550	$10,176
Earnings per share:
Basic	$3.63	$2.43	$1.69
Diluted	$3.45	$2.32	$1.65
Weighted average shares outstanding:
Basic	7,512,348	7,331,874	7,145,701
Diluted	7,906,545	7,692,756	7,307,035

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except share and per share data)

	Westwood Holdings				Accumulated
	Group, Inc.		Additional		Other
	Common Stock, Par		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
BALANCE, January 1, 2012	7,707,189	$81	$80,084	$(14,706)	$1,940	$3,663	$71,062
Net income						12,086	12,086
Other comprehensive loss					(1,910)		(1,910)
Issuance of restricted stock, net of forfeitures	405,330	4	(4)				—
Stock based compensation expense			10,521				10,521
Tax benefit related to stock based compensation			488				488
Dividends declared ($1.51 per share)						(12,108)	(12,108)
Stock options exercised	16,250		210				210
Restricted stock returned for payment of taxes	(97,724)			(3,796)			(3,796)
BALANCE, December 31, 2012	8,031,045	$85	$91,299	$(18,502)	$30	$3,641	$76,553
Net income						17,837	17,837
Other comprehensive loss					(287)		(287)
Issuance of restricted stock, net of forfeitures	252,015	3	(3)				—
Stock based compensation expense			11,679				11,679
Reclassification of compensation liability to be paid in shares			120				120
Tax benefit related to stock based compensation			758				758
Dividends declared ($1.64 per share)						(13,330)	(13,330)
Purchases of treasury stock	(20,251)			(878)			(878)
Restricted stock returned for payment of taxes	(86,392)			(3,789)			(3,789)
BALANCE, December 31, 2013	8,176,417	$88	$103,853	$(23,169)	$(257)	$8,148	$88,663
Net income						27,249	27,249
Other comprehensive loss					(974)		(974)
Issuance of restricted stock, net of forfeitures	231,642	2	(2)				—
Stock based compensation expense			13,685				13,685
Reclassification of compensation liability to be paid in shares			170				170
Tax benefit related to stock based compensation			2,153				2,153
Dividends declared ($1.82 per share)						(15,080)	(15,080)
Purchases of treasury stock	(11,476)			(669)			(669)
Restricted stock returned for payment of taxes	(88,123)			(5,190)			(5,190)
BALANCE, December 31, 2014	8,308,460	$90	$119,859	$(29,028)	$(1,231)	$20,317	$110,007

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,249	$17,837	$12,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	579	410	349
Amortization of intangible assets	359	359	472
Gain on sale of available for sale investment	—	—	(1,900)
Unrealized losses (gains) on trading investments	(75)	325	(344)
Stock based compensation expense	13,685	11,679	10,521
Deferred income taxes	(2,133)	(937)	(1,819)
Excess tax benefits from stock based compensation	(1,850)	(696)	(981)
Net purchases of investments – trading securities	(14,991)	(4,993)	(7,692)
Other	—	—	1
Changes in operating assets and liabilities:
Accounts receivable	(369)	(5,702)	(1,208)
Other current assets	70	(887)	61
Accounts payable and accrued liabilities	353	450	(39)
Compensation and benefits payable	1,307	3,598	1,846
Income taxes payable and prepaid taxes	2,406	160	2,147
Other liabilities	(67)	102	(25)
Net cash provided by operating activities	26,523	21,705	13,475
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of available for sale investments	—	—	1,900
Purchases of property and equipment	(478)	(1,201)	(264)
Net cash (used in) provided by investing activities	(478)	(1,201)	1,636
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(669)	(878)	—
Restricted stock returned for payment of taxes	(5,190)	(3,789)	(3,796)
Excess tax benefits from stock based compensation	1,850	696	981
Proceeds from exercise of stock options	—	—	210
Cash dividends	(13,962)	(9,330)	(13,981)
Net cash used in financing activities	(17,971)	(13,301)	(16,586)
Effect of currency rate changes on cash	(807)	(156)	28
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,267	7,047	(1,447)
Cash and cash equivalents, beginning of year	10,864	3,817	5,264
Cash and cash equivalents, end of year	$18,131	$10,864	$3,817
Supplemental cash flow information:
Cash paid during the year for income taxes	$14,418	$11,031	$7,600

See notes to consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2014, 2013 and 2012

1. DESCRIPTION OF THE BUSINESS:

Westwood Holdings Group, Inc. (“Westwood”, “the Company”, we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its subsidiaries, Westwood Management Corp. (“Westwood Management”), Westwood Trust (“Westwood Trust”) and Westwood International Advisors Inc. (“Westwood International”). Westwood Management provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides institutions and high net worth individuals with trust and custodial services and participation in its sponsored common trust funds. Westwood International provides investment advisory services to corporate retirement plans, public retirement plans, endowments and foundations, mutual funds and other pooled investment vehicles. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.

Westwood Management is a registered investment adviser under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking. Westwood International is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission and the Autorité des marchés financiers (“AMF”) in Québec.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Westwood and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a variable interest entity (“VIE”), or a voting interest entity (“VOE”), under U.S. generally accepted accounting principles (“GAAP”) and then whether we have a controlling financial interest in the entity. Assessing whether or not an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include, but are not limited to, the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. We reconsider whether entities are a VIE or VOE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change the investors’ ability to direct the activities of the entity.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Westwood Investment Funds PLC (the “UCITS Fund”), which was authorized by the Central Bank of Ireland on June 18, 2013 pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011, is an Ireland domiciled umbrella-type open-ended self-managed investment company. The UCITS Fund is an umbrella fund with segregated assets and liabilities between sub-funds, and notwithstanding the segregation of assets and liabilities within each sub-fund, the UCITS Fund is a single legal entity and no sub-fund constitutes a legal entity separate from the UCITS Fund. The Company’s first UCITS sub-fund is focused on Westwood’s Emerging Markets strategy. Shares of the sub-fund, all of which are owned by the third-party investors, are listed on the Irish Stock Exchange. The base currency of the UCITS Fund is the British pound sterling. We determined that the UCITS Fund was a VIE as its at-risk equity holders do not have the ability to direct the activities of the UCITS Fund that most significantly impact the entity’s economic performance. Although the Company does not have an equity investment in the UCITS Fund, its representatives having a majority control of the UCITS Fund’s Board of Directors can influence the UCITS Fund’s management and affairs. The UCITS Fund’s Board of Directors maintains this control through its duties, which are stated in the UCITS Fund’s Memorandum, and Articles of Association, which have no expiration date. We concluded that the Company was not the primary beneficiary of the UCITS Fund because, even though it has the power to direct the activities of the UCITS Fund that most significantly impact the fund’s economic performance, it does not absorb a majority of the UCITS Fund’s expected losses and does not receive a majority of the UCITS Fund’s expected residual returns. Therefore, the results of the UCITS Fund are not included in the Company’s consolidated financial results.

We have also evaluated all of our advisory relationships with the Westwood Funds ®, collective investment trusts and limited liability companies and our relationship as sponsor of the common trust funds to determine whether or not we qualify as the primary beneficiary based on whether there is an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns. Since all losses and returns are distributed to the shareholders of these VIEs, we are not the primary beneficiary and consequently these VIEs are not included in our consolidated financial statements. We have included the disclosures related to VIEs in Note 12.

A VOE is an entity that is outside the scope of the guidance for VIEs. Consolidation of a VOE is required when a reporting entity owns a controlling financial interest in a VOE. Ownership of a majority of the voting interests is the usual condition for a controlling financial interest. At December 31, 2014, none of our sponsored investment entities were VOEs subject to this assessment by the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our consolidated financial statements include all necessary reclassification adjustments to conform prior year results to the current period presentation.

Correction of Immaterial Errors

Pursuant to Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that certain misstatements were not material to any of its prior period financial statements, including its financial statements for the first and second quarters of 2014.  Although the misstatements were immaterial to prior periods, the prior period financial statements have been adjusted in this report in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements due to the significance of the out-of-period correction of this non-cash adjustment to the third quarter of 2014. See Note 3 for further discussion.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market funds and other short-term, highly liquid investments with maturities of three months or less, other than pooled investment vehicles that are considered investments. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses on uninsured cash accounts.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Accounts receivable represents balances arising from services provided to customers and are recorded on an accrual basis, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical amounts written off, existing conditions in the industry, and the financial stability of the customer. The majority of our accounts receivable balances consist of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectible. Accordingly our consolidated financial statements do not include an allowance for bad debt nor any bad debt expense.

Investments

Investments are classified as trading securities and are carried at quoted market values on the accompanying consolidated balance sheets. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.

We may make initial seed investments in sponsored investments at the strategy’s formation. If the seed investment results in a controlling financial interest, we will consolidate the investment, and the underlying individual securities will be accounted for as trading securities. Seed investments in which we do not have a controlling financial interest are classified as available-for-sale investments. These investments are measured at fair value in the consolidated balance sheets. Unrealized holding gains and losses for available-for-sale securities would be excluded from earnings and reported in other comprehensive income until realized. Realized gains would be recognized in non-operating income (loss).

Fair Value of Financial Instruments

We determined the estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 4 and 5 are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds ® mutual funds and Westwood Trust common trust fund shares, equals fair value based on prices quoted in active markets and, with respect to funds, the reported net asset value of the shares held. Market values of our money market holdings generally do not fluctuate.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment.

We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than the carrying amount. We assess goodwill for impairment using either a qualitative or quantitative assessment. The qualitative assessment includes consideration of the current trends in the industry in which we operate, macroeconomic conditions, recent financial performance of our reporting units and a market multiple approach valuation. In performing the annual impairment test during the third quarter, or more frequently when impairment indicators exist, and after assessing the qualitative factors, we may be required to utilize the two-step approach prescribed by ASC 350 “Goodwill and Other Intangible Assets”. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis. The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. The fair value of each reporting unit is estimated, entirely or predominantly, using a market multiple approach. During the third quarter of 2014, we completed our annual goodwill impairment assessment and determined that no impairment loss was required. No impairments were recorded during any of the periods presented.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC No. 718, Compensation-Stock Compensation. Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and adjusted each period for anticipated forfeitures. We expense the fair value of stock-based compensation awards granted to our employees and directors in our consolidated financial statements on a straight-line basis over the period that services are required to be provided in exchange for the award (“requisite service period”), which is typically the period over which the award vests. Stock-based compensation is recognized only for awards that vest, and our periodic accrual of compensation cost is based on the estimated number of awards expected to vest. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date. For performance-based share awards, we assess actual performance versus the predetermined performance goals and record compensation expense once we conclude it is probable that we will meet the performance goals required to vest the applicable performance-based awards.

We have issued restricted stock in accordance with our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We apply judgment in developing an expectation of awards of restricted stock that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

The Share Award Plan of Westwood Holdings Group, Inc. for Service provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by persons to Westwood International. We record compensation costs for these awards on a straight-line basis over the vesting period, once we determine it is probable that the award will be earned.  Awards expected to be settled in shares are funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or forfeited. Shares held in the trust are shown on our consolidated balance sheet as treasury shares.  Until shares are acquired by the trust, we record compensation costs and measure the liability as a cash-based award, which is included in “Compensation and benefits payable” on our consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012, the compensation expense recorded for these awards was $359,000, $344,000 and $124,000, respectively. When the number of shares related to an award is determinable, the award becomes an equity award accounted for in a manner similar to restricted stock, which is described in Note 10.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax benefits realized upon the vesting of restricted shares that exceed the expense previously recognized for reporting purposes are recorded in stockholder’s equity and reflected as a financing activity in our Consolidated Statements of Cash Flows. If the tax benefit upon vesting is less than the expense previously recorded, the shortfall is recorded in stockholder’s equity. If the shortfall exceeds available windfall benefits in equity, they are recorded in our Consolidated Statements of Comprehensive Income and as an operating activity on our Consolidated Statements of Cash Flows.

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

Income Taxes

We file a United States federal income tax return as a consolidated group for Westwood and its subsidiaries based in the US. We file a Canadian income tax return for Westwood International. Deferred income tax assets and liabilities are determined based on temporary differences between the financial statements and income tax bases of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense is generally the result of changes in deferred tax assets and liabilities. Deferred taxes relate primarily to incentive compensation and stock-based compensation expense.

We record net deferred tax assets to the extent we believe such assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future, we would record a valuation allowance. No valuation allowance has been recorded in our consolidated financial statements.

We account for uncertain tax positions by recognizing the impact of a tax position in our consolidated financial statement when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority, based on the merits of the position. We include penalties and interest on income-based taxes, if any, in the “General and administrative” line on our consolidated statements of comprehensive income. At December 31, 2014 and 2013, the Company had not established any reserves for, nor recorded any unrecognized tax benefits related to, uncertain tax positions.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to improve the ability of financial statement users to understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue being recognized. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Early application is prohibited. We are currently evaluating the impact that the application of ASU 2014-09 will have on our financial statements and disclosures.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The new guidance will be effective for the year ending December 31, 2016. Earlier adoption is permitted. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

3. CORRECTION OF IMMATERIAL ERROR:

During the third quarter of 2014, we discovered an understatement of non-cash stock based compensation expense for restricted stock grants subject to both service and performance conditions that had no net effect on total stockholders’ equity.  Measurement dates used for fair value determination of the non-cash expense for such grants between 2006 and the second quarter of 2014 were not set in accordance with ASC No. 718, Compensation-Stock Compensation, and non-cash stock based compensation was thereby understated during such periods.

The cumulative non-cash impact of additional stock based compensation expense for all years impacted resulted in an approximate $3.3 million overstatement of net income. The non-cash net income impact for each of the years ended December 31, 2013 and 2012 was less than $0.1 million.

A reconciliation of the effects of the adjustments to the previously reported consolidated balance sheet and consolidated statement of stockholders' equity at December 31, 2013 and 2012 follows (in millions):

	December 31, 2013
	As Previously Reported	Adjustment	As Adjusted
Additional paid-in capital	$101.0	$2.9	$103.9
Retained earnings	11.0	(2.9)	8.1
Total stockholder’s equity	88.7	—	88.7

	December 31, 2012
	As Previously Reported	Adjustment	As Adjusted
Additional paid-in capital	$88.4	$2.9	$91.3
Retained earnings	6.5	(2.9)	3.6
Total stockholder’s equity	76.6	—	76.6

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVESTMENTS:

Investments are presented below (in thousands). All investments are carried at fair value, and all investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014:
U.S. Government and Government agency obligations	$66,761	$20	$(8)	$66,773
Money market funds	8,250	—	—	8,250
Equity funds	4,477	223	(103)	4,597
Fixed income funds	—	—	—	—
Marketable securities	$79,488	$243	$(111)	$79,620

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013:
U.S. Government and Government agency obligations	$42,595	$16	$—	$42,611
Money market funds	8,584	—	—	8,584
Equity funds	2,130	200	(54)	2,276
Fixed income funds	10,984	99	—	11,083
Marketable securities	$64,293	$315	$(54)	$64,554

The following amounts, except for income tax amounts, are included in our consolidated statements of comprehensive income under the heading “Other revenues” for the years indicated (in thousands):

	2014	2013	2012
Realized gains	$156	$629	$2,467
Realized losses	(50)	(4)	(13)
Net realized gains	106	625	2,454
Income tax expense from gains	37	225	891
Interest income – trading	51	28	27
Dividend income	212	541	514
Unrealized gains/(losses)	75	(325)	344

Realized gains in 2012 includes a gain of $1.9 million related to the sale of our investment in Teton shares, which was accounted for as available-for-sale securities.

As of December 31, 2014, corporate funds totaling $2.7 million were invested in the Westwood Funds® and Westwood Common Trust Funds and corporate funds aggregating $ 1.9 million were invested in a UCITS fund. See Note 13.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	Level 1 – quoted market prices in active markets for identical assets and liabilities,
•	Level 2 – inputs other than quoted prices that are directly or indirectly observable
•	Level 3 – unobservable inputs where there is little or no market activity.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the values of our assets as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Investments in securities:
Trading	$77,327	$2,293	$—	$79,620
Total Financial instruments	$77,327	$2,293	$—	$79,620

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Investments in securities:
Trading	$64,554	$—	$—	$64,554
Total Financial instruments	$64,554	$—	$—	$64,554

Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) we calculate as administrator of the funds. The NAV is calculated using indirectly observed inputs, as the unit price is based on the market value of the underlying investments traded on an active market. We can make withdrawals from the common trust funds on a daily basis, as needed for liquidity, and there are no restrictions on redemption as of December 31, 2014.

6. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the last two years were as follows (in thousands):

	2014	2013
Beginning balance	$11,255	$11,255
Acquired goodwill	—	—
Ending balance	$11,255	$11,255

Intangible Assets

The following is a summary of intangible assets at December 31, 2014 and 2013 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2014
Client relationships	14.2	$5,005	$(1,575)	$3,430
Trade names	2.0	256	(256)	—
Non-compete agreements	2.3	26	(26)	—
Total		$5,287	$(1,857)	$3,430
2013
Client relationships	14.2	$5,005	$(1,216)	$3,789
Trade names	2.0	256	(256)	—
Non-compete agreements	2.3	26	(26)	—
Total		$5,287	$(1,498)	$3,789

Amortization expense, which is included in “General and administrative” expense on our consolidated statements of comprehensive income, was $359,000, $359,000 and $472,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Estimated Amortization Expense
For the Year ending December 31,
2015	$359
2016	359
2017	359
2018	359
2019	359

7. BALANCE SHEET COMPONENTS:

Property and Equipment

The following table reflects information about our property and equipment as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Leasehold improvements	$2,274	$2,068
Furniture and fixtures	1,516	1,453
Computer hardware and office equipment	1,563	1,380
Accumulated depreciation	(2,720)	(2,155)
Net property and equipment	$2,633	$2,746

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of December 31,
	2014	2013
Foreign currency translation adjustment	$(1,231)	$(257)
Accumulated other comprehensive loss	$(1,231)	$(257)

8. INCOME TAXES:

Income Tax Provision

Income (loss) before income taxes by jurisdiction is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
United States	$36,104	$30,799	$26,844
Canada	5,932	(2,614)	(6,824)
Total	$42,036	$28,185	$20,020

Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 35% to income before income taxes.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands):

	Years ended December 31,
	2014		2013		2012
Income tax provision computed at US federal statutory rate	$14,712	35.0%	$9,864	35.0%	$7,007	35.0%
Canadian rate differential	(520)	(1.2)	222	0.7	580	2.9
State and local income taxes, net of federal income taxes	442	1.1	386	1.4	305	1.5
Other, net	153	0.3	(124)	(0.4)	42	0.2
Total income tax expense	$14,787	35.2%	$10,348	36.7%	$7,934	39.6%
Effective income tax rate	35.2%		36.7%		39.6%

We include penalties and interest on income-based taxes in the “General and administrative” line on our consolidated statements of comprehensive income. We recorded $16,000 of penalties and interest in 2014. There were no penalties and interest in 2013 or 2012.

Income tax provision (benefit) as set forth in the consolidated statements of comprehensive income consisted of the following components (in thousands):

	Years ended December 31,
	2014	2013	2012
Current taxes:
US Federal	$16,230	$10,683	$9,280
State and local	690	602	473
Total	16,920	11,285	9,753
Deferred taxes:
State and local	(40)	(5)	(2)
US Federal	(3,590)	(240)	(6)
Non-US	1,497	(692)	(1,811)
Total	(2,133)	(937)	(1,819)
Total income tax expense	$14,787	$10,348	$7,934

Deferred Income Taxes

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Share-based compensation expense	$5,210	$4,226
Net operating loss	166	2,244
Deferred rent	186	204
Compensation and benefits payable	3,280	58
Other	112	39
Total deferred tax assets	8,954	6,771
Deferred tax liabilities:
Property and equipment	(334)	(390)
Intangibles	(645)	(449)
Unrealized gains on investments	(123)	(79)
Total deferred tax liabilities	(1,102)	(918)
Net deferred tax assets	$7,852	$5,853

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
Net current deferred tax asset	$6,268	$3,812
Net current deferred tax liabilities	(2,208)	—
Net current deferred tax assets reflected on the balance sheets	4,060	3,812
Net non-current deferred tax assets	4,782	2,275
Net non-current deferred tax liabilities	(990)	(234)
Net non-current deferred tax assets reflected on the balance sheets	3,792	2,041
Total net deferred tax assets	$7,852	$5,853

As of December 31, 2014, we have Canadian net operating loss carry forwards of approximately $627,000 that are subject to limitation and account for the deferred tax asset of $166,000. These net operating loss carryforwards begin to expire in 2033. We believe that it is more likely than not that we will realize the benefit of our deferred tax assets.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2014, the Company’s tax years of 2011, 2012 and 2013 are open for examination by the tax authorities. The 2010 tax year for Texas is also open for examination; with this exception, as of December 31, 2014, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2011. We are not currently under audit by any taxing jurisdiction.

9. REGULATORY CAPITAL REQUIREMENTS:

Westwood Trust is subject to the capital requirements of the Texas Department of Banking and has a minimum capital requirement of $1.25 million. At December 31, 2014, Westwood Trust had approximately $12 million in excess of its minimum capital requirement.

Westwood Trust is limited under applicable Texas law in the payment of dividends of undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its board of directors, Westwood Trust has made quarterly and special dividend payments to us out of its undivided profits.

Westwood International is subject to the working capital requirements of the Ontario Securities Commission, which requires that combined cash and receivables exceed current liabilities by at least $200,000 CDN. At December 31, 2014 Westwood International had combined cash and receivables that were $14.9 million CDN (or $12.9 million in U.S. Dollars using the exchange rate on December 31, 2014) in excess of its current liabilities, which satisfies this requirement.

10. EMPLOYEE BENEFITS:

Stock Based Compensation

Restricted Stock Awards

We have issued restricted shares to our employees and non-employee directors. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans to the Plan) may not exceed 3,898,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock and stock options. At December 31, 2014, approximately 485,000 shares remain available for issuance under the Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian Plan

As discussed in Note 2, the Canadian Plan provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN (or $8.6 million in U. S. Dollars using the exchange rate on December 31, 2014) may be funded to the Plan Trustee to fund purchases of common stock with respect to awards granted under the Canadian Plan. At December 31, 2014, approximately $7.2 million remains available for issuance under the Canadian Plan, or approximately 116,000 shares based on the closing share price of our stock of $61.82 as of the last business day of 2014. During the first quarter of 2014, the trust formed pursuant to the Canadian Plan purchased in the open market 11,476 Westwood common shares for approximately $670,000. As of December 31, 2014, the trust holds 31,727 shares of Westwood common stock. As of December 31, 2014, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $635,000, which we expect to recognize over a weighted-average period of 1.6 years.

The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2014	2013	2012
Service condition restricted stock expense	$7,580	$7,602	$7,546
Performance-based restricted stock expense	5,718	3,842	2,975
Restricted stock expense under the Plan	13,298	11,444	10,521
Canadian Plan restricted stock expense	387	235	—
Total stock based compensation expense	$13,685	$11,679	$10,521
Total income tax benefit recognized related to stock-based compensation	$5,764	$4,384	$4,535

Restricted Stock

Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.

As of December 31, 2014, there was approximately $16.3 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.4 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs. We withheld 88,123 shares in 2014 for this purpose. Our two types of restricted stock grants under the Plan are discussed below.

Restricted Stock Subject Only to a Service Condition

For the years ended December 31, 2014, 2013 and 2012, we granted restricted stock to employees and non-employee directors. Employee shares vest over four years and Director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued, an adjustment for restrictions on dividends and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period.

The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject only to a service condition:
Non-vested, January 1, 2014	511,060	$40.49
Granted	205,768	58.70
Vested	(186,680)	38.76
Forfeited	(33,691)	48.65
Non-vested, December 31, 2014	496,457	48.14

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2014	2013	2012
Restricted shares subject only to a service condition:
Weighted-average grant date fair value	$58.70	$43.68	$39.26
Fair value of shares vested (in thousands)	$7,236	$7,568	$8,115

Restricted Stock Subject to Service and Performance Conditions

Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over a five-year period subject to achieving annual performance goals established by the Compensation Committee of Westwood’s board of directors. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically has been based upon Westwood’s adjusted pre-tax income, as defined. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the final calculation of adjusted pre-tax income as derived from the Company’s audited financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In February 2014, the Compensation Committee established the 2014 goal as adjusted pre-tax income of at least $34 million, representing a five-year compound annual growth rate in excess of 10% over annual adjusted pre-tax income recorded in 2009. Adjusted pre-tax income is determined based on our audited financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees, (ii) performance-based restricted stock awards, and (iii) mutual fund share incentive awards, excluding start-up, non-recurring, and similar expense items, at the Committee’s discretion. In the first quarter of 2014, we concluded that it was probable that we would meet the performance goals required to vest the applicable percentage of the performance-based restricted shares this year and began recording expense related to those shares.

	Shares	Weighted Average Grant Date Fair Value
Restricted shares subject to service and performance conditions:
Non-vested, January 1, 2014	93,000	$44.55
Granted	101,313	58.59
Vested	(93,000)	44.55
Forfeited	—	—
Non-vested, December 31, 2014	101,313	$58.59

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2014	2013	2012
Restricted shares subject to a service and performance condition:
Weighted-average grant date fair value	$58.59	$44.55	$39.31
Fair value of shares vested (in thousands)	$4,143	$2,948	$3,111

The above amounts as of December 31, 2014 do not include 185,252 non-vested restricted shares that potentially vest over performance years subsequent to 2014, as the annual performance goals for those years have not been set by the Compensation Committee and therefore no grant date has been established.

Stock Options

Options granted under the Plan had a maximum ten-year term and vested over a period of four years. Options exercised represent newly-issued shares. There are no options currently outstanding or exercisable as of December 31, 2014.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options representing 16,250 shares of Westwood’s common stock were exercised in 2012 at a weighted average exercise price of $12.90 per share. The total intrinsic value of these exercised options was $364,000, and cash received from the exercise of stock options was $210,000.

Deferred Share Units

We have a deferred share unit (“DSU”) plan for employees Westwood International. A DSU is an award linked to the value of Westwood’s common stock and is represented by a notional credit to a participant account. The value of a DSU is initially equal to the value of a share of our common stock. DSUs vest 20%, 40%, 60%, and 80% after two, three, four and five years of service, respectively. DSUs become fully vested after six years of service and the liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSUs based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. As of December 31, 2014, we had an accrued liability of $98,000 for 3,756 deferred share units related to the 2012 and 2013 awards issued in 2013 and 2014, respectively, which is based on the$ 61.82 per share closing price of our common stock on the last trading day of the year ended December 31, 2014.

Mutual Fund Share Incentive Awards

Each year we grant mutual fund incentive awards to certain employees based on our mutual funds achieving certain performance goals. Awards granted are notionally credited to a participant account maintained by us that contains a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account.

These awards vest after approximately one year of service following the year in which the participant earns the award. We begin accruing a liability for mutual fund incentive awards when we determine it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has transpired. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the years ended December 31, 2014 and 2013, we recorded expense of $863,000 and $1.8 million, respectively, related to mutual fund share incentive awards. We did not record any expense related to mutual fund share incentive awards in 2012. As of December 31, 2014 and 2013, we had an accrued liability of $844,000 and $1.9 million, respectively, related to mutual fund incentive awards.

Benefit Plans

Westwood has a defined contribution 401(k) and profit-sharing plan that was adopted in July 2002 and covers substantially all of our U.S. employees. Discretionary employer profit-sharing contributions become fully vested after six years of service by the participant. For the 401(k) portion of the plan, Westwood provides a match of up to 6% of eligible compensation. These 401(k) matching contributions vest immediately.

The following table displays our profit-sharing and 401(k) contributions for the periods presented (in thousands):

	Years ended December 31,
	2014	2013	2012
Profit-sharing contributions	$816	$674	$648
401(k) matching contributions	928	871	744

11. EARNINGS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted EPS is computed based on the weighted average shares of common stock outstanding plus the effect of any dilutive shares of restricted stock and stock options granted to employees and non-employee directors. There were 5,993 anti-dilutive restricted shares as of December 31, 2014 and no anti-dilutive restricted shares or options as of December 31, 2013 or 2012.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2014	2013	2012
Net income	$27,249	$17,837	$12,086
Weighted average shares outstanding – basic	7,512,348	7,331,874	7,145,701
Dilutive potential shares from unvested restricted shares	394,197	360,882	158,200
Dilutive potential shares from stock options	—	—	3,134
Weighted average shares outstanding – diluted	7,906,545	7,692,756	7,307,035
Earnings per share:
Basic	$3.63	$2.43	$1.69
Diluted	$3.45	$2.32	$1.65

12. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood Management provides investment advisory services to the Westwood Funds ®, a family of mutual funds, and two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”). The CTFs, Westwood Funds ®, CITs and LLCs (“Westwood VIEs”) are considered VIEs because our clients, who hold the equity at risk, do not have direct or indirect ability through voting or similar rights to make decisions about the funds that may have a significant effect on their economic performance. We receive fees for managing assets in these entities commensurate with market rates.

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

In June 2013, the Company provided €300,000, or $406,000, to the UCITS Fund for the sole purpose of meeting the minimum capital requirements (and showing economic substance) needed to complete the application process to establish the fund. In August 2013, the UCITS Fund refunded this amount in full. In January 2014, the Company provided $1.0 million to a common trust fund for the sole purpose of meeting the minimum capital requirements (and showing economic substance) to establish the fund, which is included in “Investments, at fair value” on our consolidated balance sheet at December 31, 2014. In October 2014, the Company provided €1.6 million, or $2.0 million, to an additional UCITS Fund for the sole purpose of meeting the minimum capital requirements (and showing economic substance) needed to complete the application process to establish the fund, which is included in “Investments, at fair value” on our consolidated balance sheet at December 31, 2014.

Otherwise, we have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these variable interest entities. Our investments in the Westwood Funds ® and the CTFs are accounted for as investments in accordance with our other investments described in Note. 4. We recognized fee revenue from the Westwood VIEs of approximately $48.2 million, $36.2 million and $30.2 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

The following table displays the assets under management, amount of corporate money invested that are included in “Investments, at fair value” on the consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of December 31, 2014
	Assets Under Management	Corporate Investment	Risk of Loss
Westwood Funds ®	$3,722	$1	$1
Common Trust Funds	2,659	2	2
Collective Investment Trusts	289	—	—
LLCs	142	—	—
UCITS Fund	811	2	2

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. RELATED PARTY TRANSACTIONS

Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. There were no amounts due from these accounts as of December 31, 2014 and 2013. For the years ended December 31, 2014, 2013 and 2012, we recorded trust fees from these accounts of $264,000, $278,000, and $314,000, respectively.

The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International provides investment advisory services to the UCITS Fund. Certain members of the Company’s management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by either clients of the UCITS Fund or directly by the UCITS Fund. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates and are negotiated and contracted at arm’s length. For the year ended December 31, 2014, we recorded fees from the UCITS Fund of $1.1 million, which are included in “Asset-based advisory fees” on our consolidated statement of comprehensive income. As of December 31, 2014, $256,000 of these fees were unpaid and included in “Accounts receivable” on our consolidated balance sheet. For the year ended December 31, 2013, we did not earn or receive any fees from the UCITS Fund.

14. COMMITMENTS AND CONTINGENCIES:

Leases

We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2021. Rental expense for facilities and equipment leases for years ended December 31, 2014, 2013 and 2012 aggregated approximately $1.5 million, $1.6 million and $1.3 million, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of comprehensive income.

At December 31, 2014, the future contractual rental payments for non-cancelable operating leases for each of the following five years and thereafter follow (in thousands):

Year ending:
2015	$1,534
2016	1,558
2017	1,378
2018	1,186
2019	1,109
Thereafter	1,992
Total payments due	$8,757

Litigation

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (“AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and executive recruiting firm Warren International, LLC. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million (CAD) in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million (CAD) in general damages, $10 million (CAD) in special damages, $1 million (CAD) in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million (CAD) in general damages, $1 million (CAD) per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase was completed in 2013, and we are currently in the discovery phase, which we hope to complete by the end of 2015.

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

Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, will be covered by insurance. We expense legal fees and directly-related costs as they are incurred. We received insurance proceeds of $379,000 during 2014 and have recorded a receivable of $210,000 as of December 31, 2014, which represents our current minimum estimate of the related expenses that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our consolidated balance sheets.

15. SEGMENT REPORTING:

We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes. Our Chief Operating Decision Maker evaluates the performance of our segments based primarily on fee revenues and economic earnings. Westwood Holdings Group, Inc., the parent company of Advisory and Trust, does not have revenues and is the entity in which we record typical holding company expenses including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs.  All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

Advisory

Our Advisory segment provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals and the Westwood Funds®, as well as investment subadvisory services to mutual funds and our Trust segment. Westwood Management and Westwood International, which provide investment advisory services to clients of similar type, are included in our Advisory segment, along with Westwood Advisors, LLC.

Trust

Westwood Trust provides trust and custodial services to its clients and to our Advisory segment and sponsors common trust funds to institutions and high net worth individuals.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
2014
Net fee revenues from external sources	$92,279	$20,525	$-	$-	$112,804
Net intersegment revenues	13,527	-	-	(13,527)	-
Net interest and dividend revenue	261	2	-	-	263
Other revenue	173	1	-	-	174
Total revenues	106,240	20,528	-	(13,527)	113,241
Expenses:
Depreciation and amortization	603	302	33	-	938
Other operating expenses	51,265	19,867	12,662	(13,527)	70,267
Total expenses	51,868	20,169	12,695	(13,527)	71,205
Income (loss) before income taxes	54,372	359	(12,695)	-	42,036
Income tax expense (benefit)	19,057	132	(4,402)	-	14,787
Net income	$35,315	$227	$(8,293)	$-	$27,249
Add:
Restricted stock expense	$9,074	$1,847	$2,764	$-	$13,685
Intangible amortization	161	198	-	-	359
Deferred taxes on goodwill	38	114	-	-	152
Economic Earnings	$44,588	$2,386	$(5,529)	$-	$41,445
Segment assets	$144,385	$18,133	$10,435	$(33,079)	$139,874
Segment goodwill	$5,219	$6,036	$-	$-	$11,255
Expenditures for long-lived assets	$226	$29	$223	$-	$478
2013
Net fee revenues from external sources	$72,588	$18,367	$-	$-	$90,955
Net intersegment revenues	10,402	14	-	(10,416)	-
Net interest and dividend revenue	568	1	-	-	569
Other revenue	301	-	-	-	301
Total revenues	83,859	18,382	-	(10,416)	91,825
Expenses:
Depreciation and amortization	468	301	-	-	769
Other operating expenses	46,545	16,943	9,799	(10,416)	62,871
Total expenses	47,013	17,244	9,799	(10,416)	63,640
Income (loss) before income taxes	36,846	1,138	(9,799)	-	28,185
Income tax expense (benefit)	13,738	408	(3,798)	—	10,348
Net income	$23,108	$730	$(6,001)	$-	$17,837
Add:
Restricted stock expense	$7,586	$1,803	$2,290	$-	$11,679
Intangible amortization	161	198	-	-	359
Deferred taxes on goodwill	38	114	-	-	152
Economic Earnings	$30,893	$2,845	$(3,711)	$-	$30,027
Segment assets	$114,871	$14,190	$6,354	$(19,365)	$116,050
Segment goodwill	$5,219	$6,036	$-	$-	$11,255
Expenditures for long-lived assets	$962	$239	$-	$-	$1,201
2012
Net fee revenues from external sources	$59,187	$14,969	$-	$-	$74,156
Net intersegment revenues	5,858	16	-	(5,874)	-
Net interest and dividend revenue	539	2	-	-	541
Other revenue	2,798	-	-	-	2,798
Total revenues	68,382	14,987	-	(5,874)	77,495
Expenses:
Depreciation and amortization	450	371	-	-	821
Other operating expenses	38,954	13,720	9,854	(5,874)	56,654

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total expenses	39,404	14,091	9,854	(5,874)	57,475
Income (loss) before income taxes	28,978	896	(9,854)	-	20,020
Income tax expense (benefit)	11,132	316	(3,514)	-	7,934
Net income	$17,846	$580	$(6,340)	$-	$12,086
Add:
Restricted stock expense	$6,366	$1,735	$2,420	$-	$10,521
Intangible amortization	189	283	-	-	472
Deferred taxes on goodwill	39	115	-	-	154
Economic Earnings	$24,440	$2,713	$(3,920)	$-	$23,233
Segment assets	$91,619	$13,657	$3,906	$(12,565)	$96,617
Segment goodwill	$5,219	$6,036	$-	$-	$11,255
Expenditures for long-lived assets	$228	$36	$-	$-	$264

The segment presentation above has been updated from the prior year presentation to show Economic Earnings, a non-U.S. generally accepted accounting principles (“non-GAAP”) performance measure of segment profit or loss. We provide this measure in addition to, but not as a substitute for, net income reported on a U.S. GAAP basis. Our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that this non-GAAP performance measure of segment profit or loss, while not a substitute for GAAP net income, is useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider this non-GAAP measure of segment profit or loss without considering the financial information prepared in accordance with GAAP.

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

In addition, we have reclassified the 2013 and 2012 periods for Economic Earnings of Westwood Holdings to include typical holding company expenses in order to be comparable to amounts reported in 2014.

Geographical information

	Years ended December 31,
(in thousands)	2014	2013	2012
Analysis of revenues by geographic location of client:
U.S.	$94,955	$83,622	$73,255
Canada	8,635	5,567	2,542
Europe	8,146	1,843	1,698
Japan	21	-	-
Australia	1,484	793	-
Total	$113,241	$91,825	$77,495

	As of December 31,
(in thousands)	2014	2013
Analysis of property and equipment, net by geographic area:
U.S.	$2,057	$2,102
Canada	576	644
Total	$2,633	$2,746

16. CONCENTRATION:

For the years ended December 31, 2014, 2013 and 2012, our ten largest clients accounted for over 20% of our fee revenue.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No single customer accounted for 10% or more of our fee revenues in any of these years.

	Years ended December 31,
(in thousands)	2014	2013	2012
Advisory fees from Westwood Management’s largest client:
Asset-based fees	$2,183	$1,729	$1,452
Performance-based fees	3,806	2,561	1,251
Percent of fee revenue	5.3%	4.7%	3.7%

17. SUBSEQUENT EVENTS:

Merger Agreement

On January 15, 2015, we entered into an agreement to acquire Woodway Financial Advisors (“Woodway”), a Houston-based private wealth and trust company that manages assets of approximately $1.6 billion at December 31, 2014. The acquisition will occur pursuant to a Reorganization Agreement and Agreement and Plan of Merger (the “Merger Agreement”), by and among Westwood, Westwood Trust, Woodway and certain shareholders of Woodway.

Pursuant to the Merger Agreement, Woodway will merge with Westwood Trust, with Westwood Trust being the surviving entity (the “Merger”). The total merger consideration consists of (i) $32 million, subject to adjustment for the amount of Woodway’s working capital at closing, and subject to reduction for Woodway’s outstanding indebtedness and unpaid transaction expenses as of closing, and (ii) an earn-out amount equal to the annualized revenue from the post-closing business of Woodway for the twelve month period following the effective time of the Merger (the “Earn-Out Period”), adjusted for clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”).

Approximately 73% of the total merger consideration will be paid in cash with the remaining 27% paid through issuance of shares of Westwood common stock. The stock portion of the initial merger consideration payable at closing will be determined by using the average closing price of Westwood common stock over the 15 business days prior to the Signing Date. The stock portion of the Earn-Out Amount will be determined by using the average closing price of Westwood common stock for the last 30 days of the Earn-Out Period. The shares of Westwood common stock issued pursuant to the Merger will be issued only to “accredited investors” within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”).

The Merger Agreement contains customary representations, warranties and covenants by the parties, as well as indemnification rights. Subject to customary loss baskets and caps, losses resulting from breach of the representations, warranties or covenants of Woodway or the Woodway shareholders may be recouped or set off against the Earn-Out Amount. Each of the board of directors of Westwood, Westwood Trust and Woodway, as well as the shareholders of Woodway, has approved the Merger and Merger Agreement. The Merger is subject to approval by the Texas Department of Banking, as well as customary closing conditions.

Dividends Declared

On February 4, 2015, we declared a quarterly cash dividend of $0.50 per share on common stock payable on April 1, 2015 to stockholders of record on March 13, 2015.

Restricted Stock Grants

On February 23, 2015, we issued 186,522 shares of restricted stock to employees. On February 23, 2015, shares of our stock closed at a price of $61.82 per share. The shares are subject to vesting conditions described in Note 10 of these consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. QUARTERLY FINANCIAL DATA (Unaudited):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2014(1)
Revenues	$25,949	$30,905	$28,122	$28,265
Income before income taxes	8,613	13,356	10,592	9,475
Net income	5,562	8,591	7,118	5,978
Basic earnings per common share	0.74	1.14	0.95	0.79
Diluted earnings per common share	0.72	1.12	0.92	0.77

2013(2)
Revenues	$20,100	$23,475	$22,998	$25,252
Income before income taxes	4,696	7,851	6,738	8,900
Net income	2,818	4,955	4,301	5,763
Basic earnings per common share	0.39	0.67	0.58	0.78
Diluted earnings per common share	0.38	0.66	0.57	0.75

________________

(1)

Results for the first and second quarter of 2014 have been adjusted for the immaterial error discussed in Note 3. The non-cash net income impact for each of the first and second quarters of 2014 was an overstatement of approximately $0.2 million for an overstatement of approximately $0.4 million for the first half of 2014.

(2)

Results for each of the quarters of 2013 have been adjusted for the immaterial error discussed in Note 3. The non-cash net income impact for each of the quarters of 2013 was an overstatement of less than $0.1 million, representing less than $0.1 million for the year ended December 31, 2013.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
2.1	Securities Purchase Agreement by and among Westwood Holdings Group, Inc., McCarthy Group Advisors, LLC, MGA Holdings, LLC, and The Members of MGA Holdings, LLC (14)
3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (3)
3.1.1	Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (10)
3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (6)
4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (3)
10.1	Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related forms of Stock Option Agreement and Restricted Stock Agreement) (7)+
10.1.1	Amendment to Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (including related form of Restricted Stock Agreement) (11)+
10.1.2	Second Amendment to Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (15)+
10.2	Tax Separation Agreement between SWS Group, Inc. and Westwood Holdings Group, Inc. (2)
10.3	Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, L.P., dated as of April 4, 1990, and amendment thereto (4)
10.3.1	Ninth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of November 25, 2003 (5)
10.3.2	Tenth Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of February 23, 2004 (5)
10.3.3	Eleventh Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of December 9, 2010 (12)
10.3.4	Twelfth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of August 17, 2012 (14)
10.4	Software License Agreement between Infovisa and Westwood Trust, dated as of December 1, 2001 (4)
10.5	Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (4)
10.6	Investment Sub-advisory Agreement between Teton Advisers, LLC and Westwood Management Corp., dated as of October 6, 1994 (14)
10.7	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (5)+
10.8	Form of Indemnification Agreement for Westwood Management Corp. (5)+
10.9	Form of Indemnification Agreement for Westwood Trust (5)+
10.10	Executive Employment Agreement between Westwood Holdings Group, Inc. and Susan M. Byrne (8)+
10.11	Executive Employment Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (9)+
10.12	Executive Employment Agreement between Westwood Holdings Group, Inc. and Mark Freeman (13)+
10.13	Restricted Stock Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (9)+
10.14	Mutual Fund Share Incentive Agreement, by and between Mark Freeman and Westwood Holdings Group, Inc. dated as of March 19, 2013 (13)+
10.15	Mutual Fund Share Incentive Agreement Amendment, by and between Mark Freeman and Westwood Holdings Group, Inc. dated as of March 7, 2014 (13)+
10.16	Form of Mutual Fund Share Incentive Agreement, by and between Mark Freeman and Westwood Holdings Group, Inc. (1)+

Exhibit Number	Description of Exhibits
10.17	Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (16)+
21.1	Subsidiaries (14)
23.1	Consent of Grant Thornton (1)
24.1	Power of Attorney (included on first signature page) (1)
31.1	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)#
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.
(2)	Incorporated by reference from Amendment No. 5 to Registration Statement on Form 10/A filed with the SEC on June 6, 2002.
(3)	Incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002.
(4)	Incorporated by reference from the Registration Statement on Form 10 filed with the SEC on February 8, 2002.
(5)	Incorporated by reference from the Form 10-K filed with the SEC on February 27, 2004.
(6)	Incorporated by reference from the Form 8-K filed with the SEC on April 25, 2012.
(7)	Incorporated by reference from the Form S-8 filed with the SEC on July 1, 2009.
(8)	Incorporated by reference from the Form 8-K filed with the SEC on July 28, 2006.
(9)	Incorporated by reference from the Form 8-K filed with the SEC on April 23, 2010.
(10)	Incorporated by reference from the Form 8-K filed with the SEC on May 7, 2008.
(11)	Incorporated by reference from the Form 10-Q filed with the SEC on October 21, 2010.
(12)	Incorporated by reference from the Form 10-K filed with the SEC on February 25, 2011.
(13)	Incorporated by reference from the Form 8-K filed with the SEC on March 12, 2014.
(14)	Incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013.
(15)	Incorporated by reference from the Registration Statement on Form S-8 filed with the SEC on April 18, 2012.
(16)	Incorporated by reference from the Registration Statement on Form S-8 filed with the SEC on April 18, 2012.
+	Indicates management contract or compensation plan, contract or arrangement.
#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.