Form 10-Q
period 2015-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2015-04-29
CIK 1165002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐    No  ☒

Shares of common stock, par value $0.01 per share, outstanding as of April 17, 2015: 8,622,423.

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31,
	2015	December 31,
	(unaudited)	2014
ASSETS
Current Assets:
Cash and cash equivalents	$19,607	$18,131
Accounts receivable	14,840	14,540
Investments, at fair value	64,039	79,620
Deferred income taxes	4,826	4,060
Other current assets	2,538	2,413
Total current assets	105,850	118,764
Goodwill	11,255	11,255
Deferred income taxes	3,542	3,792
Intangible assets, net	3,340	3,430
Property and equipment, net of accumulated depreciation of $2,847 and $2,720	2,871	2,633
Total assets	$126,858	$139,874
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,694	$2,334
Dividends payable	4,792	4,868
Compensation and benefits payable	5,284	18,504
Income taxes payable	2,031	1,498
Total current liabilities	15,801	27,204
Accrued dividends	914	1,450
Deferred rent	1,216	1,213
Total liabilities	17,931	29,867
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,280,996 and outstanding 8,467,815 shares at March 31, 2015; issued 9,010,255 and outstanding 8,308,460 shares at December 31, 2014	93	90
Additional paid-in capital	125,661	119,859
Treasury stock, at cost - 813,181 shares at March 31, 2015; 701,795 shares at December 31, 2014	(35,893)	(29,028)
Accumulated other comprehensive loss	(2,619)	(1,231)
Retained earnings	21,685	20,317
Total stockholders' equity	108,927	110,007
Total liabilities and stockholders' equity	$126,858	$139,874

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data and share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Advisory fees
Asset based	$23,929	$20,389
Performance based	288	363
Trust fees	5,150	5,028
Other, net	241	169
Total revenues	29,608	25,949

EXPENSES:
Employee compensation and benefits	15,309	12,852
Sales and marketing	395	287
Westwood mutual funds	827	652
Information technology	1,037	715
Professional services	2,072	1,382
General and administrative	1,590	1,448
Total expenses	21,230	17,336
Income before income taxes	8,378	8,613
Provision for income taxes	2,768	3,051
Net income	$5,610	$5,562
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,388)	(354)
Total comprehensive income	$4,222	$5,208

Earnings per share:
Basic	$0.74	$0.74
Diluted	$0.71	$0.72

Weighted average shares outstanding:
Basic	7,596,223	7,474,415
Diluted	7,861,090	7,751,243

Cash dividends declared per share	$0.50	$0.44

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock, Par		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total
BALANCE, January 1, 2015	8,308,460	$90	$119,859	$(29,028)	$(1,231)	$20,317	$110,007
Net income	—	—	—	—	—	5,610	5,610
Other comprehensive loss	—	—	—	—	(1,388)	—	(1,388)
Issuance of restricted stock, net of forfeitures	270,741	3	(3)	—	—	—	—
Dividends declared	—	—	—	—	—	(4,242)	(4,242)
Stock based compensation expense	—	—	3,678	—	—	—	3,678
Reclassification of compensation liability to be paid in shares	—	—	338	—	—	—	338
Tax benefit related to stock based compensation	—	—	1,789	—	—	—	1,789
Purchases of treasury stock	(21,193)	—	—	(1,289)	—	—	(1,289)
Restricted stock returned for payment of taxes	(90,193)	—	—	(5,576)	—	—	(5,576)
BALANCE, March 31, 2015	8,467,815	$93	$125,661	$(35,893)	$(2,619)	$21,685	$108,927

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the
	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,610	$5,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145	144
Amortization of intangible assets	90	90
Unrealized gains on trading investments	(119)	(57)
Stock based compensation expense	3,678	3,479
Deferred income taxes	(570)	3,924
Excess tax benefits from stock based compensation	(1,392)	(1,893)
Net sales of investments - trading securities	15,700	19,206
Change in operating assets and liabilities:
Accounts receivable	(690)	(450)
Other current assets	42	338
Accounts payable and accrued liabilities	1,285	(189)
Compensation and benefits payable	(12,406)	(13,963)
Income taxes payable and prepaid income taxes	2,414	(1,557)
Other liabilities	(6)	(37)
Net cash provided by operating activities	13,781	14,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(288)	(121)
Net cash used in investing activities	(288)	(121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,289)	(669)
Restricted stock returned for payment of taxes	(5,576)	(5,170)
Excess tax benefits from stock based compensation	1,392	1,893
Cash dividends	(4,855)	(3,942)
Net cash used in financing activities	(10,328)	(7,888)
Effect of currency rate changes on cash	(1,689)	(78)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,476	6,510
Cash and cash equivalents, beginning of period	18,131	10,864
Cash and cash equivalents, end of period	$19,607	$17,374
Supplemental cash flow information:
Cash paid during the period for income taxes	$957	$761

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

Acquisition of Woodway Financial Advisors

On January 15, 2015, we entered into an agreement to acquire Woodway Financial Advisors (“Woodway”), a Houston-based private wealth and trust company that managed assets of approximately $1.6 billion at December 31, 2014. We completed the acquisition on April 1, 2015.

The acquisition of Woodway will be accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. See further discussion of the acquisition of Woodway in Note 13 “Subsequent Events.”

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the periods in these condensed consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying condensed consolidated financial statements include the accounts of Westwood and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The adoption of this ASU did not have an impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to improve the ability of financial statement users to understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue being recognized. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Early application is prohibited. We are currently evaluating the impact that the application of ASU 2014-09 will have on our financial statements and disclosures.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items. The ASU eliminates the concept of extraordinary items, which are currently required to be separately classified, presented and disclosed in financial statements. ASU 2015-01 is effective for annual reporting periods, including interim periods within those periods, beginning after December 31, 2015. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis. This amendment modifies the analysis required to evaluate whether certain legal entities should be consolidated, including variable interest entities. This amendment changes the evaluation of fee arrangements and related party transactions when determining whether to consolidate a variable interest entity. The amendment is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within reporting periods beginning after December 15, 2017, although early adoption is permitted. We are currently evaluating the impact that the application of ASU 2015-02 will have on our financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software. This amendment provides guidance about whether a cloud computing arrangement includes a software license. The new guidance clarifies that software licenses included in a cloud computing software should be accounted for in the same manner as other software licenses. If the cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact that the application of ASU 2015-05 will have on our financial statements.

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 44,000 and 103,000 anti-dilutive restricted shares as of March 31, 2015 and March 31, 2014, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net income	$5,610	$5,562

Weighted average shares outstanding - basic	7,596,223	7,474,415
Dilutive potential shares from unvested restricted shares	264,867	276,828
Weighted average shares outstanding - diluted	7,861,090	7,751,243

Earnings per share:
Basic	$0.74	$0.74
Diluted	$0.71	$0.72

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4. INVESTMENTS

Investment balances are presented in the table below (in thousands). All investments are carried at fair value and are accounted for as trading securities.

		Gross	Gross	Estimated
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
March 31, 2015:
U.S. Government and Government agency obligations	$30,293	$17	$(1)	$30,309
Money market funds	26,332	—	—	26,332
Equity funds	7,163	279	(44)	7,398
Marketable securities	$63,788	$296	$(45)	$64,039

December 31, 2014:
U.S. Government and Government agency obligations	$66,761	$20	$(8)	$66,773
Money market funds	8,250	—	—	8,250
Equity funds	4,477	223	(103)	4,597
Marketable securities	$79,488	$243	$(111)	$79,620

As of March 31, 2015 and December 31, 2014, $5.8 million and $4.6 million in corporate funds were invested in Westwood Funds, Westwood Common Trust Funds and the UCITS Fund. See Note 8 “Variable Interest Entities.”

5. FAIR VALUE MEASUREMENTS

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the values of our assets as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of March 31, 2015:
Investments in securities:
Trading	$60,639	$3,400	$—	$64,039
Total financial instruments	$60,639	$3,400	$—	$64,039

As of December 31, 2014:
Investments in securities:
Trading	$77,327	$2,293	$—	$79,620
Total financial instruments	$77,327	$2,293	$—	$79,620

Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) calculated by us as administrator of the funds. The NAV is calculated using indirectly observed inputs, as the unit price is based on the market value of the underlying investments traded on an active market. We can make withdrawals from the common trust funds on a daily basis, as needed for liquidity, and there are no restrictions on redemption as of March 31, 2015.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

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

Our intangible assets, which totaled $3.3 million (net of accumulated amortization of $1.9 million) at March 31, 2015, represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. The estimated annual amortization for these assets is $0.4 million for the next five years.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2015	2014
Foreign currency translation adjustment	$(2,619)	$(1,231)
Accumulated other comprehensive loss	$(2,619)	$(1,231)

8. VARIABLE INTEREST ENTITIES

Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood International and Westwood Management provide investment advisory services to Westwood Investment Funds PLC (the “UCITS Fund”), which was authorized by the Central Bank of Ireland on June 18, 2013 pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (“UCITS”), and which is an Ireland domiciled umbrella-type open-ended self-managed investment company. Westwood Management provides investment advisory services to the Westwood Funds®, a family of mutual funds, and two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”). The CTFs, UCITS, Westwood Funds®, CITs and LLCs (“Westwood VIEs”) are considered variable interest entities (“VIEs”) because our clients, who hold the equity at risk, do not have a direct or indirect ability through voting or similar rights to make decisions about the funds that would have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.

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

In January 2015 and January 2014, the Company provided $1.0 million and $2.0 million, respectively, to common trust funds for the sole purpose of showing economic substance needed to establish the funds. In October 2014, the Company provided €1.6 million, or $2.0 million, to the UCITS Fund for the sole purpose of showing economic substance needed to establish a new sub-fund. The corporate capital invested in these funds is included in “Investments, at fair value” on our consolidated balance sheet at March 31, 2015.

Otherwise, we have not provided any financial support we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these VIEs. Our investments in the Westwood Funds®, the CTFs and the UCITS Fund are accounted for as investments in accordance with our other investments described in Note 5. We recognized fee revenue from the Westwood VIEs of approximately $14.3 million and $11.2 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

The following table displays assets under management, corporate capital invested and risk of loss in each vehicle (in millions).

	As of March 31, 2015
	Assets
	Under	Corporate	Risk of
	Management	Investment	Loss
VIE's:
Westwood Funds®	$4,239	$1	$1
Common Trust Funds	2,108	3	3
Collective Investment Trusts	309	—	—
LLCs	142	—	—
UCITS Fund	820	2	2
VIE totals	7,618

All other assets:
Private Wealth	1,775
Institutional	12,329
Total AUM	$21,722

9. LONG-TERM INCENTIVE COMPENSATION

Restricted Stock Awards

We have issued restricted shares to our employees and non-employee directors. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended  (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 3,898,100 shares. At March 31, 2015, approximately 214,000 shares remain available for issuance under the Plan.

Canadian Plan

The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN (or $7.9 million in U. S. Dollars using the exchange rate on March 31, 2015) may be funded to the Plan Trustee to fund purchases of common stock with respect to awards granted under the Canadian Plan. At March 31, 2015, approximately $5.4 million remains available for issuance under the Canadian Plan, or approximately 89,000 shares based on the closing share price of our stock of $60.30 as of March 31, 2015. During the first quarter of

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2015, the trust formed pursuant to the Canadian Plan purchased in the open market 21,193 Westwood common shares for approximately $1.3 million. As of March 31, 2015, the trust holds 52,920 shares of Westwood common stock. As of March 31, 2015, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.4 million, which we expect to recognize over a weighted-average period of 2.3 years.

The following table presents the total stock based compensation expense recorded for stock based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Service condition stock based compensation expense	$2,183	$1,814
Performance condition stock based compensation expense	1,354	1,249
Stock based compensation expense under the Plan	3,537	3,063
Canada EB Plan stock based compensation expense	141	416
Total stock based compensation expense	$3,678	$3,479

Restricted Stock

Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.

As of March 31, 2015, there was approximately $33.5 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.9 years. Our two types of restricted stock grants under the Plan are discussed below.

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

The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the three months ended March 31, 2015:

		Weighted Average
		Grant Date Fair
Restricted shares subject only to a service condition:	Shares	Value

Non-vested, January 1, 2015	496,457	$48.14
Granted	235,945	61.74
Vested	(174,008)	40.85
Forfeited	(204)	58.79
Non-vested, March 31, 2015	558,190	$56.16

Restricted Stock Subject to Service and Performance Conditions

Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over a five year period provided that annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically has been based upon Westwood’s adjusted pre-tax income, as defined. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the final calculation of adjusted pre-tax income as derived from the Company’s audited financial statements. If a portion of the

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In February 2015, the Compensation Committee established the 2015 goal as adjusted pre-tax income of at least $46.0 million, representing a five-year compound annual growth rate in excess of 10% over annual adjusted pre-tax income recorded in 2010. Adjusted pre-tax income is determined based on our audited financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees, (ii) performance-based restricted stock awards, and (iii) mutual fund share incentive awards, excluding start up, non-recurring and similar expense items, at the Committee’s discretion. In the first quarter of 2015, we concluded that it was probable that we would meet the performance goals required to vest the applicable performance based restricted shares this year and began recording expense related to those shares.

		Weighted Average
		Grant Date Fair
Restricted shares subject to service and performance conditions:	Shares	Value

Non-vested, January 1, 2015	101,313	$58.59
Granted	101,313	61.29
Vested	(101,313)	58.59
Forfeited	—	—
Non-vested, March 31, 2015	101,313	$61.29

The above amounts as of March 31, 2015 do not include 118,939 non-vested restricted shares that potentially vest over performance years subsequent to 2015 in-as-much as the annual performance goals for those years have not been set by the Compensation Committee and therefore no grant date has been established.

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

These awards vest after approximately one year of service following the year in which the participant earns the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has transpired. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended March 31, 2015 and 2014, we recorded expense of $426,000 and $125,000, respectively, related to mutual fund share incentive awards. As of March 31, 2015 and December 31, 2014, we had an accrued liability of $1.4 million and $844,000, respectively, related to mutual fund incentive awards.

10. RELATED PARTY TRANSACTIONS

Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. There were no amounts due from these accounts as of March 31, 2015 or December 31, 2014. For the three months ended March 31, 2015 and 2014, we recorded trust fees from these accounts of $74,000 and $59,000, respectively.

The Company engages in transactions with its affiliates in the ordinary course of business.  Westwood International and Westwood Management provide investment advisory services to the UCITS Fund. Certain members of our management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the UCITS Fund and, in certain cases, by the UCITS Fund. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates and are negotiated and contracted at arm’s length. For the three months ended March 31, 2015 and 2014, the Company earned approximately $346,000  and $36,000 in fees directly from the UCITS Fund. This does not include fees paid directly to Westwood International by

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

certain clients invested in the UCITS Fund that have entered into an investment management agreement with Westwood International. As of March 31, 2015 and December 31, 2014, $120,000 and $256,000, respectively, of these fees were unpaid and included in “Accounts receivable” on our consolidated balance sheet.

11. COMMITMENTS AND CONTINGENCIES

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC. (“Warren”). The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million CDN in the lawsuit. On November 5, 2012, Westwood responded to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase was completed in 2013, and we are currently in the discovery phase, which we hope to complete by the end of 2015.

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

Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We have received insurance proceeds of approximately $379,000 to date and have recorded a receivable of $343,000 as of March 31, 2015, which represents our current minimum estimate of the related expenses that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.

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

Advisory

Our Advisory segment provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals, the Westwood Funds®, and the UCITS Fund, as well as investment subadvisory services to mutual funds and our Trust segment. Westwood Management and Westwood International, which provide investment advisory services to clients of similar type, are included in our Advisory segment along with Westwood Advisors, LLC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Trust

Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

			Westwood
	Advisory	Trust	Holdings	Eliminations	Consolidated
Three Months Ended March 31, 2015
Net fee revenues from external sources	$24,217	$5,150	$—	$—	$29,367
Net intersegment revenues	3,627	—	—	(3,627)	—
Net interest and dividend revenue	49	—	—	—	49
Other revenue	191	1	—	—	192
Total revenues	$28,084	$5,151	$—	$(3,627)	$29,608
Economic Earnings	$10,717	$503	$(1,804)	$—	$9,416
Less: Restricted stock expense					3,678
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$5,610

Segment assets	$146,948	$15,327	$10,914	$(46,331)	$126,858
Segment goodwill	$5,219	$6,036	$—	$—	$11,255

Three Months Ended March 31, 2014
Net fee revenues from external sources	$20,752	$5,028	$—	$—	$25,780
Net intersegment revenues	3,381	—	—	(3,381)	—
Net interest and dividend revenue	122	1	—	—	123
Other revenue	45	1	—	—	46
Total revenues	$24,300	$5,030	$—	$(3,381)	$25,949
Economic Earnings	$10,739	$222	$(1,792)	$—	$9,169
Less: Restricted stock expense					3,479
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$5,562

Segment assets	$102,777	$14,957	$11,253	$(27,572)	$101,415
Segment goodwill	$5,219	$6,036	$—	$—	$11,255

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13. SUBSEQUENT EVENTS

Acquisition of Woodway Financial Advisors

On January 15, 2015, we entered into an agreement to acquire Woodway Financial Advisors (“Woodway”), a Houston-based private wealth and trust company that managed assets of approximately $1.6 billion at December 31, 2014. We completed the acquisition on April 1, 2015.

Pursuant to the acquisition agreement on April 1, 2015, Woodway merged with Westwood Trust, with Westwood Trust being the surviving entity (the “Merger”). The total merger consideration consisted of (i) $32 million in cash and stock, as described below, and (ii) an earn-out amount equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”).

The acquisition consideration consisted of $25,331,200 in cash and 109,712 shares of Westwood common stock, valued at $6,668,000 using a stock price of $60.78, the average closing price of Westwood common stock over the 15 business days prior to January 15, 2015. Any post-closing merger consideration adjustment for Woodway’s working capital, outstanding indebtedness and unpaid transaction expenses will be paid in cash. The Earn-Out Amount will be paid 54.84% in cash and 45.16% in shares of Westwood’s common stock, valued using the average closing price during the last 30 calendar days of the Earn-Out Period. The shares of Westwood common stock issued pursuant to the Merger were issued only to “accredited investors” within the meaning of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”).

The acquisition of Woodway will be accounted for as a business combination using the acquisition method of accounting, whereby the purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. Fair value measurements will be applied based on assumptions that market participants would use in the pricing of the asset or liability. We have not completed the purchase price allocation associated with the acquisition. To date, we have incurred transaction costs of $1.1 million related to the Woodway acquisition, of which $700,000 are included in “Professional services” on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2015.

Dividend Declared

In April 2015 Westwood’s Board of Directors declared a quarterly cash dividend of $0.50 per common share, payable on July 1, 2015 to stockholders of record on June 12, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC and those risks set forth below:

•	regulations adversely affecting the financial services industry;
•	the composition and market value of our assets under management;
•	competition in the investment management industry;
•	our investments in foreign companies;
•	our ability to develop and market new investment strategies successfully;
•	our ability to pursue and properly integrate acquired businesses;
•	litigation risks;
•	our ability to retain qualified personnel;
•	our relationships with current and potential customers;
•	our ability to properly address conflicts of interest;
•	our ability to maintain adequate insurance coverage;
•	our ability to maintain an effective information systems;
•	our ability to maintain effective cyber security;
•	our ability to maintain an effective system of internal controls;
•	our ability to maintain our fee structure in light of competitive fee pressures;
•	our relationships with investment consulting firms; and
•	the significant concentration of our revenues in a small number of customers.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We are not obligated and do not undertake an obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events or otherwise.

Overview

We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds®, other mutual funds, an Ireland-domiciled UCITS fund, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International provides global equity and emerging markets investment advisory services to institutional clients, mutual funds and an Ireland-domiciled UCITS fund and common trust funds sponsored by Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management. We believe we have established a track record of delivering competitive risk-adjusted returns for our clients.

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

Westwood Mutual Funds

Westwood Mutual Funds expenses relate to our marketing, distribution and administration related to the Westwood Funds®.

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

Assets Under Management

Assets under management increased $2.6 billion to $21.7 billion at March 31, 2015 compared with $19.1 billion at March 31, 2014. The average of beginning and ending assets under management for the first quarter of 2015 was $21.0 billion compared to $19.0 billion for the first quarter of 2014, an increase of 11%.

The following table displays assets under management as of March 31, 2015 and 2014:

			% Change
	As of March 31,		March 31, 2015
	(in millions)		vs.
	2015	2014	March 31, 2014
Institutional	$13,458	$12,091	11%
Private Wealth	4,025	3,977	1
Mutual Funds	4,239	3,012	41
Total Assets Under Management(1)	$21,722	$19,080	14%

________________

(1)

AUM excludes approximately $479 million of assets under advisement related to our global convertibles strategies and other model portfolios, for which we currently provide consulting advice but for which we do not have direct discretionary investment authority.

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

•	Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

	Three Months Ended
($ millions)	March 31,
	2015	2014
Institutional
Beginning of period assets	$12,471	$12,139
Inflows	1,240	420
Outflows	(527)	(796)
Net flows	713	(376)
Market appreciation/(depreciation)	274	328
Net change	987	(48)
End of period assets	13,458	12,091
Private Wealth
Beginning of period assets	4,057	4,008
Inflows	71	60
Outflows	(178)	(111)
Net flows	(107)	(51)
Market appreciation/(depreciation)	75	20
Net change	(32)	(31)
End of period assets	4,025	3,977
Mutual Funds
Beginning of period assets	3,722	2,784
Inflows	559	248
Outflows	(103)	(110)
Net flows	456	138
Market appreciation/(depreciation)	61	90
Net change	517	228
End of period assets	4,239	3,012
Total
Beginning of period assets	20,250	18,931
Inflows	1,870	728
Outflows	(808)	(1,017)
Net flows	1,062	(289)
Market appreciation/(depreciation)	410	438
Net change	1,472	149
End of period assets	$21,722	$19,080

Three months ended March 31, 2015 and 2014

The $1.5 billion increase in assets under management for the three months ended March 31, 2015 was due to asset inflows of $1.9 billion and market appreciation of $410 million, partially offset by asset outflows of $808 million. Inflows were primarily driven by investments into institutional accounts in our Emerging Markets Plus and Emerging Markets SMid strategies, as well as inflows into our Income Opportunity and Emerging Markets mutual funds. Outflows were primarily related to withdrawals and rebalancing in our LargeCap Value strategy.

The $149 million increase in assets under management for the three months ended March 31, 2014 was due to market appreciation of $438 million and asset inflows of $728 million, offset by outflows of $1.0 billion. Inflows were primarily driven by investments into institutional accounts in our Income Opportunity and MLP strategies as well as our Emerging Markets strategies.  Inflows into our mutual funds were comprised of investments in our Income Opportunity, SMidCap Plus and Short Duration High Yield Funds. Outflows were primarily related to rebalancing by clients from our LargeCap Value strategy and to a lesser degree from other strategies.

Results of Operations

The following table (dollars in thousands) and discussion of our results of operations for the three months ended March 31, 2015 is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

			% Change
			Three Months Ended
	Three Months Ended		March 31, 2015
	March 31,		vs.
	2015	2014	March 31, 2014
Revenues
Advisory fees - asset based	$23,929	$20,389	17%
Advisory fees - performance based	288	363	(21)
Trust fees	5,150	5,028	2
Other revenues	241	169	43
Total revenues	29,608	25,949	14
Expenses
Employee compensation and benefits	15,309	12,852	19
Sales and marketing	395	287	38
Westwood mutual funds	827	652	27
Information technology	1,037	715	45
Professional services	2,072	1,382	50
General and administrative	1,590	1,448	10
Total expenses	21,230	17,336	22
Income before income taxes	8,378	8,613	(3)
Provision for income taxes	2,768	3,051	(9)
Net income	$5,610	$5,562	1%

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Total Revenues. Our total revenues increased $3.7 million or 14% to $29.6 million for the three months ended March 31, 2015 compared with $25.9 million for the three months ended March 31, 2014. This increase was primarily related to asset-based advisory fees, which increased $3.5 million or 17% to $23.9 million for the three months ended March 31, 2015 compared with $20.4 million for the three months ended March 31, 2014, as a result of increased average assets under management due to asset inflows from new and existing clients and market appreciation, partially offset by the withdrawal of assets by certain clients.

Employee Compensation and Benefits. Employee compensation and benefits costs increased $2.4 million or 19% to $15.3 million for the three months ended March 31, 2015 compared with $12.9 million for the three months ended March 31, 2014. The increase was primarily due to an increase of $1.3 million in compensation expense attributable to increased average headcount and merit increases. Additionally, bonuses paid in the first quarter of 2015 resulted in $0.9 million incremental payroll tax and 401(k) matching expenses. Prior to 2014, these expenses were accrued for in the year bonuses were earned.

Sales and Marketing. Sales and marketing expenses increased 38% to $0.4 million for the three months ended March 31, 2015 compared to $0.3 million for the three months ended March 31, 2014, primarily due to increased referral fees.

Westwood Mutual Funds. Westwood mutual funds expenses increased 27% to $0.8 million for the three months ended March 31, 2015 compared to $0.7 million for the three months ended March 31, 2014, primarily due to increases in shareholder servicing and subadvisor fees based on a percentage of assets under management.

Information Technology. Information technology expenses increased 45% to $1.0 million for the three months ended March 31, 2015 compared to $0.7 million for the three months ended March 31, 2014, primarily due to increased research expenses and maintenance and support expenses.

Professional Services. Professional services increased $0.7 million or 50% to $2.1 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014, due to $0.7 million transaction costs associated with the Woodway acquisition, which closed on April 1, 2015.

Provision for Income Taxes. The effective tax rate decreased to 33.0% for the three months ended March 31, 2015 from 35.4% for the three months ended March 31, 2014 primarily due to higher operating income generated by Westwood International, which is taxed at a lower Canadian tax rate, in the 2015 period compared to the 2014 period.

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

In calculating Economic Earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options, amortization of intangible assets and the deferred taxes related to the tax-basis amortization of goodwill. Although depreciation on property and equipment is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets.

The following tables provide a reconciliation of net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended
	March 31,		%
	2015	2014	Change
Net Income	$5,610	$5,562	1%
Add: Stock based compensation expense	3,678	3,479	6
Add: Intangible amortization	90	90	—
Add: Tax benefit from goodwill amortization	38	38	—
Economic Earnings	$9,416	$9,169	3

Diluted weighted average shares outstanding	7,861,090	7,751,243
Economic Earnings per share	$1.20	$1.18

Liquidity and Capital Resources

We fund our operations and cash requirements with cash generated from operating activities. As of March 31, 2015, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the three months ended March 31, 2015, cash flow provided by operating activities, principally our investment advisory business, was $13.8 million. Cash flow used in investing activities during the three months ended March 31, 2015 of $288,000 was related to purchases of fixed assets. Cash flow used in financing activities during the three months ended March 31, 2015 of $10.3 million was due to the payment of dividends, the purchase of treasury shares and restricted stock returned for payment of taxes, partially offset by tax benefits from stock based compensation.

We had cash and investments of $83.6 million as of March 31, 2015 and $97.8 million as of December 31, 2014. Cash and cash equivalents as of March 31, 2015 and December 31, 2014 includes $11.8 million and $12.9 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested.  At March 31, 2015 and December 31, 2014, working capital aggregated $90.0 million and $91.6 million respectively. As required by the Texas Finance Code, Westwood Trust maintains current assets in an amount equal to the required minimum restricted capital of $1.25 million, which is included in Investments in the accompanying condensed consolidated balance sheets. At March 31, 2015, Westwood Trust had approximately $11 million in excess of its minimum capital requirement. We had no liabilities for borrowed money at March 31, 2015 or December 31, 2014.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months and the Woodway acquisition. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

As of March 31, 2015, there have been no material changes outside the ordinary course of business to our contractual obligations since December 31, 2014. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical and Significant Accounting Policies and Estimates

There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2014. Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of March 31, 2015, there has been no material change to the information concerning our critical accounting policies and estimates.

Accounting Developments

Refer to Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.

On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC. (“Warren”). The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million CDN in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase is complete and we are now in the discovery phase, which we hope to complete by the end of 2015.

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

We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us and an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1 through March 31, 2015
Repurchase program (1)	—	—	—		$10,000,000
Canadian Share Plan (2)	21,193	60.75	21,193	CDN	$6,812,500
Employee transactions (3)	90,193	61.82	—		—
(1)

On July 20, 2012, our board of directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the board of directors.

(2)

On April 18, 2013, our stockholders approved the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canada Share Plan”), which contemplates a trustee purchasing up to $10 million CDN of our outstanding common stock on the open market for the purpose of making share awards to our Canadian employees. The Canada Share Plan has no expiration date and may be discontinued at any time by the board of directors.

(3)

Consists of shares of common stock tendered by an employee at the market close price on the date of vesting in order to satisfy the employee’s tax withholding obligations from vested restricted shares. We anticipate having additional shares tendered in subsequent periods for the same purpose.

ITEM 6.	EXHIBITS

10.1

First Amendment to Executive Employment Agreement dated as of April 2, 2015 between the Company and Brian O. Casey (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 2, 2015)

10.2	Restricted Stock Agreement effective March 28, 2015 between the Company and Brian O. Casey (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 2, 2015)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2015	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer