Form 10-Q
period 2015-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2015-07-29
CIK 1165002

________________________________________________________________________________________________________

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to             .
Commission file number 1-31234
________________________________________________________________________________________________________
WESTWOOD HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________

DELAWARE	75-2969997
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 CRESCENT COURT, SUITE 1200 DALLAS, TEXAS	75201
(Address of principal executive office)	(Zip Code)
(214) 756-6900
(Registrant’s telephone number, including area code)
________________________________________________________________________________________________________
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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 17, 2015: 8,600,766.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,767	$18,131
Accounts receivable	21,890	14,540
Investments, at fair value	46,195	79,620
Deferred income taxes	4,634	4,060
Other current assets	2,164	2,413
Total current assets	97,650	118,764
Goodwill	22,910	11,255
Deferred income taxes	3,355	3,792
Intangible assets, net	28,977	3,430
Property and equipment, net of accumulated depreciation of $3,030 and $2,720	3,217	2,633
Total assets	$156,109	$139,874
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,300	$2,334
Dividends payable	4,927	4,868
Compensation and benefits payable	11,091	18,504
Contingent consideration	9,257	—
Income taxes payable	860	1,498
Total current liabilities	29,435	27,204
Accrued dividends	1,144	1,450
Deferred rent	1,179	1,213
Total liabilities	31,758	29,867
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,415,560 and outstanding 8,601,754 shares at June 30, 2015; issued 9,010,255 and outstanding 8,308,460 shares at December 31, 2014	94	90
Additional paid-in capital	135,349	119,859
Treasury stock, at cost - 813,806 shares at June 30, 2015; 701,795 shares at December 31, 2014	(35,931)	(29,028)
Accumulated other comprehensive loss	(2,386)	(1,231)
Retained earnings	27,225	20,317
Total stockholders' equity	124,351	110,007
Total liabilities and stockholders' equity	$156,109	$139,874

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data and share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Advisory fees
Asset based	$27,458	$22,095	$51,387	$42,484
Performance based	1,918	3,443	2,206	3,806
Trust fees	7,921	5,151	13,071	10,179
Other, net	14	216	255	385
Total revenues	37,311	30,905	66,919	56,854
EXPENSES:
Employee compensation and benefits	16,512	12,865	31,821	25,717
Sales and marketing	496	375	891	662
Westwood mutual funds	901	722	1,728	1,374
Information technology	1,422	1,014	2,459	1,729
Professional services	1,031	1,189	3,103	2,571
General and administrative	2,197	1,384	3,787	2,832
Total expenses	22,559	17,549	43,789	34,885
Income before income taxes	14,752	13,356	23,130	21,969
Provision for income taxes	4,957	4,765	7,725	7,816
Net income	$9,795	$8,591	$15,405	$14,153
Other comprehensive income (loss):
Foreign currency translation adjustments	233	332	(1,155)	(22)
Total comprehensive income	$10,028	$8,923	$14,250	$14,131
Earnings per share:
Basic	$1.25	$1.14	$2.00	$1.89
Diluted	$1.23	$1.12	$1.93	$1.82
Weighted average shares outstanding:
Basic	7,806,031	7,523,347	7,701,707	7,499,016
Diluted	7,961,406	7,679,032	7,976,790	7,774,410
Cash dividends declared per share	$0.50	$0.44	$1.00	$0.88

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2015
(in thousands, except share amounts)
(unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2015	8,308,460	$90	$119,859	$(29,028)	$(1,231)	$20,317	$110,007
Net income	—	—	—	—	—	15,405	15,405
Other comprehensive loss	—	—	—	—	(1,155)	—	(1,155)
Issuance of common stock	109,712	1	5,667	—	—	—	5,668
Issuance of restricted stock, net of forfeitures	295,593	3	(3)	—	—	—	—
Dividends declared	—	—	—	—	—	(8,497)	(8,497)
Stock based compensation expense	—	—	7,695	—	—	—	7,695
Reclassification of compensation liability to be paid in shares	—	—	338	—	—	—	338
Tax benefit related to stock based compensation	—	—	1,793	—	—	—	1,793
Purchases of treasury stock	(21,818)	—	—	(1,327)	—	—	(1,327)
Restricted stock returned for payment of taxes	(90,193)	—	—	(5,576)	—	—	(5,576)
BALANCE, June 30, 2015	8,601,754	$94	$135,349	$(35,931)	$(2,386)	$27,225	$124,351

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,405	$14,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	325	288
Amortization of intangible assets	552	180
Unrealized gains on trading investments	(81)	(134)
Stock based compensation expense	7,695	6,468
Deferred income taxes	(612)	2,145
Excess tax benefits from stock based compensation	(1,396)	(1,916)
Net sales of investments - trading securities	33,506	6,927
Change in operating assets and liabilities:
Accounts receivable	(6,773)	(2,236)
Other current assets	288	919
Accounts payable and accrued liabilities	810	(166)
Compensation and benefits payable	(6,522)	(8,683)
Income taxes payable	1,673	(1,189)
Other liabilities	(18)	(29)
Net cash provided by operating activities	44,852	16,727
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(564)	(302)
Acquisition of Woodway, net of cash acquired	(24,133)	—
Net cash used in investing activities	(24,697)	(302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,327)	—
Restricted stock returned for payment of taxes	(5,576)	(5,839)
Excess tax benefits from stock based compensation	1,396	1,916
Cash dividends	(8,743)	(7,291)
Net cash used in financing activities	(14,250)	(11,214)
Effect of currency rate changes on cash	(1,269)	(12)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,636	5,199
Cash and cash equivalents, beginning of period	18,131	10,864
Cash and cash equivalents, end of period	$22,767	$16,063
Supplemental cash flow information:
Cash paid during the period for income taxes	$6,675	$6,978
Common stock issued for acquisition	$5,669	$—
Non-cash accrued contingent consideration	$9,257	$—

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
Acquisition of Woodway Financial Advisors
On January 15, 2015, we entered into an agreement to acquire Woodway Financial Advisors (“Woodway”), a Houston-based private wealth and trust company that managed assets of approximately $1.6 billion at December 31, 2014. We completed the acquisition on April 1, 2015. Pursuant to the acquisition agreement, on April 1, 2015 Woodway merged with Westwood Trust, a wholly-owned subsidiary of Westwood, with Westwood Trust being the surviving entity (the “Merger”). The total Merger consideration consisted of (i) $31 million in cash and stock, as described below, and (ii) contingent consideration equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for certain clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”).
The preliminary estimated Merger consideration of $40.3 million consisted of (i) closing date consideration of $25.3 million paid in cash and the issuance of 109,712 shares of Westwood common stock, valued at $5.7 million (discounted from $6.7 million due to certain required holding periods), and (ii) preliminary estimated contingent consideration of $9.3 million, based on estimates and assumptions as of the closing date of the acquisition, to be paid after the Earn-Out Period. The acquired assets were deemed to constitute a business in a transaction using the purchase method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. See further discussion of the acquisition of Woodway in Note 6 “Acquisitions, Goodwill and Other Intangible Assets.”

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and consequently do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary in the opinion of management to present fairly our interim financial position and results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Our consolidated financial statements include all necessary reclassification adjustments to conform prior year results to the current period presentation.
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
Business Combinations
In allocating the purchase price of a business combination, the Company records all assets acquired and liabilities assumed at fair value, with the excess of the purchase price over the aggregate fair values recorded as goodwill. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The fair value assigned to identifiable intangible assets acquired is based on estimates and assumptions made by management at the time of the acquisition. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.
The acquired customer accounts, tradenames and non-compete agreements are subject to fair value measurements based primarily on significant inputs not observable in the market and thus represent Level 3 measurements. The valuation of an acquired customer list utilizes an income approach, which provides an estimate of the fair value of an asset based on discounted cash flows and management estimates, including the estimated growth associated with existing clients, market growth and client attrition. The valuation of acquired tradenames uses a relief from royalty method in which the fair value of the intangible asset is estimated to be the present value of royalties saved because the intangible asset is owned by the Company. Revenue projections and estimated useful lives are used in estimating the fair value of the trademarks. The non-compete agreements are calculated using the with-or-without method, which utilizes the probability of these employees competing with the Company and revenue projections to calculate the valuation of non-competition agreements.
When an acquisition includes future contingent consideration on achieving certain annualized revenue from the post-closing acquired business over a specified time period, the Company estimates the fair value of the earn-out using overall revenue growth projections combined with existing customer base lost revenue projections, both discounted and probability-weighted. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date, and the fair value of the contingent consideration is remeasured at each subsequent reporting period with any change in fair value recognized as income or expense within the consolidated statement of comprehensive income.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The adoption of this ASU did not have an impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to improve the ability of financial statement users to understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue being recognized. ASU 2014-9 will be effective for annual reporting periods beginning after December 15, 2017, and will require either retrospective application to each prior reporting period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. Early application is prohibited. We are currently evaluating the impact that the application of ASU 2014-9 will have on our consolidated financial statements and disclosures.
In June 2014, the FASB issued ASU 2014-12 Compensation—Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which establishes specific guidance on how to account for share-based payments for awards with performance targets after the employee completes the requisite service period. Current U.S. GAAP does not contain explicit guidance on how to account for such share-based payments. The standard will be effective for annual reporting periods beginning after December 15, 2015, although early adoption is permitted. We do not currently expect the adoption of this ASU to have a significant impact on our consolidated financial statements.
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
In January 2015, the FASB issued ASU 2015-1, Income Statement – Extraordinary and Unusual Items. The ASU eliminates the concept of extraordinary items, which are currently required to be separately classified, presented and disclosed in financial statements. ASU 2015-1 is effective for annual reporting periods, including interim periods within those periods, beginning after December 31, 2015. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-2, Consolidation – Amendments to the Consolidation Analysis. This amendment modifies the analysis required to evaluate whether certain legal entities should be consolidated, including variable interest entities. This amendment changes the evaluation of fee arrangements and related party transactions when determining whether to consolidate a variable interest entity. The amendment is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within reporting periods beginning after December 15, 2017, although early adoption is permitted. We are currently evaluating the impact that the application of ASU 2015-2 will have on our consolidated financial statements and disclosures.
In April 2015, the FASB issued ASU 2015-5, Intangibles – Goodwill and Other – Internal-Use Software. This amendment provides guidance about whether a cloud computing arrangement includes a software license. The new guidance clarifies that software licenses included in a cloud computing software should be accounted for in the same manner as other software licenses. If the cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact that the application of ASU 2015-5 will have on our consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurements – Disclosures for Certain Entities that Calculate Net Asset Value per Share. This amendment updates guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy.  Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Except for the disclosure requirements, we do not expect the adoption of this guidance to impact our consolidated financial statements.

3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 607 and 43 anti-dilutive restricted shares for the three months ended June 30, 2015 and 2014, respectively, and 890 and 30,409 anti-dilutive restricted shares for the six months ended June 30, 2015 and 2014, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,795	$8,591	$15,405	$14,153
Weighted average shares outstanding - basic	7,806,031	7,523,347	7,701,707	7,499,016
Dilutive potential shares from unvested restricted shares	155,375	155,685	275,083	275,394
Weighted average shares outstanding - diluted	7,961,406	7,679,032	7,976,790	7,774,410
Earnings per share:
Basic	$1.25	$1.14	$2.00	$1.89
Diluted	$1.23	$1.12	$1.93	$1.82

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. INVESTMENTS
Investment balances are presented in the table below (in thousands). All investments are carried at fair value and are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2015:
U.S. Government and Government agency obligations	$30,468	$15	$(4)	$30,479
Money market funds	2,934	—	—	2,934
Equity funds	12,580	321	(119)	12,782
Marketable securities	$45,982	$336	$(123)	$46,195
December 31, 2014:
U.S. Government and Government agency obligations	$66,761	$20	$(8)	$66,773
Money market funds	8,250	—	—	8,250
Equity funds	4,477	223	(103)	4,597
Marketable securities	$79,488	$243	$(111)	$79,620

As of June 30, 2015 and December 31, 2014, $11.2 million and $4.6 million in corporate funds, respectively, were invested in Westwood Funds, Westwood Common Trust Funds and the UCITS Fund. See Note 8 “Variable Interest Entities.”
5. FAIR VALUE MEASUREMENTS
We determine estimated fair values for our financial instruments using available information. The fair value amounts discussed in our condensed consolidated financial statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to funds, the net asset value of the shares held as reported by each fund. Market values of our money market holdings generally do not fluctuate. The fair value of contingent consideration related to the Woodway acquisition is categorized as a level 3 liability. Since the measurement of the Earn-Out Amount is based primarily on significant inputs not observable in the market, it represents a Level 3 measurement.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of June 30, 2015:
Investments in securities:
Trading	$42,785	$3,410	$—	$46,195
Contingent consideration	—	—	(9,257)	(9,257)
Total financial instruments	$42,785	$3,410	$(9,257)	$36,938
As of December 31, 2014:
Investments in securities:
Trading	$77,327	$2,293	$—	$79,620
Total financial instruments	$77,327	$2,293	$—	$79,620
Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) calculated by us as administrator of the funds. The NAV is calculated using indirectly observed inputs, as the unit price is based on the market value of the underlying investments traded on an active market. We can make withdrawals from the common trust funds on a daily basis, as needed for liquidity, and there are no restrictions on redemption as of June 30, 2015.
Contingent consideration categorized as a level 3 liability is related to the acquisition of Woodway (see Note 6 "Acquisitions, Goodwill and Other Intangibles"). As of the acquisition date, the Company estimated that the Earn-Out Amount would be $9.3 million, based on then existing facts and circumstances. The fair value of contingent consideration is measured using the projected payment date, discount rates, probabilities of payment, and projected revenues. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases or decreases in projected revenues, probabilities of payment, discount rates or projected payment dates may result in higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3:

Valuation Technique	Unobservable Input	Range
Discounted Cash Flow	Discount rate	6.0%
	AUM growth rate	(10.0)% to 10.0%
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (in thousands):

Contingent Consideration
Beginning balance, December 31, 2014	$—
Acquisition of Woodway	9,257
Ending balance, June 30, 2015	$9,257

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Acquisition of Woodway Financial Advisors
Westwood completed the acquisition of Woodway on April 1, 2015. The total Merger consideration consisted of (i) $31 million in cash and stock, as described below, and (ii) contingent consideration equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for certain clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”). The Earn-Out Amount will be paid 54.84% in cash and 45.16% in shares of Westwood’s common stock, valued using the average closing price during the last 30 calendar days of the Earn-Out Period. In relation to the Merger, Westwood entered into employment agreements with certain Woodway employees, which, among other things, provided for specified compensation and benefits for the related employees.
The preliminary estimated Merger consideration of $40.3 million consisted of (i) closing date consideration of $25.3 million paid in cash and issuance of 109,712 shares of Westwood common stock, valued at $5.7 million (discounted from $6.7 million due to certain required holding periods), and (ii) preliminary estimated contingent consideration of $9.3 million, based on estimates and assumptions on the closing date of the acquisition, to be paid no later than 75 days after the last day of the Earn-Out Period. The estimated fair value of the Earn-Out Amount was determined by using overall revenue growth projections combined with existing customer base lost revenue projections, discounted and probability-weighted. The fair value measurement of the Earn-Out Amount was based primarily on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. See further discussion in Note 5 "Fair Value Measurements."
The acquisition of Woodway was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. As of June 30, 2015, estimated consideration of $40.3 million has been preliminarily allocated using Woodway’s historical balance sheet at March 31, 2015 based on valuations of acquired assets and assumed liabilities in connection with the acquisition. The preliminary allocation is based on estimates, assumptions and valuations that have not been finalized, and therefore the final consideration and final amounts allocated to assets acquired and liabilities assumed could differ materially from the amounts presented in these condensed consolidated financial statements.
The preliminary allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$1,205
Accounts receivable	936
Other current assets	253
Goodwill (i)	11,655
Identifiable intangibles (ii)	26,099
Property and equipment	197
Accounts payable and accrued liabilities	(61)
Income tax payable	(20)
Preliminary purchase price	$40,264
_________________

(i)	The excess of the preliminary purchase price over the fair value amounts assigned to assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition.

(ii)	The fair value of the acquired identifiable intangibles consists of (in thousands, except useful lives):

		Estimated Useful Lives
Customer accounts	$25,085	20 years
Non-compete agreements	248	3 years
Trade name	766	5 years

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At the time of the acquisition, the Company believed that its enhanced market position and future growth potential were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of June 30, 2015, $2.4 million of the goodwill arising from the acquisition is expected to be deductible for tax purposes.
To date, we have incurred transaction costs of $1.1 million related to the Woodway acquisition, of which $32,000 and $732,000 are included in “Professional services” on our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015, respectively.
Our consolidated results for three and six months ended June 30, 2015 included Total revenues and Net income attributable to Woodway of $2.7 million and $473,000, respectively.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three and six months ended June 30, 2015 and 2014 assume that the Woodway acquisition had occurred on January 1, 2014, after giving effect to acquisition accounting adjustments relating to amortization of the valued intangible assets and to record additional compensation costs related to employment contracts entered into as a result of the acquisition. These unaudited pro forma results exclude one-time, non-recurring costs related to the acquisition, including transaction costs. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Total revenues	$37,311	$33,510	$69,612	$61,984
Net income	$9,832	$9,132	$16,331	$15,105
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Changes in goodwill are as follows (in thousands):

Balance, December 31, 2014	$11,255
Acquisition of Woodway	11,655
Balance, June 30, 2015	$22,910
Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2014 and determined that no impairment loss was required. No impairments were recorded during the three or six months ended June 30, 2015 or 2014.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. The following is a summary of intangible assets at June 30, 2015 and December 31, 2014 (in thousands):

	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2015
Client relationships	19.0	$30,090	$(2,068)	$28,022
Trade names	2.9	1,022	(294)	728
Non-compete agreements	4.2	274	(47)	227
Total		$31,386	$(2,409)	$28,977

December 31, 2014
Client relationships	14.2	$5,005	$(1,575)	$3,430
Trade names	2.0	256	(256)	—
Non-compete agreements	2.3	26	(26)	—
Total		$5,287	$(1,857)	$3,430
We periodically review intangible assets for events or circumstances that would indicate impairment. Estimated annual amortization for these intangible assets over the next five years is as follows (in thousands):

For the year ending December 31,
2015	$1,477
2016	1,849
2017	1,849
2018	1,787
2019	1,766

7. BALANCE SHEET COMPONENTS
Property and Equipment
The following table reflects information about our property and equipment as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015	As of December 31, 2014
Leasehold improvements	$2,169	$2,274
Furniture and fixtures	1,731	1,516
Computer hardware and office equipment	1,997	1,563
Construction in progress	350	—
Accumulated depreciation	(3,030)	(2,720)
Net property and equipment	$3,217	$2,633

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of June 30, 2015	As of December 31, 2014
Foreign currency translation adjustment	$(2,386)	$(1,231)
Accumulated other comprehensive loss	$(2,386)	$(1,231)
8. VARIABLE INTEREST ENTITIES
Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood International and Westwood Management provide investment advisory services to Westwood Investment Funds PLC (the “UCITS Fund”), which was authorized on June 18, 2013 by the Central Bank of Ireland pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (“UCITS”), and which is an umbrella-type, open-ended self-managed investment company domiciled in Ireland. Westwood Management provides investment advisory services to the Westwood Funds®, a family of mutual funds, and two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in ten limited liability companies (“LLCs”). The CTFs, UCITS, Westwood Funds®, CITs and LLCs (“Westwood VIEs”) are considered variable interest entities (“VIEs”) because our clients, who hold the equity at risk, do not have a direct or indirect ability through voting or similar rights to make decisions about the funds that would have a significant effect on their success. We receive fees for managing assets in these entities commensurate with market rates.
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
In May 2015, the Company provided seed investments of $5.4 million for two new Westwood mutual funds. In January 2015 and January 2014, the Company provided $1.0 million and $2.0 million, respectively, to common trust funds. In October 2014, the Company provided €1.6 million, or $2.0 million, to the UCITS Fund. These seed investments were provided for the sole purpose of showing economic substance needed to establish the funds or sub-funds. The corporate capital invested in these funds is included in “Investments, at fair value” on our consolidated balance sheet at June 30, 2015.
Otherwise, we have not provided any financial support we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these VIEs. Our investments in the Westwood Funds®, the CTFs and the UCITS Fund are accounted for as investments in accordance with our other investments described in Note 4. We recognized fee revenue from the Westwood VIEs of $15.1 million and $11.2 million for the three months ended June 30, 2015 and 2014, respectively, and $29.3 million and $22.5 million for the six months ended June 30, 2015 and 2014, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table displays assets under management, corporate capital invested and risk of loss in each vehicle (in millions):

	As of June 30, 2015
	Assets Under Management	Corporate Investment	Risk of Loss
VIE's:
Westwood Funds®	$4,283	$6	$6
Common Trust Funds	2,444	3	3
Collective Investment Trusts	312	—	—
LLCs	140	—	—
UCITS Fund	808	2	2
VIE totals	7,987
All other assets:
Private Wealth	3,054
Institutional	12,083
Total AUM	$23,124
9. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended  (the “Plan”), reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 4,398,100 shares. At June 30, 2015, approximately 685,000 shares remain available for issuance under the Plan.
Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($8.0 million in U.S. Dollars using the exchange rate on June 30, 2015) may be funded to the Plan Trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At June 30, 2015, approximately $6.8 million CDN ($5.5 million in U.S. Dollars using the exchange rate on June 30, 2015) remains available for issuance under the Canadian Plan, or approximately 91,000 shares based on the closing share price of our stock of $59.57 as of June 30, 2015. During the first six months of 2015, the trust formed pursuant to the Canadian Plan purchased in the open market 21,818 Westwood common shares for approximately $1.3 million. As of June 30, 2015, the trust holds 53,545 shares of Westwood common stock. As of June 30, 2015, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.2 million, which we expect to recognize over a weighted-average period of 2.1 years.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the total stock based compensation expense recorded for stock based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service condition stock based compensation expense	$2,220	$1,737	$4,403	$3,551
Performance condition stock based compensation expense	1,600	1,436	2,954	2,685
Stock based compensation expense under the Plan	3,820	3,173	7,357	6,236
Canada EB Plan stock based compensation expense	197	(184)	338	232
Total stock based compensation expense	$4,017	$2,989	$7,695	$6,468
Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.
As of June 30, 2015, there was approximately $31.6 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.6 years. Our two types of restricted stock grants under the Plan are discussed below.
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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the six months ended June 30, 2015:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2015	496,457	$48.14
Granted	290,607	61.60
Vested	(183,194)	41.75
Forfeited	(30,014)	54.47
Non-vested, June 30, 2015	573,856	$56.68

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over a five-year period provided that annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically has been based upon Westwood’s adjusted pre-tax income, as defined. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the final calculation of adjusted pre-tax income as derived from the Company’s audited consolidated financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In February 2015, the Compensation Committee established the 2015 goal as adjusted pre-tax income of at least $46.0 million, representing a five-year compound annual growth rate in excess of 10% over annual adjusted pre-tax income recorded in 2010. Adjusted pre-tax income is determined based on our audited consolidated financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees, (ii) performance-based restricted stock awards, and (iii) mutual fund share incentive awards, excluding start up, non-recurring and similar expense items, at the Committee’s discretion. In the first quarter of 2015, we concluded that it was probable that we would meet the performance goals required to vest the applicable performance based restricted shares this year and began recording expense related to those shares.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value

Non-vested, January 1, 2015	101,313	$58.59
Granted	101,313	61.29
Vested	(101,313)	58.59
Forfeited	—	—
Non-vested, June 30, 2015	101,313	$61.29
The above amounts as of June 30, 2015 do not include 118,939 non-vested restricted shares that potentially vest over performance years subsequent to 2015 inasmuch as annual performance goals for later years have not been set by the Compensation Committee and therefore no grant date has been established.
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
These awards vest after approximately one year of service following the year in which the participant earns the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has transpired. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended June 30, 2015 and 2014, we recorded expense of $317,000 and $185,000, respectively, related to mutual fund share incentive awards. For the six months ended June 30, 2015 and 2014, we recorded expense of $730,000 and $310,000, respectively, related to mutual fund share incentive awards. As of June 30, 2015 and December 31, 2014, we had an accrued liability of $1.5 million and $844,000, respectively, related to mutual fund incentive awards.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. There were no amounts due from these accounts as of June 30, 2015 or December 31, 2014. For the three months ended June 30, 2015 and 2014, we recorded trust fees from these accounts of $106,000 and $95,000, respectively. For the six months ended June 30, 2015 and 2014, we recorded trust fees from these accounts of $210,000 and $181,000, respectively.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund. Certain members of our management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the UCITS Fund and, in certain cases, by the UCITS Fund. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates and are negotiated and contracted for at arm’s length. For the three months ended June 30, 2015 and 2014, the Company earned approximately $349,000 and $367,000, respectively, in fees directly from the UCITS Fund. For the six months ended June 30, 2015 and 2014, the Company earned approximately $696,000 and $403,000, respectively, in fees directly from the UCITS Fund. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have entered into an investment management agreement with Westwood International. As of June 30, 2015 and December 31, 2014, $129,000 and $256,000, respectively, of these fees were unpaid and included in “Accounts receivable” on our condensed consolidated balance sheets.
11. COMMITMENTS AND CONTINGENCIES
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC. (“Warren”). The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million CDN in the lawsuit. On November 5, 2012, Westwood responded to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase was completed in 2013, and we are currently in the discovery phase, which we hope to complete in 2016.
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
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We have received insurance proceeds of approximately $379,000 as of June 30, 2015 and recorded a receivable of $390,000 and $210,000 as of June 30, 2015 and December 31, 2014, respectively, which represents our current minimum estimate of expenses that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. SEGMENT REPORTING
We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes. The Company’s chief operating decision maker, our Chief Executive Officer, evaluates the performance of our segments based primarily on fee revenues and economic earnings. Westwood Holdings Group, Inc., the parent company of Advisory and Trust, does not have revenues and is the entity in which we record typical holding company expenses including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs. All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2015
Net fee revenues from external sources	$29,376	$7,921	$—	$—	$37,297
Net intersegment revenues	6,111	—	—	(6,111)	—
Net interest and dividend revenue	59	—	—	—	59
Other revenue	(45)	—	—	—	(45)
Total revenues	$35,501	$7,921	$—	$(6,111)	$37,311
Economic Earnings	$15,149	$1,309	$(2,106)	$—	$14,352
Less: Restricted stock expense					4,017
Intangible amortization					462
Deferred taxes on goodwill					78
Net income					$9,795

Segment assets	$157,681	$58,166	$11,239	$(70,977)	$156,109
Segment goodwill	$5,219	$17,691	$—	$—	$22,910

Three Months Ended June 30, 2014
Net fee revenues from external sources	$25,538	$5,151	$—	$—	$30,689
Net intersegment revenues	3,283	—	—	(3,283)	—
Net interest and dividend revenue	43	—	—	—	43
Other revenue	173	—	—	—	173
Total revenues	$29,037	$5,151	$—	$(3,283)	$30,905
Economic Earnings	$11,868	$1,111	$(1,271)	$—	$11,708
Less: Restricted stock expense					2,989
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$8,591

Segment assets	$109,769	$15,876	$16,825	$(27,277)	$115,193
Segment goodwill	$5,219	$6,036	$—	$—	$11,255

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2015
Net fee revenues from external sources	$53,593	$13,071	$—	$—	$66,664
Net intersegment revenues	9,738	—	—	(9,738)	—
Net interest and dividend revenue	108	1	—	—	109
Other revenue	146	—	—	—	146
Total revenues	$63,585	$13,072	$—	$(9,738)	$66,919
Economic Earnings	$25,866	$1,813	$(3,911)	$—	$23,768
Less: Restricted stock expense					7,695
Intangible amortization					552
Deferred taxes on goodwill					116
Net income					$15,405

Six Months Ended June 30, 2014
Net fee revenues from external sources	$46,290	$10,179	$—	$—	$56,469
Net intersegment revenues	6,664	—	—	(6,664)	—
Net interest and dividend revenue	165	1	—	—	166
Other revenue	218	1	—	—	219
Total revenues	$53,337	$10,181	$—	$(6,664)	$56,854
Economic Earnings	$22,607	$1,333	$(3,063)	$—	$20,877
Less: Restricted stock expense					6,468
Intangible amortization					180
Deferred taxes on goodwill					76
Net income					$14,153
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
In calculating Economic Earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock and stock options, amortization of intangible assets and the deferred taxes related to the tax-basis amortization of goodwill. Although depreciation on property and equipment is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement. See our reconciliation of Net income to Economic Earnings in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supplemental Financial Information."
13. SUBSEQUENT EVENTS
Dividend Declared
In July 2015, Westwood’s Board of Directors declared a quarterly cash dividend of $0.50 per common share, payable on October 1, 2015 to stockholders of record on September 11, 2015.

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

Acquisition of Woodway Financial Advisors
On January 15, 2015, we entered into an agreement to acquire Woodway Financial Advisors (“Woodway”), a Houston-based private wealth and trust company that managed assets of approximately $1.6 billion at December 31, 2014. We completed the acquisition on April 1, 2015. Pursuant to the acquisition agreement, on April 1, 2015, Woodway merged with Westwood Trust, a wholly-owned subsidiary of Westwood, with Westwood Trust being the surviving entity (the “Merger”). The total Merger consideration consisted of (i) $31 million in cash and stock, as described below, and (ii) contingent consideration equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for certain clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”).
The preliminary estimated Merger consideration of $40.3 million consisted of (i) closing date consideration of $25.3 million paid in cash and the issuance of 109,712 shares of Westwood common stock, valued at $5.7 million (discounted from $6.7 million due to certain required holding periods), and (ii) preliminary estimated contingent consideration of $9.3 million, based on estimates and assumptions as of the closing date of the acquisition, to be paid after the Earn-Out Period. The acquired assets were deemed to constitute a business in a transaction using the purchase method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date.
Revenues
We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contract, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue from performance-based fees when we determine that the fees are probable. This determination is typically made at the end of the measurement periods. Since our advance-paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our consolidated financial statements contain no deferred advisory fee revenues.
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

Assets Under Management
Assets under management ("AUM") increased $3.1 billion to $23.1 billion at June 30, 2015 compared with $20.0 billion at June 30, 2014. The average of beginning and ending assets under management for the second quarter of 2015 was $22.4 billion compared to $19.6 billion for the second quarter of 2014, an increase of 14%.
The following table displays assets under management as of June 30, 2015 and 2014:

			% Change
			June 30, 2015
	As of June 30,		vs.
	2015	2014	June 30, 2014
	(in millions)
Institutional	$13,203	$12,705	4%
Private Wealth(2)	5,638	4,021	40
Mutual Funds	4,283	3,290	30
Total Assets Under Management(1) (2)	$23,124	$20,016	16%
________________

(1)
AUM excludes approximately $687 million of assets under advisement ("AUA") as of June 30, 2015 related to our global convertibles strategy and other model portfolios, for which we currently provide consulting advice but for which we do not have direct discretionary investment authority. AUM excludes approximately $247 million of AUA as of June 30, 2014 related to model portfolios, for which we currently provide consulting advice but for which we do not have direct discretionary investment authority.

(2)
Due to an immaterial error relating to the aggregation of Private Wealth AUM, AUM was overstated, and AUA was understated, for certain prior periods. Adjustments to correct the immaterial error have been made in this report. Specifically, previously-reported AUM as of June 30, 2014 was overstated by $86.0 million and has been adjusted in the above schedule accordingly. The correction to AUM as of June 30, 2014 represents a 2% adjustment to Private Wealth AUM and less than a 1% adjustment to Total AUM as previously reported as of such date.

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

•	Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(1)	2015	2014(1)
Institutional
Beginning of period assets	$13,458	$12,091	$12,471	$12,139
Inflows	130	559	1,370	979
Outflows	(449)	(601)	(976)	(1,397)
Net flows	(319)	(42)	394	(418)
Market appreciation/(depreciation)	64	656	338	984
Net change	(255)	614	732	566
End of period assets	13,203	12,705	13,203	12,705
Private Wealth
Beginning of period assets	4,025	3,895	4,057	3,938
Inflows	213	115	284	175
Outflows	(170)	(141)	(348)	(252)
Net flows	43	(26)	(64)	(77)
Acquisition related	1,583	—	1,583	—
Market appreciation/(depreciation)	(13)	152	62	160
Net change	1,613	126	1,581	83
End of period assets	5,638	4,021	5,638	4,021
Mutual Funds
Beginning of period assets	4,239	3,012	3,722	2,784
Inflows	215	218	774	466
Outflows	(155)	(73)	(258)	(183)
Net flows	60	145	516	283
Market appreciation/(depreciation)	(16)	133	45	223
Net change	44	278	561	506
End of period assets	4,283	3,290	4,283	3,290
Total
Beginning of period assets	21,722	18,998	20,250	18,861
Inflows	558	892	2,428	1,620
Outflows	(774)	(815)	(1,582)	(1,832)
Net flows	(216)	77	846	(212)
Acquisition related	1,583	—	1,583	—
Market appreciation/(depreciation)	35	941	445	1,367
Net change	1,402	1,018	2,874	1,155
End of period assets	$23,124	$20,016	$23,124	$20,016
________________

(1)
Due to an immaterial error relating to the aggregation of Private Wealth AUM, AUM was overstated, and AUA was understated, for certain prior periods. Adjustments to correct the immaterial error have been made in this report. Specifically, previously-reported AUM as of December 31, 2013, March 31, 2014 and June 30, 2014 were overstated by $70.0 million, $81.8 million and $86.0 million, respectively, and have been adjusted in the above schedule accordingly. The corrections to AUM represent a 2% adjustment to Private Wealth AUM and less than a 1% adjustment to Total AUM as previously reported as of each of such dates.

Three months ended June 30, 2015 and 2014
The $1.4 billion increase in assets under management for the three months ended June 30, 2015 was more than accounted for by the Woodway acquisition, which contributed $1.6 billion in assets under management at June 30, 2015.
The $1.0 billion increase in assets under management for the three months ended June 30, 2014 was due to asset inflows of $892 million and market appreciation of $941 million, partially offset by outflows of $815 million. Inflows were primarily driven by investments into institutional accounts in our Income Opportunity and LargeCap Value strategies.  Inflows into our mutual funds were comprised of investments in our Income Opportunity, SMidCap Plus and Small Cap Value funds. Outflows were primarily related to our LargeCap Value strategy and to a lesser degree to other strategies.
Six months ended June 30, 2015 and 2014
The $2.9 billion increase in assets under management for the six months ended June 30, 2015 was due to asset inflows of $2.4 billion and $1.6 billion of assets related to the Woodway acquisition, partially offset by asset outflows of $1.6 billion. Inflows were primarily driven by investments into institutional accounts in our Emerging Markets Plus and Emerging Markets SMid strategies, as well as inflows into our Income Opportunity and Emerging Markets mutual funds. Outflows were primarily related to withdrawals and rebalancing in our LargeCap Value strategy.
The $1.2 billion increase in assets under management for the six months ended June 30, 2014 was due to asset inflows of $1.6 billion and market appreciation of $1.4 billion, partially offset by outflows of $1.8 billion. Inflows were primarily driven by investments into institutional accounts in our Income Opportunity, Large Cap Value and MLP strategies, as well as our Emerging Markets strategies.  Inflows into our mutual funds were comprised of investments in our Income Opportunity, Short Duration High Yield, SMidCapPlus and Small Cap Value funds. Outflows were primarily related to our LargeCap strategy and to a lesser degree to other strategies.
.

Results of Operations
The following table (dollars in thousands) and discussion of our results of operations for the three and six months ended June 30, 2015 is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

					% Change	% Change
					Three Months Ended	Six Months Ended
	Three Months Ended		Six Months Ended		June 30, 2015	June 30, 2015
	June 30,		June 30,		vs.	vs.
	2015	2014	2015	2014	June 30, 2014	June 30, 2014
Revenues
Advisory fees - asset based	$27,458	$22,095	$51,387	$42,484	24%	21%
Advisory fees - performance based	1,918	3,443	2,206	3,806	(44)	(42)
Trust fees	7,921	5,151	13,071	10,179	54	28
Other revenues	14	216	255	385	(94)	(34)
Total revenues	37,311	30,905	66,919	56,854	21	18
Expenses
Employee compensation and benefits	16,512	12,865	31,821	25,717	28	24
Sales and marketing	496	375	891	662	32	35
Westwood mutual funds	901	722	1,728	1,374	25	26
Information technology	1,422	1,014	2,459	1,729	40	42
Professional services	1,031	1,189	3,103	2,571	(13)	21
General and administrative	2,197	1,384	3,787	2,832	59	34
Total expenses	22,559	17,549	43,789	34,885	29	26
Income before income taxes	14,752	13,356	23,130	21,969	10	5
Provision for income taxes	4,957	4,765	7,725	7,816	4	(1)
Net income	$9,795	$8,591	$15,405	$14,153	14%	9%

Three months ended June 30, 2015 compared to three months ended June 30, 2014
Total Revenues. Our total revenues increased $6.4 million, or 21%, to $37.3 million for the three months ended June 30, 2015 compared with $30.9 million for the three months ended June 30, 2014. Asset-based advisory fees increased $5.4 million, or 24%, primarily related to asset inflows from new and existing clients since the second quarter of 2014, partially offset by asset outflows with lower average advisory fee rates. Trust fees increased $2.8 million, or 54%, as a result of the Woodway acquisition. These increases were partially offset by a $1.5 million decrease in performance-based fees.
Employee Compensation and Benefits. Employee compensation and benefits costs increased $3.6 million, or 28%, to $16.5 million for the three months ended June 30, 2015 compared with $12.9 million for the three months ended June 30, 2014. The increase was primarily due to the Woodway acquisition and an increase in compensation expenses attributable to increased average headcount and merit increases.
Sales and Marketing. Sales and marketing expenses increased 32% to $0.5 million for the three months ended June 30, 2015 compared to $0.4 million for the three months ended June 30, 2014, primarily due to the Woodway acquisition and increased referral fees.

Westwood Mutual Funds. Westwood mutual funds expenses increased 25% to $0.9 million for the three months ended June 30, 2015 compared to $0.7 million for the three months ended June 30, 2014, primarily due to the launch of three new mutual funds during the second quarter of 2015 and increased shareholder servicing costs.
Information Technology. Information technology expenses increased 40% to $1.4 million for the three months ended June 30, 2015 compared to $1.0 million for the three months ended June 30, 2014, primarily due to the Woodway acquisition, as well as increased research and support expenses.
General and Administrative. General and administrative expenses increased 59% to $2.2 million for the three months ended June 30, 2015 compared to $1.4 million for the three months ended June 30, 2014, primarily due to amortization of intangibles related to the Woodway acquisition and ongoing general and administrative expenses for Woodway.
Provision for Income Taxes. The effective tax rate decreased to 33.6% for the three months ended June 30, 2015 from 35.7% for the three months ended June 30, 2014 primarily due to higher operating income generated by Westwood International, which is taxed at a lower Canadian tax rate.

Six months ended June 30, 2015 compared to six months ended June 30, 2014
Total Revenues. Our total revenues increased $10.1 million, or 18%, to $66.9 million for the six months ended June 30, 2015 compared with $56.9 million for the six months ended June 30, 2014. This increase was primarily related to a $8.9 million, or 21%, increase in asset-based advisory fees related to asset inflows from new and existing clients since the second quarter of 2014, partially offset by asset outflows with lower average advisory fee rates, and a $2.9 million, or 28%, increase in Trust fees as a result of the Woodway acquisition. These increases were partially offset by a $1.6 million decrease in performance-based fees.
Employee Compensation and Benefits. Employee compensation and benefits costs increased $6.1 million, or 24%, to $31.8 million for the six months ended June 30, 2015 compared with $25.7 million for the six months ended June 30, 2014. The increase was primarily due to an increase in compensation expenses attributable to increased average headcount and merit increases, incremental payroll tax and 401(k) matching expenses related to the bonuses paid in the first quarter of 2015 and the Woodway acquisition.
Sales and Marketing. Sales and marketing expenses increased 35% to $0.9 million for the six months ended June 30, 2015 compared to $0.7 million for the six months ended June 30, 2014, primarily due to the Woodway acquisition and increased referral fees.
Westwood Mutual Funds. Westwood mutual funds expenses increased 26% to $1.7 million for the six months ended June 30, 2015 compared to $1.4 million for the six months ended June 30, 2014, primarily due to the launch of three new mutual funds during the second quarter of 2015 and increased shareholder servicing costs and subadvisor fees based on a percentage of assets under management.
Information Technology. Information technology expenses increased 42% to $2.5 million for the six months ended June 30, 2015 compared to $1.7 million for the six months ended June 30, 2014, primarily due to the Woodway acquisition, as well as increased research and support expenses.
Professional Services. Professional services expenses increased 21% to $3.1 million for the six months ended June 30, 2015 compared to $2.6 million for the six months ended June 30, 2014 due to $0.7 million in Woodway transaction costs recognized in the first six months of 2015.
General and Administrative. General and administrative expenses increased 34% to $3.8 million for the six months ended June 30, 2015 compared to $2.8 million for the six months ended June 30, 2014, primarily due to amortization of intangibles related to the Woodway acquisition and ongoing general and administrative expenses for Woodway.

Provision for Income Taxes. The effective tax rate decreased to 33.4% for the six months ended June 30, 2015 from 35.6% for the six months ended June 30, 2014 primarily due to higher operating income generated by Westwood International, which is taxed at a lower Canadian tax rate.
Supplemental Financial Information
As supplemental information, we are providing a non-U.S. generally accepted accounting principles (“non-GAAP”) performance measure that we refer to as Economic Earnings. We provide this measure in addition to, but not as a substitute for, net income reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review dividend policy. We believe that this non-GAAP performance measure, while not a substitute for GAAP net income, is useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider this non-GAAP measure without also considering financial information prepared in accordance with GAAP.
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
The following tables provide a reconciliation of net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended June 30,		% Change
	2015	2014
Net Income	$9,795	$8,591	14%
Add: Stock based compensation expense	4,017	2,989	34
Add: Intangible amortization	462	90	413
Add: Tax benefit from goodwill amortization	78	38	105
Economic Earnings	$14,352	$11,708	23%
Diluted weighted average shares outstanding	7,961,406	7,679,032
Economic Earnings per share	$1.80	$1.52

	Six Months Ended June 30,		% Change
	2015	2014
Net Income	$15,405	$14,153	9%
Add: Stock based compensation expense	7,695	6,468	19
Add: Intangible amortization	552	180	207
Add: Tax benefit from goodwill amortization	116	76	53
Economic Earnings	$23,768	$20,877	14%
Diluted weighted average shares outstanding	7,976,790	7,774,410
Economic Earnings per share	$2.98	$2.69

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. As of June 30, 2015, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the six months ended June 30, 2015, cash flow provided by operating activities, principally our investment advisory business, was $44.9 million. Cash flow used in investing activities during the six months ended June 30, 2015 of $24.7 million was related to the acquisition of Woodway and purchases of fixed assets. Cash flow used in financing activities of $14.3 million for the six months ended June 30, 2015 was due to the payment of dividends, purchases of restricted stock returned for payment of taxes and purchases of treasury shares, partially offset by tax benefits from stock based compensation.
We had cash and investments of $69.0 million as of June 30, 2015 and $97.8 million as of December 31, 2014. Cash and cash equivalents as of June 30, 2015 and December 31, 2014 includes $14.5 million and $12.9 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested.  At June 30, 2015 and December 31, 2014, working capital aggregated $68.2 million and $91.6 million, respectively. The decrease in working capital reflects cash used to acquire Woodway. As a result of the Woodway acquisition, Westwood Trust must maintain current assets in an amount equal to the required minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying condensed consolidated balance sheets. At June 30, 2015, Westwood Trust had approximately $6 million in excess of its minimum capital requirement. We had no liabilities for borrowed money at June 30, 2015 or December 31, 2014.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months, including the payment of the Earn-Out Amount related to the Woodway acquisition. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations
For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The following table summarizes material changes to our contractual obligations since December 31, 2014 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(1)	$9,504	$1,204	$3,831	$3,831	$638
_________________

(1)
A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations relate to obligations associated with implementing and operating a new information technology platform. The above purchase obligations exclude agreements that are cancelable without significant penalty.

The contractual obligations in the table above exclude contingent consideration of $9.3 million related to the Woodway acquisition. Refer to Note 6 “Acquisitions, Goodwill and Other Intangibles” in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

Critical and Significant Accounting Policies and Estimates
There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2014, with the exception of the addition of acquisition accounting in connection with the acquisition of Woodway. Information with respect to our critical accounting policies and estimates, which we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Business Combinations
In allocating the purchase price of a business combination, the Company records all assets acquired and liabilities assumed at fair value, with the excess of the purchase price over the aggregate fair values recorded as goodwill. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The fair value assigned to identifiable intangible assets acquired is based on estimates and assumptions made by management at the time of the acquisition. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.
The acquired customer accounts, tradenames and non-compete agreements are subject to fair value measurements based primarily on significant inputs not observable in the market and thus represent Level 3 measurements. The valuation of an acquired customer list utilizes an income approach, which provides an estimate of the fair value of an asset based on discounted cash flows and management estimates, including the estimated growth associated with existing clients, market growth and client attrition. The valuation of acquired tradenames uses a relief from royalty method in which the fair value of the intangible asset is estimated to be the present value of the royalties saved because the intangible asset is owned by the Company. Revenue projections and estimated useful lives are used in estimating the fair value of the trademarks. The non-compete agreements are calculated using the with-or-without method, which utilizes the probability of these employees competing with the Company and revenue projections to calculate the valuation of non-competition agreements.
When an acquisition includes future contingent consideration on achieving certain annualized revenue from the post-closing acquired business over a specified time period, the Company estimates the fair value of the earn-out using overall revenue growth projections combined with existing customer base lost revenue projections, both discounted and probability-weighted. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date, and the fair value of the contingent consideration is remeasured at each reporting period, with any change in fair value recognized as income or expense within the consolidated statement of comprehensive income.
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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The scope of our assessment of the effectiveness of internal control over financial reporting does not include Woodway, which we acquired in the second quarter of 2015.  This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our assessment in the year of acquisition.
Changes in Internal Controls over Financial Reporting
For the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC. (“Warren”). The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million CDN in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase is complete and we are now in the discovery phase, which we hope to complete in 2016.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
April 1 through June 30, 2015
Repurchase program (1)	—	—	—		$10,000,000
Canadian Share Plan (2)	625	60.74	625	CDN	$6,764,500
Employee transactions (3)	—	—	—		—

(1)
On July 20, 2012, our board of directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the board of directors.

(2)
On April 18, 2013, our stockholders approved the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canada Plan”), which contemplates a trustee purchasing up to $10 million CDN of our outstanding common stock on the open market for the purpose of making share awards to our Canadian employees. The Canada Plan has no expiration date and may be discontinued at any time by the board of directors.

(3)
Consists of shares of common stock tendered by an employee at the market close price on the date of vesting in order to satisfy the employee’s tax withholding obligations from vested restricted shares. We anticipate having additional shares tendered in subsequent periods for the same purpose.

ITEM 6.	EXHIBITS

10.1*+	Consulting Agreement, dated as of March 17, 2015, between Westwood Holdings Group, Inc. and Susan Byrne

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicated management contract or compensation plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2015	WESTWOOD HOLDINGS GROUP, INC.

	By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

	By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer