Form 10-Q
period 2015-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2015-10-28
CIK 1165002

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
For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 16, 2015: 8,613,907.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$23,883	$18,131
Accounts receivable	19,997	14,540
Investments, at fair value	56,457	79,620
Deferred income taxes	6,634	4,060
Other current assets	2,309	2,413
Total current assets	109,280	118,764
Goodwill	25,091	11,255
Deferred income taxes	3,066	3,792
Intangible assets, net	25,866	3,430
Property and equipment, net of accumulated depreciation of $3,293 and $2,720	2,914	2,633
Total assets	$166,217	$139,874
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,634	$2,334
Dividends payable	5,060	4,868
Compensation and benefits payable	15,449	18,504
Contingent consideration	9,102	—
Income taxes payable	1,305	1,498
Total current liabilities	33,550	27,204
Accrued dividends	1,392	1,450
Deferred rent	1,138	1,213
Total liabilities	36,080	29,867
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,428,773 and outstanding 8,614,207 shares at September 30, 2015; issued 9,010,255 and outstanding 8,308,460 shares at December 31, 2014	94	90
Additional paid-in capital	139,874	119,859
Treasury stock, at cost - 814,566 shares at September 30, 2015; 701,795 shares at December 31, 2014	(35,976)	(29,028)
Accumulated other comprehensive loss	(3,772)	(1,231)
Retained earnings	29,917	20,317
Total stockholders' equity	130,137	110,007
Total liabilities and stockholders' equity	$166,217	$139,874

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Advisory fees
Asset based	$24,940	$22,857	$76,327	$65,341
Performance based	—	—	2,206	3,806
Trust fees	7,973	5,282	21,044	15,461
Other, net	(462)	(17)	(207)	368
Total revenues	32,451	28,122	99,370	84,976
EXPENSES:
Employee compensation and benefits	15,686	13,309	47,507	39,026
Sales and marketing	419	430	1,310	1,092
Westwood mutual funds	865	591	2,593	1,965
Information technology	1,626	807	4,085	2,536
Professional services	1,178	983	4,281	3,554
General and administrative	2,175	1,410	5,962	4,242
Total expenses	21,949	17,530	65,738	52,415
Income before income taxes	10,502	10,592	33,632	32,561
Provision for income taxes	3,489	3,474	11,214	11,290
Net income	$7,013	$7,118	$22,418	$21,271
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,386)	(578)	(2,541)	(600)
Total comprehensive income	$5,627	$6,540	$19,877	$20,671
Earnings per share:
Basic	$0.90	$0.95	$2.90	$2.83
Diluted	$0.87	$0.92	$2.78	$2.73
Weighted average shares outstanding:
Basic	7,808,239	7,525,489	7,737,608	7,507,937
Diluted	8,037,080	7,734,309	8,076,055	7,801,073
Cash dividends declared per share	$0.50	$0.44	$1.50	$1.32

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2015
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2015	8,308,460	$90	$119,859	$(29,028)	$(1,231)	$20,317	$110,007
Net income	—	—	—	—	—	22,418	22,418
Other comprehensive loss	—	—	—	—	(2,541)	—	(2,541)
Issuance of common stock for acquisition	109,712	1	5,291	—	—	—	5,292
Issuance of restricted stock, net of forfeitures	308,806	3	(3)	—	—	—	—
Dividends declared	—	—	—	—	—	(12,818)	(12,818)
Stock based compensation expense	—	—	12,560	—	—	—	12,560
Reclassification of compensation liability to be paid in shares	—	—	338	—	—	—	338
Tax benefit related to stock based compensation	—	—	1,829	—	—	—	1,829
Purchases of treasury stock	(21,818)	—	—	(1,327)	—	—	(1,327)
Restricted stock returned for payment of taxes	(90,953)	—	—	(5,621)	—	—	(5,621)
BALANCE, September 30, 2015	8,614,207	$94	$139,874	$(35,976)	$(3,772)	$29,917	$130,137

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,418	$21,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	606	436
Amortization of intangible assets	951	270
Unrealized gains on trading investments	484	(29)
Stock based compensation expense	12,560	10,103
Deferred income taxes	(1,923)	(4,227)
Excess tax benefits from stock based compensation	(1,432)	(1,850)
Net (purchases) sales of investments - trading securities	22,679	(8,528)
Other	(3)	—
Change in operating assets and liabilities:
Accounts receivable	(5,332)	478
Other current assets	236	367
Accounts payable and accrued liabilities	537	10
Compensation and benefits payable	(2,052)	(3,887)
Income taxes payable	1,899	6,496
Other liabilities	(28)	(42)
Net cash provided by operating activities	51,600	20,868
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(704)	(337)
Acquisition of Woodway, net of cash acquired	(24,133)	—
Net cash used in investing activities	(24,837)	(337)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,327)	(669)
Restricted stock returned for payment of taxes	(5,621)	(5,190)
Excess tax benefits from stock based compensation	1,432	1,850
Cash dividends	(13,065)	(10,637)
Net cash used in financing activities	(18,581)	(14,646)
Effect of currency rate changes on cash	(2,430)	(264)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,752	5,621
Cash and cash equivalents, beginning of period	18,131	10,864
Cash and cash equivalents, end of period	$23,883	$16,485
Supplemental cash flow information:
Cash paid during the period for income taxes	$11,664	$9,073
Common stock issued for acquisition	$5,292	$—
Non-cash accrued contingent consideration	$9,102	$—

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
Acquisition of Woodway Financial Advisors
On January 15, 2015, we entered into an agreement to acquire Woodway Financial Advisors (“Woodway”), a Houston-based private wealth and trust company that managed assets of approximately $1.6 billion at December 31, 2014. We completed the acquisition on April 1, 2015. Pursuant to the acquisition agreement, on April 1, 2015 Woodway merged with Westwood Trust, a wholly-owned subsidiary of Westwood, with Westwood Trust being the surviving entity (the “Merger”). The total Merger consideration consisted of (i) $30.6 million in cash and stock, as described below, and (ii) contingent consideration equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for certain clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”).
The preliminary estimated Merger consideration of $39.7 million consisted of (i) closing date consideration of $25.3 million paid in cash and the issuance of 109,712 shares of Westwood common stock, valued at $5.3 million (discounted from $6.7 million due to certain required holding periods), and (ii) preliminary estimated contingent consideration of $9.1 million, based on estimates and assumptions as of the closing date of the acquisition, to be paid after the Earn-Out Period. The acquired assets were deemed to constitute a business in a transaction using the purchase method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. See further discussion of the acquisition of Woodway in Note 6 “Acquisitions, Goodwill and Other Intangible Assets.”
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
The acquired customer accounts, trade names and non-compete agreements are subject to fair value measurements based primarily on significant inputs not observable in the market and thus represent level 3 measurements. The valuation of an acquired customer list utilizes an income approach, which provides an estimate of the fair value of an asset based on discounted cash flows and management estimates, including the estimated growth associated with existing clients, market growth and client attrition. The valuation of acquired trade names uses a relief from royalty method in which the fair value of the intangible asset is estimated to be the present value of royalties saved because the Company owns the intangible asset. Revenue projections and estimated useful lives are used in estimating the fair value of the trade names. The non-compete agreements are calculated using the with-or-without method, which utilizes the probability of these employees competing with the Company and revenue projections to calculate the valuation of non-competition agreements.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The issuance of a comprehensive and converged standard on revenue recognition is expected to improve the ability of financial statement users to understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue being recognized. In August 2015, in order to amend the effective date of ASU 2014-09, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date. Under the amendment, the effective date of ASU 2014-09 has been extended by one year for all entities. For public entities, the ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact that the application will have on our consolidated financial statements and disclosures and expect to adopt the new standard within the required time frame.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis. This amendment modifies the analysis required to evaluate whether certain legal entities should be consolidated, including variable interest entities. This amendment changes the evaluation of fee arrangements and related party transactions when determining whether to consolidate a variable interest entity. The amendment is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within reporting periods beginning after December 15, 2017, although early adoption is permitted. We are currently evaluating the impact that the application of ASU 2015-02 will have on our consolidated financial statements and disclosures.
In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software. This amendment provides guidance about whether a cloud computing arrangement includes a software license. The new guidance clarifies that software licenses included in a cloud computing software should be accounted for in the same manner as other software licenses. If the cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2015, with early adoption permitted. We have elected to early adopt this amendment in the current fiscal year, which did not have a material impact on our consolidated financial statements.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. The amendment applies to entities that have reported provisional amounts related to a business combination for which the accounting is incomplete by the end of the reporting period and have an adjustment to provisional amounts previously recognized during a later measurement period. Changes in provisional amounts recorded for acquired assets and liabilities are to be adjusted in the period the adjustment is known, with a corresponding adjustment booked to goodwill. The acquirer is no longer required to revise comparative information from prior years for the effect of changes in provisional amounts. For public business entities, the amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We have elected to early adopt this amendment in the current fiscal year. This amendment may impact our disclosure of the Woodway acquisition, should we adjust the fair value of the acquired assets and liabilities during the year ended December 31, 2016.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 306 anti-dilutive restricted shares for the three months ended September 30, 2015 and no anti-dilutive shares for the three months ended September 30, 2014. There were approximately 4,750 and 5,400 anti-dilutive restricted shares for the nine months ended September 30, 2015 and 2014, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$7,013	$7,118	$22,418	$21,271
Weighted average shares outstanding - basic	7,808,239	7,525,489	7,737,608	7,507,937
Dilutive potential shares from unvested restricted shares	185,139	208,820	316,253	293,136
Dilutive potential shares from contingent consideration	43,702	—	22,194	—
Weighted average shares outstanding - diluted	8,037,080	7,734,309	8,076,055	7,801,073
Earnings per share:
Basic	$0.90	$0.95	$2.90	$2.83
Diluted	$0.87	$0.92	$2.78	$2.73
4. INVESTMENTS
Investment balances are presented in the table below (in thousands). All investments are carried at fair value and are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2015:
U.S. Government and Government agency obligations	$36,747	$38	$—	$36,785
Money market funds	7,513	—	—	7,513
Equity funds	12,549	154	(544)	12,159
Marketable securities	$56,809	$192	$(544)	$56,457
December 31, 2014:
U.S. Government and Government agency obligations	$66,761	$20	$(8)	$66,773
Money market funds	8,250	—	—	8,250
Equity funds	4,477	223	(103)	4,597
Marketable securities	$79,488	$243	$(111)	$79,620

As of September 30, 2015 and December 31, 2014, $10.7 million and $4.6 million in corporate funds, respectively, were invested in Westwood Funds, Westwood Common Trust Funds and the UCITS Fund. See Note 8 “Variable Interest Entities.”

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5. FAIR VALUE MEASUREMENTS
We determine estimated fair values for our financial instruments using available information. The fair value amounts discussed in our condensed consolidated financial statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, the UCITS fund and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to common trust funds, the net asset value of the shares held as reported by each fund. Market values of our money market holdings generally do not fluctuate. The fair value of contingent consideration related to the Woodway acquisition is categorized as a level 3 liability. Since the measurement of the Earn-Out Amount is based primarily on significant inputs not observable in the market, it represents a level 3 measurement.
ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	level 1 – quoted market prices in active markets for identical assets

•	level 2 – inputs other than quoted prices that are directly or indirectly observable

•	level 3 – significant unobservable inputs where there is little or no market activity
The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of September 30, 2015:
Investments in securities:
Trading	$53,356	$3,101	$—	$56,457
Contingent consideration	—	—	(9,102)	(9,102)
Total financial instruments	$53,356	$3,101	$(9,102)	$47,355
As of December 31, 2014:
Investments in securities:
Trading	$77,327	$2,293	$—	$79,620
Total financial instruments	$77,327	$2,293	$—	$79,620
Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) calculated by us as administrator of the funds. The NAV is calculated using indirectly observed inputs, as the unit price is based on the market value of the underlying investments traded on an active market. We can make withdrawals from the common trust funds on a daily basis, as needed for liquidity, and there are no restrictions on redemption as of September 30, 2015.
Contingent consideration categorized as a level 3 liability is related to the acquisition of Woodway (see Note 6 “Acquisitions, Goodwill and Other Intangibles”). As of the acquisition date, the Company preliminarily estimated that the Earn-Out Amount would be $9.3 million, based on then existing facts and circumstances. During the third quarter of 2015, the Company revised its preliminary estimate of the acquisition date Earn-Out Amount to $9.1 million. The fair value of contingent consideration is measured using the projected payment date, discount rates, probabilities of payment, and projected revenues. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. Increases or decreases in projected revenues, probabilities of payment, discount rates or projected payment dates may result in higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3:

Valuation Technique	Unobservable Input	Range	Weighted Average Growth Rate
Discounted Cash Flow	Discount rate	6.0%
	AUM growth rate	(10.0)% to 10.0%	1.2%
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (in thousands):

Contingent Consideration
Beginning balance, December 31, 2014	$—
Acquisition of Woodway	9,102
Ending balance, September 30, 2015	$9,102
6. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Acquisition of Woodway Financial Advisors
Westwood completed the acquisition of Woodway on April 1, 2015. The total Merger consideration consisted of (i) $30.6 million in cash and stock, as described below, and (ii) contingent consideration equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for certain clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”). The Earn-Out Amount will be paid 54.84% in cash and 45.16% in shares of Westwood’s common stock, valued using the average closing price during the last 30 calendar days of the Earn-Out Period. In relation to the Merger, Westwood entered into employment agreements with certain Woodway employees, which, among other things, provided for specified compensation and benefits for the related employees.
The preliminary estimated Merger consideration of $39.7 million consisted of (i) closing date consideration of $25.3 million paid in cash and issuance of 109,712 shares of Westwood common stock, valued at $5.3 million (discounted from $6.7 million due to certain required holding periods), and (ii) preliminary estimated contingent consideration of $9.1 million, based on estimates and assumptions on the closing date of the acquisition, to be paid no later than 75 calendar days after the last day of the Earn-Out Period. The estimated fair value of the Earn-Out Amount was determined by using overall revenue growth projections combined with existing customer base lost revenue projections, both discounted and probability-weighted. The fair value measurement of the Earn-Out Amount was based primarily on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820. See further discussion in Note 5 "Fair Value Measurements."
The acquisition of Woodway was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. As of September 30, 2015, estimated consideration of $39.7 million has been preliminarily allocated using Woodway’s historical balance sheet at March 31, 2015 based on valuations of acquired assets and assumed liabilities in connection with the acquisition. The preliminary allocation is based on estimates, assumptions and valuations that have not been finalized, and therefore the final consideration and final amounts allocated to assets acquired and liabilities assumed could differ materially from the amounts presented in these condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The preliminary allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$1,205
Accounts receivable	936
Other current assets	253
Goodwill(i)	13,836
Identifiable intangibles(ii)	23,387
Property and equipment	197
Accounts payable and accrued liabilities	(61)
Income tax payable	(20)
Preliminary purchase price	$39,733
_________________

(i)	The excess of the preliminary purchase price over the fair value amounts assigned to assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition.

(ii)	The fair value of the acquired identifiable intangibles consists of (in thousands, except useful lives):

		Estimated Useful Lives
Client relationships	$22,313	20 years
Non-compete agreements	257	3 years
Trade name	817	5 years
At the time of the acquisition, the Company believed that its enhanced market position and future growth potential were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of September 30, 2015, $4.7 million of the goodwill arising from the acquisition is expected to be deductible for tax purposes.
We incurred transaction costs of $1.1 million related to the Woodway acquisition, of which $732,000 are included in “Professional services” on our condensed consolidated statements of comprehensive income for the nine months ended September 30, 2015.
Our consolidated results for the three months ended September 30, 2015 included Total revenues and Net income attributable to Woodway of $2.5 million and $1.0 million, respectively. Our consolidated results for the nine months ended September 30, 2015 included Total revenues and Net income attributable to Woodway of $5.2 million and $1.5 million, respectively.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three and nine months ended September 30, 2015 and 2014 assume that the Woodway acquisition had occurred on January 1, 2014, after giving effect to acquisition accounting adjustments relating to amortization of the valued intangible assets and to record additional compensation costs related to employment contracts entered into as a result of the acquisition. These unaudited pro forma results exclude one-time, non-recurring costs related to the acquisition, including transaction costs. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Total revenues	$32,451	$30,788	$102,063	$92,772
Net income	$7,013	$7,433	$23,409	$22,538

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Changes in goodwill are as follows (in thousands):

Balance, December 31, 2014	$11,255
Acquisition of Woodway (1)	13,836
Balance, September 30, 2015	$25,091
(1) The $13.8 million of goodwill acquired through the acquisition of Woodway is entirely attributable to the Trust segment.
Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2015 and determined that no impairment loss was required. No impairments were recorded during the three or nine months ended September 30, 2015 or 2014.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. The following is a summary of intangible assets at September 30, 2015 and December 31, 2014 (in thousands, except years):

	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2015
Client relationships	18.9	$27,318	$(2,401)	$24,917
Trade names	4.3	1,073	(338)	735
Non-compete agreements	2.9	283	(69)	214
Total		$28,674	$(2,808)	$25,866

December 31, 2014
Client relationships	14.2	$5,005	$(1,575)	$3,430
Trade names	2.0	256	(256)	—
Non-compete agreements	2.3	26	(26)	—
Total		$5,287	$(1,857)	$3,430
We periodically review intangible assets for events or circumstances that would indicate impairment. There have been no impairments on intangible assets recorded during the three or nine months ended September 30, 2015 or 2014. Estimated annual amortization for these intangible assets over the next five years is as follows (in thousands):

For the year ending December 31,
2015	$1,382
2016	1,723
2017	1,723
2018	1,659
2019	1,638

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. BALANCE SHEET COMPONENTS
Property and Equipment
The following table reflects information about our property and equipment as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015	As of December 31, 2014
Leasehold improvements	$2,109	$2,274
Furniture and fixtures	1,810	1,516
Computer hardware and office equipment	2,066	1,563
Construction in progress	222	—
Accumulated depreciation	(3,293)	(2,720)
Net property and equipment	$2,914	$2,633

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of September 30, 2015	As of December 31, 2014
Foreign currency translation adjustment	$(3,772)	$(1,231)
Accumulated other comprehensive loss	$(3,772)	$(1,231)
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
In May 2015, the Company provided seed investments of $5.4 million for two new Westwood mutual funds. In January 2015 and January 2014, the Company provided $1.0 million and $2.0 million, respectively, to common trust funds. In October 2014, the Company provided €1.6 million, or $2.0 million, to the UCITS Fund. These seed investments were provided for the sole purpose of showing economic substance needed to establish the funds or sub-funds. The corporate capital invested in these funds is included in “Investments, at fair value” on our consolidated balance sheet at September 30, 2015.
Otherwise, we have not provided any financial support we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these VIEs. Our

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

investments in the Westwood Funds®, the CTFs and the UCITS Fund are accounted for as investments in accordance with our other investments described in Note 4. We recognized fee revenue from the Westwood VIEs of $14.0 million and $13.8 million for the three months ended September 30, 2015 and 2014, respectively, and $43.3 million and $36.3 million for the nine months ended September 30, 2015 and 2014, respectively.
The following table displays assets under management, corporate capital invested and risk of loss in each vehicle (in millions):

	As of September 30, 2015
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs:
Westwood Funds®	$3,841	$6	$6
Common Trust Funds	2,201	3	3
Collective Investment Trusts	270	—	—
LLCs	131	—	—
UCITS Fund	661	2	2
VIE totals	7,104
All other assets:
Private Wealth	2,914
Institutional	10,357
Total AUM	$20,375
9. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended  (the “Plan”), reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 4,398,100 shares. At September 30, 2015, approximately 675,000 shares remain available for issuance under the Plan.
Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.5 million in U.S. Dollars using the exchange rate on September 30, 2015) may be funded to the Plan Trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At September 30, 2015, approximately $6.8 million CDN ($5.1 million in U.S. Dollars using the exchange rate on September 30, 2015) remains available for issuance under the Canadian Plan, or approximately 93,496 shares based on the closing share price of our stock of $54.35 as of September 30, 2015. During the first nine months of 2015, the trust formed pursuant to the Canadian Plan purchased in the open market 21,818 Westwood common shares for approximately $1.3 million. As of September 30, 2015, the trust holds 53,545 shares of Westwood common stock. As of September 30, 2015, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.1 million, which we expect to recognize over a weighted-average period of 1.9 years.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the total stock based compensation expense recorded for stock based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service condition stock based compensation expense	$2,550	$2,061	$6,953	$5,612
Performance condition stock based compensation expense	2,118	1,517	5,072	4,202
Stock based compensation expense under the Plan	4,668	3,578	12,025	9,814
Canada EB Plan stock based compensation expense	197	57	535	289
Total stock based compensation expense	$4,865	$3,635	$12,560	$10,103
Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.
As of September 30, 2015, there was approximately $26.0 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.3 years. Our two types of restricted stock grants under the Plan are discussed below.
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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the nine months ended September 30, 2015:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2015	496,457	$48.14
Granted	309,932	61.42
Vested	(185,004)	40.78
Forfeited	(36,126)	55.62
Non-vested, September 30, 2015	585,259	$56.93

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over a five-year period provided that annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically has been based upon Westwood’s adjusted pre-tax income, as defined. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the final calculation of adjusted pre-tax income as derived from the Company’s audited consolidated financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In February 2015, the Compensation Committee established the 2015 goal as adjusted pre-tax income of at least $46.0 million, representing a five-year compound annual growth rate in excess of 10% over annual adjusted pre-tax income recorded in 2010. Adjusted pre-tax income is determined based on our audited consolidated financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees, (ii) performance-based restricted stock awards, and (iii) mutual fund share incentive awards, and excludes start up, non-recurring and similar expense items, at the Compensation Committee’s discretion. Beginning in the first quarter of 2015, we concluded that it was probable that we would meet the performance goals required to vest the applicable performance based restricted shares this year and began recording expense related to those shares.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2015	101,313	$58.59
Granted	101,313	61.29
Vested	(101,313)	58.59
Forfeited	—	—
Non-vested, September 30, 2015	101,313	$61.29
The above amounts as of September 30, 2015 do not include 118,939 non-vested restricted shares that potentially vest over performance years subsequent to 2015 inasmuch as the Compensation Committee has not set annual performance goals for later years and therefore no grant date has been established.
Mutual Fund Share Incentive Awards
We grant annually to certain employees mutual fund incentive awards, which are bonus awards based on our mutual funds achieving specific performance goals. Awards granted are notionally credited to a participant account maintained by us that contains a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account.
These awards vest after approximately one year of service following the year in which the participant earns the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended September 30, 2015 and 2014, we recorded expense of $149,000 and $342,000, respectively, related to mutual fund share incentive awards. For the nine months ended September 30, 2015 and 2014, we recorded expense of $879,000 and $652,000, respectively, related to mutual fund share incentive awards. As of September 30, 2015 and December 31, 2014, we had an accrued liability of $1.7 million and $844,000, respectively, related to mutual fund incentive awards.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. There were no amounts due from these accounts as of September 30, 2015 or December 31, 2014. For the three months ended September 30, 2015 and 2014, we recorded trust fees from these accounts of $112,000 and $107,000, respectively. For the nine months ended September 30, 2015 and 2014, we recorded trust fees from these accounts of $334,000 and $303,000, respectively.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund. Certain members of our management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the UCITS Fund and, in certain cases, by the UCITS Fund. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates and are negotiated and contracted for at arm’s length. For the three months ended September 30, 2015 and 2014, the Company earned approximately $298,000 and $319,000, respectively, in fees from the UCITS Fund. For the nine months ended September 30, 2015 and 2014, the Company earned approximately $994,000 and $645,000, respectively, in fees from the UCITS Fund. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of September 30, 2015 and December 31, 2014, $97,000 and $233,000, respectively, of these fees were unpaid and included in “Accounts receivable” on our condensed consolidated balance sheets.
11. COMMITMENTS AND CONTINGENCIES
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC. (“Warren”). The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million CDN in the lawsuit. On November 5, 2012, Westwood responded to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase was completed in 2013, and we are currently in the discovery phase, which we hope will be completed in 2016.
While we intend to vigorously defend both actions and pursue our counterclaims, we are currently unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact of these actions and counterclaims. Defending these actions and pursuing these counterclaims may be expensive for us, as well as time consuming for our personnel. While we do not currently believe these proceedings will have a material impact, adverse resolution of these actions and counterclaims could have a material adverse effect on our business, financial condition or results of operations and cash flows.
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We have received insurance proceeds of approximately $379,000 as of September 30, 2015 and recorded a receivable of $448,000 and $210,000 as of September 30, 2015 and December 31, 2014, respectively, which represents our current minimum estimate of expenses that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2015
Net fee revenues from external sources	$24,941	$7,972	$—	$—	$32,913
Net intersegment revenues	5,087	—	—	(5,087)	—
Net interest and dividend revenue	110	—	—	—	110
Other, net	(577)	5	—	—	(572)
Total revenues	$29,561	$7,977	$—	$(5,087)	$32,451
Economic Earnings	$11,961	$1,592	$(1,119)	$—	$12,434
Less: Restricted stock expense					4,865
Intangible amortization					400
Deferred taxes on goodwill					156
Net income					$7,013

Segment assets	$172,034	$57,967	$7,753	$(71,537)	$166,217
Segment goodwill	$5,219	$19,872	$—	$—	$25,091

Three Months Ended September 30, 2014
Net fee revenues from external sources	$22,857	$5,282	$—	$—	$28,139
Net intersegment revenues	3,493	—	—	(3,493)	—
Net interest and dividend revenue	42	—	—	—	42
Other, net	(59)	—	—	—	(59)
Total revenues	$26,333	$5,282	$—	$(3,493)	$28,122
Economic Earnings	$11,610	$514	$(1,243)	$—	$10,881
Less: Restricted stock expense					3,635
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$7,118

Segment assets	$141,030	$17,780	$7,819	$(34,014)	$132,615
Segment goodwill	$5,219	$6,036	$—	$—	$11,255

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2015
Net fee revenues from external sources	$78,534	$21,043	$—	$—	$99,577
Net intersegment revenues	14,826	—	—	(14,826)	—
Net interest and dividend revenue	218	1	—	—	219
Other	(431)	5	—	—	(426)
Total revenues	$93,147	$21,049	$—	$(14,826)	$99,370
Economic Earnings	$37,827	$3,405	$(5,031)	$—	$36,201
Less: Restricted stock expense					12,560
Intangible amortization					951
Deferred taxes on goodwill					272
Net income					$22,418

Nine Months Ended September 30, 2014
Net fee revenues from external sources	$69,147	$15,461	$—	$—	$84,608
Net intersegment revenues	10,157	—	—	(10,157)	—
Net interest and dividend revenue	207	1	—	—	208
Other	159	1	—	—	160
Total revenues	$79,670	$15,463	$—	$(10,157)	$84,976
Economic Earnings	$34,871	$1,341	$(4,454)	$—	$31,758
Less: Restricted stock expense					10,103
Intangible amortization					270
Deferred taxes on goodwill					114
Net income					$21,271
We are providing a performance measure that we refer to as Economic Earnings. Both our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review the dividend policy. We also believe that this performance measure is useful for management and investors when evaluating our underlying operating and financial performance and our available resources.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables provide a reconciliation of net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended September 30,
	2015	2014
Net Income	$7,013	$7,118
Add: Stock based compensation expense	4,865	3,635
Add: Intangible amortization	400	90
Add: Tax benefit from goodwill amortization	156	38
Economic Earnings	$12,434	$10,881
Diluted weighted average shares outstanding	8,037,080	7,734,309
Economic Earnings per share	$1.55	$1.41

	Nine Months Ended September 30,
	2015	2014
Net Income	$22,418	$21,271
Add: Stock based compensation expense	12,560	10,103
Add: Intangible amortization	951	270
Add: Tax benefit from goodwill amortization	272	114
Economic Earnings	$36,201	$31,758
Diluted weighted average shares outstanding	8,076,055	7,801,073
Economic Earnings per share	$4.48	$4.07
13. SUBSEQUENT EVENTS
Dividend Declared
In October 2015, Westwood’s Board of Directors declared a quarterly cash dividend of $0.57 per common share, an increase of 14% from the previous quarterly dividend rate, payable on January 4, 2016 to stockholders of record on December 15, 2015.

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
Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management provides investment advisory services to corporate and public retirement plans, endowments and foundations, the Westwood Funds®, other mutual funds, an Ireland-domiciled UCITS fund, individuals and common trust funds sponsored by Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood International provides global equity and emerging markets investment advisory services to institutional clients, mutual funds and an Ireland-domiciled UCITS fund and common trust funds sponsored by Westwood Trust. Our revenues are generally derived from fees based on a percentage of assets under management. We believe we have established a track record of delivering competitive risk-adjusted returns for our clients.

Acquisition of Woodway Financial Advisors
On January 15, 2015, we entered into an agreement to acquire Woodway Financial Advisors (“Woodway”), a Houston-based private wealth and trust company that managed assets of approximately $1.6 billion at December 31, 2014. We completed the acquisition on April 1, 2015. Pursuant to the acquisition agreement, on April 1, 2015, Woodway merged with Westwood Trust, a wholly-owned subsidiary of Westwood, with Westwood Trust being the surviving entity (the “Merger”). The total Merger consideration consisted of (i) $30.6 million in cash and stock, as described below, and (ii) contingent consideration equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for certain clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”).
The preliminary estimated Merger consideration of $39.7 million consisted of (i) closing date consideration of $25.3 million paid in cash and the issuance of 109,712 shares of Westwood common stock, valued at $5.3 million (discounted from $6.7 million due to certain required holding periods), and (ii) preliminary estimated contingent consideration of $9.1 million, based on estimates and assumptions as of the closing date of the acquisition, to be paid after the Earn-Out Period. The acquired assets were deemed to constitute a business in a transaction using the purchase method of accounting for business combinations. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date.
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

Assets Under Management
Assets under management ("AUM") increased $700 million to $20.4 billion at September 30, 2015 compared with $19.7 billion at September 30, 2014. The average of beginning and ending assets under management for the third quarter of 2015 was $21.8 billion compared to $19.9 billion for the third quarter of 2014, an increase of 10%.
The following table displays assets under management as of September 30, 2015 and 2014:

			% Change
			September 30, 2015
	As of September 30,		vs.
	2015	2014	September 30, 2014
	(in millions)
Institutional	$11,288	$12,325	(8)%
Private Wealth(2)	5,246	3,953	33
Mutual Funds	3,841	3,407	13
Total Assets Under Management(1)(2)	$20,375	$19,685	4%
________________

(1)
AUM excludes approximately $640 million of assets under advisement ("AUA") as of September 30, 2015 related to our global convertibles strategy and other model portfolios, for which we currently provide consulting advice but for which we do not have direct discretionary investment authority. AUM excludes approximately $252 million of AUA as of September 30, 2014.

(2)
Due to an immaterial error relating to the aggregation of Private Wealth AUM, AUM was overstated, and AUA was understated, for certain prior periods. Adjustments to correct the immaterial error have been made in this report. Specifically, previously-reported AUM as of September 30, 2014 was overstated by $85.4 million and has been adjusted in the above table accordingly. The correction to AUM as of September 30, 2014 represents a 2% adjustment to Private Wealth AUM and less than a 1% adjustment to Total AUM as previously reported as of such date.

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

•	Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(1)	2014(1)(2)	2015(1)	2014(1)(2)
Institutional
Beginning of period assets	$13,203	$12,705	$12,471	$12,139
Inflows	179	744	1,549	1,723
Outflows	(540)	(830)	(1,516)	(2,227)
Net flows	(361)	(86)	33	(504)
Market appreciation/(depreciation)	(1,554)	(294)	(1,216)	690
Net change	(1,915)	(380)	(1,183)	186
End of period assets	11,288	12,325	11,288	12,325
Private Wealth
Beginning of period assets	5,638	4,021	3,974	3,938
Inflows	222	119	506	294
Outflows	(242)	(101)	(590)	(353)
Net flows	(20)	18	(84)	(59)
Acquisition related	0	—	1,583	—
Market appreciation/(depreciation)	(372)	(86)	(227)	74
Net change	(392)	(68)	1,272	15
End of period assets	5,246	3,953	5,246	3,953
Mutual Funds
Beginning of period assets	4,283	3,290	3,722	2,784
Inflows	257	308	1,031	937
Outflows	(399)	(142)	(657)	(496)
Net flows	(142)	166	374	441
Market appreciation/(depreciation)	(300)	(49)	(255)	182
Net change	(442)	117	119	623
End of period assets	3,841	3,407	3,841	3,407
Total
Beginning of period assets	23,124	20,016	20,167	18,861
Inflows	658	1,171	3,086	2,954
Outflows	(1,181)	(1,073)	(2,763)	(3,076)
Net flows	(523)	98	323	(122)
Acquisition related	0	—	1,583	—
Market appreciation/(depreciation)	(2,226)	(429)	(1,698)	946
Net change	(2,749)	(331)	208	824
End of period assets	$20,375	$19,685	$20,375	$19,685
________________

(1)
In the table above, we have revised the presentation of gross inflows and outflows for Institutional, Private Wealth and Mutual Fund AUM, as well as reclassified certain transactions for consistency. Prior periods have been revised to reflect the changes in Mutual Fund presentation; however, prior periods have not been revised for Institutional and Private Wealth presentation, as management believes these changes are not significant.

(2)
Due to an immaterial error relating to the aggregation of Private Wealth AUM, AUM was overstated, and AUA was understated, for certain prior periods. Adjustments to correct the immaterial error have been made in this report. Specifically, previously-reported AUM as of December 31, 2013, December 31, 2014, June 30, 2014 and September 30, 2014 were overstated by $70.0 million, $82.6 million, $86.0 million and $85.4 million, respectively, and have been adjusted in the above table accordingly. The corrections to AUM represent a 2% adjustment to Private Wealth AUM and less than a 1% adjustment to Total AUM as previously reported as of each of such dates.

Three months ended September 30, 2015 and 2014
The $2.7 billion decrease in assets under management for the three months ended September 30, 2015 was due to market depreciation of $2.2 billion and outflows of $1.2 billion, partially offset by $658 million of inflows. Inflows were primarily driven by investments into our Income Opportunity mutual fund and our Emerging Markets, MLP and SMid Cap strategies. Outflows were primarily related to withdrawals and rebalancing in our SMid Cap and Emerging Markets strategies and our Income Opportunity mutual fund.
The $331 million decrease in assets under management for the three months ended September 30, 2014 was due to asset outflows of $1.1 billion and market depreciation of $429 million, partially offset by asset inflows of $1.2 billion. Inflows were primarily driven by investments into institutional accounts in our Income Opportunity and our Emerging Markets strategies, as well as inflows into our Income Opportunity mutual fund.  Outflows were primarily related to our LargeCap Value strategy.
Nine months ended September 30, 2015 and 2014
The $208 million increase in assets under management for the nine months ended September 30, 2015 was due to asset inflows of $3.1 billion and $1.6 billion of assets related to the Woodway acquisition, partially offset by asset outflows of $2.8 billion and market depreciation of $1.7 billion. Inflows were primarily driven by investments into our Emerging Markets, MLP and SMid Cap strategies, as well as inflows into our Income Opportunity and Emerging Markets mutual funds. Outflows were primarily related to withdrawals and rebalancing in our LargeCap Value, SMid Cap and Emerging Markets strategies and our Income Opportunity mutual fund.
The $824 million increase in assets under management for the nine months ended September 30, 2014 was due to asset inflows of $3.0 billion and market appreciation of $946 million, partially offset by outflows of $3.1 billion. Inflows were primarily driven by investments into institutional accounts in our Emerging Markets and MLP strategies and our Income Opportunity mutual fund. Outflows were primarily related to withdrawals and rebalancing by certain clients in our LargeCap Value strategy.

Results of Operations
The following table (dollars in thousands) and discussion of our results of operations for the three and nine months ended September 30, 2015 is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

					% Change	% Change
					Three Months Ended	Nine Months Ended
	Three Months Ended		Nine Months Ended		September 30, 2015	September 30, 2015
	September 30,		September 30,		vs.	vs.
	2015	2014	2015	2014	September 30, 2014	September 30, 2014
Revenues
Advisory fees - asset based	$24,940	$22,857	$76,327	$65,341	9%	17%
Advisory fees - performance based	—	—	2,206	3,806	—	(42)
Trust fees	7,973	5,282	21,044	15,461	51	36
Other revenues	(462)	(17)	(207)	368	NM	NM
Total revenues	32,451	28,122	99,370	84,976	15	17
Expenses
Employee compensation and benefits	15,686	13,309	47,507	39,026	18	22
Sales and marketing	419	430	1,310	1,092	(3)	20
Westwood mutual funds	865	591	2,593	1,965	46	32
Information technology	1,626	807	4,085	2,536	101	61
Professional services	1,178	983	4,281	3,554	20	20
General and administrative	2,175	1,410	5,962	4,242	54	41
Total expenses	21,949	17,530	65,738	52,415	25	25
Income before income taxes	10,502	10,592	33,632	32,561	(1)	3
Provision for income taxes	3,489	3,474	11,214	11,290	—	(1)
Net income	$7,013	$7,118	$22,418	$21,271	(1)%	5%
_________________________
NM    Not meaningful
Three months ended September 30, 2015 compared to three months ended September 30, 2014
Total Revenues. Our total revenues increased $4.4 million, or 15%, to $32.5 million for the three months ended September 30, 2015 compared with $28.1 million for the three months ended September 30, 2014. Asset-based advisory fees increased $2.1 million, or 9%, primarily related to asset inflows from new and existing clients since the second quarter of 2014, partially offset by asset outflows with lower average advisory fee rates. Trust fees increased $2.7 million, or 51%, as a result of the Woodway acquisition.
Employee Compensation and Benefits. Employee compensation and benefits costs increased $2.4 million, or 18%, to $15.7 million for the three months ended September 30, 2015 compared with $13.3 million for the three months ended September 30, 2014. The increase was primarily due to the Woodway acquisition and an increase in compensation expenses attributable to increased average headcount and merit increases.

Westwood Mutual Funds. Westwood mutual funds expenses increased 46% to $0.9 million for the three months ended September 30, 2015 compared to $0.6 million for the three months ended September 30, 2014, primarily due to the launch of three new mutual funds during the second quarter of 2015 and increased shareholder servicing costs.
Information Technology. Information technology expenses increased 101% to $1.6 million for the three months ended September 30, 2015 compared to $0.8 million for the three months ended September 30, 2014, due to costs associated with implementing a new information technology platform and increased research and support expenses, as well as the Woodway acquisition.
General and Administrative. General and administrative expenses increased 54% to $2.2 million for the three months ended September 30, 2015 compared to $1.4 million for the three months ended September 30, 2014, primarily due to amortization of intangibles related to the Woodway acquisition and ongoing general and administrative expenses for Woodway.
Provision for Income Taxes. The effective tax rate was relatively flat at 33.2% for the three months ended September 30, 2015 compared to 32.8% for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Total Revenues. Our total revenues increased $14.4 million, or 17%, to $99.4 million for the nine months ended September 30, 2015 compared with $85.0 million for the nine months ended September 30, 2014. This increase was primarily related to an $11.0 million, or 17%, increase in asset-based advisory fees related to asset inflows from new and existing clients since the fourth quarter of 2013, partially offset by asset outflows with lower average advisory fee rates, and a $5.6 million, or 36%, increase in Trust fees as a result of the Woodway acquisition. These increases were partially offset by a $1.6 million decrease in performance-based fees.
Employee Compensation and Benefits. Employee compensation and benefits costs increased $8.5 million, or 22%, to $47.5 million for the nine months ended September 30, 2015 compared with $39.0 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in compensation expenses attributable to increased average headcount and merit increases, incremental payroll tax and 401(k) matching expenses related to the bonuses paid in the first quarter of 2015 and the Woodway acquisition.
Sales and Marketing. Sales and marketing expenses increased 20% to $1.3 million for the nine months ended September 30, 2015 compared to $1.1 million for the nine months ended September 30, 2014, primarily due to increased referral fees and the Woodway acquisition.
Westwood Mutual Funds. Westwood mutual funds expenses increased 32% to $2.6 million for the nine months ended September 30, 2015 compared to $2.0 million for the nine months ended September 30, 2014, due to the launch of two new mutual funds during the fourth quarter of 2014 and three new mutual funds during the second quarter of 2015 and increased shareholder servicing costs and subadvisor fees based on a percentage of assets under management.
Information Technology. Information technology expenses increased 61% to $4.1 million for the nine months ended September 30, 2015 compared to $2.5 million for the nine months ended September 30, 2014, due to increased research and support expenses and costs associated with implementing a new information technology platform, as well as the Woodway acquisition.
Professional Services. Professional services expenses increased 20% to $4.3 million for the nine months ended September 30, 2015 compared to $3.6 million for the nine months ended September 30, 2014 due to $0.7 million in Woodway transaction costs recognized in the first nine months of 2015.
General and Administrative. General and administrative expenses increased 41% to $6.0 million for the nine months ended September 30, 2015 compared to $4.2 million for the nine months ended September 30, 2014, primarily due to amortization of intangibles related to the Woodway acquisition and ongoing general and administrative expenses for Woodway.

Provision for Income Taxes. The effective tax rate decreased to 33.3% for the nine months ended September 30, 2015 from 34.7% for the nine months ended September 30, 2014 primarily due to higher operating income generated by Westwood International, which is taxed at a lower Canadian tax rate.
Supplemental Financial Information
As supplemental information, we are providing a non-U.S. generally accepted accounting principles (“non-GAAP”) performance measure that we refer to as Economic Earnings. We provide this measure in addition to, but not as a substitute for, net income reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review the dividend policy. We believe that this non-GAAP performance measure, while not a substitute for GAAP net income, is useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider this non-GAAP measure without also considering financial information prepared in accordance with GAAP.
In calculating Economic Earnings, we add to net income the non-cash expense associated with equity-based compensation awards of restricted stock, amortization of intangible assets and the deferred taxes related to the tax-basis amortization of goodwill. Although depreciation on property and equipment is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets.
The following tables provide a reconciliation of net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended September 30,		% Change
	2015	2014
Net Income	$7,013	$7,118	(1)%
Add: Stock based compensation expense	4,865	3,635	34
Add: Intangible amortization	400	90	344
Add: Tax benefit from goodwill amortization	156	38	311
Economic Earnings	$12,434	$10,881	14%
Diluted weighted average shares outstanding	8,037,080	7,734,309
Economic Earnings per share	$1.55	$1.41

	Nine Months Ended September 30,		% Change
	2015	2014
Net Income	$22,418	$21,271	5%
Add: Stock based compensation expense	12,560	10,103	24
Add: Intangible amortization	951	270	252
Add: Tax benefit from goodwill amortization	272	114	139
Economic Earnings	$36,201	$31,758	14%
Diluted weighted average shares outstanding	8,076,055	7,801,073
Economic Earnings per share	$4.48	$4.07

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. As of September 30, 2015, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the nine months ended September 30, 2015, cash flow provided by operating activities, principally our investment advisory business, was $51.6 million. Cash flow used in investing activities of $24.8 million during the nine months ended September 30, 2015 was related to the acquisition of Woodway and purchases of fixed assets. Cash flow used in financing activities of $18.6 million for the nine months ended September 30, 2015 was due to the payment of dividends, purchases of restricted stock returned for payment of taxes and purchases of treasury shares for our Canadian share award plan, partially offset by tax benefits from stock based compensation.
We had cash and investments of $80.3 million as of September 30, 2015 and $97.8 million as of December 31, 2014. Cash and cash equivalents as of September 30, 2015 and December 31, 2014 includes $18.8 million and $12.9 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested in Canada.  At September 30, 2015 and December 31, 2014, working capital aggregated $75.7 million and $91.6 million, respectively. The decrease in working capital reflects cash used to acquire Woodway. As a result of the Woodway acquisition, Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying condensed consolidated balance sheets. At September 30, 2015, Westwood Trust had approximately $6.2 million in excess of its minimum capital requirement.
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

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(1)	$9,298	$1,157	$3,831	$3,831	$479
Operating lease obligations	$14,961	$1,920	$3,203	$2,709	$7,129
	$24,259	$3,077	$7,034	$6,540	$7,608
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

The contractual obligations in the table above exclude contingent consideration of $9.1 million related to the Woodway acquisition. Refer to Note 6 “Acquisitions, Goodwill and Other Intangibles” in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
Critical and Significant Accounting Policies and Estimates
There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2014, with the exception of the addition of acquisition accounting in connection with the acquisition of Woodway. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

The acquired customer accounts, trade names and non-compete agreements are subject to fair value measurements based primarily on significant inputs not observable in the market and thus represent level 3 measurements. The valuation of an acquired customer list utilizes an income approach, which provides an estimate of the fair value of an asset based on discounted cash flows and management estimates, including the estimated growth associated with existing clients, market growth and client attrition. The valuation of acquired trade names uses a relief from royalty method in which the fair value of the intangible asset is estimated to be the present value of the royalties saved because the Company owns the intangible asset. Revenue projections and estimated useful lives are used in estimating the fair value of the trade names. The non-compete agreements are calculated using the with-or-without method, which utilizes the probability of these employees competing with the Company and revenue projections to calculate the valuation of non-competition agreements.
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
Changes in Internal Controls over Financial Reporting
For the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See discussion of legal proceedings and procedures in Note 11 "Commitments and Contingencies" in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS
We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us, including making an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
July 1 through September 30, 2015
Repurchase program (1)	—	—	—		$10,000,000
Canadian Share Plan (2)	—	—	—	CDN	$6,764,500
Employee transactions (3)	760	59.61	—		—

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

Dated:	October 28, 2015	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

		By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer