Form 10-Q
period 2016-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2016-04-27
CIK 1165002

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
For the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 15, 2016: 8,759,861.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$26,425	$22,740
Accounts receivable	25,796	19,618
Investments, at fair value	44,755	72,320
Other current assets	2,263	2,926
Total current assets	99,239	117,604
Goodwill	27,144	27,144
Deferred income taxes	11,178	11,042
Intangible assets, net	22,864	23,354
Property and equipment, net of accumulated depreciation of $3,895 and $3,687	4,027	2,192
Total assets	$164,452	$181,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,792	$3,549
Dividends payable	5,758	5,749
Compensation and benefits payable	4,429	20,264
Contingent consideration	9,309	9,023
Income taxes payable	8,434	6,268
Total current liabilities	32,722	44,853
Accrued dividends	956	1,699
Deferred rent	1,763	817
Total liabilities	35,441	47,369
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,735,788 and outstanding 8,759,861 shares at March 31, 2016; issued 9,425,309 and outstanding 8,630,687 shares at December 31, 2015	97	94
Additional paid-in capital	147,726	143,797
Treasury stock, at cost - 975,927 shares at March 31, 2016; 794,622 shares at December 31, 2015	(43,631)	(34,910)
Accumulated other comprehensive loss	(3,385)	(4,688)
Retained earnings	28,204	29,674
Total stockholders' equity	129,011	133,967
Total liabilities and stockholders' equity	$164,452	$181,336

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Advisory fees:
Asset-based	$21,815	$23,929
Performance-based	—	288
Trust fees	7,465	5,150
Other, net	(151)	241
Total revenues	29,129	29,608
EXPENSES:
Employee compensation and benefits	16,494	15,309
Sales and marketing	328	395
Westwood mutual funds	696	827
Information technology	1,964	1,037
Professional services	1,646	2,072
General and administrative	2,355	1,590
Total expenses	23,483	21,230
Income before income taxes	5,646	8,378
Provision for income taxes	2,124	2,768
Net income	$3,522	$5,610
Other comprehensive income (loss):
Foreign currency translation adjustments	1,303	(1,388)
Total comprehensive income	$4,825	$4,222
Earnings per share:
Basic	$0.45	$0.74
Diluted	$0.44	$0.71
Weighted average shares outstanding:
Basic	7,862,449	7,596,223
Diluted	8,047,084	7,861,090
Cash dividends declared per share	$0.57	$0.50

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2016
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2016	8,630,687	$94	$143,797	$(34,910)	$(4,688)	$29,674	$133,967
Net income	—	—	—	—	—	3,522	3,522
Other comprehensive income	—	—	—	—	1,303	—	1,303
Issuance of restricted stock, net of forfeitures	310,479	3	(3)	—	—	—	—
Dividends declared	—	—	—	—	—	(4,992)	(4,992)
Stock based compensation expense	—	—	4,003	—	—	—	4,003
Reclassification of compensation liability to be paid in shares	—	—	167	—	—	—	167
Tax deficiencies related to stock based compensation	—	—	(238)	—	—	—	(238)
Purchases of treasury stock	(93,053)	—	—	(4,411)	—	—	(4,411)
Issuance of treasury stock under employee stock plans	(10,474)	—	—	(614)	—	—	(614)
Restricted stock returned for payment of taxes	(77,778)	—	—	(3,696)	—	—	(3,696)
BALANCE, March 31, 2016	8,759,861	$97	$147,726	$(43,631)	$(3,385)	$28,204	$129,011

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,522	$5,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	258	145
Amortization of intangible assets	490	90
Unrealized gains on trading investments	(248)	(119)
Stock based compensation expense	4,003	3,678
Deferred income taxes	(109)	(570)
Excess tax benefits from stock based compensation	(165)	(1,392)
Net sales of investments - trading securities	27,813	15,700
Other	288	—
Change in operating assets and liabilities:
Accounts receivable	(5,675)	(690)
Other current assets	675	42
Accounts payable and accrued liabilities	374	1,285
Compensation and benefits payable	(15,749)	(12,406)
Income taxes payable	1,666	2,414
Other liabilities	82	(6)
Net cash provided by operating activities	17,225	13,781
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(378)	(288)
Net cash used in investing activities	(378)	(288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(4,411)	—
Issuance of treasury stock under employee stock plans	(614)	(1,289)
Restricted stock returned for payment of taxes	(3,696)	(5,576)
Excess tax benefits from stock based compensation	165	1,392
Cash dividends	(5,724)	(4,855)
Net cash used in financing activities	(14,280)	(10,328)
Effect of currency rate changes on cash	1,118	(1,689)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,685	1,476
Cash and cash equivalents, beginning of period	22,740	18,131
Cash and cash equivalents, end of period	$26,425	$19,607
Supplemental cash flow information:
Cash paid during the period for income taxes	$541	$957
Accrued dividends	$6,714	$5,706
Accrued purchase of property and equipment	$832	$—
Tenant allowance included in Property and equipment	$1,128	$—

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Westwood Holdings Group, Inc. (“Westwood”, the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood provides investment management services to institutional investors, private wealth clients and financial intermediaries through its subsidiaries, Westwood Management Corp. and Westwood Advisors, LLC (together “Westwood Management”), Westwood Trust (“Westwood Trust”), and Westwood International Advisors Inc. (“Westwood International”). Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and consequently do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary in the opinion of management to present fairly our interim financial position and results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements are presented in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”).
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the periods in these condensed consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying condensed consolidated financial statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more useful information for making decisions. The amendment addresses various aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact that the application of ASU 2016-01 will have on our consolidated financial statements and disclosures and expect to adopt the new standard in the required time frame.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases at the commencement date, excluding short-term leases. The amendment is effective beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the impact that the application of ASU 2016-02 will have on our consolidated financial statements and disclosures and expect to adopt the standard within the required time frame.
In March 2016, the FASB issues ASU 2016-08, Revenue from Contracts with Customers (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. The amendment is effective beginning after December 14, 2017, including interim reporting periods within that reporting year. We do not expect the adoption of ASU 2016-08 to have a material impact on our consolidated financial statements and disclosures and expect to adopt the standard within the required time frame.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The purpose of the amendment is to simplify the accounting for share-based payment transactions, and includes changes to the accounting for the classification of awards as either equity or liabilities, classification of certain share-based payment items on the statement of cash flows, the accounting for forfeitures and certain income tax consequences. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of tax benefits on the statement of cash flows using either a prospective or retrospective transition method. We are currently evaluating the impact that the application of ASU 2016-09 will have on our consolidated financial statements and disclosures and expect to adopt the new standard within the required time frame.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance related to identifying performance obligations and the licensing guidance in ASU 2014-09. The amendment is effective beginning after December 14, 2017, including interim reporting periods within that reporting year. We do not expect the adoption of ASU2016-10 to have a material impact on our consolidated financial statements and disclosures and expect to adopt the standard within the required time frame.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 94,000 and 44,000 anti-dilutive restricted shares for the three months ended March 31, 2016 and 2015, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2016	2015
Net income	$3,522	$5,610
Weighted average shares outstanding - basic	7,862,449	7,596,223
Dilutive potential shares from unvested restricted shares	102,217	264,867
Dilutive potential shares from contingent consideration	82,418	—
Weighted average shares outstanding - diluted	8,047,084	7,861,090
Earnings per share:
Basic	$0.45	$0.74
Diluted	$0.44	$0.71

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. INVESTMENTS
Investment balances are presented in the table below (in thousands). All investments are carried at fair value and are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2016:
U.S. Government and Government agency obligations	$22,180	$32	$—	$22,212
Money market funds	10,873	—	—	10,873
Equity funds	11,938	134	(402)	11,670
Marketable securities	$44,991	$166	$(402)	$44,755
December 31, 2015:
U.S. Government and Government agency obligations	$50,972	$15	$(15)	$50,972
Money market funds	9,179	—	—	9,179
Equity funds	12,653	—	(484)	12,169
Marketable securities	$72,804	$15	$(499)	$72,320

As of March 31, 2016 and December 31, 2015, $10.6 million and $10.7 million in corporate funds, respectively, were invested in Westwood Funds®, Westwood Common Trust Funds and the UCITS Fund. See Note 8 “Variable Interest Entities.”
5. FAIR VALUE MEASUREMENTS
We determine estimated fair values for our financial instruments using available information. The fair value amounts discussed in our condensed consolidated financial statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, the UCITS fund and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to common trust funds, the net asset value of the shares held as reported by each fund. Market values of our money market holdings generally do not fluctuate. The fair value of contingent consideration related to the Woodway acquisition is categorized as a level 3 liability, as the measurement of the Earn-Out Amount is based primarily on significant inputs not observable in the market.
ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•	level 1 – quoted market prices in active markets for identical assets

•	level 2 – inputs other than quoted prices that are directly or indirectly observable

•	level 3 – significant unobservable inputs where there is little or no market activity

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of March 31, 2016:
Investments in trading securities	$41,684	$3,071	$—	$44,755
Contingent consideration	—	—	(9,309)	(9,309)
Total financial instruments	$41,684	$3,071	$(9,309)	$35,446
As of December 31, 2015:
Investments in trading securities	$69,260	$3,060	$—	$72,320
Contingent consideration	—	—	(9,023)	(9,023)
Total financial instruments	$69,260	$3,060	$(9,023)	$63,297
Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) calculated by us as administrator of the funds. The NAV is calculated using indirectly observed inputs, as the unit price is based on the market value of the underlying investments traded on an active market. We can make withdrawals from the common trust funds on a daily basis as needed for liquidity and there are no restrictions on redemption as of March 31, 2016.
Contingent consideration categorized as a level 3 liability is related to the acquisition of Woodway (see Note 6 “Acquisitions, Goodwill and Other Intangibles”). As of the acquisition date, the Company estimated that the Earn-Out Amount would be $9.1 million, based on then existing facts and circumstances.
For the period subsequent to the initial measurement of the contingent consideration, changes in the fair value of the contingent consideration are recorded in Other revenues, net on the condensed consolidated statements of comprehensive income. During the first quarter of 2016, the Company revised its estimate of the Earn-Out Amount to $9.3 million based on the actual revenues from the post-closing business of Woodway for the twelve month period ending March 31, 2016 and recorded a charge of $286,000 in Other revenues, net.
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (in thousands):

Contingent Consideration
Beginning balance, December 31, 2015	$9,023
Change in carrying value	286
Ending balance, March 31, 2016	$9,309

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
The Merger consideration of $39.7 million consisted of (i) closing date consideration of $25.3 million paid in cash and issuance of 109,712 shares of Westwood common stock, valued at $5.3 million (discounted from $6.7 million due to certain required holding periods), and (ii) contingent consideration of $9.1 million, based on estimates and assumptions on the closing date of the acquisition, to be paid no later than 75 calendar days after the last day of the Earn-Out Period. The estimated fair value of the Earn-Out Amount was determined by using overall revenue growth projections combined with existing customer base lost revenue projections, both discounted and probability-weighted. The fair value measurement of the Earn-Out Amount was based primarily on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820. See further discussion in Note 5 “Fair Value Measurements.”
The acquisition of Woodway was accounted for using the acquisition method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. As of March 31, 2016, consideration of $39.7 million has been allocated using Woodway’s historical balance sheet at March 31, 2015 based on valuations of acquired assets and assumed liabilities in connection with the acquisition.
The allocation of the purchase price is as follows (in thousands):

Cash and cash equivalents	$1,205
Accounts receivable	936
Other current assets	253
Goodwill(i)	15,889
Identifiable intangibles(ii)	21,334
Property and equipment	197
Accounts payable and accrued liabilities	(61)
Income tax payable	(20)
Purchase price	$39,733
_________________

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
At the time of the acquisition, the Company believed that its enhanced market position and future growth potential were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of March 31, 2016, $6.8 million of the goodwill arising from the acquisition is expected to be deductible for tax purposes.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We incurred transaction costs of $1.1 million related to the Woodway acquisition during 2015, of which $700,000 are included in “Professional services” on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2015.
Our consolidated results for the three months ended March 31, 2016 included Total revenues and Net income attributable to Woodway of $2.4 million and $611,000, respectively.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three months ended March 31, 2016 and 2015 assume that the Woodway acquisition had occurred on January 1, 2015, after giving effect to acquisition accounting adjustments relating to amortization of the valued intangible assets and to record additional compensation costs related to employment contracts entered into as a result of the acquisition. These unaudited pro forma results exclude one-time, non-recurring costs related to the acquisition, including transaction costs. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total revenues	$29,129	$32,301
Net income	$3,522	$6,484
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2015 and determined that no impairment loss was required. No impairments were recorded during the three months ended March 31, 2016 or 2015.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. There have been no impairments on intangible assets recorded during the three months ended March 31, 2016 or 2015.

7. BALANCE SHEET COMPONENTS
Property and Equipment
The following table reflects information about our property and equipment as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016	As of December 31, 2015
Leasehold improvements	$3,301	$1,728
Furniture and fixtures	2,239	1,804
Computer hardware and office equipment	2,134	2,116
Construction in progress	248	231
Accumulated depreciation	(3,895)	(3,687)
Net property and equipment	$4,027	$2,192

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of March 31, 2016	As of December 31, 2015
Foreign currency translation adjustment	$(3,385)	$(4,688)
Accumulated other comprehensive loss	$(3,385)	$(4,688)
Stock Repurchase Program
On July 20, 2012, our board of directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the board of directors.
Between January 1, 2016 and March 4, 2016, the Company repurchased 93,053 shares of our common stock at an average price of $47.41, including commissions, at an aggregate purchase price of $4.4 million under our share repurchase program.
8. VARIABLE INTEREST ENTITIES
Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood International and Westwood Management provide investment advisory services to Westwood Investment Funds PLC (the “UCITS Fund”), which was authorized on June 18, 2013 by the Central Bank of Ireland pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (“UCITS”), and which is an umbrella-type, open-ended self-managed investment company domiciled in Ireland. Westwood Management provides investment advisory services to the Westwood Funds®, a family of mutual funds, and two collective investment trusts (“CITs”). Some clients of Westwood Management hold their investments in one or more of ten limited liability companies (“LLCs”). The CTFs, UCITS, Westwood Funds®, CITs and LLCs (“Westwood VIEs”) are considered variable interest entities (“VIEs”) because our clients, who hold the equity at risk, do not have a direct or indirect ability through voting or similar rights to make decisions about the funds that would have a significant effect on their success. We receive fees for managing assets in these entities at market rates.
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
In May 2015, the Company provided seed investments of $5.4 million for two new Westwood mutual funds. In both December 2015 and January 2014, the Company provided seed investments of $2.0 million to two common trust funds. In October 2014, the Company provided a seed investment of €1.6 million, or $2.0 million at the then current exchange rate, to the UCITS Fund. These seed investments were provided for the sole purpose of showing economic substance needed to establish the funds or sub-funds. The corporate capital invested in these funds is included in “Investments, at fair value” on our condensed consolidated balance sheet at March 31, 2016.
Otherwise, we have not provided any financial support we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these VIEs. Our investments in the Westwood Funds®, the CTFs and the UCITS Fund are accounted for as investments in accordance with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs of $13.0 million and $14.3 million for the three months ended March 31, 2016 and 2015, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table displays assets under management, corporate capital invested and risk of loss in each vehicle (in millions):

	As of March 31, 2016
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs:
Westwood Funds®	$3,598	$6	$6
Common Trust Funds	2,939	3	3
Collective Investment Trusts	278	—	—
LLCs	128	—	—
UCITS Fund	722	2	2
VIE totals	7,665	11	11
All other assets:
Private Wealth	2,238
Institutional	11,232
Total AUM	$21,135
9. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended  (the “Plan”), reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 4,398,100 shares. At March 31, 2016, approximately 353,000 shares remain available for issuance under the Plan.
Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.7 million in U.S. Dollars using the exchange rate on March 31, 2016) may be funded to the Plan Trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At March 31, 2016, approximately $6.0 million CDN ($4.6 million in U.S. Dollars using the exchange rate on March 31, 2016) remains available for issuance under the Canadian Plan, or approximately 78,150 shares based on the closing share price of our stock of $58.65 as of March 31, 2016. During the first three months of 2016, the trust formed pursuant to the Canadian Plan purchased in the open market 10,474 Westwood common shares for approximately $614,000. As of March 31, 2016, the trust holds 43,648 shares of Westwood common stock. As of March 31, 2016, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.1 million, which we expect to recognize over a weighted-average period of 2.0 years.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the total stock based compensation expense recorded for stock based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Service condition stock based compensation expense	$2,550	$2,183
Performance condition stock based compensation expense	1,243	1,354
Stock based compensation expense under the Plan	3,793	3,537
Canada EB Plan stock based compensation expense	210	141
Total stock based compensation expense	$4,003	$3,678
Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.
As of March 31, 2016, there was approximately $34.1 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.8 years. Our two types of restricted stock grants under the Plan are discussed below.
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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the three months ended March 31, 2016:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	580,469	$56.76
Granted	243,448	47.41
Vested	(162,468)	50.66
Forfeited	(8,999)	58.98
Non-vested, March 31, 2016	652,450	$54.76

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees are provided agreements for grants of restricted shares that vest over multiple years provided that annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically has been based upon Westwood’s adjusted pre-tax income, as defined below. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. In most cases, the vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the final calculation of adjusted pre-tax income as derived from the Company’s audited consolidated financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In March 2016, the Compensation Committee established the 2016 goal for adjusted pre-tax income, which is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees, (ii) performance-based restricted stock awards, and (iii) mutual fund share incentive awards, and excludes start up, non-recurring and similar expense items, at the Compensation Committee’s discretion. Beginning in the first quarter of 2016, we concluded that it was probable that we would meet the performance goals required to vest the applicable performance based restricted shares this year and began recording expense related to those shares.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	101,313	$61.29
Granted	143,711	55.90
Vested	(101,313)	61.29
Forfeited	—	—
Non-vested, March 31, 2016	143,711	$55.90
The above amounts as of March 31, 2016 do not include 51,258 non-vested restricted shares that potentially vest over performance years subsequent to 2016 inasmuch as the Compensation Committee has not set annual performance goals for later years and therefore no grant date has been established.
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
These awards vest after approximately one year of service following the year in which the participant earns the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended March 31, 2016 and 2015, we recorded expense of $262,000 and $426,000, respectively, related to mutual fund share incentive awards. As of March 31, 2016 and December 31, 2015, we had an accrued liability of $761,000 and $2.0 million, respectively, related to mutual fund incentive awards.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. INCOME TAXES
Our effective income tax rate was 37.6% for the first quarter of 2016, compared with 33.0% for the first quarter of 2015. The increase is primarily related to a $251,000 tax charge for uncertain tax positions related to current and prior years (net of federal benefit).
As of March 31, 2016 and December 31, 2015, the Company's gross liability related to uncertain tax positions was $2.0 million and $1.6 million, respectively. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as any related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the three months ended March 31, 2016 is as follows (in thousands):

Balance at January 1, 2016	$1,629
Additions for tax positions related to the current year	69
Additions for tax positions related to prior years	316
Balance at March 31, 2016	$2,014
Within the next twelve months, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.9 million as a result of settlements with certain taxing authorities, which, if recognized, would decrease our provision for income taxes by $1.3 million.
11. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. For the three months ended March 31, 2016 and 2015, we recorded trust fees from these accounts of $112,000 and $74,000, respectively. There was $110,000 due from these accounts as of March 31, 2016 and no amounts due from these accounts as of December 31, 2015.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund. Certain members of our management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the UCITS Fund and, in certain cases, by the UCITS Fund. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates and are negotiated and contracted for at arm’s length. For the three months ended March 31, 2016 and 2015, the Company earned approximately $319,000 and $346,000, respectively, in fees from the UCITS Fund. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of March 31, 2016 and December 31, 2015, $442,000 and $96,000, respectively, of these fees were unpaid and included in “Accounts receivable” on our condensed consolidated balance sheets.

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
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We have received insurance proceeds of approximately $928,000 as of March 31, 2016 and recorded a receivable of $94,000 and $240,000 as of March 31, 2016 and December 31, 2015, respectively, which represents our current minimum estimate of expenses that we expect to recover under our insurance policy. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2016
Net fee revenues from external sources	$21,815	$7,465	$—	$—	$29,280
Net intersegment revenues	4,394	—	—	(4,394)	—
Net interest and dividend revenue	133	2	—	—	135
Other, net	(3)	(283)	—	—	(286)
Total revenues	$26,339	$7,184	$—	$(4,394)	$29,129
Economic Earnings	$9,076	$1,032	$(2,015)	$—	$8,093
Less: Restricted stock expense					4,003
Intangible amortization					490
Deferred taxes on goodwill					78
Net income					$3,522

Segment assets	$184,478	$66,794	$8,264	$(95,084)	$164,452
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

Three Months Ended March 31, 2015
Net fee revenues from external sources	$24,217	$5,150	$—	$—	$29,367
Net intersegment revenues	3,627	—	—	(3,627)	—
Net interest and dividend revenue	49	—	—	—	49
Other, net	191	1	—	—	192
Total revenues	$28,084	$5,151	$—	$(3,627)	$29,608
Economic Earnings	$10,717	$503	$(1,804)	$—	$9,416
Less: Restricted stock expense					3,678
Intangible amortization					90
Deferred taxes on goodwill					38
Net income					$5,610

Segment assets	$146,948	$15,327	$10,914	$(46,331)	$126,858
Segment goodwill	$5,219	$6,036	$—	$—	$11,255
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables provide a reconciliation of net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2016	2015
Net Income	$3,522	$5,610
Add: Stock based compensation expense	4,003	3,678
Add: Intangible amortization	490	90
Add: Tax benefit from goodwill amortization	78	38
Economic Earnings	$8,093	$9,416
14. SUBSEQUENT EVENTS
Dividend Declared
In April 2016, Westwood’s Board of Directors declared a quarterly cash dividend of $0.57 per common share, payable on July 1, 2016 to stockholders of record on June 10, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC and those risks set forth below:

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

Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, LLC (together, "Westwood Management"), Westwood International Advisors Inc. ("Westwood International") and Westwood Trust. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (“UCITS”), individual investors and clients of Westwood Trust. Westwood International provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, UCITS funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management.
Revenues
We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue from performance-based fees when we determine that the fees are probable. This determination is typically made at the end of the measurement periods. Since our advance-paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our condensed consolidated financial statements contain no deferred advisory fee revenues.
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. During the first quarter of 2016, Westwood Trust changed the billing terms for most of our trust clients from quarterly in advance, based on assets under management on the last day of the preceding quarter, to quarterly in arrears, based on a daily average of assets under management for the quarter. This billing change did not impact revenue recognized during the quarter, as we recognize trust fee revenues as services are rendered. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our condensed consolidated financial statements do not contain a significant amount of deferred revenue.
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
Westwood Mutual Funds
Westwood Mutual Funds expenses relate to our marketing, distribution and administration of the Westwood Funds®.

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

Assets Under Management
Assets under management ("AUM") decreased $500 million to $21.1 billion at March 31, 2016 compared with $21.6 billion at March 31, 2015. The average of beginning and ending assets under management for the first quarter of 2016 of $20.9 billion was flat with the first quarter of 2015. Excluding AUM provided by our acquisition of Woodway, average AUM for the first quarter of 2016 was $19.5 billion, a 7% decrease from the first quarter of 2015.
The following table displays assets under management as of March 31, 2016 and 2015:

			% Change
			March 31, 2016
	As of March 31,		vs.
	2016	2015	March 31, 2015
	(in millions)
Institutional	$12,232	$13,458	(9)%
Private Wealth(2)	5,305	3,943	35
Mutual Funds	3,598	4,239	(15)
Total Assets Under Management(1)(2)	$21,135	$21,640	(2)%
________________

(1)
AUM excludes approximately $325 million of assets under advisement ("AUA") as of March 31, 2016 related to our model portfolios, for which we currently provide consulting advice but for which we do not have direct discretionary investment authority. AUM excluded approximately $561 million of AUA as of March 31, 2015, which also included assets related to our market neutral income strategy, which transitioned from AUA to AUM during the fourth quarter of 2015.

(2)
Due to an immaterial error relating to the aggregation of Private Wealth AUM, AUM was overstated, and AUA was understated, for certain prior periods. Adjustments to correct the immaterial error have been made in this report. Specifically, previously-reported AUM as of March 31, 2015 was overstated by $81.8 million and has been adjusted in the above table accordingly. The correction to AUM as of March 31, 2015 represents a 2% adjustment to Private Wealth AUM and less than a 1% adjustment to Total AUM as previously reported as of such date.

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

•
Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Management provides advisory services in ten limited liability companies to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently held in custody for clients where we believe such assets may convert to fee-generating managed assets during an inter-generational transfer of wealth.

•
Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and private wealth accounts.

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended March 31,
	2016(1)	2015(1)(2)
Institutional
Beginning of period assets	$11,752	$12,471
Inflows	497	1,240
Outflows	(342)	(527)
Net flows	155	713
Market appreciation	325	274
Net change	480	987
End of period assets	12,232	13,458
Private Wealth
Beginning of period assets	5,393	3,974
Inflows	97	71
Outflows	(229)	(178)
Net flows	(132)	(107)
Market appreciation	44	76
Net change	(88)	(31)
End of period assets	5,305	3,943
Mutual Funds
Beginning of period assets	3,617	3,722
Inflows	299	667
Outflows	(370)	(213)
Net flows	(71)	454
Market appreciation	52	63
Net change	(19)	517
End of period assets	3,598	4,239
Total
Beginning of period assets	20,762	20,167
Inflows	893	1,978
Outflows	(941)	(918)
Net flows	(48)	1,060
Market appreciation	421	413
Net change	373	1,473
End of period assets	$21,135	$21,640
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

(2)
Due to an immaterial error relating to the aggregation of Private Wealth AUM, AUM was overstated, and AUA was understated, for certain prior periods. Adjustments to correct the immaterial error have been made in this report. Specifically, previously-reported AUM as of March 31, 2015 was overstated by $81.8 million and has been adjusted in the above table accordingly. The correction to AUM as of March 31, 2015 represents a 2% adjustment to Private Wealth AUM and less than a 1% adjustment to Total AUM as previously reported as of such date.

Three months ended March 31, 2016 and 2015
The $0.4 billion increase in assets under management for the three months ended March 31, 2016 was due to market appreciation of $421 million and $893 million of inflows, partially offset by outflows of $941 million. Inflows were primarily driven by investments into our Income Opportunity, SmallCap Value, Emerging Markets, LargeCap Value, SMid Cap and Emerging Markets Plus strategies and our Income Opportunity, LargeCap Value, SmidCap and Emerging Markets mutual funds. Outflows were primarily related to withdrawals and rebalancing in our LargeCap Value, Market Neutral Income, Emerging Markets, Emerging Markets Plus and SMid Cap strategies and our Income Opportunity mutual fund.
The $1.5 billion increase in assets under management for the three months ended March 31, 2015 was due to asset inflows of $2.0 billion and market appreciation of $413 million, partially offset by asset outflows of $918 million. Inflows were primarily driven by investments into institutional accounts in our Emerging Markets Plus and Emerging Markets SMid strategies, as well as inflows into our Income Opportunity and Emerging Markets mutual funds.  Outflows were primarily related to withdrawals and rebalancing in our LargeCap Value strategy.
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

			% Change
			Three Months Ended
	Three Months Ended		March 31, 2016
	March 31,		vs.
	2016	2015	March 31, 2015
Revenues
Advisory fees - asset based	$21,815	$23,929	(9)%
Advisory fees - performance based	—	288	(100)
Trust fees	7,465	5,150	45
Other revenues	(151)	241	NM
Total revenues	29,129	29,608	(2)
Expenses
Employee compensation and benefits	16,494	15,309	8
Sales and marketing	328	395	(17)
Westwood mutual funds	696	827	(16)
Information technology	1,964	1,037	89
Professional services	1,646	2,072	(21)
General and administrative	2,355	1,590	48
Total expenses	23,483	21,230	11
Income before income taxes	5,646	8,378	(33)
Provision for income taxes	2,124	2,768	(23)
Net income	$3,522	$5,610	(37)%
_________________________
NM    Not meaningful

Three months ended March 31, 2016 compared to three months ended March 31, 2015
Total Revenues. Our total revenues decreased $0.5 million, or 2%, to $29.1 million for the three months ended March 31, 2016 compared with $29.6 million for the three months ended March 31, 2015. Asset-based advisory fees decreased $2.1 million, or 9%, due to lower average assets under management related to asset depreciation, partially offset by asset inflows with higher average advisory fee rates. Trust fees increased $2.3 million, or 45%, primarily as a result of the Woodway acquisition.
Employee Compensation and Benefits. Employee compensation and benefits costs increased $1.2 million, or 8%, to $16.5 million for the three months ended March 31, 2016 compared with $15.3 million for the three months ended March 31, 2015. The increase was primarily due to $1.0 million compensation and benefits expense related to Woodway employees and an increase in compensation expenses attributable to increased average headcount and merit increases.
Information Technology. Information technology expenses increased 89% to $2.0 million for the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015, due to costs associated with implementing new information technology platforms and the Woodway acquisition.
Professional Services. Professional services expenses decreased 21% to $1.6 million for the three months ended March 31, 2016 compared to $2.1 million for the three months ended March 31, 2015, primarily due to transaction costs related to the Woodway acquisition incurred during the first quarter of 2015.
General and Administrative. General and administrative expenses increased 48% to $2.4 million for the three months ended March 31, 2016 compared to $1.6 million for the three months ended March 31, 2015, primarily due to amortization of intangibles related to the Woodway acquisition and ongoing general and administrative expenses for Woodway.
Provision for Income Taxes. The effective tax rate increased to 37.6% for the three months ended March 31, 2016 compared to 33.0% for the three months ended March 31, 2015. The increase is primarily related to an adjustment to uncertain tax positions related to current and prior years (net of federal benefit).

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

The following tables provide a reconciliation of net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended March 31,		% Change
	2016	2015
Net Income	$3,522	$5,610	(37)%
Add: Stock based compensation expense	4,003	3,678	9
Add: Intangible amortization	490	90	444
Add: Tax benefit from goodwill amortization	78	38	105
Economic Earnings	$8,093	$9,416	(14)%
Diluted weighted average shares outstanding	8,047,084	7,861,090
Economic Earnings per share	$1.01	$1.20

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of March 31, 2016 and December 31, 2015, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the three months ended March 31, 2016, cash flow provided by operating activities, principally our investment advisory business, was $17.2 million. Cash flow used in investing activities of $0.4 million during the three months ended March 31, 2016 was related to purchases of fixed assets. Cash flow used in financing activities of $14.3 million for the three months ended March 31, 2016 was due to the payment of dividends, repurchases of our common stock under our share repurchase plan, purchases of restricted stock returned for payment of taxes and purchases of treasury shares for our Canadian share award plan.
We had cash and investments of $71.2 million as of March 31, 2016 and $95.1 million as of December 31, 2015. Cash and cash equivalents as of March 31, 2016 and December 31, 2015 includes $18.8 million and $12.9 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested in Canada.  At March 31, 2016 and December 31, 2015, working capital aggregated $66.5 million and $72.7 million, respectively. The decrease in working capital is primarily due to $4.4 million repurchases of our common stock under our share repurchase plan during the current quarter.
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying condensed consolidated balance sheets. At March 31, 2016, Westwood Trust had approximately $6.2 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months and the payment of the contingent consideration related to the Woodway acquisition. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations
As of March 31, 2016, there have been no material changes outside the ordinary course of business to our contractual obligations since December 31, 2015. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Critical and Significant Accounting Policies and Estimates
There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2015. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Changes in Internal Controls over Financial Reporting
For the quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See discussion of legal proceedings and procedures in Note 12 “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS
We face a number of significant risks and uncertainties in our business, which are detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us, including making an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1 through March 31, 2016
Repurchase program (1)	93,053	$47.41	93,053		$5,588,538
Canadian Share Plan (2)	10,474	$58.62	—	CDN	$5,960,344
Employee transactions (3)	77,778	$47.52	—		—

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

(3)
Consists of shares of common stock tendered by an employee at the market close price on the date of vesting in order to satisfy the employee’s minimum tax withholding obligations from vested restricted shares. We anticipate having additional shares tendered in subsequent periods for the same purpose.

ITEM 6.	EXHIBITS

10.1
Fourth Amendment to the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, dated as of March 10, 2016 (incorporated by reference from the Form 8-K filed with the SEC on March 10, 2016)

10.2	Form of Performance Share Agreement (incorporated by reference from the Form 8-K filed with the SEC on March 10, 2016)

10.3	One-Time Performance Share Agreement, dated as of March 10, 2016, between the Company and Brian O. Casey (incorporated by reference from the Form 8-K filed with the SEC on March 10, 2016)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 27, 2016	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

		By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer