Form 10-Q
period 2016-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2016-07-27
CIK 1165002

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
For the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 15, 2016: 8,847,754.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$29,124	$22,740
Accounts receivable	21,376	19,618
Investments, at fair value	44,800	72,320
Other current assets	2,159	2,926
Total current assets	97,459	117,604
Goodwill	27,144	27,144
Deferred income taxes	11,143	11,042
Intangible assets, net	22,374	23,354
Property and equipment, net of accumulated depreciation of $4,133 and $3,687	3,908	2,192
Total assets	$162,028	$181,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,545	$3,549
Dividends payable	5,924	5,749
Compensation and benefits payable	8,754	20,264
Contingent consideration	—	9,023
Income taxes payable	3,109	6,268
Total current liabilities	21,332	44,853
Accrued dividends	1,236	1,699
Deferred rent	1,844	817
Total liabilities	24,412	47,369
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,823,881 and outstanding 8,847,754 shares at June 30, 2016; issued 9,425,309 and outstanding 8,630,687 shares at December 31, 2015	98	94
Additional paid-in capital	155,525	143,797
Treasury stock, at cost - 976,127 shares at June 30, 2016; 794,622 shares at December 31, 2015	(43,641)	(34,910)
Accumulated other comprehensive loss	(3,228)	(4,688)
Retained earnings	28,862	29,674
Total stockholders' equity	137,616	133,967
Total liabilities and stockholders' equity	$162,028	$181,336

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Advisory fees:
Asset-based	$22,666	$27,458	$44,481	$51,387
Performance-based	409	1,918	409	2,206
Trust fees	7,643	7,921	15,108	13,071
Other, net	305	14	154	255
Total revenues	31,023	37,311	60,152	66,919
EXPENSES:
Employee compensation and benefits	15,108	16,512	31,602	31,821
Sales and marketing	687	496	1,015	891
Westwood mutual funds	831	901	1,527	1,728
Information technology	2,201	1,422	4,165	2,459
Professional services	1,158	1,031	2,804	3,103
General and administrative	2,526	2,197	4,881	3,787
Total expenses	22,511	22,559	45,994	43,789
Income before income taxes	8,512	14,752	14,158	23,130
Provision for income taxes	2,851	4,957	4,975	7,725
Net income	$5,661	$9,795	$9,183	$15,405
Other comprehensive income (loss):
Foreign currency translation adjustments	157	233	1,460	(1,155)
Total comprehensive income	$5,818	$10,028	$10,643	$14,250
Earnings per share:
Basic	$0.71	$1.25	$1.16	$2.00
Diluted	$0.69	$1.23	$1.13	$1.93
Weighted average shares outstanding:
Basic	8,000,214	7,806,031	7,931,331	7,701,707
Diluted	8,172,923	7,961,406	8,132,941	7,976,790
Cash dividends declared per share	$0.57	$0.50	$1.14	$1.00

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2016
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2016	8,630,687	$94	$143,797	$(34,910)	$(4,688)	$29,674	$133,967
Net income	—	—	—	—	—	9,183	9,183
Other comprehensive income	—	—	—	—	1,460	—	1,460
Issuance of common stock for acquisition	80,253	1	3,733	—	—	—	3,734
Issuance of restricted stock, net of forfeitures	318,319	3	(3)	—	—	—	—
Dividends declared	—	—	—	—	—	(9,995)	(9,995)
Stock based compensation expense	—	—	8,083	—	—	—	8,083
Reclassification of compensation liability to be paid in shares	—	—	167	—	—	—	167
Tax deficiencies related to stock based compensation	—	—	(252)	—	—	—	(252)
Purchases of treasury stock	(93,253)	—	—	(4,421)	—	—	(4,421)
Issuance of treasury stock under employee stock plans	(10,474)	—	—	(614)	—	—	(614)
Restricted stock returned for payment of taxes	(77,778)	—	—	(3,696)	—	—	(3,696)
BALANCE, June 30, 2016	8,847,754	$98	$155,525	$(43,641)	$(3,228)	$28,862	$137,616

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,183	$15,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	494	325
Amortization of intangible assets	980	552
Unrealized gains on trading investments	(425)	(81)
Stock based compensation expense	8,083	7,695
Deferred income taxes	(72)	(612)
Excess tax benefits from stock based compensation	(165)	(1,396)
Net sales of investments - trading securities	27,945	33,506
Other	276	—
Change in operating assets and liabilities:
Accounts receivable	(1,188)	(6,773)
Other current assets	981	288
Accounts payable and accrued liabilities	(375)	810
Compensation and benefits payable	(11,384)	(6,522)
Income taxes payable	(3,889)	1,673
Other liabilities	166	(18)
Net cash provided by operating activities	30,610	44,852
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(994)	(564)
Acquisition of Woodway, net of cash acquired	—	(24,133)
Net cash used in investing activities	(994)	(24,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(4,421)	—
Issuance of treasury stock under employee stock plans	(614)	(1,327)
Restricted stock returned for payment of taxes	(3,696)	(5,576)
Excess tax benefits from stock based compensation	165	1,396
Payment of contingent consideration in acquisition	(5,562)	—
Cash dividends	(10,282)	(8,743)
Net cash used in financing activities	(24,410)	(14,250)
Effect of currency rate changes on cash	1,178	(1,269)
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,384	4,636
Cash and cash equivalents, beginning of period	22,740	18,131
Cash and cash equivalents, end of period	$29,124	$22,767
Supplemental cash flow information:
Cash paid during the period for income taxes	$8,783	$6,675
Common stock issued for acquisition	$3,734	$5,669
Non-cash accrued contingent consideration	$—	$9,257
Accrued dividends	$7,160	$6,071
Accrued purchase of property and equipment	$332	$—
Tenant allowance included in Property and equipment	$1,128	$—

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
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. The amendment is effective beginning after December 14, 2017, including interim reporting periods within that reporting year. We do not expect the adoption of ASU 2016-08 to have a material impact on our consolidated financial statements and disclosures and expect to adopt the standard within the required time frame.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The purpose of the amendment is to simplify the accounting for share-based payment transactions, and includes changes to the accounting for the classification of awards as either equity or liabilities, classification of certain share-based payment items on the statement of cash flows, the accounting for forfeitures and certain income tax consequences. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of tax benefits on the statement of cash flows using either a prospective or retrospective transition method. We are currently evaluating the impact that the application of ASU 2016-09 will have on our consolidated financial statements and disclosures and expect to adopt the new standard within the required time frame.
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
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 103,000 and 607 anti-dilutive restricted shares for the three months ended June 30, 2016 and 2015, respectively, and 83,000 and 890 anti-dilutive restricted shares for the six months ended June 30, 2016 and 2015, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$5,661	$9,795	$9,183	$15,405
Weighted average shares outstanding - basic	8,000,214	7,806,031	7,931,331	7,701,707
Dilutive potential shares from unvested restricted shares	172,709	155,375	201,610	275,083
Weighted average shares outstanding - diluted	8,172,923	7,961,406	8,132,941	7,976,790
Earnings per share:
Basic	$0.71	$1.25	$1.16	$2.00
Diluted	$0.69	$1.23	$1.13	$1.93

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. INVESTMENTS
Investment balances are presented in the table below (in thousands). All investments are carried at fair value and are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2016:
U.S. Government and Government agency obligations	$20,176	$23	$—	$20,199
Money market funds	12,711	—	—	12,711
Equity funds	11,972	220	(302)	11,890
Marketable securities	$44,859	$243	$(302)	$44,800
December 31, 2015:
U.S. Government and Government agency obligations	$50,972	$15	$(15)	$50,972
Money market funds	9,179	—	—	9,179
Equity funds	12,653	—	(484)	12,169
Marketable securities	$72,804	$15	$(499)	$72,320

As of June 30, 2016 and December 31, 2015, $10.8 million and $10.7 million in corporate funds, respectively, were invested in Westwood Funds®, Westwood Common Trust Funds and the UCITS Fund. See Note 8 “Variable Interest Entities.”
5. FAIR VALUE MEASUREMENTS
We determine estimated fair values for our financial instruments using available information. The fair value amounts discussed in our condensed consolidated financial statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, the UCITS fund and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to common trust funds, the net asset value of the shares held as reported by each fund. Market values of our money market holdings generally do not fluctuate. The fair value of contingent consideration related to the Woodway acquisition (See Note 6 "Acquisitions, Goodwill and Other Intangibles") was categorized as a level 3 liability, as the measurement of the Earn-Out Amount was based primarily on significant inputs not observable in the market.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of June 30, 2016:
Investments in trading securities	$41,662	$3,138	$—	$44,800
Total financial instruments	$41,662	$3,138	$—	$44,800
As of December 31, 2015:
Investments in trading securities	$69,260	$3,060	$—	$72,320
Contingent consideration	—	—	(9,023)	(9,023)
Total financial instruments	$69,260	$3,060	$(9,023)	$63,297
Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) calculated by us as administrator of the funds. The NAV is calculated using indirectly observed inputs, as the unit price is based on the market value of the underlying investments traded on an active market. We can make withdrawals from the common trust funds on a daily basis as needed for liquidity and there are no restrictions on redemption as of June 30, 2016.
Contingent consideration categorized as a level 3 liability is related to the acquisition of Woodway. As of the acquisition date, the Company estimated that the Earn-Out Amount would be $9.1 million, based on then existing facts and circumstances.
For the period subsequent to the initial measurement of the contingent consideration, changes in the fair value of the contingent consideration are recorded in Other revenues, net on the condensed consolidated statements of comprehensive income. During the first quarter of 2016, the Company revised its estimate of the Earn-Out Amount to $9.3 million based on the actual revenues from the post-closing business of Woodway for the twelve month period ending March 31, 2016 and recorded a charge of $286,000 in "Other, net" on the condensed consolidated statements of comprehensive income. During the second quarter of 2016, the Company finalized the Earn-Out Amount and recorded income of $13,000 in "Other, net" on the condensed consolidated statements of comprehensive income.
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (in thousands):

Contingent Consideration
Beginning balance, December 31, 2015	$9,023
Change in carrying value	273
Payment of contingent consideration	(9,296)
Ending balance, June 30, 2016	$—

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Acquisition of Woodway Financial Advisors
Westwood completed the acquisition of Woodway Financial Advisors, a Trust Company, on April 1, 2015 (the "Merger"). The total Merger consideration consisted of (i) $30.6 million in cash and stock, as described below, and (ii) contingent consideration equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for certain clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”). The final Earn-Out Amount of $9.3 million (discounted from $10.1 million due to certain required holding periods on the Westwood shares) was paid 54.84% in cash and 45.16% in shares of Westwood’s common stock, valued using the average closing price during the last 30 calendar days of the Earn-Out Period. In relation to the Merger, Westwood entered into employment agreements with certain Woodway employees, which, among other things, provided for specified compensation and benefits for the related employees.
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
The acquisition of Woodway was accounted for using the acquisition method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. As of June 30, 2016, consideration of $39.7 million has been allocated using Woodway’s historical balance sheet at March 31, 2015 based on valuations of acquired assets and assumed liabilities in connection with the acquisition.
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
At the time of the acquisition, the Company believed that its enhanced market position and future growth potential were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of June 30, 2016, $15.9 million of the goodwill arising from the acquisition is expected to be deductible for tax purposes.

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
Our consolidated results for the three months ended June 30, 2016 included "Total revenues" and "Net income" attributable to Woodway of $2.2 million and $425,000, respectively. Our consolidated results for the six months ended June 30, 2016 included Total revenues and Net income attributable to Woodway of $4.6 million and $1.0 million, respectively.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three and six months ended June 30, 2016 and 2015 assume that the Woodway acquisition had occurred on January 1, 2015, after giving effect to acquisition accounting adjustments relating to amortization of the valued intangible assets and to record additional compensation costs related to employment contracts entered into as a result of the acquisition. These unaudited pro forma results exclude one-time, non-recurring costs related to the acquisition, including transaction costs. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total revenues	$31,023	$37,311	$60,152	$69,612
Net income	$5,661	$9,832	$9,183	$16,315
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2015 and determined that no impairment loss was required. No impairments were recorded during the three or six months ended June 30, 2016 or 2015.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. There have been no impairments on intangible assets recorded during the three or six months ended June 30, 2016 or 2015.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. BALANCE SHEET COMPONENTS
Property and Equipment
The following table reflects information about our property and equipment as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016	As of December 31, 2015
Leasehold improvements	$3,430	$1,728
Furniture and fixtures	2,166	1,804
Computer hardware and office equipment	2,233	2,116
Construction in progress	212	231
Accumulated depreciation	(4,133)	(3,687)
Net property and equipment	$3,908	$2,192
Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of June 30, 2016	As of December 31, 2015
Foreign currency translation adjustment	$(3,228)	$(4,688)
Accumulated other comprehensive loss	$(3,228)	$(4,688)
Share Repurchase Program
On July 20, 2012, our Board of Directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. As of June 30, 2016, approximately $5.6 million remained available under the share repurchase program.
Between January 1, 2016 and June 30, 2016, under our share repurchase program the Company repurchased 93,253 shares of our common stock at an average price of $47.41, including commissions, at an aggregate purchase price of $4.4 million.
8. VARIABLE INTEREST ENTITIES
Westwood Trust sponsors common trust funds (“CTFs”) for its clients. These funds allow clients to commingle assets to achieve economies of scale. Westwood International and Westwood Management provide investment advisory services to Westwood Investment Funds PLC (the “UCITS Fund”), which was authorized on June 18, 2013 by the Central Bank of Ireland pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (“UCITS”), and which is an umbrella-type, open-ended self-managed investment company domiciled in Ireland. Westwood Management provides investment advisory services to the Westwood Funds®, a family of mutual funds, and one collective investment trust (“CITs”). Some clients of Westwood Management hold their investments in one or more of ten limited liability companies (“LLCs”). The CTFs, UCITS, Westwood Funds®, CITs and LLCs (“Westwood VIEs”) are considered variable interest entities (“VIEs”) because our clients, who hold the equity at risk, do not have a direct or indirect ability through voting or similar rights to make decisions about the funds that would have a significant effect on their success. We receive fees at market rates for managing assets in these entities.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In May 2015, the Company provided seed investments of $5.4 million for two new Westwood mutual funds. In both December 2015 and January 2014, the Company provided seed investments of $2.0 million to two common trust funds. In October 2014, the Company provided a seed investment of €1.6 million, or $2.0 million at the then current exchange rate, to the UCITS Fund. These seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds or sub-funds. The corporate capital invested in these funds is included in “Investments, at fair value” on our condensed consolidated balance sheet at June 30, 2016.
We have not otherwise provided any financial support we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these VIEs. Our investments in the Westwood Funds®, the CTFs and the UCITS Fund are accounted for as investments in accordance with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs of $13.0 million and $15.1 million for the three months ended June 30, 2016 and 2015, respectively. We recognized fee revenue from the Westwood VIEs of $26.1 million and $29.3 million for the six months ended June 30, 2016 and 2015, respectively.
The following table displays assets under management, corporate capital invested and risk of loss in each vehicle (in millions):

	As of June 30, 2016
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs:
Westwood Funds®	$3,690	$6	$6
Common Trust Funds	2,569	3	3
Collective Investment Trusts	47	—	—
LLCs	122	—	—
UCITS Fund	755	2	2
VIE totals	7,183	11	11
All other assets:
Private Wealth	2,670
Institutional	11,119
Total Assets Under Management	$20,972
9. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended  (the “Plan”), reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 4,398,100 shares. At June 30, 2016, approximately 345,000 shares remain available for issuance under the Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the total stock based compensation expense recorded for stock based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service condition stock based compensation expense	$2,750	$2,220	$5,300	$4,403
Performance condition stock based compensation expense	1,228	1,600	2,471	2,954
Stock based compensation expense under the Plan	3,978	3,820	7,771	7,357
Canada EB Plan stock based compensation expense	102	197	312	338
Total stock based compensation expense	$4,080	$4,017	$8,083	$7,695

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.
As of June 30, 2016, there was approximately $30.8 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.7 years. Our two types of restricted stock grants under the Plan are discussed below.
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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the six months ended June 30, 2016:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	580,469	$56.76
Granted	259,293	47.97
Vested	(173,342)	51.42
Forfeited	(17,004)	56.87
Non-vested, June 30, 2016	649,416	$54.67

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees are provided agreements for grants of restricted shares that vest over multiple years provided that the annual performance goals established by the Compensation Committee of Westwood’s board of directors are met. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically has been based upon Westwood’s adjusted pre-tax income, as defined below. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. In most cases, the vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the final calculation of adjusted pre-tax income as derived from the Company’s audited consolidated financial statements. Certain performance grants include a scaled vesting based on actual adjusted pre-tax income. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In March 2016, the Compensation Committee established the 2016 goal for adjusted pre-tax income, which is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees, (ii) performance-based restricted stock awards, and (iii) mutual fund share incentive awards, and excludes start up, non-recurring and similar expense items, at the Compensation Committee’s discretion. Beginning in the first quarter of 2016, we concluded that it was probable that we would meet the performance goals required to vest the applicable performance based restricted shares this year and began recording expense related to those shares.

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	101,313	$61.29
Granted	143,711	55.90
Vested	(101,313)	61.29
Forfeited	—	—
Non-vested, June 30, 2016	143,711	$55.90
The above amounts as of June 30, 2016 do not include 51,258 non-vested restricted shares that potentially vest over performance years subsequent to 2016 inasmuch as the Compensation Committee has not set annual performance goals for later years and therefore no grant date has been established.
Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.7 million in U.S. Dollars using the exchange rate on June 30, 2016) may be funded to the Plan Trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At June 30, 2016, approximately $6.0 million CDN ($4.6 million in U.S. Dollars using the exchange rate on June 30, 2016) remains available for issuance under the Canadian Plan, or approximately 89,025 shares based on the closing share price of our stock of $51.80 as of June 30, 2016. During the first six months of 2016, the trust formed pursuant to the Canadian Plan purchased in the open market 10,474 Westwood common shares for approximately $614,000. As of June 30, 2016, the trust holds 43,648 shares of Westwood common stock. As of June 30, 2016, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.0 million, which we expect to recognize over a weighted-average period of 1.8 years.

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
These awards vest after approximately one year of service following the year in which the participant earns the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended June 30, 2016 and 2015, we recorded expense of $357,000 and $317,000, respectively. For the six months ended June 30, 2016 and 2015, we recorded expense of $619,000 and $730,000, respectively, related to mutual fund share incentive awards. As of June 30, 2016 and December 31, 2015, we had an accrued liability of $1.1 million and $2.0 million, respectively, related to mutual fund incentive awards.
10. INCOME TAXES
Our effective income tax rate was 33.5% for the second quarter of 2016, compared with 33.6% for the second quarter of 2015. Our effective income tax rate was 35.1% for the first six months of 2016, compared with 33.4% for the first six months of 2015. The increase is primarily related to a $322,000 tax charge for uncertain tax positions related to current and prior years (net of federal benefit) recorded in the first six months of 2016.
As of June 30, 2016 and December 31, 2015, the Company's gross liability related to uncertain tax positions was $2.1 million and $1.6 million, respectively. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as any related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the six months ended June 30, 2016 is as follows (in thousands):

Balance at January 1, 2016	$1,629
Additions for tax positions related to the current year	179
Additions for tax positions related to prior years	316
Balance at June 30, 2016	$2,124
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. For the three months ended June 30, 2016 and 2015, we recorded trust fees from these accounts of $101,000 and $106,000, respectively. For the six months ended June 30, 2016 and 2015, we recorded trust fees from these accounts of $197,000 and $210,000, respectively. There was $99,000 due from these accounts as of June 30, 2016 and no amounts due from these accounts as of December 31, 2015.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund. Certain members of our management and board of directors serve on the board of directors of the UCITS Fund, which began operations in August 2013. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the UCITS Fund and, in certain cases, by the UCITS Fund. The fees are based on negotiated fee schedules applied to assets under management. These fees are commensurate with market rates and are negotiated and contracted for at arm’s length. For the three months ended June 30, 2016 and 2015, the Company earned approximately $332,000 and $349,000, respectively, in fees from the UCITS Fund. For the six months ended June 30, 2016 and 2015, the Company earned approximately $651,000 and $696,000, respectively, in fees from the UCITS Fund. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of June 30, 2016 and December 31, 2015, $242,000 and $96,000, respectively, of these fees were unpaid and included in “Accounts receivable” on our condensed consolidated balance sheets.
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
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We have received insurance proceeds of approximately $928,000 as of June 30, 2016 and recorded a receivable of $212,000 and $240,000 as of June 30, 2016 and December 31, 2015, respectively, which represents our current minimum estimate of expenses that we expect to recover under our insurance policy. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2016
Net fee revenues from external sources	$23,075	$7,643	$—	$—	$30,718
Net intersegment revenues	4,786	41	—	(4,827)	—
Net interest and dividend revenue	98	2	—	—	100
Other, net	187	18	—	—	205
Total revenues	$28,146	$7,704	$—	$(4,827)	$31,023
Economic Earnings	$11,144	$1,442	$(2,199)	$—	$10,387
Less: Restricted stock expense					4,080
Intangible amortization					490
Deferred taxes on goodwill					156
Net income					$5,661

Segment assets	$152,227	$68,747	$36,137	$(95,083)	$162,028
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

Three Months Ended June 30, 2015
Net fee revenues from external sources	$29,376	$7,921	$—	$—	$37,297
Net intersegment revenues	6,111	—	—	(6,111)	—
Net interest and dividend revenue	59	—	—	—	59
Other, net	(45)	—	—	—	(45)
Total revenues	$35,501	$7,921	$—	$(6,111)	$37,311
Economic Earnings	$15,149	$1,309	$(2,106)	$—	$14,352
Less: Restricted stock expense					4,017
Intangible amortization					462
Deferred taxes on goodwill					78
Net income					$9,795

Segment assets	$157,681	$58,166	$11,239	$(70,977)	$156,109
Segment goodwill	$5,219	$17,691	$—	$—	$22,910

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2016
Net fee revenues from external sources	$44,891	$15,107	$—	$—	$59,998
Net intersegment revenues	9,179	41	—	(9,220)	—
Net interest and dividend revenue	232	4	—	—	236
Other, net	183	(265)	—	—	(82)
Total revenues	$54,485	$14,887	$—	$(9,220)	$60,152
Economic Earnings	$20,220	$2,474	$(4,214)	$—	$18,480
Less: Restricted stock expense					8,083
Intangible amortization					980
Deferred taxes on goodwill					234
Net income					$9,183

Six Months Ended June 30, 2015
Net fee revenues from external sources	$53,593	$13,071	$—	$—	$66,664
Net intersegment revenues	9,738	—	—	(9,738)	—
Net interest and dividend revenue	108	1	—	—	109
Other, net	146	—	—	—	146
Total revenues	$63,585	$13,072	$—	$(9,738)	$66,919
Economic Earnings	$25,866	$1,813	$(3,911)	$—	$23,768
Less: Restricted stock expense					7,695
Intangible amortization					552
Deferred taxes on goodwill					116
Net income					$15,405
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables provide a reconciliation of net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended June 30,
	2016	2015
Net Income	$5,661	$9,795
Add: Stock based compensation expense	4,080	4,017
Add: Intangible amortization	490	462
Add: Tax benefit from goodwill amortization	156	78
Economic Earnings	$10,387	$14,352

	Six Months Ended June 30,
	2016	2015
Net Income	$9,183	$15,405
Add: Stock based compensation expense	8,083	7,695
Add: Intangible amortization	980	552
Add: Tax benefit from goodwill amortization	234	116
Economic Earnings	$18,480	$23,768

14. SUBSEQUENT EVENTS
Dividend Declared
In July 2016, Westwood’s Board of Directors declared a quarterly cash dividend of $0.57 per common share, payable on October 3, 2016 to stockholders of record on September 9, 2016.
Share Repurchase Program
On July 20, 2012, our Board of Directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. In July 2016, Westwood's Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC, and those risks set forth below:

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

Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, LLC (together, "Westwood Management"), Westwood International Advisors Inc. ("Westwood International") and Westwood Trust. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (“UCITS”), individual investors and clients of Westwood Trust. Westwood International provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management.
Revenues
We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue from performance-based fees when we determine that the fees are probable. This determination is typically made at the end of the measurement periods. Since billing periods for our advance-paying clients coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our condensed consolidated financial statements contain no deferred advisory fee revenues.
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

Assets Under Management
Assets under management ("AUM") decreased $2 billion to $21.0 billion at June 30, 2016 compared with $23.1 billion at June 30, 2015. The average of beginning and ending assets under management for the second quarter of 2016 was $21.1 billion compared to $22.4 billion for the second quarter of 2015.
The following table displays assets under management as of June 30, 2016 and 2015:

			% Change
			June 30, 2016
	As of June 30,		vs.
	2016	2015	June 30, 2015
	(in millions)
Institutional	$11,921	$13,203	(10)%
Private Wealth	5,361	5,638	(5)
Mutual Funds	3,690	4,283	(14)
Total Assets Under Management(1)	$20,972	$23,124	(9)%
________________

(1)
AUM excludes approximately $322 million of assets under advisement ("AUA") as of June 30, 2016 related to our model portfolios, for which we currently provide consulting advice but for which we do not have direct discretionary investment authority. AUM excluded approximately $687 million of AUA as of June 30, 2015, which also included assets related to our market neutral income strategy that transitioned from AUA to AUM during the fourth quarter of 2015.

•
Institutional includes separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals; subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; pooled investment vehicles, including the UCITS Fund and collective investment trusts; and managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.

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

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015(1)	2016	2015(1)
Institutional
Beginning of period assets	$12,232	$13,458	$11,752	$12,471
Inflows	216	130	713	1,370
Outflows	(954)	(449)	(1,296)	(976)
Net flows	(738)	(319)	(583)	394
Market appreciation	427	64	752	338
Net change	(311)	(255)	169	732
End of period assets	11,921	13,203	11,921	13,203
Private Wealth
Beginning of period assets	5,305	4,025	5,393	3,974
Inflows	73	213	170	284
Outflows	(152)	(170)	(381)	(348)
Net flows	(79)	43	(211)	(64)
Acquisition related	—	1,583	—	1,583
Market appreciation	135	(13)	179	145
Net change	56	1,613	(32)	1,664
End of period assets	5,361	5,638	5,361	5,638
Mutual Funds
Beginning of period assets	3,598	4,239	3,617	3,722
Inflows	161	330	460	998
Outflows	(204)	(272)	(574)	(485)
Net flows	(43)	58	(114)	513
Market appreciation	135	(14)	187	48
Net change	92	44	73	561
End of period assets	3,690	4,283	3,690	4,283
Total
Beginning of period assets	21,135	21,722	20,762	20,167
Inflows	450	673	1,343	2,652
Outflows	(1,310)	(891)	(2,251)	(1,809)
Net flows	(860)	(218)	(908)	843
Acquisition related	—	1,583	—	1,583
Market appreciation	697	37	1,118	531
Net change	(163)	1,402	210	2,957
End of period assets	$20,972	$23,124	$20,972	$23,124
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

Three months ended June 30, 2016 and 2015
The $163 million decrease in assets under management for the three months ended June 30, 2016 was due to net outflows of $860 million, partially offset by market appreciation of $697 million. Net outflows were primarily related to our SMidCap, SMidCap Plus, LargeCap Value and AllCap Value strategies.
The $1.4 billion increase in assets under management for the three months ended June 30, 2015 was primarily due to the Woodway acquisition, which contributed $1.6 billion in assets under management at June 30, 2015.
Six months ended June 30, 2016 and 2015
The $210 million increase in assets under management for the six months ended June 30, 2016 was due to market appreciation of $1.1 billion, offset by net outflows of $908 million. Net outflows were primarily related to our SMidCap, SMidCap Plus, LargeCap Value, AllCap Value and Income Opportunity strategies.
The $3.0 billion increase in assets under management for the six months ended June 30, 2015 was due to net asset inflows of $843 million, $1.6 billion of assets related to the Woodway acquisition and market appreciation of $0.5 billion. Net flows were primarily driven by inflows in our Emerging Markets Plus, Emerging Markets SMid and Income Opportunity strategies, partially offset by outflows in our LargeCap Value strategy.
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

					% Change	% Change
					Three Months Ended	Six Months Ended
	Three Months Ended		Six Months Ended		June 30, 2016	June 30, 2016
	June 30,		June 30,		vs.	vs.
	2016	2015	2016	2015	June 30, 2015	June 30, 2015
Revenues
Advisory fees - asset based	$22,666	$27,458	$44,481	$51,387	(17)%	(13)%
Advisory fees - performance based	409	1,918	409	2,206	(79)	(81)
Trust fees	7,643	7,921	15,108	13,071	(4)	16
Other revenues	305	14	154	255	NM	NM
Total revenues	31,023	37,311	60,152	66,919	(17)	(10)
Expenses
Employee compensation and benefits	15,108	16,512	31,602	31,821	(9)	(1)
Sales and marketing	687	496	1,015	891	39	14
Westwood mutual funds	831	901	1,527	1,728	(8)	(12)
Information technology	2,201	1,422	4,165	2,459	55	69
Professional services	1,158	1,031	2,804	3,103	12	(10)
General and administrative	2,526	2,197	4,881	3,787	15	29
Total expenses	22,511	22,559	45,994	43,789	0	5
Income before income taxes	8,512	14,752	14,158	23,130	(42)	(39)
Provision for income taxes	2,851	4,957	4,975	7,725	(42)	(36)
Net income	$5,661	$9,795	$9,183	$15,405	(42)%	(40)%
_________________________
NM    Not meaningful

Three months ended June 30, 2016 compared to three months ended June 30, 2015
Total Revenues. Our Total revenues decreased $6.3 million, or 17%, to $31.0 million for the three months ended June 30, 2016 compared with $37.3 million for the three months ended June 30, 2015. Asset-based advisory fees decreased $4.8 million, or 17%, due to lower average assets under management related to net outflows and asset depreciation. We recorded performance-based fees of $0.4 million in the second quarter of 2016 compared to $1.9 million in the second quarter of 2015. Trust fees decreased $0.3 million, or 4%, primarily due to lower average assets under management related to market depreciation and net outflows since June 30, 2015.
Employee Compensation and Benefits. Employee compensation and benefits costs decreased $1.4 million, or 9%, to $15.1 million for the three months ended June 30, 2016 compared with $16.5 million for the three months ended June 30, 2015. The decrease was primarily due to a $1.8 million decrease is accrued incentive compensation as a result of lower results during the first half of 2016, partially offset by an increase in compensation expenses attributable to increased average headcount and merit increases.
Information Technology. Information technology expenses increased $0.8 million, or 55%, to $2.2 million for the three months ended June 30, 2016 compared to $1.4 million for the three months ended June 30, 2015, due to costs associated with implementing new information technology platforms.
Provision for Income Taxes. The effective tax rate was relatively flat at 33.5% for the three months ended June 30, 2016 compared to 33.6% for the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015
Total Revenues. Our total revenues decreased $6.8 million, or 10%, to $60.2 million for the six months ended June 30, 2016 compared with $66.9 million for the six months ended June 30, 2015. This decrease was primarily related to a $6.9 million, or 13%, decrease in asset-based advisory fees related to lower average assets under management due to net outflows and market depreciation and a $1.8 million decrease in performance-based fees, partially offset by a $2.0 million, or 16%, increase in Trust fees as a result of the Woodway acquisition.
Employee Compensation and Benefits. Employee compensation and benefits costs decreased slightly to $31.6 million for the six months ended June 30, 2016 compared with $31.8 million for the six months ended June 30, 2015. Incentive compensation accruals decreased $2.3 million due to lower results during the first half of 2016, offset by an increase in compensation expenses attributable to increased average headcount and merit increases.
Information Technology. Information technology expenses increased $1.7 million, or 69%, to $4.2 million for the six months ended June 30, 2016 compared to $2.5 million for the six months ended June 30, 2015, due to costs associated with implementing new information technology platforms, increased research and support expenses and the Woodway acquisition.
General and Administrative. General and administrative expenses increased $1.1 million, or 29%, to $4.9 million for the six months ended June 30, 2016 compared to $3.8 million for the six months ended June 30, 2015, primarily due to increased rent and depreciation expenses related to the expansion and remodel of our corporate headquarters, amortization of intangibles related to the Woodway acquisition and ongoing general and administrative expenses for Woodway.
Provision for Income Taxes. The effective tax rate increased to 35.1% for the six months ended June 30, 2016 from 33.4% for the six months ended June 30, 2015. The increase is primarily related to an adjustment to uncertain tax positions related to current and prior years (net of federal tax benefit) recorded in the first quarter of 2016.

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
The following tables provide a reconciliation of net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended June 30,		% Change
	2016	2015
Net Income	$5,661	$9,795	(42)%
Add: Stock based compensation expense	4,080	4,017	2
Add: Intangible amortization	490	462	6
Add: Tax benefit from goodwill amortization	156	78	100
Economic Earnings	$10,387	$14,352	(28)%
Diluted weighted average shares outstanding	8,172,923	7,961,406
Economic Earnings per share	$1.27	$1.80

	Six Months Ended June 30,		% Change
	2016	2015
Net Income	$9,183	$15,405	(40)%
Add: Stock based compensation expense	8,083	7,695	5
Add: Intangible amortization	980	552	78
Add: Tax benefit from goodwill amortization	234	116	102
Economic Earnings	$18,480	$23,768	(22)%
Diluted weighted average shares outstanding	8,132,941	7,976,790
Economic Earnings per share	$2.27	$2.98

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of June 30, 2016 and December 31, 2015, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the six months ended June 30, 2016, cash flow provided by operating activities, principally our investment advisory business, was $30.6 million. Cash flow used in investing activities of $1.0 million during the six months ended June 30, 2016 was related to purchases of fixed assets. Cash flow used in financing activities of $24.4 million for the six months ended June 30, 2016 was due to the payment of dividends, payment of the contingent consideration related to the Woodway acquisition, repurchases of our common stock under our share repurchase plan, purchases of restricted stock returned for payment of taxes and purchases of treasury shares for our Canadian share award plan.
We had cash and investments of $73.9 million as of June 30, 2016 and $95.1 million as of December 31, 2015. Cash and cash equivalents as of June 30, 2016 and December 31, 2015 includes $20.8 million and $12.9 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested in Canada.  At June 30, 2016 and December 31, 2015, working capital aggregated $76.1 million and $72.8 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying condensed consolidated balance sheets. At June 30, 2016, Westwood Trust had approximately $12.5 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of June 30, 2016, there have been no material changes outside the ordinary course of business to our contractual obligations since December 31, 2015. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Changes in Internal Controls over Financial Reporting
For the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See discussion of legal proceedings and procedures in Note 12 “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS
We face a number of significant risks and uncertainties in our business, including those detailed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us, including making an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
April 1 through June 30, 2016
Repurchase program (1)	200	$50.01	200		$5,578,536
Canadian Plan (2)	—	$—	—	CDN	$5,960,344
Employee transactions (3)	—	$—	—		—

(1)
On July 20, 2012, our board of directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the board of directors.

(2)
On April 18, 2013, our stockholders approved the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”), which contemplates a trustee purchasing up to $10 million CDN of our outstanding common stock on the open market for the purpose of making share awards to our Canadian employees. The Canadian Plan has no expiration date and may be discontinued at any time by the board of directors.

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

Dated:	July 27, 2016	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

		By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer