Form 10-Q
period 2016-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2016-10-26
CIK 1165002

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
For the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 14, 2016: 8,799,797.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$30,692	$22,740
Accounts receivable	22,810	19,618
Investments, at fair value	49,849	72,320
Other current assets	2,355	2,926
Total current assets	105,706	117,604
Goodwill	27,144	27,144
Deferred income taxes	10,950	11,042
Intangible assets, net	21,884	23,354
Property and equipment, net of accumulated depreciation of $4,365 and $3,687	4,014	2,192
Total assets	$169,698	$181,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,498	$3,549
Dividends payable	6,146	5,749
Compensation and benefits payable	13,357	20,264
Contingent consideration	—	9,023
Income taxes payable	2,482	6,268
Total current liabilities	25,483	44,853
Accrued dividends	1,536	1,699
Deferred rent	1,827	817
Total liabilities	28,846	47,369
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,830,612 and outstanding 8,830,021 shares at September 30, 2016; issued 9,425,309 and outstanding 8,630,687 shares at December 31, 2015	99	94
Additional paid-in capital	159,615	143,797
Treasury stock, at cost - 1,000,591 shares at September 30, 2016; 794,622 shares at December 31, 2015	(44,863)	(34,910)
Accumulated other comprehensive loss	(3,681)	(4,688)
Retained earnings	29,682	29,674
Total stockholders' equity	140,852	133,967
Total liabilities and stockholders' equity	$169,698	$181,336

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Advisory fees:
Asset-based	$23,447	$24,940	$67,928	$76,327
Performance-based	226	—	635	2,206
Trust fees	7,690	7,973	22,798	21,044
Other, net	414	(462)	568	(207)
Total revenues	31,777	32,451	91,929	99,370
EXPENSES:
Employee compensation and benefits	15,637	15,686	47,239	47,507
Sales and marketing	408	419	1,423	1,310
Westwood mutual funds	755	865	2,282	2,593
Information technology	1,874	1,626	6,039	4,085
Professional services	1,903	1,178	4,707	4,281
General and administrative	2,147	2,175	7,028	5,962
Total expenses	22,724	21,949	68,718	65,738
Income before income taxes	9,053	10,502	23,211	33,632
Provision for income taxes	3,166	3,489	8,141	11,214
Net income	$5,887	$7,013	$15,070	$22,418
Other comprehensive income (loss):
Foreign currency translation adjustments	(453)	(1,386)	1,007	(2,541)
Total comprehensive income	$5,434	$5,627	$16,077	$19,877
Earnings per share:
Basic	$0.74	$0.90	$1.89	$2.90
Diluted	$0.72	$0.87	$1.84	$2.78
Weighted average shares outstanding:
Basic	7,995,680	7,808,239	7,952,938	7,737,608
Diluted	8,179,956	8,037,080	8,212,468	8,076,055
Cash dividends declared per share	$0.57	$0.50	$1.71	$1.50

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2016
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2016	8,630,687	$94	$143,797	$(34,910)	$(4,688)	$29,674	$133,967
Net income	—	—	—	—	—	15,070	15,070
Other comprehensive income	—	—	—	—	1,007	—	1,007
Issuance of common stock for acquisition	80,253	1	3,733	—	—	—	3,734
Issuance of restricted stock, net of forfeitures	325,050	4	(4)	—	—	—	—
Dividends declared	—	—	—	—	—	(15,062)	(15,062)
Stock based compensation expense	—	—	12,164	—	—	—	12,164
Reclassification of compensation liability to be paid in shares	—	—	167	—	—	—	167
Tax deficiencies related to stock based compensation	—	—	(242)	—	—	—	(242)
Purchases of treasury stock	(117,452)	—	—	(5,629)	—	—	(5,629)
Issuance of treasury stock under employee stock plans	(10,474)	—	—	(614)	—	—	(614)
Restricted stock returned for payment of taxes	(78,043)	—	—	(3,710)	—	—	(3,710)
BALANCE, September 30, 2016	8,830,021	$99	$159,615	$(44,863)	$(3,681)	$29,682	$140,852

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,070	$22,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	732	606
Amortization of intangible assets	1,470	951
Unrealized gains on trading investments	(676)	484
Stock based compensation expense	12,164	12,560
Deferred income taxes	114	(1,923)
Excess tax benefits from stock based compensation	(165)	(1,432)
Net sales of investments - trading securities	23,147	22,679
Other	275	(3)
Change in operating assets and liabilities:
Accounts receivable	(2,711)	(5,332)
Other current assets	900	236
Accounts payable and accrued liabilities	(82)	537
Compensation and benefits payable	(6,758)	(2,052)
Income taxes payable	(4,637)	1,899
Other liabilities	154	(28)
Net cash provided by operating activities	38,997	51,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,680)	(704)
Acquisition of Woodway, net of cash acquired	—	(24,133)
Net cash used in investing activities	(1,680)	(24,837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(5,629)	—
Purchase of treasury stock under employee stock plans	(614)	(1,327)
Restricted stock returned for payment of taxes	(3,710)	(5,621)
Excess tax benefits from stock based compensation	165	1,432
Payment of contingent consideration in acquisition	(5,562)	—
Cash dividends	(14,827)	(13,065)
Net cash used in financing activities	(30,177)	(18,581)
Effect of currency rate changes on cash	812	(2,430)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,952	5,752
Cash and cash equivalents, beginning of period	22,740	18,131
Cash and cash equivalents, end of period	$30,692	$23,883
Supplemental cash flow information:
Cash paid during the period for income taxes	$12,632	$11,664
Common stock issued for acquisition	$3,734	$5,292
Non-cash accrued contingent consideration	$—	$9,102
Accrued dividends	$7,682	$6,452
Tenant allowance included in Property and equipment	$1,128	$—

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
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases at the commencement date, excluding short-term leases. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the impact that the application of ASU 2016-02 will have on our consolidated financial statements and disclosures and expect to adopt the standard within the required time frame.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. The amendment is effective for fiscal years beginning after December 14, 2017, including interim reporting periods within that reporting year. We do not expect the adoption of ASU 2016-08 to have a material impact on our consolidated financial statements and disclosures and expect to adopt the standard within the required time frame.

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
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance related to identifying performance obligations and the licensing guidance in ASU 2014-09. The amendment is effective for fiscal years beginning after December 14, 2017, including interim reporting periods within that reporting year. We do not expect the adoption of ASU 2016-10 to have a material impact on our consolidated financial statements and disclosures and expect to adopt the standard within the required time frame.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendment addresses eight classification issues related to the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from settlements of insurance claims, proceeds from settlements of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and classification of separately identifiable cash flows. Adoption should be applied using the retrospective transition method. Early adoption is permitted. The amendment is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. We do not expect the adoption of ASU 2016-08 to have a material impact on our consolidated financial statements and disclosures and expect to adopt the standard within the required time frame.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 2,453 and 306 anti-dilutive restricted shares for the three months ended September 30, 2016 and 2015, respectively, and 2,301 and 4,750 anti-dilutive restricted shares for the nine months ended September 30, 2016 and 2015, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$5,887	$7,013	$15,070	$22,418
Weighted average shares outstanding - basic	7,995,680	7,808,239	7,952,938	7,737,608
Dilutive potential shares from unvested restricted shares	184,276	185,139	259,530	316,253
Dilutive potential shares from contingent consideration	—	43,702	—	22,194
Weighted average shares outstanding - diluted	8,179,956	8,037,080	8,212,468	8,076,055
Earnings per share:
Basic	$0.74	$0.90	$1.89	$2.90
Diluted	$0.72	$0.87	$1.84	$2.78

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. INVESTMENTS
Investment balances are presented in the table below (in thousands). All investments are carried at fair value and are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2016:
U.S. Government and Government agency obligations	$25,209	$38	$—	$25,247
Money market funds	12,421	—	—	12,421
Equity funds	12,027	233	(79)	12,181
Marketable securities	$49,657	$271	$(79)	$49,849
December 31, 2015:
U.S. Government and Government agency obligations	$50,972	$15	$(15)	$50,972
Money market funds	9,179	—	—	9,179
Equity funds	12,653	—	(484)	12,169
Marketable securities	$72,804	$15	$(499)	$72,320

As of September 30, 2016 and December 31, 2015, $11.1 million and $10.7 million in corporate funds, respectively, were invested in Westwood Funds®, Westwood Common Trust Funds and the UCITS Fund. See Note 8 “Variable Interest Entities.”
5. FAIR VALUE MEASUREMENTS
We determine estimated fair values for our financial instruments using available information. The fair value amounts discussed in our condensed consolidated financial statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, the UCITS Fund and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to common trust funds, the net asset value of the shares held as reported by each fund. Market values of our money market holdings generally do not fluctuate. The fair value of contingent consideration related to the Woodway acquisition was categorized as a level 3 liability, as the measurement of the Earn-Out Amount was based primarily on significant inputs not observable in the market. For more information about the Woodway acquisition, see Note 6 "Acquisitions, Goodwill and Other Intangibles".
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3	Total
As of September 30, 2016:
Investments in trading securities	$46,697	$3,152	$—	$49,849
Total financial instruments	$46,697	$3,152	$—	$49,849
As of December 31, 2015:
Investments in trading securities	$69,260	$3,060	$—	$72,320
Contingent consideration	—	—	(9,023)	(9,023)
Total financial instruments	$69,260	$3,060	$(9,023)	$63,297
Investments categorized as level 2 assets consist of investments in common trust funds sponsored by Westwood Trust. Common trust funds are private investment vehicles comprised of commingled investments held in trusts that are valued using the Net Asset Value (“NAV”) calculated by us as administrator of the funds. The NAV is calculated using indirectly observed inputs, as the unit price is based on the market value of the underlying investments traded on an active market. We can make withdrawals from the common trust funds on a daily basis as needed for liquidity and there are no restrictions on redemption as of September 30, 2016.
Contingent consideration categorized as a level 3 liability is related to the acquisition of Woodway. As of the acquisition date, the Company estimated that the Earn-Out Amount would be $9.1 million, based on then existing facts and circumstances.
For the period subsequent to the initial measurement of the contingent consideration, changes in the fair value of the contingent consideration are recorded in "Other, net" on the condensed consolidated statements of comprehensive income. During the first quarter of 2016, the Company revised its estimate of the Earn-Out Amount to $9.3 million based on the actual revenues from the post-closing business of Woodway for the twelve month period ended March 31, 2016 and recorded a charge of $286,000 in "Other, net" on the condensed consolidated statements of comprehensive income. During the second quarter of 2016, the Company finalized the Earn-Out Amount and recorded income of $13,000 in "Other, net" on the condensed consolidated statements of comprehensive income.
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (in thousands):

Contingent Consideration
Beginning balance, December 31, 2015	$9,023
Change in carrying value	273
Payment of contingent consideration	(9,296)
Ending balance, September 30, 2016	$—

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Acquisition of Woodway Financial Advisors
Westwood completed the acquisition of Woodway Financial Advisors, a Trust Company ("Woodway"), on April 1, 2015 (the "Merger"). The total Merger consideration consisted of (i) $30.6 million in cash and stock, as described below, and (ii) contingent consideration equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for certain clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”). The final Earn-Out Amount of $9.3 million (discounted from $10.1 million due to certain required holding periods on the Westwood shares) was paid 54.84% in cash and 45.16% in shares of Westwood’s common stock, valued using the average closing price during the last 30 calendar days of the Earn-Out Period. In relation to the Merger, Westwood entered into employment agreements with certain Woodway employees, which, among other things, provided for specified compensation and benefits for the related employees.
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
The acquisition of Woodway was accounted for using the acquisition method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. As of September 30, 2016, consideration of $39.7 million has been allocated using Woodway’s historical balance sheet at March 31, 2015 based on valuations of acquired assets and assumed liabilities in connection with the acquisition.
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
At the time of the acquisition, the Company believed that its enhanced market position and future growth potential were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of September 30, 2016, $15.9 million of the goodwill arising from the acquisition is expected to be deductible for tax purposes.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We incurred transaction costs of $1.1 million related to the Woodway acquisition. Approximately $732,000 of those costs are included in “Professional services” on our condensed consolidated statements of comprehensive income for the nine months ended September 30, 2015.
Our consolidated results for the three months ended September 30, 2016 included "Total revenues" and "Net income" attributable to Woodway of $2.5 million and $700,000, respectively. Our consolidated results for the nine months ended September 30, 2016 included "Total revenues" and "Net income" attributable to Woodway of $7.1 million and $1.7 million, respectively.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three and nine months ended September 30, 2016 and 2015 assume that the Woodway acquisition had occurred on January 1, 2015, after giving effect to acquisition accounting adjustments relating to amortization of the valued intangible assets and to record additional compensation costs related to employment contracts entered into as a result of the acquisition. These unaudited pro forma results exclude one-time, non-recurring costs related to the acquisition, including transaction costs. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total revenues	$31,777	$32,451	$91,929	$102,063
Net income	$5,887	$7,013	$15,070	$23,328
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2016 and determined that no impairment loss was required. No impairments were recorded during the three or nine months ended September 30, 2016 or 2015.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. There have been no impairments on intangible assets recorded during the three or nine months ended September 30, 2016 or 2015.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. BALANCE SHEET COMPONENTS
Property and Equipment
The following table reflects information about our property and equipment as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016	As of December 31, 2015
Leasehold improvements	$3,647	$1,728
Furniture and fixtures	2,216	1,804
Computer hardware and office equipment	2,283	2,116
Construction in progress	233	231
Accumulated depreciation	(4,365)	(3,687)
Net property and equipment	$4,014	$2,192
Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of September 30, 2016	As of December 31, 2015
Foreign currency translation adjustment	$(3,681)	$(4,688)
Accumulated other comprehensive loss	$(3,681)	$(4,688)
Share Repurchase Program
On July 20, 2012, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. In July 2016, Westwood's Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program. As of September 30, 2016, approximately $9.4 million remained available under the share repurchase program.
Between July 1, 2016 and September 30, 2016, under our share repurchase program the Company repurchased 24,199 shares of our common stock at an average price of $49.92, including commissions, at an aggregate purchase price of $1.2 million. Between January 1, 2016 and September 30, 2016, under our share repurchase program the Company repurchased 117,452 shares of our common stock at an average price of $47.93, including commissions, at an aggregate purchase price of $5.6 million.
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
In May 2015, the Company provided seed investments of $5.4 million for two new Westwood mutual funds. In both December 2015 and January 2014, the Company provided seed investments of $2.0 million to two common trust funds. In October 2014, the Company provided a seed investment of €1.6 million, or $2.0 million at the prevailing exchange rate, to the UCITS Fund. These seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds or sub-funds. The corporate capital invested in these funds is included in “Investments, at fair value” on our condensed consolidated balance sheet at September 30, 2016.
We have not otherwise provided any financial support we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these VIEs. Our investments in the Westwood Funds®, the CTFs and the UCITS Fund are accounted for as investments in accordance with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs of $13.5 million and $14.0 million for the three months ended September 30, 2016 and 2015, respectively. We recognized fee revenue from the Westwood VIEs of $39.5 million and $43.3 million for the nine months ended September 30, 2016 and 2015, respectively.
The following table displays assets under management, corporate capital invested and risk of loss in each vehicle (in millions):

	As of September 30, 2016
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs:
Westwood Funds®	$3,753	$6	$6
Common Trust Funds	2,546	3	3
Collective Investment Trusts	48	—	—
LLCs	125	—	—
UCITS Fund	612	2	2
VIE totals	7,084	11	11
All other assets:
Private Wealth	2,656
Institutional	11,532
Total Assets Under Management	$21,272
9. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended  (the “Plan”), reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 4,398,100 shares. At September 30, 2016, approximately 346,000 shares remain available for issuance under the Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the total stock based compensation expense recorded for stock based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service condition stock based compensation expense	$2,679	$2,550	$7,978	$6,953
Performance condition stock based compensation expense	1,234	2,118	3,705	5,072
Stock based compensation expense under the Plan	3,913	4,668	11,683	12,025
Canadian EB Plan stock based compensation expense	169	197	481	535
Total stock based compensation expense	$4,082	$4,865	$12,164	$12,560

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.
As of September 30, 2016, there was approximately $27.3 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.4 years. Our two types of restricted stock grants under the Plan are discussed below.
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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the nine months ended September 30, 2016:

Restricted shares subject only to a service condition:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	580,469	$56.76
Granted	259,293	47.97
Vested	(174,310)	51.42
Forfeited	(17,896)	56.60
Non-vested, September 30, 2016	647,556	$54.68

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

Restricted shares subject to service and performance conditions:	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	101,313	$61.29
Granted	151,334	55.90
Vested	(101,313)	61.29
Forfeited	—	—
Non-vested, September 30, 2016	151,334	$55.90
The above amounts as of September 30, 2016 do not include 51,258 non-vested restricted shares that potentially vest over performance years subsequent to 2016 inasmuch as the Compensation Committee has not set annual performance goals for later years and therefore no grant date has been established.
Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.6 million in U.S. Dollars using the exchange rate on September 30, 2016) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At September 30, 2016, approximately $6.0 million CDN ($4.5 million in U.S. Dollars using the exchange rate on September 30, 2016) remains available for issuance under the Canadian Plan, or approximately 85,494 shares based on the closing share price of our stock of $53.11 as of September 30, 2016. During the first nine months of 2016, the trust formed pursuant to the Canadian Plan purchased in the open market 10,474 Westwood common shares for approximately $614,000. As of September 30, 2016, the trust holds 43,648 shares of Westwood common stock. As of September 30, 2016, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $813,000, which we expect to recognize over a weighted-average period of 1.6 years.

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
These awards vest after approximately one year of service following the year in which the participant earns the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended September 30, 2016 and 2015, we recorded expense of $313,000 and $149,000, respectively, related to mutual fund share incentive awards. For the nine months ended September 30, 2016 and 2015, we recorded expense of $933,000 and $879,000, respectively, related to mutual fund share incentive awards. As of September 30, 2016 and December 31, 2015, we had an accrued liability of $1.4 million and $2.0 million, respectively, related to mutual fund share incentive awards.
10. INCOME TAXES
Our effective income tax rate was 35.0% for the third quarter of 2016, compared with 33.2% for the third quarter of 2015. The increase is primarily related to an adjustment related to the filing of our 2015 tax return. Our effective income tax rate was 35.1% for the first nine months of 2016, compared with 33.3% for the first nine months of 2015. The increase is primarily related to a $341,000 tax charge for uncertain tax positions related to current and prior years (net of federal benefit) recorded in the first nine months of 2016, as well as the adjustment related to the filing of our 2015 tax return in the third quarter of 2016.
As of September 30, 2016 and December 31, 2015, the Company's gross liability related to uncertain tax positions was $2.2 million and $1.6 million, respectively. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as any related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the nine months ended September 30, 2016 is as follows (in thousands):

Balance at January 1, 2016	$1,629
Additions for tax positions related to the current year	206
Additions for tax positions related to prior years	475
Reductions for tax positions related to prior years	(156)
Balance at September 30, 2016	$2,154
Within the next twelve months, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $2.2 million as a result of settlements with certain taxing authorities, which, if recognized, would decrease our provision for income taxes by $1.4 million.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. For the three months ended September 30, 2016 and 2015, we recorded trust fees from these accounts of $108,000 and $112,000, respectively. For the nine months ended September 30, 2016 and 2015, we recorded trust fees from these accounts of $305,000 and $334,000, respectively. There was $106,000 due from these accounts as of September 30, 2016 and no amounts due from these accounts as of December 31, 2015.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund, which began operations in August 2013. Certain members of our management and Board of Directors serve on the Board of Directors of the UCITS Fund. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the UCITS Fund and, in certain cases, by the UCITS Fund itself. The fees are based on negotiated fee schedules applied to assets under management. These fees are commensurate with market rates and are negotiated and contracted for at arm’s length. For the three months ended September 30, 2016 and 2015, the Company earned approximately $370,000 and $298,000, respectively, in fees from the UCITS Fund. For the nine months ended September 30, 2016 and 2015, the Company earned approximately $1,021,000 and $994,000, respectively, in fees from the UCITS Fund. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of September 30, 2016 and December 31, 2015, $143,000 and $96,000, respectively, of these fees were unpaid and included in “Accounts receivable” on our condensed consolidated balance sheets.
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
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We have received insurance proceeds of approximately $928,000 as of September 30, 2016 and recorded a receivable of $249,000 and $240,000 as of September 30, 2016 and December 31, 2015, respectively, which represents our current minimum estimate of expenses that we expect to recover under our insurance policy. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2016
Net fee revenues from external sources	$23,673	$7,690	$—	$—	$31,363
Net intersegment revenues	5,275	41	—	(5,316)	—
Net interest and dividend revenue	128	5	—	—	133
Other, net	279	2	—	—	281
Total revenues	$29,355	$7,738	$—	$(5,316)	$31,777
Economic Earnings	$10,270	$1,690	$(1,345)	$—	$10,615
Less: Restricted stock expense					4,082
Intangible amortization					490
Deferred taxes on goodwill					156
Net income					$5,887

Segment assets	$163,826	$65,986	$13,046	$(73,160)	$169,698
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

Three Months Ended September 30, 2015
Net fee revenues from external sources	$24,941	$7,972	$—	$—	$32,913
Net intersegment revenues	5,087	—	—	(5,087)	—
Net interest and dividend revenue	110	—	—	—	110
Other, net	(577)	5	—	—	(572)
Total revenues	$29,561	$7,977	$—	$(5,087)	$32,451
Economic Earnings	$11,961	$1,592	$(1,119)	$—	$12,434
Less: Restricted stock expense					4,865
Intangible amortization					400
Deferred taxes on goodwill					156
Net income					$7,013

Segment assets	$172,034	$57,967	$7,753	$(71,537)	$166,217
Segment goodwill	$5,219	$19,872	$—	$—	$25,091

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2016
Net fee revenues from external sources	$68,563	$22,798	$—	$—	$91,361
Net intersegment revenues	14,455	82	—	(14,537)	—
Net interest and dividend revenue	360	9	—	—	369
Other, net	462	(263)	—	—	199
Total revenues	$83,840	$22,626	$—	$(14,537)	$91,929
Economic Earnings	$30,493	$4,160	$(5,559)	$—	$29,094
Less: Restricted stock expense					12,164
Intangible amortization					1,470
Deferred taxes on goodwill					390
Net income					$15,070

Nine Months Ended September 30, 2015
Net fee revenues from external sources	$78,534	$21,043	$—	$—	$99,577
Net intersegment revenues	14,826	—	—	(14,826)	—
Net interest and dividend revenue	218	1	—	—	219
Other, net	(431)	5	—	—	(426)
Total revenues	$93,147	$21,049	$—	$(14,826)	$99,370
Economic Earnings	$37,827	$3,405	$(5,031)	$—	$36,201
Less: Restricted stock expense					12,560
Intangible amortization					951
Deferred taxes on goodwill					272
Net income					$22,418
We are providing a performance measure that we refer to as Economic Earnings. Both our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and determine our dividend policy. We also believe that this performance measure is useful for management and investors when evaluating our underlying operating and financial performance and our available resources.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables provide a reconciliation of net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended September 30,
	2016	2015
Net Income	$5,887	$7,013
Add: Stock based compensation expense	4,082	4,865
Add: Intangible amortization	490	400
Add: Tax benefit from goodwill amortization	156	156
Economic Earnings	$10,615	$12,434

	Nine Months Ended September 30,
	2016	2015
Net Income	$15,070	$22,418
Add: Stock based compensation expense	12,164	12,560
Add: Intangible amortization	1,470	951
Add: Tax benefit from goodwill amortization	390	272
Economic Earnings	$29,094	$36,201

14. SUBSEQUENT EVENTS
Dividend Declared
In October 2016, Westwood’s Board of Directors declared a quarterly cash dividend of $0.62 per common share, an increase of 9% from the previous quarterly dividend rate, payable on January 3, 2017 to stockholders of record on December 9, 2016.

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
Professional Services
Professional services expenses generally consist of costs associated with subadvisory fees, audit, tax, legal and other professional services.
General and Administrative
General and administrative expenses generally consist of costs associated with the lease of our office space, amortization, depreciation, insurance, custody expense, Board of Directors fees, investor relations, licenses and fees, office supplies and other miscellaneous expenses.

Assets Under Management
Assets under management ("AUM") increased $900 million to $21.3 billion at September 30, 2016 compared with $20.4 billion at September 30, 2015 as a result of market appreciation, partially offset by net outflows, over the last twelve months. The average of beginning and ending assets under management for the third quarter of 2016 was $21.1 billion compared to $21.8 billion for the third quarter of 2015. The decrease in average assets under management is due to net outflows since September 30, 2015, as $2.3 billion market appreciation over the last twelve months offset the $2.2 billion market depreciation in the third quarter of 2015.
The following table displays assets under management as of September 30, 2016 and 2015:

			% Change
			September 30, 2016
	As of September 30,		vs.
	2016	2015	September 30, 2015
	(in millions)
Institutional	$12,192	$11,288	8%
Private Wealth	5,327	5,246	2
Mutual Funds	3,753	3,841	(2)
Total Assets Under Management(1)	$21,272	$20,375	4%
________________

(1)
AUM excludes $1.1 billion of assets under advisement ("AUA") as of September 30, 2016 related to our model portfolios, including approximately $800 million in a long-only convertibles fund for which we provide consulting advice but do not have direct discretionary investment authority. AUM excluded approximately $640 million of AUA as of September 30, 2015, which included assets related to our market neutral income strategy that transitioned from AUA to AUM during the fourth quarter of 2015.

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

Roll-Forward of Assets Under Management

($ millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Institutional
Beginning of period assets	$11,921	$13,203	$11,752	$12,471
Inflows	420	179	1,133	1,549
Outflows(1)	(606)	(540)	(1,902)	(1,516)
Net flows	(186)	(361)	(769)	33
Market appreciation (depreciation)	457	(1,554)	1,209	(1,216)
Net change	271	(1,915)	440	(1,183)
End of period assets	12,192	11,288	12,192	11,288
Private Wealth
Beginning of period assets	5,361	5,638	5,393	3,974
Inflows	104	222	274	506
Outflows	(245)	(242)	(626)	(590)
Net flows	(141)	(20)	(352)	(84)
Acquisition related	—	—	—	1,583
Market appreciation (depreciation)	107	(372)	286	(227)
Net change	(34)	(392)	(66)	1,272
End of period assets	5,327	5,246	5,327	5,246
Mutual Funds
Beginning of period assets	3,690	4,283	3,617	3,722
Inflows	214	257	674	1,031
Outflows	(224)	(399)	(798)	(657)
Net flows	(10)	(142)	(124)	374
Market appreciation (depreciation)	73	(300)	260	(255)
Net change	63	(442)	136	119
End of period assets	3,753	3,841	3,753	3,841
Total
Beginning of period assets	20,972	23,124	20,762	20,167
Inflows	738	658	2,081	3,086
Outflows(1)	(1,075)	(1,181)	(3,326)	(2,763)
Net flows	(337)	(523)	(1,245)	323
Acquisition related	—	—	—	1,583
Market appreciation (depreciation)	637	(2,226)	1,755	(1,698)
Net change	300	(2,749)	510	208
End of period assets	$21,272	$20,375	$21,272	$20,375
________________

(1)
Outflows for the three and nine months ended September 30, 2016 include approximately $30 million in an account that transitioned to our model portfolio, for which we no longer have direct discretionary investment authority. This account is now included in AUA aggregating $1.1 billion as of September 30, 2016.

Three months ended September 30, 2016 and 2015
The $300 million increase in assets under management for the three months ended September 30, 2016 was due to market appreciation of $637 million, partially offset by net outflows of $337 million. Net outflows were primarily related to our SMidCap, LargeCap Value and Market Neutral Income strategies.
The $2.7 billion decrease in assets under management for the three months ended September 30, 2015 was due to market depreciation of $2.2 billion and net outflows of $523 million. Net flows were primarily driven by outflows in our Income Opportunity, SMid Cap and Emerging Markets strategies, partially offset by inflows in our Income Opportunity and Emerging Markets strategies.
Nine months ended September 30, 2016 and 2015
The $510 million increase in assets under management for the nine months ended September 30, 2016 was due to market appreciation of $1.8 billion, partially offset by net outflows of $1.2 billion. Net outflows were primarily related to our SMidCap, SMidCap Plus, LargeCap Value, AllCap Value and Income Opportunity strategies.
The $208 million increase in assets under management for the nine months ended September 30, 2015 was due to net asset inflows of $323 million and $1.6 billion of assets related to the Woodway acquisition, offset by market depreciation of $1.7 billion. Net flows were primarily driven by inflows into our Emerging Markets, Income Opportunity, MLP and SMid Cap strategies, partially offset by outflows in our LargeCap Value, SMid Cap, Income Opportunity and Emerging Markets strategies.

Results of Operations
The following table (dollars in thousands) and discussion of our results of operations is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

					% Change	% Change
					Three Months Ended	Nine Months Ended
	Three Months Ended		Nine Months Ended		September 30, 2016	September 30, 2016
	September 30,		September 30,		vs.	vs.
	2016	2015	2016	2015	September 30, 2015	September 30, 2015
Revenues
Advisory fees - asset based	$23,447	$24,940	$67,928	$76,327	(6)%	(11)%
Advisory fees - performance based	226	—	635	2,206	100	(71)
Trust fees	7,690	7,973	22,798	21,044	(4)	8
Other revenues	414	(462)	568	(207)	NM	NM
Total revenues	31,777	32,451	91,929	99,370	(2)	(7)
Expenses
Employee compensation and benefits	15,637	15,686	47,239	47,507	0	(1)
Sales and marketing	408	419	1,423	1,310	(3)	9
Westwood mutual funds	755	865	2,282	2,593	(13)	(12)
Information technology	1,874	1,626	6,039	4,085	15	48
Professional services	1,903	1,178	4,707	4,281	62	10
General and administrative	2,147	2,175	7,028	5,962	(1)	18
Total expenses	22,724	21,949	68,718	65,738	4	5
Income before income taxes	9,053	10,502	23,211	33,632	(14)	(31)
Provision for income taxes	3,166	3,489	8,141	11,214	(9)	(27)
Net income	$5,887	$7,013	$15,070	$22,418	(16)%	(33)%
_________________________
NM    Not meaningful

Three months ended September 30, 2016 compared to three months ended September 30, 2015
Total Revenues. Our Total revenues decreased $0.7 million, or 2%, to $31.8 million for the three months ended September 30, 2016 compared with $32.5 million for the three months ended September 30, 2015. Asset-based advisory fees decreased $1.5 million, or 6%, due to lower average assets under management. Trust fees decreased $0.3 million, or 4%, primarily due to lower average assets under management.
Employee Compensation and Benefits. Employee compensation and benefits costs was relatively flat at $15.6 million for the three months ended September 30, 2016 compared with $15.7 million for the three months ended September 30, 2015, as increases in average head-count and merit increases were offset by a decrease in restricted stock expense attributable to a non-cash charge related to acceleration of stock based compensation expense for a particular grant during the third quarter of 2015.
Professional Services. Professional service expenses increased $0.7 million, or 62%, to $1.9 million for the three months ended September 30, 2016 compared to $1.2 million for the three months ended September 30, 2015, due to increased legal fees.
Provision for Income Taxes. The effective tax rate increased to 35.0% for the three months ended September 30, 2016 from 33.2% for the three months ended September 30, 2015. The increase is primarily related to an adjustment related to the filing of our 2015 tax return in the third quarter of 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Total Revenues. Our total revenues decreased $7.5 million, or 7%, to $91.9 million for the nine months ended September 30, 2016 compared with $99.4 million for the nine months ended September 30, 2015. This decrease was primarily related to a $8.4 million, or 11%, decrease in asset-based advisory fees related to lower average assets under management due to net outflows and market depreciation and a $1.6 million decrease in performance-based fees, partially offset by a $1.8 million, or 8%, increase in Trust fees as a result of the Woodway acquisition.
Employee Compensation and Benefits. Employee compensation and benefits costs decreased slightly to $47.2 million for the nine months ended September 30, 2016 compared with $47.5 million for the nine months ended September 30, 2015. Incentive compensation accruals decreased $2.4 million due to lower results during the first nine months of 2016, and restricted stock expense decreased $1.3 million as a result of a third quarter 2015 non-cash charge related to acceleration of stock based compensation expense for a particular grant. These decreases were offset by an increase in compensation expenses attributable to increased average headcount and merit increases.
Information Technology. Information technology expenses increased $1.9 million, or 48%, to $6.0 million for the nine months ended September 30, 2016 compared to $4.1 million for the nine months ended September 30, 2015, due to costs associated with implementing new information technology platforms, increased research and support expenses and the Woodway acquisition.
General and Administrative. General and administrative expenses increased $1.0 million, or 18%, to $7.0 million for the nine months ended September 30, 2016 compared to $6.0 million for the nine months ended September 30, 2015, primarily due to increased rent and depreciation expenses related to the expansion of our corporate headquarters, amortization of intangibles related to the Woodway acquisition and ongoing general and administrative expenses for Woodway.
Provision for Income Taxes. The effective tax rate increased to 35.1% for the nine months ended September 30, 2016 from 33.3% for the nine months ended September 30, 2015. The increase is primarily related to adjustments to uncertain tax positions related to current and prior years (net of federal tax benefit) recorded in the first and third quarters of 2016.

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
The following tables provide a reconciliation of net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended September 30,		% Change
	2016	2015
Net Income	$5,887	$7,013	(16)%
Add: Stock based compensation expense	4,082	4,865	(16)
Add: Intangible amortization	490	400	23
Add: Tax benefit from goodwill amortization	156	156	0
Economic Earnings	$10,615	$12,434	(15)%
Diluted weighted average shares outstanding	8,179,956	8,037,080
Economic Earnings per share	$1.30	$1.55

	Nine Months Ended September 30,		% Change
	2016	2015
Net Income	$15,070	$22,418	(33)%
Add: Stock based compensation expense	12,164	12,560	(3)
Add: Intangible amortization	1,470	951	55
Add: Tax benefit from goodwill amortization	390	272	43
Economic Earnings	$29,094	$36,201	(20)%
Diluted weighted average shares outstanding	8,212,468	8,076,055
Economic Earnings per share	$3.54	$4.48

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of September 30, 2016 and December 31, 2015, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the nine months ended September 30, 2016, cash flow provided by operating activities, principally our investment advisory business, was $39.0 million. Cash flow used in investing activities of $1.7 million during the nine months ended September 30, 2016 was related to purchases of fixed assets. Cash flow used in financing activities of $30.2 million for the nine months ended September 30, 2016 was due to the payment of dividends, payment of the contingent consideration related to the Woodway acquisition, repurchases of our common stock under our share repurchase plan, purchases of restricted stock returned for payment of taxes and purchases of treasury shares for our Canadian share award plan.
We had cash and investments of $80.5 million as of September 30, 2016 and $95.1 million as of December 31, 2015. Cash and cash equivalents as of September 30, 2016 and December 31, 2015 includes approximately $20 million and $13 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested in Canada.  At September 30, 2016 and December 31, 2015, working capital aggregated $80.2 million and $72.8 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying condensed consolidated balance sheets. At September 30, 2016, Westwood Trust had approximately $11.4 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of September 30, 2016, there have been no material changes outside the ordinary course of business to our contractual obligations since December 31, 2015. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Changes in Internal Controls over Financial Reporting
For the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
July 1 through September 30, 2016
Repurchase program (1)	24,199	$49.92	24,199		$9,370,853
Canadian Plan (2)	—	$—	—	CDN	$5,960,344
Employee transactions (3)	265	$59.61	—		—

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

Dated:	October 26, 2016	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President & Chief Executive Officer

		By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer