Form 10-K
period 2016-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2017-02-23
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2016 of the voting and non-voting common equity held by non-affiliates of the registrant was $458,313,657. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.
The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 16, 2017: 8,797,192.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

WESTWOOD HOLDINGS GROUP, INC.

i

PART I

Item 1.	Business.
Unless the context otherwise requires, the term “we,” “us,” “our,” “Westwood,” or “Westwood Holdings Group” when used in this Form 10-K (“Report”) and in the Annual Report to the Stockholders refers to Westwood Holdings Group, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole. This Report contains some forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including without limitation those set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.”
General
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, LLC (each of which is an SEC-registered investment advisor and referred to hereinafter together as “Westwood Management”), Westwood International Advisors Inc. (“Westwood International”) and Westwood Trust. Westwood Management, founded in 1983, provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (“UCITS”), individual investors and clients of Westwood Trust. Westwood International was established in 2012 and provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, UCITS funds and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management. Westwood Management, Westwood International and Westwood Trust collectively managed assets valued at approximately $21.2 billion at December 31, 2016. We were incorporated under the laws of the State of Delaware on December 12, 2001. Our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock of Westwood Management, Westwood Trust and Westwood International.
The success of our business is very dependent on client and institutional investment consultant relationships. We believe that, in addition to investment performance, client service is paramount in the asset management business. Accordingly, a major business focus is to build strong relationships with clients to enhance our ability to anticipate their needs and satisfy their investment objectives. Our team approach is designed to deliver efficient, responsive service to our clients.
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

Advisory
General
Our advisory business is comprised of Westwood Management and Westwood International and encompasses three distinct investment teams – the U.S. Value Team, the Global Convertible Securities Team and the Global and Emerging Markets Equity Team.
Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums vary by investment strategy and generally range from $5 million to $25 million. Westwood Management also provides advisory services to individuals, the Westwood Funds® and UCITS funds, as well as subadvisory services to other mutual funds and pooled investment vehicles. Westwood Management’s investment strategies are managed by the U.S. Value Team, based in Dallas, Texas, and by the Global Convertible Securities Team, based in Boston, Massachusetts. Our investment professionals average sixteen years of investment experience. We believe team continuity and years of experience are among the critical elements required for successfully managing investments.
Westwood International, based in Toronto, Canada, provides investment advisory services to large institutions, pooled investment vehicles and UCITS funds, as well as subadvisory services to the National Bank Westwood Funds, which are mutual funds offered by National Bank of Canada. Institutional separate account minimums vary by investment strategy and generally range from $10 million to $25 million. Westwood International's investment strategies are managed by the Global and Emerging Markets Equity Team. Westwood International has entered into a Memorandum of Understanding (“MOU”) with Westwood Management pursuant to which Westwood International is considered a “participating affiliate” of Westwood Management as that term is used in relief granted by the staff of the SEC allowing U.S. registered investment advisors to use portfolio management or research resources of advisory affiliates subject to the supervision of a registered adviser. Pursuant to the MOU, Westwood International professionals provide advisory and subadvisory services to certain Westwood Funds®, pooled investment vehicles and large U.S. institutions under the supervision of Westwood Management.
Investment Strategies
We offer a broad range of investment strategies, which allows us to serve a variety of client types with different investment objectives, including five investment strategies each with over $1 billion in assets under management: our Income Opportunity, LargeCap Value, SMidCap Equity, Emerging Markets and Emerging Markets Plus strategies.
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
LargeCap Value: Investments in equity securities of approximately 40 to 60 companies with market capitalizations at purchase generally over $5 billion.
Concentrated LargeCap Value: Investments in equity securities of approximately 15 to 30 companies with market capitalizations at purchase generally over $5 billion.
SMidCap Plus: Investments in equity securities of approximately 45 to 65 companies with market capitalizations generally within the range of the Russell Midcap Index above $2 billion.
SMidCap Equity: Investments in equity securities of approximately 50 to 70 companies with market capitalizations generally within the range of the Russell 2500 Index.
SmallCap Value: Investments in equity securities of approximately 50 to 70 companies with market capitalizations generally within the range of the Russell 2000 Index.
AllCap Value: Investments in equity securities of approximately 50 to 80 companies with market capitalizations at purchase generally over $100 million.
Income Opportunity: Investments across a broad spectrum of income-producing securities of approximately 60 to 80 companies.

Worldwide Income Opportunity: Investments across a broad spectrum of income-producing securities of approximately 60 to 80 global companies.
Master Limited Partnership Infrastructure Renewal: Investments in the securities of approximately 25 to 35 companies, whose securities span across MLP subsectors and/or have MLP-like characteristics, with market capitalizations of any size and generally with a 7.5% maximum position size at purchase.
Master Limited Partnership Opportunities: Investments in the securities of approximately 25 to 35 companies, whose securities span across MLP subsectors and/or have MLP-like characteristics, with market capitalizations of any size and generally with a 4% maximum position size at purchase.
Master Limited Partnership and Strategic Energy: Investments in the securities of approximately 25 to 40 companies, whose securities span across MLP subsectors, have MLP-like characteristics, and/or primarily involve energy-related activities, with market capitalizations of any size.
Low Volatility Equity: Investments in the common stock or convertible securities of approximately 40 to 80 companies, seeking a lower level of volatility than traditional equity-oriented strategies. (Jointly managed by U.S. Value and Global Convertible Securities Teams.)
Global Convertible Securities Team
The Global Convertible Securities Team manages both long-only and liquid alternative global convertible securities strategies employing a disciplined investment process and rigorous risk management. The team's investment philosophy is based on the following beliefs:

•	the asymmetric return profile of balanced convertible bonds can provide superior risk-adjusted returns over medium- to long-term time horizons;

•	convertible securities markets are inefficient, creating opportunities to benefit from pricing anomalies;

•	a global focus provides more robust opportunities and a clearer picture of the broad convertibles universe; and

•	proprietary fundamental research is the best way to identify solid companies with attractive risk-adjusted return profiles.
The team draws on the proprietary fundamental research of all three of Westwood's investment teams in order to identify securities with an attractive risk-adjusted return profile. The principal investment strategies currently managed by the Global Convertible Securities Team are as follows:
Strategic Global Convertibles: Investments in convertible securities of approximately 60 to 90 global companies, utilizing both a top-down and bottom-up investment process.
Market Neutral Income: Investments utilizing three primary strategies, including a short-duration yield-oriented portfolio of global convertible securities, a convertible arbitrage strategy, and a macro hedging strategy.
Low Volatility Equity: Investments in the common stock or convertible securities of approximately 40 to 80 companies, seeking a lower level of volatility than traditional equity-oriented strategies. (Jointly managed by U.S. Value and Global Convertible Securities Teams.)
Global and Emerging Markets Equity Team
The Global and Emerging Markets Equity Team emphasizes Economic Value Added (EVA) in its investment process and seeks to identify mispriced businesses that can generate sustainable earnings growth. The team offers global and emerging markets equity investment strategies as follows:
Emerging Markets: Investments in equity securities of approximately 70 to 90 emerging markets companies with market capitalizations generally over $500 million.
Emerging Markets Plus: Investments in equity securities of approximately 70 to 90 emerging markets companies with market capitalizations generally over $1.5 billion.
Emerging Markets SMidCap: Investments in equity securities of approximately 70 to 90 emerging markets companies with market capitalizations at purchase generally between $150 million and $9 billion.

Global Equity: Investments in equity securities of approximately 65 to 85 global companies with market capitalizations generally over $1 billion.
Global Dividend: Investments in equity securities of approximately 65 to 85 global companies with market capitalizations generally over $500 million.
Our ability to grow assets under management is primarily dependent on our ability to generate competitive investment performance, our success in building strong relationships with investment consulting firms and other financial intermediaries, as well as our ability to develop new client relationships while nurturing and maintaining existing relationships. We continually seek to expand assets under management by growing our existing investment strategies, as well as identifying and developing new ones. We intend to grow our investment strategies internally but may also consider acquiring new investment strategies from third parties, as discussed under “Growth Strategy” below. Our growth strategy provides clients with more investment opportunities and diversifies our assets under management, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients. Our ten largest clients accounted for approximately 20% of our fee revenues for the year ended December 31, 2016. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.
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
Westwood Management provides investment advisory services to the Westwood Funds® family of mutual funds:

• Westwood Emerging Markets (WWEMX)	• Westwood Opportunistic High Yield (WWHYX)(2)
• Westwood Global Dividend (WWGDX)	• Westwood Short Duration High Yield (WHGXH)(2)
• Westwood Global Equity (WWGEX)	• Westwood SmallCap Value (WHGSX)
• Westwood Income Opportunity (WHGIX)	• Westwood SMidCap (WHGMX)
• Westwood LargeCap Value (WHGLX)	• Westwood SMidCap Plus (WHGPX)
• Westwood Low Volatility Equity (WLVIX)(1)	• Westwood Strategic Global Convertibles (WSGCX)
• Westwood Market Neutral Income (WMNIX)	• Westwood Worldwide Income Opportunity (WWIOX)
• Westwood MLP & Strategic Energy (WMLPX)

(1) The Westwood Dividend Growth Fund transitioned to the Westwood Low Volatility Equity Fund in December 2016.
(2) Subadvised by SKY Harbor Capital Management, LLC, a registered investment advisor based in Greenwich, Connecticut
As of December 31, 2016, the Westwood Funds® had assets under management of $3.8 billion.

Trust
General
Through the combined efforts of the Dallas, Omaha and Houston offices of Westwood Trust, we provide fiduciary and investment services to high-net-worth individuals and families, non-profit endowments and foundations, public and private retirement plans and individual retirement accounts ("IRAs"). Westwood Trust is chartered and regulated by the Texas Department of Banking. Fees charged by Westwood Trust are separately negotiated with each client and are typically based on assets under management. Clients generally have at least $1 million in investable assets.
Fiduciary Services
Westwood Trust’s fiduciary services include but are not limited to: financial planning, wealth transfer planning, customizable trust services, trust administration and estate settlement. Westwood Trust also provides custodial services, tax reporting, accounting of trust income and principal, beneficiary and retiree distributions and safekeeping of assets.
Investment Services
Westwood Trust utilizes a consultative approach in developing a client’s portfolio asset allocation. Our approach involves examining the client’s financial situation, including their current portfolio of investments, and advising the client on ways to reduce risk, enhance investment returns and strengthen their financial position based on each client’s unique objectives and constraints. Westwood Trust seeks to define and improve risk/return profiles of client investment portfolios by offering a comprehensive investment solution or enhancing clients’ existing investment strategies. Westwood Trust manages separate portfolios of equity and fixed income securities for certain agency and trust clients. Equity portfolios are generally patterned after the institutional strategies offered by Westwood Management or developed by the internal investment team in our Houston office. Fixed income portfolios consist of targeted laddered portfolios of primarily high-quality municipal securities.
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
Enhanced Balanced® Portfolios
Westwood Trust is a strong proponent of asset class diversification and offers its clients the ability to diversify among many different asset classes. Westwood Trust Enhanced Balanced® portfolios combine these asset classes into a customizable portfolio for clients seeking to maximize return for a given level of risk. Periodic adjustments are made to asset class weightings in Enhanced Balanced® portfolios based on historical returns, risk and correlation data, and our current capital markets outlook.
Select Equity Strategy
In late 2016, we launched the Westwood Select Equity strategy, a separately managed account offering that aims to provide low-frequency turnover and tax efficiency to high-net-worth individuals. The offering allows individuals to own a diversified portfolio of best ideas across Westwood. The portfolios are highly diversified and include value and growth stocks, along with small, mid and large-cap stocks. Westwood Select is also available without the tax efficiency overlay.

Distribution Channels
We market our services through several distribution channels to optimize the reach of our investment advisory and trust services. These channels enable us to leverage distribution infrastructures and capabilities of other financial services firms and intermediaries while focusing on our core competency of developing and managing investment strategies.
Institutional
In our institutional channel, we market our investment strategies through institutional investment consultants, financial intermediaries, managed accounts programs and directly to institutional investors. Institutional investment consultants serve as gatekeepers to the majority of corporate retirement plans, public retirement plans, endowments and foundations, which represent Westwood’s primary institutional target markets. Consultants provide guidance to their clients in setting asset allocation strategies and creating investment policies. Consultants also make recommendations for investment firms they believe can best meet their clients' investment objectives. We have established strong relationships with many global, national and regional investment consulting firms, which collectively have contributed to our being considered and hired by their clients. Continuing to enhance existing consulting firm relationships, as well as forging new relationships, increases the awareness of our services in both the consultant community and within their institutional client base.
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
Mutual Funds
In our mutual funds channel, we market our registered mutual funds, the Westwood Funds®, to institutional investment consultants, financial intermediaries, registered investment advisors, select broker-dealers and fund supermarkets. By leveraging our existing relationships with institutional investment consulting firms we are able to participate when their defined contribution and other retirement plan clients require a mutual fund vehicle. During 2016, we engaged a third-party distribution firm focused on select investment advisors and broker-dealers in the United States. We also seek relationships with financial intermediaries that manage discretionary fund models in order to have our funds placed in such models. Our wholesaling group markets our funds directly to registered investment advisors, select broker-dealers and mutual fund supermarkets.
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

Growth Strategy
We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that this focused, stable team has contributed significantly to our solid investment performance, superior client service and a growing array of investment strategies. We believe that opportunities for future growth will come from our ability to:

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
Grow assets in our existing investment strategies. We have significant capacity to manage additional assets across our existing range of investment strategies, which we have continued to expand. We have developed a range of approximately 20 institutional investment strategies by building on the core competencies of our U.S. Value team, as well as via the addition of new investment teams. In 2012, we established our Global and Emerging Markets Equity Team, thereby adding five new equity strategies that focus on emerging and global markets: Emerging Markets, Emerging Markets Plus, Emerging Markets SMid, Global Equity and Global Dividend. Our emerging markets strategies have experienced strong investor demand and we believe they provide additional growth opportunities. In 2014, we established our Global Convertible Securities Team, which manages two strategies - a long-only strategy called Strategic Global Convertibles, and a market neutral strategy called Market Neutral Income. Our U.S. Value Team has launched multiple strategies since 2014, including Concentrated LargeCap Value, MLP Opportunities, MLP & Strategic Energy, Worldwide Income Opportunity and Low Volatility Equity. These offerings, in combination with our range of seasoned investment strategies, provide significant capacity to grow assets under management. We have the team in place to support these investment strategies and, with strong investment performance, we believe that demand for these strategies can provide meaningful growth for our assets under management.
Foster continued growth of the Westwood Trust platform. Westwood Trust has experienced solid growth in serving small to medium-sized institutions as well as high net worth individuals and families. We anticipate continued interest from clients and prospects in our diversified, highly attentive service model. A significant percentage of new asset growth at Westwood Trust stems from referrals, as well as gathering additional assets from existing clients. We believe that our Enhanced Balanced® and Select Equity strategies, which offer diversified exposure to multiple asset classes in a tax-efficient, comprehensive manner, along with our separately managed portfolios, provide good opportunities for growth.

Foster expanded distribution via mutual funds. We have fifteen funds in the Westwood Funds® family:

• Westwood Emerging Markets (WWEMX)	• Westwood Opportunistic High Yield (WWHYX)
• Westwood Global Dividend (WWGDX)	• Westwood Short Duration High Yield (WHGHX)
• Westwood Global Equity (WWGEX)	• Westwood SmallCap Value (WHGSX)
• Westwood Income Opportunity (WHGIX)	• Westwood SMidCap (WHGMX)
• Westwood LargeCap Value (WHGLX)	• Westwood SMidCap Plus (WHGPX)
• Westwood Low Volatility Equity (WLVIX)(1)	• Westwood Strategic Global Convertibles (WSGCX)
• Westwood Market Neutral Income (WMNIX)	• Westwood Worldwide Income Opportunity (WWIOX)
• Westwood MLP and Strategic Energy (WMLPX)

(1) The Westwood Dividend Growth Fund transitioned to the Westwood Low Volatility Equity Fund in December 2016.
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
Pursue strategic corporate development opportunities. We evaluate strategic corporate development opportunities to augment organic growth. We may pursue various transactions, including acquisitions of asset management firms, mutual funds or private wealth firms, as well as hiring investment professionals or teams. We consider opportunities to enhance our existing operations, expand our range of investment strategies and services or further develop our distribution capabilities. By acquiring investment firms or by hiring investment professionals or teams that successfully manage investment strategies beyond our current expertise, we can both attract new clients and provide existing clients with an even more diversified range of investment strategies. We may also consider forging alliances with other financial services firms to leverage our core competency of developing superior investment strategies with alliance partners that can provide enhanced distribution capabilities or additional service offerings. In April 2015, we acquired Woodway Financial Advisors Inc. ("Woodway") to grow our private wealth business.
Pursue opportunities internationally through targeted sales and relationships with international distributors and institutional investors. In recent years we have increased our sales efforts outside of the U.S.  As of December 31, 2016, non-U.S. clients represented approximately 19% of our assets under management compared with 7% as of December 31, 2012.  The growth in our non-U.S. client base has primarily been a function of the broadening of our range of investment strategies to include Emerging Markets equity and Global Convertible Securities.  In addition, we established a UCITS platform in 2012 and now offer three sub-funds under the UCITS umbrella for non-U.S. investors.  We intend to continue our sales efforts outside of the U.S. During 2016, we engaged a third-party distribution firm focused on intermediary and institutional distribution throughout Continental Europe. We may consider forging alliances with additional international financial services firms or partners to obtain enhanced distribution capabilities and greater access to global customers. Additionally, we continue to target select institutional clients around the globe.
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

Develop or acquire new investment strategies. We continue to look for opportunities to expand the range of investment strategies that we offer to existing and prospective clients. We may consider internally-developed strategies that extend our existing investment process to new markets and may also consider externally acquired investment strategies. An expanded range of investment strategies offers additional ways to serve our client base, generating more diversified revenue streams, as well as providing asset and revenue growth opportunities.
Competition
We are subject to substantial and growing competition in all aspects of our business. Barriers to entry in the asset management business are relatively low and we expect to face a growing number of competitors. Although no single company dominates the asset management industry, many companies are larger, better known and have greater resources.
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
We compete against numerous investment dealers, banks, insurance companies, mutual fund companies, exchange-traded funds, brokerage and investment firms, and others that sell equity funds, taxable income funds, tax-free investments and other investment products. In addition, the allocation of assets by many investors from active equity investment to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to compete effectively with us. The demand for passive strategies with low-fee structures has rapidly increased, and investors are more frequently demanding customized and personalized strategies to fit their investment needs. This shift in the marketplace may benefit competitors that offer certain investment vehicles that we do not currently offer. In summary, our competitive landscape is intense and dynamic, and we may not be able to compete successfully in the future as an independent company.
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

Regulation
Virtually all aspects of our business are subject to federal, state and other non-U.S. jurisdictions laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients. Under such laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit advisers from carrying on their business if they fail to comply with such laws and regulations. Possible sanctions include suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. We believe that we are in compliance with all material laws and regulations.
Westwood Management
Our business is subject to regulation at federal and state levels by the SEC and other regulatory bodies. Westwood Management Corp. and Westwood Advisors, LLC are registered with the SEC under the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and under the laws of various states. As registered investment advisors, Westwood Management Corp. and Westwood Advisors, LLC are regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisors, including fiduciary duties, record keeping, operational and marketing requirements and disclosure obligations. Westwood Management Corp. also acts as adviser to the Westwood Funds®, a family of mutual funds registered with the SEC under the Investment Company Act of 1940 (the "Investment Company Act"). As an adviser to a registered investment company, Westwood Management Corp. must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance, and restrictions on transactions with affiliates. Under SEC rules and regulations promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management Corp. and Westwood Advisors, LLC to comply with SEC requirements could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized (the "Patriot Act"). We believe that we are in substantial compliance with the regulations under the Investment Advisers Act, the Investment Company Act and the Patriot Act.
As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading of client accounts, allocation of investment opportunities among clients, use of soft dollars, execution of transactions and recommendations to clients. We manage accounts for our clients with the authority to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. We may receive soft dollar credits from certain broker-dealers that are used to pay for brokerage and research related products, which reduces certain company operating expenses. We intend to use soft dollars to pay for only those brokerage and research related productions and services that fall within the safe harbor provisions of the Securities Exchange Act of 1934. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

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

•
prior regulatory approval for certain corporate events (such as mergers, the sale or purchase of all or substantially all trust company assets, and transactions transferring control of a trust company).

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
Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits, which is described as the part of equity capital equal to the balance of net profits, income, gains, and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board resolutions. At the discretion of its Board of Directors, Westwood Trust has made quarterly and special dividend payments to Westwood Holdings Group, Inc. out of undivided profits.
Westwood International
Westwood International is registered with both the Ontario Securities Commission (“OSC”) and the Autorité des marchés financiers (“AMF”) in Québec.
The OSC is an independent Crown corporation responsible for regulating the capital markets in Ontario. Its statutory mandate is to provide protection to investors from unfair, improper or fraudulent practices and to foster fair and efficient capital markets and confidence in capital markets. The OSC has rule making and enforcement powers to help safeguard investors, deter misconduct and regulate participants involved in capital markets in Ontario. It regulates firms and individuals that sell securities and provide advice in Ontario, and also regulates public companies, investment funds and marketplaces, such as the Toronto Stock Exchange. The OSC’s powers are granted under the Securities Act (Ontario), the Commodity Futures Act (Ontario) and certain provisions of the Business Corporations Act. It operates independently from the government and is funded by fees charged to market participants. The OSC is accountable to the Ontario Legislature through the Minister of Finance.

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
Employee Retirement Income Security Act of 1974
We are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to its related regulations insofar as we are a “fiduciary” under ERISA with respect to some clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on fiduciaries under ERISA or on entities that provide services to ERISA plan clients and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect on our business.
Department of Labor Fiduciary Rule
In April 2016, the U.S. Department of Labor (the "DOL") issued a final rule, which expanded the definition of an investment advice fiduciary under ERISA and the Internal Revenue Code. The rule expands the scope of investment advice subject to fiduciary standards by imposing ERISA fiduciary standards on advisors of individual retirement accounts. The rule focuses on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors and other investment professionals. The rule is anticipated to become applicable on April 10, 2017, with certain requirements deferred until January 1, 2018. We believe compliance with the rule and the related class exemptions could impact the decision making of retirement account holders in directing their retirement asset allocation, which could have an adverse effect on our business.
Employees
At December 31, 2016, we had 174 full-time employees (159 based in the United States and 15 based in Canada). No employees are represented by a labor union, and we believe our employee relations to be good.
Segment Information
For information about our operating segments, Advisory and Trust, please see Note 14 "Segment Reporting" to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" accompanying this Report.

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

•
Investment performance: Because we compete with many asset management firms on the basis of our investment strategies, the maintenance and growth of assets under management is dependent, to a significant extent, on the investment performance of the assets that we manage. Poor performance may result in the loss or reduction of client accounts, which decreases revenues. Underperformance relative to peer groups for our various investment strategies could adversely affect our results of operations, especially if such underperformance continues for an extended period of time. The historical returns of our strategies and the ratings and rankings we, or the mutual funds that we advise, have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future.  The investment performance we achieve for our customers varies over time and variances can be wide. In addition, certain of our investment strategies have capacity constraints, as there is a limit to the number of securities available for certain strategies to operate effectively.  In those instances, we may choose to limit access to new or existing investors.

Our business is subject to extensive regulation with attendant compliance costs and serious consequences for violations; expansion into international markets and introduction of new products and services increases our regulatory and operational risks.
Virtually all aspects of our business are subject to laws and regulations, including the Investment Advisers Act, the Investment Company Act, the Patriot Act, the Finance Code and anti-money laundering laws. These laws and regulations generally grant regulatory agencies broad administrative powers, including the power to limit or restrict us from operating our business, as well as powers to place us under conservatorship or closure if we fail to comply with such laws and regulations. Violations of such laws or regulations could subject us or our employees to disciplinary proceedings and civil or criminal liability, including revocation of licenses, censures, fines or temporary suspensions, permanent barring from the conduct of business, conservatorship, or closure. Any such proceeding or liability could have a material adverse effect upon our business, financial condition, results of operations and business prospects.

In addition, the regulatory environment in which we operate is subject to change. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. In recent years, regulators have increased their oversight of the financial services industry. Some regulations are focused directly on the investment management industry, while others are more broadly focused but affect our industry as well. In April 2016, the DOL issued a final rule regarding the definition of an investment advice fiduciary under ERISA and the Internal Revenue Code. The rule expands the scope of investment advice subject to fiduciary standards by imposing ERISA fiduciary standards to advisors of individual retirement accounts. The rule focuses on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors and other investment professionals. The rule is anticipated to become applicable on April 10, 2017, with certain requirements deferred until January 1, 2018. While we continue to review and analyze the potential impact to our business and our clients and will make necessary operational changes to comply with the rule, compliance with the final rule and the related class exemptions could have a material adverse effect on our business.
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
Recently, we have expanded our product offerings, vehicles offered and international business activities with strategies in global and emerging markets, global multi-asset and global convertible securities. Additionally, our client base continues to expand internationally. As of December 31, 2016, approximately 19% of our AUM is managed for clients who are domiciled outside the United States. As a result, we face increased operational, regulatory, compliance, reputational and foreign exchange rate risks. In particular, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011. The failure of our compliance and internal control systems to properly identify and mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.
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
The investment management and private wealth industry is highly competitive, with competition based on a variety of factors, including investment performance, fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation and differentiated products.  A number of factors increase our competitive risks, including the following:

•	Potential competitors have a relatively low cost of entering the investment management industry.

•	Many competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do.

•	The continuing trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of some of our competitors.

•	Recent changes in consumer demand for technological capabilities, including the enhanced ability for firms to offer passive management, has increased competition in our industry.

•	Shifts in demand for alternative investment styles, asset classes and distribution vehicles may cause our competitors to be perceived as more attractive.

•	Other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals.

•	Some competitors charge lower fees for their investment management services than we do.

•	Some competitors may provide additional client services, including banking, financial planning and tax planning.

If we are unable to compete effectively, our earnings could be reduced and our business could be adversely affected.
Some of our strategies invest in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
As of December 31, 2016, approximately 21% of our assets under management were invested in strategies offering access to global and emerging markets with significant exposure to non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of clients invested in these strategies. Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty, including, for example, the broad decline in global economic conditions that began in 2015. Many financial markets are less developed or efficient than U.S. financial markets and therefore may have limited liquidity and higher price volatility, and may lack an established regulatory framework. Liquidity may be adversely affected by political or economic events, government policies, and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. As a result, we may be unable to attract or retain client investments in these strategies or assets invested in these strategies may experience significant declines in value, and our results of operations may be negatively affected.
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
The development of new investment strategies, whether through acquisition or internal development, requires a substantial amount of time and significant financial resources, including expenses related to compensation, sales and marketing, information technology, legal counsel and other professional services. Our ability to market and sell a new investment strategy depends on our financial resources, the investment performance of the specific strategy, the timing of the offering and our marketing strategies. Once an investment strategy is developed, we must effectively introduce the strategy to existing and prospective clients. Our ability to sell new investment strategies to existing and prospective clients may depend on our ability to meet or exceed the performance of our competitors offering the same or a similar strategy. We may not be able to manage the assets within a given investment strategy profitably and it may take years before we produce the level of results that will attract clients. If we are unable to realize the benefits of the costs and expenses incurred in developing new investment strategies, we may experience losses as a result of our management of these investment strategies, and our ability to introduce further new investment strategies and compete in our industry may be hampered.
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
Failure to implement and maintain effective cyber security controls could disrupt our operations and have a material adverse effect on our results of operations, reputation and stock price.
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
Any delays or inaccuracies in securities pricing information or information processing could give rise to claims that could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent on information systems and third-party vendors for securities pricing information, information processing and updates for certain software. We may suffer a systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, unauthorized access, act of God, act of war, or otherwise, and our back-up procedures and capabilities may be inadequate to prevent the risk of extended interruptions in operations.
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
Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-registered adviser, mutual fund adviser and publicly-traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Similarly, the investment strategies that we manage could be subject to actual or threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims, as well as class action suits seeking substantial damages. While customers do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly or we provide poor financial advise, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent customers are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise or our investment professionals under the federal securities laws or state law. See the discussion of our current legal proceedings in Item 3. “Legal Proceedings”.
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
In addition, we have performance fee agreements with a few clients, who pay us a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which could have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly from one measurement period to the next, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $0.6 million in 2016, $2.7 million in 2015 and $3.8 million in 2014.
Our business is dependent on investment advisory, subadvisory and trust agreements that are subject to termination or non-renewal. As a result, we could lose clients on very short notice.
Substantially all of our revenues are derived pursuant to investment advisory, subadvisory and trust agreements with our clients. Investors in funds that we advise or subadvise may redeem their investments at any time without prior notice, thereby reducing our assets under management. These investors may redeem for any reason, including general financial market conditions, our absolute or relative investment performance or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Redemption of a substantial amount of investments or a termination or failure to renew a material number of these agreements would adversely affect our revenues and have a material adverse effect on our earnings and financial condition.
A small number of clients account for a substantial portion of our business, and a reduction or loss of business with any of these clients could have a material adverse effect on our business, financial condition and results of operations.
Our ten largest clients accounted for approximately 20% of our fee revenue for each of the years ended December 31, 2016, 2015 and 2014. We are dependent to a significant degree on our ability to maintain our relationships with these clients. There can be no assurance that we will be successful in maintaining existing client relationships, securing additional clients or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large clients or to establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Westwood, Westwood Management and Westwood Trust conduct their principal operations using approximately 40,000 square feet of leased office space in Dallas, Texas pursuant to a lease with an initial term that expires in 2026. In addition, we lease approximately 8,000 square feet of office space in Houston, Texas pursuant to a lease with a term that expires in June 2024, approximately 5,000 square feet of office space in Omaha, Nebraska pursuant to a lease with a term that expires in July 2019 and approximately 2,000 square feet of office space in Framingham, Massachusetts pursuant to a lease with a term that expires in April 2018. Westwood International conducts its principal operations using approximately 6,000 square feet of office space in Toronto, Ontario pursuant to a lease with a term that expires in May 2018. We continue to assess these facilities to ensure their adequacy to serve our anticipated business needs.

Item 3.	Legal Proceedings.
We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (together “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and Warren International, LLC, an executive recruiting firm. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million CDN in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase was completed in 2013, and we continue to be in the discovery phase.
While we intend to vigorously defend both actions and pursue the counterclaims, we are currently unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact of these actions and counterclaims. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, will be covered by insurance. Defending these actions and pursuing these counterclaims may be expensive for us and time consuming for our personnel. While we do not currently believe these proceedings will have a material impact, adverse resolution of these actions and counterclaims could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “WHG.” At December 31, 2016, there were approximately 225 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater. The table below presents the high and low closing prices for our common stock, as reported by the NYSE for the periods indicated.

	2016		2015
	High	Low	High	Low
For the Quarter Ended:
March 31	$59.03	$42.20	$63.59	$58.67
June 30	60.73	50.00	64.07	55.90
September 30	56.88	49.66	62.30	50.37
December 31	63.60	49.99	61.10	51.76
Dividends
We have declared a cash dividend on our common stock for each quarter since our common stock was first publicly-traded. The table below sets forth the dividends declared for the periods indicated.

	2016	2015
First Quarter	$0.57	$0.50
Second Quarter	0.57	0.50
Third Quarter	0.57	0.50
Fourth Quarter	0.62	0.57
In addition, on February 8, 2017 we declared a quarterly cash dividend of $0.62 per share on our common stock payable on April 3, 2017 to stockholders of record on March 10, 2017. We intend to continue paying cash dividends in such amounts as our Board of Directors may determine to be appropriate. Any future payments of cash dividends will be at the discretion of the Board of Directors and subject to limitations under the Delaware General Corporation Law.
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

Issuer Purchases of Equity Securities
On July 20, 2012, our Board of Directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. In July 2016, Westwood's Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program. As of December 31, 2016, approximately $9.4 million remained available under the share repurchase program.
Between January 1, 2016 and December 31, 2016, under the share repurchase program the Company repurchased 117,552 shares of our common stock at an average price of $47.93 per share, including commissions, and at an aggregate purchase price of $5.6 million.
The following table displays information with respect to the treasury shares we purchased during the three months ended December 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program(1)
October 1-31, 2016	100	49.96	100		$9,366,000
Canadian Plan(2)	—	—	—	CDN	$5,960,000
Employee transactions(3)
October 1-31, 2016	2,920	$50.26	—		—

(1) These purchases relate to the share repurchase program and were authorized in July 2012 and 2016.
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

Performance Graph
The following graph compares total stockholder returns of Westwood since December 31, 2011 with the total return of the Russell 2000 Index and the SNL Asset Manager Index, a composite of 42 publicly-traded asset management companies.

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2011	2012	2013	2014	2015	2016
Westwood Holdings Group, Inc.	$100.00	$116.48	$182.48	$187.95	$164.46	$197.30	97.30%
Russell 2000 Index	100.00	116.35	161.52	169.43	161.95	196.45	96.45%
SNL Asset Manager Index	100.00	128.30	197.16	208.00	177.39	187.66	87.66%
The total return for our stock and for each index assumes $100 invested on December 31, 2011 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE under the ticker symbol “WHG.”
The closing price of our common stock on the last trading day of the year ended December 31, 2016 was $59.99 per share. Historical stock price performance is not necessarily indicative of future price performance.

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

	Year ended December 31, (in thousands, except per share amounts)
	2016(1)	2015(2)	2014(3)	2013	2012(4)
Consolidated Statements of Income Data:
Total revenues	$123,021	$130,936	$113,241	$91,825	$77,495
Employee compensation and benefits	$61,509	$63,562	$52,847	$47,864	$43,698
Employee compensation and benefits as a % of Total revenues	50.0%	48.5%	46.7%	52.1%	56.4%
Income before income taxes	$34,010	$42,220	$42,036	$28,185	$20,020
Income before income taxes as a % of Total revenues	27.6%	32.2%	37.1%	30.7%	25.8%

Net income	$22,647	$27,105	$27,249	$17,837	$12,086
Earnings per share – basic	$2.84	$3.49	$3.63	$2.43	$1.69
Earnings per share – diluted	$2.77	$3.33	$3.45	$2.32	$1.65
Cash dividends declared per common share	$2.33	$2.07	$1.82	$1.64	$1.51

Economic Earnings(5)	$41,108	$46,496	$41,445	$30,027	$23,233
Economic Earnings per common share	$5.03	$5.71	$5.24	$3.90	$3.18
________________

(1)
Our 2016 financial results were negatively impacted by $1.3 million of one-time costs associated with implementation of new information technology platforms, net of tax, which negatively impacted diluted earnings per share by $0.16 per share.

(2)
The financial results of Woodway are included in our 2015 results from the acquisition date of April 1, 2015. Our 2015 results also include a pre-tax $1.0 million non-cash charge related to acceleration of stock-based compensation expense for a particular grant and an $807,000 tax expense for uncertain tax positions related to prior years. These items negatively impacted diluted earnings per share by $0.08 and $0.10, respectively.

(3)	Our 2014 Income before income taxes as a percentage of Total revenues improved as increases in Total revenues outpaced increases in expenses.

(4)	Our 2012 financial results were negatively impacted by start-up costs related to Westwood International, which was established in the second quarter of 2012.

(5)
Economic Earnings is a non–U.S. generally accepted accounting principles (“non-GAAP”) performance measure that is provided as supplemental information. See the definition of Economic Earnings and the reconciliation from Net income in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Financial Information.”

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheets Data (in thousands):
Cash and investments	$90,164	$95,060	$97,751	$75,418	$63,723
Total assets	179,678	181,336	139,874	116,050	96,617
Stockholders’ equity	146,069	133,967	110,007	88,663	76,553

Assets Under Management (in millions)	$21,241	$20,762	$20,168	$18,861	$14,102

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with “Selected Financial Data” included in this Report, as well as our Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.
Forward-Looking Statements
Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “forecast”, “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, our financial condition, and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements. Therefore you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:

•	the composition and market value of our assets under management;

•	regulations adversely affecting the financial services industry;

•	competition in the investment management industry;

•	our assets under management includes investments in foreign companies;

•	our ability to develop and market new investment strategies successfully;

•	our relationships with current and potential customers;

•	our ability to retain qualified personnel;

•	our ability to maintain effective cyber security;

•	our ability to maintain effective information systems;

•	our ability to pursue and properly integrate acquired businesses;

•	litigation risks;

•	our ability to properly address conflicts of interest;

•	our ability to maintain adequate insurance coverage;

•	our ability to maintain an effective system of internal controls;

•	our ability to maintain our fee structure in light of competitive fee pressures;

•	our relationships with investment consulting firms; and

•	the significant concentration of our revenues in a small number of customers.
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

Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International. Westwood Management and Westwood International provide investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (“UCITS”), individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2016 Westwood Management, Westwood International and Westwood Trust collectively managed assets valued at approximately $21.2 billion. We believe we have established a track record of delivering competitive, risk-adjusted returns for our clients.
With respect to the bulk of our client assets under management, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity, strengthening balance sheets and that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have average investment experience of sixteen years.
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
2016 Highlights
The following items are highlights for the year ended December 31, 2016:

•
Assets under management as of December 31, 2016 were $21.2 billion, a 2% increase compared to December 31, 2015. Quarterly average assets under management decreased 2% to $21.2 billion for 2016 compared to 2015, which contributed to the 6% decrease in Total revenue in 2016.

•	Strong performance of our Emerging Markets, Small Cap Value and Global Convertible Securities strategies.

•	Our Concentrated LargeCap strategy reached its three-year anniversary with performance well ahead of its benchmark over the three-year period.

•
In October 2016, the Board approved a 9% increase in our quarterly dividend to $0.62 per share, or an annual rate of $2.48 per share, resulting in a dividend yield of 4.1% using the year-end stock price of $59.99 per share.

•	Our financial position remains strong with liquid cash and investments of $90.2 million and no debt as of December 31, 2016.
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

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. During the first quarter of 2016, Westwood Trust changed the billing terms for most of our trust clients from quarterly in advance, based on assets under management of the last day of the preceding quarter, to quarterly in arrears, based on a daily average of assets under management for the quarter. This billing change did not impact revenue recognized during the quarter or year, as we recognize trust fee revenues as services are rendered. Since billing periods for most of Westwood Trust's clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Consolidated Financial Statements do not contain a significant amount of deferred revenue.
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
General and Administrative
General and administrative expenses generally consist of costs associated with the lease of office space, amortization, depreciation, insurance, custody expense, Board of Directors fees, investor relations, licenses and fees, office supplies and other miscellaneous expenses.

Assets Under Management
Assets under management increased $479 million, or 2%, to $21.2 billion at December 31, 2016 compared to $20.8 billion at December 31, 2015. Quarterly average assets under management decreased $341 million, down 2%, to $21.2 billion for 2016 compared with $21.5 billion for 2015.
Assets under management increased $594 million, or 3%, to $20.8 billion at December 31, 2015 compared to $20.2 billion at December 31, 2014. Quarterly average assets under management increased $1.7 billion, up 9%, to $21.5 billion for 2015 compared with $19.8 billion for 2014.
The following table sets forth our assets under management as of December 31, 2016, 2015 and 2014:

	As of December 31, (in millions)			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Institutional	$11,911	$11,752	$12,471	1%	(6)%
Private Wealth	5,520	5,393	3,974	2%	36%
Mutual Funds	3,810	3,617	3,723	5%	(3)%
Total Assets Under Management(1)	$21,241	$20,762	$20,168	2%	3%
________________

(1)
AUM excludes approximately $1.0 billion of assets under advisement ("AUA") as of December 31, 2016 related to our model portfolios, including approximately $675 million in a long-only convertibles fund for which we provide consulting advice but do not have direct discretionary investment authority. AUM for 2015 and 2014 excludes approximately $336.8 million and $670.3 million of assets under advisement, respectively, related to model portfolios, for which we provided consulting advice but for which we did not have direct discretionary investment authority. During the fourth quarter of 2015, approximately $330 million of assets related to our market neutral income strategy transitioned from AUA to AUM.

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

•
Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Management provides advisory services in ten limited liability companies to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, but views these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently held in custody for clients where we believe such assets may convert to fee-generating managed assets upon an inter-generational transfer of wealth at a future date.

•
Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and private wealth accounts.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2016
Assets Under Management (in millions)	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$11,752	$5,393	$3,617	$20,762
Client flows:
Inflows/new accounts	1,694	623	939	3,256
Outflows/closed accounts(1)	(2,877)	(826)	(1,088)	(4,791)
Net outflows	(1,183)	(203)	(149)	(1,535)
Market appreciation	1,342	330	342	2,014
Net change	159	127	193	479
End of period assets	$11,911	$5,520	$3,810	$21,241
________________

(1)
Institutional outflows include approximately $30 million in an account that transitioned to our model portfolio, for which we no longer have direct discretionary investment authority. This account is now included in AUA aggregating $1.0 billion as of December 31, 2016.

The increase in assets under management for the year ended December 31, 2016 was due to market appreciation of $2.0 billion, partially offset by net outflows of $1.5 billion. Flows were primarily related to net outflows in our SMidCap, Income Opportunity, LargeCap Value, AllCap Value and Market Neutral Income strategies, partially offset by net inflows in our Emerging Markets Plus and SmallCap Value strategies.

	Year Ended December 31, 2015
Assets Under Management (in millions)	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$12,471	$3,974	$3,723	$20,168
Client flows:
Inflows/new accounts(1)	2,456	806	1,541	4,803
Outflows/closed accounts	(2,305)	(815)	(1,509)	(4,629)
Net inflows (outflows)	151	(9)	32	174
Acquisition related	—	1,583	—	1,583
Market depreciation	(870)	(155)	(138)	(1,163)
Net change	(719)	1,419	(106)	594
End of period assets	$11,752	$5,393	$3,617	$20,762
________________

(1)	Institutional inflows include approximately $330 million of assets related to our global convertibles strategy, which transitioned from AUA to AUM during the fourth quarter of 2015.
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

	Year Ended December 31, 2014
Assets Under Management (in millions)	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$12,139	$3,938	$2,784	$18,861
Client flows:
Inflows/new accounts	2,062	355	1,392	3,809
Outflows/closed accounts	(2,655)	(412)	(721)	(3,788)
Net inflows (outflows)	(593)	(57)	671	21
Market appreciation	925	93	268	1,286
Net change	332	36	939	1,307
End of period assets	$12,471	$3,974	$3,723	$20,168
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

	Years ended December 31, (in thousands)			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenues
Advisory fees:
Asset-based	$91,492	$99,275	$88,473	(8)%	12%
Performance-based	635	2,698	3,806	(76)	(29)
Trust fees	30,313	28,795	20,525	5	40
Other revenues, net	581	168	437	246	(62)
Total revenues	123,021	130,936	113,241	(6)	16
Expenses
Employee compensation and benefits	61,509	63,562	52,847	(3)	20
Sales and marketing	1,919	1,839	1,673	4	10
Westwood mutual funds	3,155	3,435	2,543	(8)	35
Information technology	7,735	5,732	3,469	35	65
Professional services	5,622	5,617	4,905	—	15
General and administrative	9,071	8,531	5,768	6	48
Total expenses	89,011	88,716	71,205	—	25
Income before income taxes	34,010	42,220	42,036	(19)	—
Provision for income taxes	11,363	15,115	14,787	(25)	2
Net income	$22,647	$27,105	$27,249	(16)%	(1)%
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Total Revenues. Total revenues decreased $7.9 million, or 6%, to $123.0 million for fiscal 2016 compared with $130.9 million for fiscal 2015. The decrease was attributable to a $7.8 million decrease in asset-based advisory fees and a $2.1 million decrease in performance-based fees, offset by a $1.5 million increase in Trust fees. Advisory-based fees decreased as a result of lower average assets under management in 2016 compared to 2015. Trust fees increased as a result of a full year of revenue generated by Woodway.
Employee Compensation and Benefits. Employee compensation and benefit costs decreased $2.1 million, or 3%, to $61.5 million in fiscal 2016 compared with $63.6 million in fiscal 2015. This decrease was primarily due to a $3.0 million decrease in incentive compensation due to lower results for fiscal 2016 and a one-time $1.6 million restricted stock charge primarily related to a non-cash charge for acceleration of stock-based compensation expense for a particular grant in 2015. These decreases were partially offset by an increase in compensation costs attributable to increased average headcount and merit increases. We had 174 full-time employees as of December 31, 2016 compared to 168 at December 31, 2015.
Information Technology. Information technology expenses increased 35% to $7.7 million for fiscal 2016 compared with $5.7 million for fiscal 2015 due to $1.9 million in costs associated with implementing new information technology platforms, increased research and support expenses, and incremental support costs related to the Woodway acquisition.
General and Administrative. General and administrative expenses increased 6% to $9.1 million for fiscal 2016 compared with $8.5 million for fiscal 2015, primarily due to increased rent and depreciation expenses related to the expansion of our corporate headquarters and amortization of intangibles related to the Woodway acquisition. The increase was partially offset by accelerated depreciation of leasehold improvements in 2015.
Provision for Income Taxes. The effective tax rate decreased to 33.4% for fiscal 2016 compared to 35.8% for fiscal 2015. The decrease is primarily related to a tax charge for uncertain tax positions related to prior years (net of federal benefit) recorded in 2015.

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
Employee Compensation and Benefits. Employee compensation and benefit costs increased $10.8 million, or 20%, to $63.6 million in fiscal 2015 compared with $52.8 million in fiscal 2014. This increase was primarily due to increases of $3.8 million in salary expense and incentive compensation, primarily relating to additional hires at Westwood Holdings, Westwood Management and Westwood Trust, $3.5 million in restricted stock expense, including a $1.0 million non-cash charge related to acceleration of stock-based compensation expense for a particular grant, and $3.1 million in compensation and benefits related to 27 Woodway employees. These increases were partially offset by a decrease in the amortization of long-term incentive awards for Westwood International employees. We had 168 full-time employees as of December 31, 2015 compared to 130 at December 31, 2014.
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
Professional Services. Professional services expenses increased 15% to $5.6 million for fiscal 2015 compared to $4.9 million for fiscal 2014, primarily due to $0.7 million in transaction costs related to the Woodway acquisition in 2015.
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
In calculating Economic Earnings, we add back to net income the non-cash expense associated with equity-based compensation awards of restricted stock, amortization of intangible assets and deferred taxes related to the tax-basis amortization of goodwill. Although depreciation on property and equipment is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement.
For the year ended December 31, 2016, our Economic Earnings decreased by 12% to $41.1 million compared with $46.5 million for the year ended December 31, 2015, primarily due to the decrease in net income.
The following table provides a reconciliation of net income to Economic Earnings for the years presented:

	For the years ended December 31, (in thousands, except share data)					% Change
	2016	2015	2014	2013	2012	2016 vs. 2015	2015 vs. 2014	2014 vs. 2013	2013 vs. 2012
Net Income	$22,647	$27,105	$27,249	$17,837	$12,086	(16)%	(1)%	53%	48%
Add: Restricted stock expense	15,954	17,574	13,685	11,679	10,521	(9)	28	17	11
Add: Intangible amortization	1,960	1,546	359	359	472	27	331	—	(24)
Add: Tax benefit from goodwill amortization	547	271	152	152	154	102	78	—	(1)
Economic Earnings	$41,108	$46,496	$41,445	$30,027	$23,233	(12)%	12%	38%	29%
Economic Earnings per Share	$5.03	$5.71	$5.24	$3.90	$3.18	(12)%	9%	34%	23%

Liquidity and Capital Resources

	As of December 31, (in thousands)
Balance Sheet Data	2016	2015
Assets:
Cash and cash equivalents	$33,679	$22,740
Accounts receivable	23,429	19,618
Total liquid assets	57,108	42,358
Investments	$56,485	$72,320
We had cash and investments of $90.2 million and $95.1 million as of December 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents as of December 31, 2016 and December 31, 2015 includes approximately $20 million and $15 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested. If these funds were needed for our U.S. operations, we would be required to accrue and pay incremental U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
At December 31, 2016 and 2015, working capital aggregated $86.3 million and $72.8 million, respectively. As required by the Finance Code, Westwood Trust is subject to a minimum capital requirement of $4.0 million. At December 31, 2016, Westwood Trust had approximately $13.4 million in excess of its minimum capital requirement. We had no debt at December 31, 2016 or December 31, 2015.

	For the years ended December 31, (in thousands)
Cash Flow Data	2016	2015	2014
Operating cash flows	$47,392	$55,208	$26,523
Investing cash flows	(1,810)	(25,084)	(478)
Financing cash flows	(34,944)	(22,139)	(17,971)
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of December 31, 2016 and December 31, 2015, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, generally result from timing differences between collection of fees billed and payment of operating expenses.
During 2016, cash flow provided by operating activities, principally our Advisory segment, aggregated $47.4 million compared to cash provided by operations of $55.2 million during 2015 and $26.5 million during 2014. The decrease of $7.8 million in 2016 was primarily due to changes in operating assets and liabilities and net income, partially offset by cash transferred from our investment accounts. The increase of $28.7 million from 2014 to 2015 was primarily due to cash transferred from our investment accounts and working capital.
Cash flow used in investing activities during 2016 and 2014 of $1.8 million and $0.5 million, respectively, was primarily related to purchases of property and equipment. Cash flow used in investing activities during 2015 of $25.1 million was due to the acquisition of Woodway.
Cash used in financing activities increased to $34.9 million during 2016, compared to $22.1 million and $18.0 million during 2015 and 2014, respectively, primarily due to the payment of contingent consideration related to the Woodway acquisition and repurchases of common stock under our share repurchase plan.
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
Cash Dividends
The following table summarizes dividends declared during 2016 and 2015:

2016:
Declaration Date	Record Date	Paid Date	Dividend Per Share
February 3, 2016	March 11, 2016	April 1, 2016	$0.57
April 27, 2016	June 10, 2016	July 1, 2016	$0.57
July 27, 2016	September 9, 2016	October 3, 2016	$0.57
October 26, 2016	December 9, 2016	January 3, 2017	$0.62
			$2.33

2015:
Declaration Date	Record Date	Paid Date	Dividend Per Share
February 4, 2015	March 13, 2015	April 1, 2015	$0.50
April 29, 2015	June 12, 2015	July 1, 2015	$0.50
July 29, 2015	September 11, 2015	October 1, 2015	$0.50
October 28, 2015	December 15, 2015	January 4, 2016	$0.57
			$2.07

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016 (in thousands).

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(1)	$8,228	$2,146	$4,167	$1,915	$—
Operating lease obligations	$15,039	$2,339	$3,709	$3,020	$5,971
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
Consolidation
We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a variable interest entity (“VIE”), or a voting interest entity (“VOE”), under U.S. generally accepted accounting principles (“GAAP”) and whether we have a controlling financial interest in the entity.
A VIE is an entity in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities without subordinated financial support,(ii) the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest or (iii) the entity is structured with disproportionate voting rights, and substantially all of the activities are conducted on behalf of an investor with disproportionately few voting rights. That is, the at-risk equity holders do not have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. An enterprise must consolidate all VIEs of which it is the primary beneficiary. We determine if a sponsored investment meets the definition of a VIE by considering whether the fund’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund’s at-risk equity holders absorb any losses, have the right to receive residual returns and have the right to direct the activities of the entity most responsible for the entity’s economic performance. The primary beneficiary of a VIE is defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously.
A VOE is an entity that is outside the scope of the guidance for VIEs. Consolidation of a VOE is required when a reporting entity owns a controlling financial interest in a VOE. Ownership of a majority of the voting interests is the usual condition for a controlling financial interest.

Assessing whether or not an entity is a VIE or VOE involves judgment and analysis. Factors included in this assessment include the legal organization of the entity, our contractual involvement with the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Determining if the Company is the primary beneficiary of a VIE also requires significant judgment. There is judgment involved to assess if the Company has the power to direct the activities that most significantly impact the entity’s economic results and to assess if the Company has an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns. We reconsider whether entities are a VIE or VOE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change the investors’ ability to direct the activities of the entity.
We have evaluated all of our advisory relationships with the Westwood Investment Funds PLC (the “UCITS Fund”), the Westwood Funds®, limited liability companies ("LLCs") and our relationship as sponsor of the Common Trust Funds ("CTFs") to determine whether each of these entities is a VIE or VOE. Based on our analysis, we determined that the limited liability companies and CTFs were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entity's Board of Directors and can influence the entity's management and affairs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors with a simple majority vote, so we determined the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the
Westwood Funds'® independent board of directors, which direct the activities that most significantly impact the entity's economic performance, we determined that the Westwood Funds® were not VIEs. Therefore, the UCITS Fund and the
Westwood Funds® should be analyzed under the VOE consolidation method.
Based on our analysis of our seed investments in these entities for the year ended December 31, 2016, we have not consolidated the limited liability companies or CTFs under the VIE method or the UCITS Fund or the Westwood Funds® under the VOE method, and therefore the results of these entities are not included in the Company’s consolidated financial results.
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
Recoverability of the carrying value of goodwill is measured at the reporting unit level. We have identified two reporting units, which are consistent with our reporting segments. In performing a quantitative analysis, we measure the recoverability of goodwill for our reporting units using a combination of the income approach and market multiple approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of cash flows and the risks inherent in those cash flows. The key assumptions used in the market multiple valuation require significant management judgment, including the determination of our peer group and the valuation multiples of such peer group.

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
During 2016, 2015 and 2014, we completed our annual impairment assessments and concluded no impairment losses were required.
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
During 2016, 2015 and 2014, we completed our annual impairment assessments and concluded no impairment losses were required.
Stock-Based Compensation
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
We are required to assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. As of December 31, 2016 and 2015, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income does not result in future years, a valuation allowance may be required.

We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority, based on the merits of the position. We periodically review our tax positions and adjust the balances as new information becomes available. In making these assessments, we often must analyze complex tax laws of multiple domestic and international jurisdictions. The actual outcome of our tax positions, if significantly different from our estimates, could materially impact the financial statements. At December 31, 2015, we had an uncertain tax liability of $1.6 million. During 2016, we increased our uncertain tax liability to $2.5 million. These amounts are included in "Income taxes payable" on our consolidated balance sheets.
Accounting Developments
See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for a description of new accounting standards and their anticipated effects on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Our revenues are primarily generated from fees derived as a percentage of our AUM, which is subject to market risks. Additionally, we invest corporate capital in various financial instruments, including United States treasury bills and equity funds, all of which present inherent market risks. We do not currently participate in any hedging activities, nor do we currently utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that involve market risks.
Securities Markets and Interest Rates
The value of assets under management is affected by fluctuations in securities markets and changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of assets under management, our revenues may be adversely affected by a decline in the prices of securities or changing interest rates. A hypothetical 10% decrease in our average assets under management during the year ended December 31, 2016 would have reduced our reported consolidated total revenue by approximately $12 million.
Our cash equivalents and other investment instruments are exposed to financial market risk due to fluctuations in interest rates, which may affect interest income. We do not expect interest income to be significantly affected by sudden changes in market interest rates.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar, as Westwood International operates in Toronto, Canada. For the year ended December 31, 2016, Westwood International represented 37% of our consolidated income before income taxes. Changes in the currency exchange rate result in cumulative translation adjustments included in “Accumulated other comprehensive loss” on our consolidated balance sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the year ended December 31, 2016 were 0.6859 and 0.7981, respectively. A hypothetical 10% devaluation in the average quoted United States dollar-equivalent of the Canadian dollar exchange rate during the year ended December 31, 2016 would have reduced our reported consolidated income before income taxes by approximately $1.2 million.

Item 8.	Financial Statements and Supplementary Data
The reports of independent registered public accounting firms and our Consolidated Financial Statements listed in the accompanying index are included in Item 15 of this Report. See “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
The Company had no disagreements with its current or previous independent registered public accounting firms.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, Westwood’s internal control over financial reporting is effective based on those criteria.
Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page 41.

By:	/s/ Brian O. Casey
Brian O. Casey, President & Chief Executive Officer

/s/ Tiffany B. Kice
Tiffany B. Kice, Chief Financial Officer
February 23, 2017
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Westwood Holdings Group, Inc.
Dallas, Texas
We have audited the internal control over financial reporting of Westwood Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 23, 2017

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is or will be set forth in the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 11.	Executive Compensation.
The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information as of December 31, 2016 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries, our only equity compensation plans in effect at that time. The material terms of these plans were approved by our stockholders and are discussed in Note 9 "Employee Benefits" to our Consolidated Financial Statements included in this Report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	466,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	466,000
(1) Includes 392,000 shares available under our Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and approximately 74,000 shares available under the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries.
The other information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is or will be set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
Dated: February 23, 2017
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
Raymond E. Wooldridge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Westwood Holdings Group, Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 23, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Westwood Holdings Group, Inc.
We have audited the accompanying consolidated balance sheet of Westwood Holdings Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 (not presented herein), and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westwood Holdings Group, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
February 26, 2015

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(in thousands, except par values and share amounts)

	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$33,679	$22,740
Accounts receivable	23,429	19,618
Investments, at fair value	56,485	72,320
Other current assets	2,364	2,926
Total current assets	115,957	117,604
Goodwill	27,144	27,144
Deferred income taxes	10,903	11,042
Intangible assets, net	21,394	23,354
Property and equipment, net of accumulated depreciation of $4,590 and $3,687	4,280	2,192
Total assets	$179,678	$181,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,641	$3,549
Dividends payable	6,679	5,749
Compensation and benefits payable	17,200	20,264
Contingent consideration	—	9,023
Income taxes payable	3,148	6,268
Total current liabilities	29,668	44,853
Accrued dividends	1,767	1,699
Deferred rent	2,174	817
Total long-term liabilities	3,941	2,516
Total liabilities	33,609	47,369
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,801,938 and outstanding 8,810,375 shares at December 31, 2016; issued 9,425,309 and outstanding 8,630,687 shares at December 31, 2015	98	94
Additional paid-in capital	162,730	143,797
Treasury stock, at cost – 991,563 shares at December 31, 2016; 794,622 shares at December 31, 2015	(44,353)	(34,910)
Accumulated other comprehensive loss	(4,287)	(4,688)
Retained earnings	31,881	29,674
Total stockholders’ equity	146,069	133,967
Total liabilities and stockholders’ equity	$179,678	$181,336

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands, except shares and per share data)

	2016	2015	2014
Revenues:
Advisory fees
Asset-based	$91,492	$99,275	$88,473
Performance-based	635	2,698	3,806
Trust fees	30,313	28,795	20,525
Other revenues, net	581	168	437
Total revenues	123,021	130,936	113,241
Expenses:
Employee compensation and benefits	61,509	63,562	52,847
Sales and marketing	1,919	1,839	1,673
Westwood mutual funds	3,155	3,435	2,543
Information technology	7,735	5,732	3,469
Professional services	5,622	5,617	4,905
General and administrative	9,071	8,531	5,768
Total expenses	89,011	88,716	71,205
Income before income taxes	34,010	42,220	42,036
Provision for income taxes	11,363	15,115	14,787
Net income	$22,647	$27,105	$27,249
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	401	(3,457)	(974)
Other comprehensive income (loss)	401	(3,457)	(974)
Total comprehensive income	$23,048	$23,648	$26,275

Earnings per share:
Basic	$2.84	$3.49	$3.63
Diluted	$2.77	$3.33	$3.45
Weighted average shares outstanding:
Basic	7,961,891	7,756,647	7,512,348
Diluted	8,165,475	8,149,399	7,906,545

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2014	8,176,417	$88	$103,853	$(23,169)	$(257)	$8,148	$88,663
Net income						27,249	27,249
Other comprehensive loss					(974)		(974)
Issuance of restricted stock, net of forfeitures	231,642	2	(2)				—
Stock-based compensation expense			13,685				13,685
Reclassification of compensation liability to be paid in shares			170				170
Tax benefit related to stock-based compensation			2,153				2,153
Dividends declared ($1.82 per share)						(15,080)	(15,080)
Purchases of treasury stock	(11,476)			(669)			(669)
Restricted stock returned for payment of taxes	(88,123)			(5,190)			(5,190)
BALANCE, December 31, 2014	8,308,460	$90	$119,859	$(29,028)	$(1,231)	$20,317	$110,007
Net income						27,105	27,105
Other comprehensive loss					(3,457)		(3,457)
Issuance of common stock for acquisition	109,712	1	5,291				5,292
Issuance of restricted stock, net of forfeitures	305,342	3	(3)				—
Stock-based compensation expense			17,574				17,574
Reclassification of compensation liability to be paid in shares			338				338
Tax benefit related to stock-based compensation			1,831				1,831
Dividends declared ($2.07 per share)						(17,748)	(17,748)
Purchases of treasury stock	(21,818)			(1,327)			(1,327)
Issuance of treasury stock under employee stock plans	20,375		(1,093)	1,093			—
Restricted stock returned for payment of taxes	(91,384)			(5,648)			(5,648)
BALANCE, December 31, 2015	8,630,687	$94	$143,797	$(34,910)	$(4,688)	$29,674	$133,967
Net income						22,647	22,647
Other comprehensive income					401		401
Issuance of common stock for acquisition	80,253	1	3,733				3,734
Issuance of restricted stock, net of forfeitures	296,376	3	(3)				—
Stock-based compensation expense			15,954				15,954
Reclassification of compensation liability to be paid in shares			167				167
Tax deficiencies related to stock-based compensation			(256)				(256)
Dividends declared ($2.33 per share)						(20,440)	(20,440)
Purchases of treasury stock	(128,026)			(6,248)			(6,248)
Issuance of treasury stock under employee stock plans	12,048		(662)	662			—
Restricted stock returned for payment of taxes	(80,963)			(3,857)			(3,857)
BALANCE, December 31, 2016	8,810,375	$98	$162,730	$(44,353)	$(4,287)	$31,881	$146,069

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$22,647	$27,105	$27,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	969	1,050	579
Amortization of intangible assets	1,960	1,546	359
Unrealized losses (gains) on trading investments	(510)	613	(75)
Stock-based compensation expense	15,954	17,574	13,685
Deferred income taxes	149	(3,285)	(2,133)
Excess tax benefits from stock-based compensation	(165)	(1,455)	(1,850)
Net sales (purchases) of investments – trading securities	16,345	6,684	(14,991)
Other	269	(58)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,493)	(5,192)	(369)
Other current assets	567	(375)	70
Accounts payable and accrued liabilities	(926)	1,174	353
Compensation and benefits payable	(2,848)	2,912	1,307
Income taxes payable	(3,655)	6,890	2,406
Other liabilities	129	25	(67)
Net cash provided by operating activities	47,392	55,208	26,523
Cash flows from investing activities:
Acquisition of Woodway, net of cash acquired	—	(24,133)	—
Purchases of property, equipment and other	(1,819)	(951)	(478)
Proceeds on sale of property and equipment	9	—	—
Net cash used in investing activities	(1,810)	(25,084)	(478)
Cash flows from financing activities:
Purchases of treasury stock	(5,634)	—	—
Purchases of treasury stock under employee stock plans	(614)	(1,327)	(669)
Restricted stock returned for payment of taxes	(3,857)	(5,648)	(5,190)
Excess tax benefits from stock-based compensation	165	1,455	1,850
Payment of contingent consideration in acquisition	(5,562)	—	—
Cash dividends paid	(19,442)	(16,619)	(13,962)
Net cash used in financing activities	(34,944)	(22,139)	(17,971)
Effect of currency rate changes on cash	301	(3,376)	(807)
Net increase (decrease) in cash and cash equivalents	10,939	4,609	7,267
Cash and cash equivalents, beginning of year	22,740	18,131	10,864
Cash and cash equivalents, end of year	$33,679	$22,740	$18,131

Supplemental cash flow information:
Cash paid during the year for income taxes	$14,860	$11,639	$14,418
Common stock issued for acquisition	$3,734	$5,292	$—
Non-cash accrued contingent consideration	$—	$9,023	$—
Accrued dividends	$8,446	$7,448	$6,318
Tenant allowance included in Property and equipment	$1,236	$—	$—

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS:
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp. and Westwood Advisors, LLC (each of which is an SEC registered investment advisor and referred to hereinafter together as “Westwood Management”), Westwood Trust and Westwood International Advisors Inc. (“Westwood International”). Westwood Management and Westwood International provide investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (“UCITS”), individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds ("CTFs") to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Westwood Management is a registered investment advisor under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking. Westwood International is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission and the Autorité des marchés financiers in Québec.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a variable interest entity (“VIE”), or a voting interest entity (“VOE”), under U.S. generally accepted accounting principles (“GAAP”) and whether we have a controlling financial interest in the entity. Assessing whether or not an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include, but are not limited to, the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. We reconsider whether entities are a VIE or VOE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change the investors’ ability to direct the activities of the entity.
A VIE is an entity in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities without subordinated financial support, (ii) the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest or (iii) the entity is structured with disproportionate voting rights, and substantially all of the activities are conducted on behalf of an investor with disproportionately few voting rights. That is, the at-risk equity holders do not have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. An enterprise must consolidate all VIEs of which it is the primary beneficiary. We determine if a sponsored investment meets the definition of a VIE by considering whether the fund’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund’s at-risk equity holders absorb any losses, have the right to receive residual returns and have the right to direct the activities of the entity most responsible for the entity’s economic performance. The primary beneficiary of a VIE is defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously.
A VOE is an entity that is outside the scope of the guidance for VIEs. Consolidation of a VOE is required when a reporting entity owns a controlling financial interest in a VOE. Ownership of a majority of the voting interests is the usual condition for a controlling financial interest.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have evaluated all of our advisory relationships with Westwood Investment Funds PLC (the “UCITS Fund”), the Westwood Funds®, limited liability companies ("LLCs") and our relationship as sponsor of the Common Trust Funds ("CTFs") to determine whether each of these entities is a VIE or VOE. Based on our analysis, we determined that the limited liability companies and CTFs were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entity's Board of Directors and can influence the entity's management and affairs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors with a simple majority vote, so we determined the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds'® independent board of directors, which direct the activities that most significantly impact the entity's economic performance, we determined that the Westwood Funds® were not VIEs. Therefore, the UCITS Fund and the Westwood Funds® should be analyzed under the VOE consolidation method.
Based on our analysis of our seed investments in these entities for the year ended December 31, 2016, we have not consolidated the limited liability companies or CTFs under the VIE method or the UCITS Fund or the Westwood Funds® under the VOE method, and therefore the results of these entities are not included in the Company’s consolidated financial results. We have included the disclosures related to VIEs and VOEs in Note 11 "Variable Interest Entities."
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
Cash and Cash Equivalents
Cash and cash equivalents consist of money market accounts and other short-term, highly liquid investments with maturities of three months or less, other than pooled investment vehicles that are considered investments. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses on uninsured cash accounts.
Accounts Receivable
Accounts receivable represents balances arising from services provided to customers and are recorded on an accrual basis, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical amounts written off, existing conditions in the industry, and the financial stability of the customer. The majority of our accounts receivable balances consist of advisory and trust fees receivable from customers that we believe and have experienced to be fully collectible. Accordingly, our Consolidated Financial Statements do not include an allowance for bad debt nor any bad debt expense.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
We determined the estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 3 "Investments" and 4 "Fair Value of Financial Instruments" are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, UCITS and Westwood Trust common trust fund shares, equals fair value based on prices quoted in active markets and, with respect to funds, the reported net asset value of the shares held. Market values of our money market holdings generally do not fluctuate.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment.
We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than the carrying amount. We assess goodwill for impairment using either a qualitative or quantitative assessment. The qualitative assessment includes consideration of the current trends in the industry in which we operate, macroeconomic conditions, recent financial performance of our reporting units and a market multiple approach valuation. In performing the annual impairment test during the third quarter, or more frequently when impairment indicators exist, and after assessing the qualitative factors, we may be required to utilize the two-step approach prescribed by ASC 350, Goodwill and Other Intangible Assets. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis. The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss. The fair value of each reporting unit is estimated, entirely or predominantly, using a market multiple approach. During the third quarter of 2016 we completed our annual goodwill impairment assessment and determined that no impairment loss was required. No impairments were recorded during any of the periods presented.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. A limited number of our clients have contractual performance-based fee arrangements, which pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since billing periods for most of our advance paying clients coincide with the calendar quarter to which payment relates, revenue is fully recognized within the quarter. Consequently no significant amount of deferred revenue is contained in our Consolidated Financial Statements. Deferred revenue is shown on the consolidated balance sheets under the heading of “Accounts payable and accrued liabilities.” Other revenues generally consist of interest and investment income, which are recognized as earned.
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
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. We record compensation costs for these awards on a straight-line basis over the vesting period once we determine it is probable that the award will be earned.  Awards expected to be settled in shares are funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or forfeited. Shares held in the trust are shown on our consolidated balance sheet as treasury shares.  Until shares are acquired by the trust, we record compensation costs and measure the liability as a cash-based award, which is included in “Compensation and benefits payable” on our consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, the compensation expense recorded for these awards was $524,000, $145,000 and $359,000, respectively. When the number of shares related to an award is determinable, the award becomes an equity award accounted for in a manner similar to restricted stock, which is described in Note 9 "Employee Benefits."
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
We file a United States federal income tax return as a consolidated group for Westwood and its subsidiaries based in the United States. We file a Canadian income tax return for Westwood International. Deferred income tax assets and liabilities are determined based on temporary differences between the financial statements and income tax bases of assets and liabilities as measured at enacted income tax rates. Deferred income tax expense is generally the result of changes in deferred tax assets and liabilities. Deferred taxes relate primarily to incentive compensation and stock-based compensation expense.
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
We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority based on the merits of the position. We include penalties and interest on income-based taxes, if any, in the “General and administrative” line on our consolidated statements of comprehensive income. At December 31, 2016, we had $2.5 million of unrecognized tax benefits accrued, net of $$942,000 federal deferred tax assets, related to uncertain tax positions. At December 31, 2015, we had $1.6 million of unrecognized tax benefits accrued, net of $607,000 federal deferred tax assets, related to uncertain tax positions. See Note 7 "Income Taxes."
Business Combinations
In allocating the purchase price of a business combination, the Company records all assets acquired and liabilities assumed at fair value, with the excess of the purchase price over the aggregate fair values recorded as goodwill. ASC 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The fair value assigned to identifiable intangible assets acquired is based on estimates and assumptions made by management at the time of the acquisition. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.
The acquired customer accounts, trade names and non-compete agreements are subject to fair value measurements based primarily on significant inputs not observable in the market and thus represent level 3 measurements. The valuation of an acquired customer list utilizes an income approach, which provides an estimate of the fair value of an asset based on discounted cash flows and management estimates, including the estimated growth associated with existing clients, market growth and client attrition. The valuation of acquired trade names uses a relief-from-royalty method in which the fair value of the intangible asset is estimated to be the present value of royalties saved because the Company owns the intangible asset. Revenue projections and estimated useful lives are used in estimating the fair value of the trade names. The non-compete agreements are calculated using the with-or-without method, which utilizes the probability of these employees competing with the Company and revenue projections to calculate the valuation of non-compete agreements.
When an acquisition includes future contingent consideration on achieving certain annualized revenue from the post-closing acquired business over a specified time period, the Company estimates the fair value of the earn-out using overall revenue growth projections combined with existing customer base lost revenue projections, both discounted and probability-weighted. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date, and the fair value of the contingent consideration is remeasured at each subsequent reporting period, with any change in fair value recognized as income or expense within the consolidated statement of comprehensive income.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment eliminates step two from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. Under step two, an entity had to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date following procedures required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendment is effective, on a prospective basis, for annual or interim periods beginning after December 15, 2019, with early adoption permitted. We do not expect the amendment to have a material impact on our Consolidated Financial Statements and expect to adopt the standard within the required time frame.
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
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance related to identifying performance obligations and the licensing guidance in ASU 2014-09. The amendment is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting year. We do not expect the adoption of ASU 2016-10 to have a material impact on our Consolidated Financial Statements and disclosures and expect to adopt the standard within the required time frame.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The purpose of the amendment is to simplify the accounting for share-based payment transactions, and includes changes to the accounting for the classification of awards as either equity or liabilities, classification of certain share-based payment items on the statement of cash flows, the accounting for forfeitures and certain income tax consequences. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of tax benefits on the statement of cash flows using either a prospective or retrospective transition method. We will adopt ASU 2016-09 effective January 1, 2017. The amendment related to accounting for forfeitures will be adopted using a modified retrospective method, resulting in a cumulative-effect adjustment in our consolidated balance sheet on January 1, 2017, to reflect actual forfeitures versus the previously-estimated forfeiture rates, representing an approximate $700,000 reduction to "Retained earnings" with the offset to "Additional paid-in capital." The amendments related to the recognition of excess tax benefits and tax shortfalls in the income statement and presentation of excess tax benefits on the statement of cash flows will be adopted prospectively, with no adjustments made to prior periods.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. The amendment is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting year. We do not expect the adoption of ASU 2016-08 to have a material impact on our Consolidated Financial Statements and disclosures and expect to adopt the standard within the required time frame.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more useful information for making decisions. The amendment addresses various aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect the application of ASU 2016-01 to have a material impact on our Consolidated Financial Statements and disclosures and expect to adopt the new standard in the required time frame.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entitites that Calculate Net Asset Value (NAV) per Share (or its Equivalent) to amend certain fair value disclosure requirements. The update requires that all investments for which the fair value is measured using the NAV practical expedient be excluded from the fair value hierarchy as Level 2 or Level 3 measurements. We have retrospectively adopted this guidance as of December 31, 2016 in the fair value hierarchy table in Note 4 "Fair Value of Financial Instruments." As a result, $3.2 million and $3.1 million of investments were recategorized into the NAV practical expedient column and are no longer included in Level 2 for the periods ending December 31, 2016 and 2015, respectively. This adoption did not have a material impact on our Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis. This amendment modifies the analysis required to evaluate whether certain legal entities should be consolidated, including variable interest entities. This amendment changes the evaluation of fee arrangements and related party transactions when determining whether to consolidate a variable interest entity. The amendment is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within reporting periods beginning after December 15, 2017, although early adoption is permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our Consolidated Financial Statements and disclosures and expect to adopt the standard within the required time frame.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS"). The issuance of a comprehensive and converged standard on revenue recognition is expected to improve the ability of financial statement users to understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue being recognized. In August 2015, in order to amend the effective date of ASU 2014-09, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date. Under the amendment, the effective date of ASU 2014-09 has been extended by one year for all entities. For public entities, the ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Retrospective application is required, with the entity either applying the change to each prior reporting period presented or applying the cumulative effect of each prior reporting period presented at the date of initial application. Early adoption is permitted based on the initial effective date of December 15, 2016. We expect to adopt the standard effective January 1, 2018 and do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. INVESTMENTS:
Investments are presented below (in thousands). All investments are carried at fair value, and all investments are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016:
U.S. Government and Government agency obligations	$30,275	$—	$(2)	$30,273
Money market funds	14,127	—	—	14,127
Equity funds	12,057	204	(176)	12,085
Marketable securities	$56,459	$204	$(178)	$56,485

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015:
U.S. Government and Government agency obligations	$50,972	$15	$(15)	$50,972
Money market funds	9,179	—	—	9,179
Equity funds	12,653	—	(484)	12,169
Marketable securities	$72,804	$15	$(499)	$72,320
The following amounts, except for income tax amounts, are included in our consolidated statements of comprehensive income under the heading “Other revenues” for the years indicated (in thousands):

	2016	2015	2014
Realized gains	$113	$283	$156
Realized losses	(220)	(43)	(50)
Net realized gains (losses)	$(107)	$240	$106
Income tax expense (benefit) from gains (losses)	$(37)	$84	$37
Interest income – trading	$282	$143	$51
Dividend income	$265	$284	$212
Unrealized gains/(losses)	$510	$(613)	$75
 As of December 31, 2016 and 2015, the Company had seed investments totaling $11.0 million and $10.7 million, respectively, in the Westwood Funds®, Westwood Common Trust Funds and the UCITS fund. which are included in “Investments, at fair value” on our consolidated balance sheets. See Note 11 "Variable Interest Entities."
4. FAIR VALUE OF FINANCIAL INSTRUMENTS:
ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value as follows:

•	Level 1 – quoted market prices in active markets for identical assets and liabilities

•	Level 2 – inputs other than quoted prices that are directly or indirectly observable

•	Level 3 – unobservable inputs where there is little or no market activity

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of December 31, 2016
Investments in trading securities	$53,319	$—	$—	$3,166	$56,485
Total financial instruments	$53,319	$—	$—	$3,166	$56,485
As of December 31, 2015
Investments in trading securities	$69,260	$—	$—	$3,060	$72,320
Contingent consideration	—	—	(9,023)	—	(9,023)
Total financial instruments	$69,260	$—	$(9,023)	$3,060	$63,297

(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. These investments were recategorized and are no longer included within Level 2 of the valuation hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in our consolidated balance sheets (see Note 2 "Summary of Significant Accounting Policies").

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
For periods subsequent to the initial measurement of the contingent consideration, changes in the fair value of the contingent consideration are recorded in Other revenues, net on the consolidated statements of comprehensive income. During the fourth quarter of 2015, the Company revised its estimate of the acquisition date Earn-Out Amount to $9.0 million and recorded $78,600 in "Other revenues, net." During 2016, the Company finalized the Earn-Out Amount of $9.3 million based on actual revenues from the post-closing business of Woodway for the twelve month period ended March 31, 2016 and recorded a charge of $273,000 in "Other revenues, net" on the consolidated statements of comprehensive income. The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (in thousands):

Contingent Consideration
Beginning balance, December 31, 2015	$9,023
Change in carrying value	273
Payment of contingent consideration	(9,296)
Ending balance, December 31, 2016	$—
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS:
Acquisition of Woodway Financial Advisors
Westwood completed the acquisition of Woodway on April 1, 2015. The total Merger consideration consisted of (i) $30.6 million in cash and stock, as described below, and (ii) contingent consideration equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for certain clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”). The final Earn-Out Amount of $9.3 million (discounted from $10.1 million due to certain required holding periods on the Westwood shares) was paid 54.84% in cash and 45.16% in shares of Westwood common stock, valued using the average closing price during the last 30 calendar days of the Earn-Out Period. In relation to the Merger, Westwood entered into employment agreements with certain Woodway employees that, among other things, provided for specified compensation and benefits for the related employees.
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
The acquisition of Woodway was accounted for using the acquisition method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. As of December 31, 2016, consideration of $39.7 million has been allocated using Woodway’s historical balance sheet at March 31, 2015 based on valuations of acquired assets and assumed liabilities in connection with the acquisition.
The allocation of the purchase price is as follows (in thousands):

Purchase Price Allocation
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
At the time of the acquisition, the Company believed that its enhanced market position and future growth potential were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of December 31, 2016, $15.9 million of the goodwill arising from the acquisition is expected to be deductible for tax purposes.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We incurred transaction costs of $1.1 million related to the Woodway acquisition, of which $732,000 and $392,000 are included in “Professional services” on our consolidated statements of comprehensive income for the years ended December 31, 2015 and 2014, respectively.
Our consolidated results for the year ended December 31, 2016 included Total revenues and Net income attributable to Woodway of $9.6 million and $2.6 million, respectively. Our consolidated results for the year ended December 31, 2015 included Total revenues and Net income attributable to Woodway of $7.7 million and $2.2 million, respectively.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the twelve months ended December 31, 2016, 2015 and 2014 assume that the Woodway acquisition had occurred on January 1, 2014, after giving effect to acquisition accounting adjustments relating to amortization of the valued intangible assets and to record additional compensation costs related to employment contracts entered into as a result of the acquisition. These unaudited pro forma results exclude one-time, non-recurring costs related to the acquisition, including $1.1 million of transaction costs. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future.

	Year Ended December 31,
Pro Forma Results (in thousands)	2016	2015	2014
Total revenues	$123,021	$133,628	$123,729
Net income	$22,647	$28,080	$29,429
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Changes in goodwill are as follows (in thousands):

	As of December 31,
	2016	2015
Beginning balance	$27,144	$11,255
Acquisition of Woodway (1)	—	15,889
Ending balance	$27,144	$27,144
(1) The $15.9 million of goodwill acquired through the acquisition of Woodway is entirely attributable to the Trust segment.
Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2016 and determined that no impairment loss was required. No impairments were recorded during the years ended December 31, 2016, 2015 or 2014.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally-developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. The following is a summary of intangible assets at December 31, 2016 and 2015 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2016
Client relationships	14.8	$25,396	$(4,672)	$20,724
Trade names	4.2	942	(496)	446
Non-compete agreements	2.9	283	(176)	107
Internally developed software	7.0	136	(19)	117
		$26,757	$(5,363)	$21,394
2015
Client relationships	14.8	$25,396	$(2,954)	$22,442
Trade names	4.2	942	(358)	584
Non-compete agreements	2.9	283	(91)	192
Internally developed software	7.0	136	—	136
		$26,757	$(3,403)	$23,354
Amortization expense, which is included in “General and administrative” expense on our consolidated statements of comprehensive income, was $2.0 million, $1.5 million and $359,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Estimated Amortization Expense
For the year ending December 31,
2017	$1,960
2018	1,896
2019	1,875
2020	1,760
2021	1,643

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. BALANCE SHEET COMPONENTS:
Property and Equipment
The following table reflects information about our property and equipment as of December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
Leasehold improvements	$3,908	$1,728
Furniture and fixtures	2,362	1,804
Computer hardware and office equipment	2,306	2,116
Construction in progress	294	231
Accumulated depreciation	(4,590)	(3,687)
Property and equipment, net	$4,280	$2,192

Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of December 31,
	2016	2015
Foreign currency translation adjustment, net of tax of $10 and $102	$(4,287)	$(4,688)
Accumulated other comprehensive loss	$(4,287)	$(4,688)
Share Repurchase Program
On July 20, 2012, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. In July 2016, Westwood's Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program. As of December 31, 2016, approximately $9.4 million remained available under the share repurchase program.
Between January 1, 2016 and December 31, 2016, under our share repurchase plan, the Company repurchased 117,552 shares of our common stock at an average price of $47.93, including commissions, at an aggregate purchase price of $5.6 million.
7. INCOME TAXES:
Income Tax Provision
Income (loss) before income taxes by jurisdiction is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
United States	$21,539	$27,324	$36,104
Canada	12,471	14,896	5,932
Total	$34,010	$42,220	$42,036
Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 35% to income before income taxes.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands):

	Years ended December 31,
	2016		2015		2014
Income tax provision computed at US federal statutory rate	$11,893	35.0%	$14,777	35.0%	$14,712	35.0%
Canadian rate differential	(1,050)	(3.1)	(1,287)	(3.0)	(520)	(1.2)
Change in uncertain tax positions, net of federal benefit	542	1.6	1,059	2.5	—	—
State and local income taxes, net of federal benefit	230	0.6	465	1.1	442	1.1
Other, net	(252)	(0.7)	101	0.2	153	0.3
Total income tax expense	$11,363	33.4%	$15,115	35.8%	$14,787	35.2%
Effective income tax rate	33.4%		35.8%		35.2%
We include penalties and interest on income-based taxes in the “General and administrative” line on our consolidated statements of comprehensive income. We recorded $101,000, $119,000 and $16,000 of penalties and interest in 2016, 2015 and 2014, respectively.
Income tax provision (benefit) as set forth in the consolidated statements of comprehensive income consisted of the following components (in thousands):

	Years ended December 31,
	2016	2015	2014
Current taxes:
US Federal	$6,765	$12,015	$16,230
State and local	1,136	2,564	690
Foreign	3,313	3,821	—
Total current taxes	11,214	18,400	16,920
Deferred taxes:
US Federal	314	(3,331)	(3,590)
State and local	36	(156)	(40)
Foreign	(201)	202	1,497
Total deferred taxes	149	(3,285)	(2,133)
Total income tax expense	$11,363	$15,115	$14,787

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Share-based compensation expense	$6,325	$6,258
Deferred rent	762	51
Compensation and benefits payable	4,907	5,222
Federal unrecognized tax benefit	942	607
Other	74	166
Total deferred tax assets	13,010	12,304
Deferred tax liabilities:
Property and equipment	(1,013)	(233)
Intangibles	(1,023)	(959)
Unrealized gains on investments	(71)	(70)
Total deferred tax liabilities	(2,107)	(1,262)
Net deferred tax assets	$10,903	$11,042
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2016, the Company’s 2013, 2014 and 2015 tax years are open for examination by the Internal Revenue Service, and various state and foreign jurisdiction tax years remain open to examination. We are not currently under audit by any taxing jurisdiction.
We have not provided United States income taxes and foreign withholding taxes on the undistributed earnings of our foreign subsidiary, Westwood International, because we intend to permanently reinvest such earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related United States tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2016, the cumulative amount of earnings upon which United States income taxes have not been provided is approximately $20 million, and the unrecognized deferred tax liability related to these earnings is approximately $3.0 million.
As of December 31, 2016 and 2015, the Company's gross liability related to uncertain tax positions was $2.5 million and $1.6 million, respectively. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as the related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. We had no liability for uncertain tax positions recorded during the year ended December 31, 2014. A reconciliation of the change in recorded uncertain tax positions during the years ended December 31, 2016 and 2015 is as follows (in thousands):

Balance at January 1, 2015	$—
Additions for tax positions related to the current year	492
Additions for tax positions related to prior years	1,137
Balance at December 31, 2015	$1,629
Additions for tax positions related to the current year	354
Additions for tax positions related to prior years	580
Reductions for tax positions related to prior years	(101)
Balance at December 31, 2016	$2,462
Within the next twelve months, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $2.5 million as a result of settlements with certain taxing authorities that, if recognized, would decrease our provision for income taxes by $1.6 million.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. REGULATORY CAPITAL REQUIREMENTS:
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying condensed consolidated balance sheets. At December 31, 2016, Westwood Trust had approximately $13.4 million in excess of its minimum capital requirement.
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
Westwood International is subject to the working capital requirements of the Ontario Securities Commission, which requires that combined cash and receivables exceed current liabilities by at least $100,000 CDN. At December 31, 2016 Westwood International had combined cash and receivables that were $35.6 million CDN (or $26.5 million in U.S. dollars using the exchange rate on December 31, 2016) in excess of its current liabilities, which satisfies this requirement.
9. EMPLOYEE BENEFITS:
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. The total number of shares that may be issued under the Plan (including predecessor plans to the Plan) may not exceed 4,398,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At December 31, 2016, approximately 392,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2016	2015	2014
Service condition restricted stock expense	$10,377	$9,439	$7,580
Performance-based restricted stock expense	4,927	7,403	5,718
Restricted stock expense under the Plan	15,304	16,842	13,298
Canadian Plan restricted stock expense	650	732	387
Total stock-based compensation expense	$15,954	$17,574	$13,685
Total income tax benefit recognized related to stock-based compensation	$4,749	$6,217	$5,764
Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions. We accrue dividends on unvested restricted stock, which are due and payable upon vesting of restricted stock. Accrued dividends coming due within the next twelve months are included in "Dividends payable" on the consolidated balance sheet, with the remaining noncurrent portion of accrued dividends included in "Accrued dividends" on the consolidated balance sheet. At December 31, 2016, we had recorded $6.7 million and $1.8 million in Dividends payable and Accrued dividends, respectively. At December 31, 2015, we had recorded $5.7 million and $1.7 million in Dividends payable and Accrued dividends, respectively.
As of December 31, 2016, there was approximately $23.8 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.2 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs to cover minimum tax withholding requirements. We withheld 80,963 shares in 2016 for this purpose. Our two types of restricted stock grants under the Plan are discussed below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Subject Only to a Service Condition
For the years ended December 31, 2016, 2015 and 2014, we granted restricted stock to employees and non-employee directors. Employee shares generally vest over four years and Director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued, an adjustment for restrictions on dividends and an estimate of shares that will not vest due to forfeitures. This compensation cost is amortized on a straight-line basis over the applicable vesting period.
The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2016:

Restricted shares subject only to a service condition:	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	580,469	$56.76
Granted	259,293	47.97
Vested	(183,405)	51.78
Forfeited	(48,856)	54.72
Non-vested, December 31, 2016	607,501	$54.67
The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
Restricted shares subject only to a service condition:	2016	2015	2014
Weighted-average grant date fair value	$47.97	$61.42	$58.70
Fair value of shares vested (in thousands)	$9,497	$7,797	$7,236
Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over a five-year period subject to achieving annual performance goals established by the Compensation Committee of Westwood’s Board of Directors. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares, which historically has been based upon Westwood’s adjusted pre-tax income, as defined. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the final calculation of adjusted pre-tax income as derived from the Company’s audited financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In March 2016, the Compensation Committee established the 2016 goal for our Chief Executive Officer as adjusted pre-tax income of $40 million for 50% of his award and an adjusted pre-tax income target of $47 million (ranging from 50% of target for threshold performance of $40 million to 185.25% of target for maximum performance of $59 million) for the remaining 50% of his award. For all other restricted stock grants subject to performance conditions, the Compensation Committee established the 2016 goal as adjusted pre-tax income of at least $35.3 million. Adjusted pre-tax income is determined based on our audited financial statements and is equal to income before income taxes increased by expenses incurred for the year for (i) incentive compensation for all officers and employees, (ii) performance-based restricted stock awards, and (iii) mutual fund share incentive awards, excluding start-up, non-recurring, and similar expense items, at the Committee’s discretion. In the first quarter of 2016, we concluded that it was probable that we would meet the performance goals required to vest the applicable percentage of the performance-based restricted shares this year and began recording expense related to those shares.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted shares subject to service and performance conditions:	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2016	101,313	$61.29
Granted	153,620	55.90
Vested	(101,313)	61.29
Forfeited	—	—
Non-vested, December 31, 2016	153,620	$55.90
The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
Restricted shares subject to service and performance conditions:	2016	2015	2014
Weighted-average grant date fair value	$55.90	$61.29	$58.59
Fair value of shares vested (in thousands)	$6,209	$5,936	$4,143

The above amounts as of December 31, 2016 do not include 51,258 non-vested restricted shares that potentially vest over performance years subsequent to 2016, as the annual performance goals for those years have not been set by the Compensation Committee and therefore no grant date has been established.
Canadian Plan
As discussed in Note 2, the Canadian Plan provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN (or $7.4 million in U.S. Dollars using the exchange rate on December 31, 2016) may be funded to the Plan Trustee to fund purchases of common stock with respect to awards granted under the Canadian Plan. At December 31, 2016, approximately $4.4 million remains available for issuance under the Canadian Plan, or approximately 74,000 shares based on the closing share price of our stock of $59.99 as of the last business day of 2016. During 2016, the trust formed pursuant to the Canadian Plan purchased in the open market 10,474 Westwood common shares for approximately $614,000. On December 1, 2016, 12,048 shares vested at a total fair value of approximately $726,000. As of December 31, 2016, the trust holds 31,600 shares of Westwood common stock. As of December 31, 2016, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $651,000, which we expect to recognize over a weighted-average period of 1.5 years.
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
These awards vest after approximately one year of service following the year in which the participant earns the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned. We record expense for these awards over the service period, which is approximately two years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the years ended December 31, 2016, 2015, and 2014, we recorded expense of $1.3 million, $1.2 million and $863,000, respectively, related to mutual fund share incentive awards. As of December 31, 2016 and 2015, we had an accrued liability of $1.7 million and $2.0 million, respectively, related to mutual fund incentive awards.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Share Units
We have a deferred share unit (“DSU”) plan for employees of Westwood International. A DSU is an award linked to the value of Westwood’s common stock and is represented by a notional credit to a participant account. The value of a DSU is initially equal to the value of a share of our common stock. DSUs vest 20%, 40%, 60%, and 80% after two, three, four and five years of service, respectively. DSUs become fully vested after six years of service and the liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSUs based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. As of December 31, 2016, we had an accrued liability of $365,000 for 8,331 deferred share units related to the 2012, 2013, 2014 and 2015 awards issued in 2013, 2014, 2015 and 2016, respectively, which is based on the $59.99 per share closing price of our common stock on the last trading day of the year ended December 31, 2016.
Benefit Plans
Westwood has a defined contribution and profit-sharing plan that was adopted in July 2002 and covers substantially all of our employees. Discretionary employer profit-sharing contributions become fully vested after six years of service by the participant. For U.S. employees, Westwood provides a 401(k) match of up to 6% of eligible compensation. For Westwood International employees, Westwood provides a Registered Retirement Savings Plan match of up to 6% of eligible compensation. These retirement plan matching contributions vest immediately.
The following table displays our profit-sharing and 401(k) contributions for the periods presented (in thousands):

	Years ended December 31,
	2016	2015	2014
Profit-sharing contributions	$1,001	$965	$816
Retirement plan matching contributions	1,518	1,319	928
10. EARNINGS PER SHARE:
Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted EPS is computed based on the weighted average shares of common stock outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were 984 and 5,993 anti-dilutive restricted shares as of December 31, 2016 and 2015, respectively. There were no anti-dilutive restricted shares as of December 31, 2014.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2016	2015	2014
Net income	$22,647	$27,105	$27,249

Weighted average shares outstanding – basic	7,961,891	7,756,647	7,512,348
Dilutive potential shares from unvested restricted shares	182,979	350,755	394,197
Dilutive potential shares from contingent consideration	20,605	41,997	—
Weighted average shares outstanding – diluted	8,165,475	8,149,399	7,906,545
Earnings per share:
Basic	$2.84	$3.49	$3.63
Diluted	$2.77	$3.33	$3.45

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. VARIABLE INTEREST ENTITIES:
As discussed in Note 2 "Summary of Significant Accounting Policies", the CTFs and LLCs (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds® and UCITS Fund are considered VOEs (together the "Westwood VOEs"). We receive fees for managing assets in these entities commensurate with market rates. As of December 31, 2016 and 2015, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities. Based on our analysis, we have not consolidated the Westwood VIEs or Westwood VOEs into our financial statements for the years ended December 31, 2016 or 2015.
In May 2015, the Company provided seed investments of $5.4 million for two new Westwood mutual funds. In both December 2015 and January 2014, the Company provided seed investments of $2.0 million to two common trust funds. In October 2014, the Company provided €1.6 million, or approximately $2.0 million, to the UCITS Fund. These seed investments were provided for the sole purpose of showing economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our consolidated balance sheet at December 31, 2016.
Otherwise, we have not provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds®, the UCITS Fund and the CTFs are accounted for as investments in accordance with our other investments described in Note 3 "Investments". We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $52.2 million, $56.4 million and $48.2 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
The following table displays the assets under management, amount of our seed investments that are included in “Investments, at fair value” on the consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of December 31, 2016
	Assets Under Management	Seed Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,810	$6	$6
Common Trust Funds	2,532	3	3
LLCs	119	—	—
UCITS Fund	518	2	2
All other assets:
Private Wealth	2,869
Institutional	11,393
Total AUM	$21,241

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. RELATED PARTY TRANSACTIONS:
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. There was approximately $97,000 in fees due from these accounts as of December 31, 2016 and no amounts due as of December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, we recorded trust fees from these accounts of $409,000, $454,000, and $264,000, respectively.
The Company engages in transactions with its affiliates as part of our operations. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns fees paid by either clients of the fund or directly by the funds. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates. For the years ended December 31, 2016, 2015 and 2014, we recorded fees from the affiliated Funds of $3.1 million, $1.3 million and $1.1 million, respectively, which are included in “Asset-based advisory fees” on our consolidated statement of comprehensive income. As of December 31, 2016 and 2015, $270,000 and $96,000 of these fees were unpaid and included in “Accounts receivable” on our consolidated balance sheet, respectively.
13. COMMITMENTS AND CONTINGENCIES:
Leases
We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2026. Rental expense for facilities and equipment leases for years ended December 31, 2016, 2015 and 2014 aggregated approximately $2.4 million, $2.0 million and $1.5 million, respectively, and is included in general and administrative and information technology expenses in the accompanying consolidated statements of comprehensive income.
At December 31, 2016, the future contractual rental payments for noncancelable operating leases for each of the following five years and thereafter are as follows (in thousands):

Year ending:
2017	$2,339
2018	2,138
2019	1,571
2020	1,509
2021	1,511
Thereafter	5,971
Total payments due	$15,039
Litigation
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (together “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and Warren International, LLC, an executive recruiting firm. The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF is alleging that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF is seeking an unspecified amount of damages and punitive damages of $10 million CDN in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood is seeking $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF is seeking $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs. The pleadings phase was completed in 2013, and we continue to be in the discovery phase.
While we intend to vigorously defend both actions and pursue our counterclaims, we are currently unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact of these actions and counterclaims. Defending these actions and pursuing these counterclaims may be expensive for us and time consuming for our personnel. While we do not currently believe these proceedings will have a material impact, adverse resolution of these actions and counterclaims could have a material adverse effect on our business and Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, will be covered by insurance. We expense legal fees and directly-related costs as they are incurred. We received insurance proceeds of $430,000, $335,000 and $379,000 during 2016, 2015 and 2014, respectively, and had recorded a receivable of $186,000 and $240,000 as of December 31, 2016 and 2015, respectively, which represented our minimum estimate of related incurred expenses that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our consolidated balance sheets.
14. SEGMENT REPORTING:
We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes. The Company's chief operating decision maker, our Chief Executive Officer, evaluates the performance of our segments based primarily on fee revenues and economic earnings. Westwood Holdings Group, Inc., the parent company of Advisory and Trust, does not have revenues and is the entity in which we record typical holding company expenses including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs.  All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.
Advisory
Our Advisory segment provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals, the Westwood Funds®, and the UCITS Fund, as well as investment subadvisory services to mutual funds and our Trust segment. Westwood Management Corp. and Westwood International, which provide investment advisory services to clients of similar type, are included in our Advisory segment, along with Westwood Advisors, LLC.
Trust
Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2016
Revenues:
Net fee revenues from external sources	$92,127	$30,313	$—	$—	$122,440
Net intersegment revenues	7,533	130	—	(7,663)	—
Net interest and dividend revenue	534	13	—	—	547
Other revenue	294	(260)	—	—	34
Total revenues	100,488	30,196	—	(7,663)	123,021
Expenses:
Depreciation and amortization	575	1,975	379	—	2,929
Other operating expenses	50,824	27,348	15,573	(7,663)	86,082
Total expenses	51,399	29,323	15,952	(7,663)	89,011
Income (loss) before income taxes	49,089	873	(15,952)	—	34,010
Income tax expense (benefit)	16,331	426	(5,394)	—	11,363
Net income (loss)	$32,758	$447	$(10,558)	$—	$22,647
Add:
Restricted stock expense	$9,632	$3,026	$3,296	$—	$15,954
Intangible amortization	160	1,800	—	—	1,960
Deferred taxes on goodwill	38	509		—	547
Economic Earnings (Loss)	$42,588	$5,782	$(7,262)	$—	$41,108

Segment assets	$174,951	$67,330	$13,985	$(76,588)	$179,678
Segment goodwill	$5,219	$21,925	$—	$—	$27,144
Expenditures for long-lived assets	$705	$530	$584	$—	$1,819

Year Ended December 31, 2015
Revenues:
Net fee revenues from external sources	$101,973	$28,795	$—	$—	$130,768
Net intersegment revenues	19,001	—	—	(19,001)	—
Net interest and dividend revenue	425	1	—	—	426
Other revenue	(341)	83	—	—	(258)
Total revenues	121,058	28,879	—	(19,001)	130,936
Expenses:
Depreciation and amortization	773	1,724	99	—	2,596
Other operating expenses	63,658	25,882	15,581	(19,001)	86,120
Total expenses	64,431	27,606	15,680	(19,001)	88,716
Income (loss) before income taxes	56,627	1,273	(15,680)	—	42,220
Income tax expense (benefit)	19,330	517	(4,732)	—	15,115
Net income	$37,297	$756	$(10,948)	$—	$27,105
Add:
Restricted stock expense	$11,877	$2,613	$3,084	$—	$17,574
Intangible amortization	161	1,385	—	—	1,546
Deferred taxes on goodwill	38	233	—	—	271
Economic Earnings	$49,373	$4,987	$(7,864)	$—	$46,496

Segment assets	$183,004	$60,459	$8,816	$(70,943)	$181,336
Segment goodwill	$5,219	$21,925	$—	$—	$27,144
Expenditures for long-lived assets	$369	$180	$267	$—	$816

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2014
Revenues:
Net fee revenues from external sources	$92,279	$20,525	$—	$—	$112,804
Net intersegment revenues	13,527	—	—	(13,527)	—
Net interest and dividend revenue	261	2	—	—	263
Other revenue	173	1	—	—	174
Total revenues	106,240	20,528	—	(13,527)	113,241
Expenses:
Depreciation and amortization	603	302	33	—	938
Other operating expenses	51,265	19,867	12,662	(13,527)	70,267
Total expenses	51,868	20,169	12,695	(13,527)	71,205
Income (loss) before income taxes	54,372	359	(12,695)	—	42,036
Income tax expense (benefit)	19,057	132	(4,402)	—	14,787
Net income (loss)	$35,315	$227	$(8,293)	$—	$27,249
Add:
Restricted stock expense	$9,074	$1,847	$2,764	$—	$13,685
Intangible amortization	161	198	—	—	359
Deferred taxes on goodwill	38	114	—	—	152
Economic Earnings (Loss)	$44,588	$2,386	$(5,529)	$—	$41,445

Segment assets	$144,385	$18,133	$10,435	$(33,079)	$139,874
Segment goodwill	$5,219	$6,036	$—	$—	$11,255
Expenditures for long-lived assets	$226	$29	$223	$—	$478

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
The following table provides a reconciliation of net income to Economic Earnings (in thousands):

	For the years ended December 31,
	2016	2015	2014
Net Income	$22,647	$27,105	$27,249
Add: Restricted stock expense	15,954	17,574	13,685
Add: Intangible amortization	1,960	1,546	359
Add: Tax benefit from goodwill amortization	547	271	152
Economic Earnings	$41,108	$46,496	$41,445

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical information

	Years ended December 31,
(in thousands)	2016	2015	2014
Revenues by geographic location of client:
U.S.	$103,261	$109,816	$94,955
Canada	7,714	9,238	8,635
Europe	5,416	6,019	8,146
Asia	4,872	4,538	21
Australia	1,758	1,325	1,484
Total Revenues	$123,021	$130,936	$113,241

	As of December 31,
(in thousands)	2016	2015
Property and equipment, net, by geographic area:
U.S.	$4,002	$1,806
Canada	278	386
Total Property and equipment, net	$4,280	$2,192
15. CONCENTRATION:
For each of the years ended December 31, 2016, 2015 and 2014, our ten largest clients accounted for approximately 20% of our fee revenue. No single customer accounted for 10% or more of our fee revenues in any of these years.

	Years ended December 31,
(in thousands)	2016	2015	2014
Advisory fees from our largest client:
Asset-based fees	$4,872	$2,109	$2,183
Performance-based fees	—	2,206	3,806
Percent of fee revenue	4.0%	3.3%	5.3%
16. SUBSEQUENT EVENTS:
Dividends Declared
On February 8, 2017, the Board of Directors declared a quarterly cash dividend of $0.62 per share on common stock payable on April 3, 2017 to stockholders of record on March 10, 2017.
Restricted Stock Grants
On February 23, 2017, we issued approximately $9.5 million of restricted stock to employees, or approximately 155,000 shares based on the closing price of our stock on February 22, 2017. The shares are subject to vesting conditions described in Note 9 "Employee Benefits" of our Consolidated Financial Statements in this Report.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. QUARTERLY FINANCIAL DATA (Unaudited):
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2016
Revenues	$29,129	$31,023	$31,777	$31,092
Income before income taxes	5,646	8,512	9,053	10,799
Net income	3,522	5,661	5,887	7,577
Basic earnings per common share	0.45	0.71	0.74	0.95
Diluted earnings per common share	0.44	0.69	0.72	0.92

2015
Revenues	$29,608	$37,311	$32,451	$31,566
Income before income taxes	8,378	14,752	10,502	8,588
Net income	5,610	9,795	7,013	4,687
Basic earnings per common share	0.74	1.25	0.90	0.60
Diluted earnings per common share	0.71	1.23	0.87	0.58

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
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
10.1.4+
Fourth Amendment to the Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, dated as of March 10, 2016 (incorporated by reference from the Form 8-K filed with the SEC on March 14, 2016)

10.1.5+	Form of Performance Share Agreement (incorporated by reference from the Form 8-K filed with the SEC on March 14, 2016)
10.1.6+	One-Time Performance Share Agreement, dated as of March 10, 2016, between the Company and Brian O. Casey (incorporated by reference from the Form 8-K filed with the SEC on March 14, 2016)
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

Exhibit Number	Description of Exhibits
10.3.3

Eleventh Modification of Office Lease between Westwood Management Corp. and Crescent Real Estate Funding I, dated as of December 9, 2010 (incorporated by reference from the Form 10-K filed with the SEC on February 25, 2011)

10.3.4
Twelfth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of August 17, 2012 (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)

10.3.5
Thirteenth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of October 9, 2014 (incorporated by reference from the Form 10-K filed with the SEC on February 25, 2016)

10.3.6
Fourteenth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of February 5, 2015 (incorporated by reference from the Form 10-K filed with the SEC on February 25, 2016)

10.3.7
Fifteenth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of July 30, 2015 (incorporated by reference from the Form 10-K filed with the SEC on February 25, 2016)

10.4
Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (incorporated by reference from the Registration Statement on Form 10 filed with the SEC on February 8, 2002)

10.5

Investment Sub-advisory Agreement between Teton Advisers, LLC and Westwood Management Corp., dated as of October 6, 1994 (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)

10.6+	Form of Indemnification Agreement for Westwood Holdings Group, Inc. (incorporated by reference from the Form 10-K filed with the SEC on February 27, 2004)
10.7+	Form of Indemnification Agreement for Westwood Management Corp. (incorporated by reference from the Form 10-K filed with the SEC on February 27, 2004)
10.8+	Form of Indemnification Agreement for Westwood Trust (incorporated by reference from the Form 10-K filed with the SEC on February 27, 2004)
10.9+	Executive Employment Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (incorporated by reference from the Form 8-K filed with the SEC on December 18, 2015)
10.10+	Form of Performance Share Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (incorporated by reference from the Form 8-K filed with the SEC on March 14, 2016)
10.11+	One-Time Performance Share Agreement between Westwood Holdings Group, Inc. and Brian O. Casey (incorporated by reference from the Form 8-K filed with the SEC on March 14, 2016)
10.12+	Executive Employment Agreement between Westwood Holdings Group, Inc. and Mark Freeman (incorporated by reference from the Form 8-K filed with the SEC on November 14, 2016)
10.13+	Form of Mutual Fund Share Incentive Agreement, by and between Mark Freeman and Westwood Holdings Group, Inc. (incorporated by reference from the Form 10-K filed with the SEC on February 26, 2015)
10.14+
Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (incorporated by reference from the Registration Statement on Form S-8 filed with the SEC on April 18, 2012)

10.15+	Consulting Agreement, dated as of March 17, 2015, between Westwood Holdings Group, Inc. and Susan Byrne (incorporated by reference from the Form 10-Q filed with the SEC on July 29, 2015)
16.1	Letter from Grant Thornton LLP, dated October 8, 2015 (incorporated by reference from the Form 8-K filed with the SEC on October 8, 2015)
21.1	Subsidiaries (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (included on first signature page)

Exhibit Number	Description of Exhibits
31.1*	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

+	Indicates management contract or compensation plan, contract or arrangement.

#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.