Form 10-Q
period 2017-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2017-04-26
CIK 1165002

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
For the quarterly period ended March 31, 2017
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” and “ smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 14, 2017: 8,888,656.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$30,626	$33,679
Accounts receivable	25,208	23,429
Investments, at fair value	44,786	56,485
Other current assets	2,386	2,364
Total current assets	103,006	115,957
Goodwill	27,144	27,144
Deferred income taxes	10,860	10,903
Intangible assets, net	20,904	21,394
Property and equipment, net of accumulated depreciation of $4,834 and $4,590	4,190	4,280
Total assets	$166,104	$179,678
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,482	$2,641
Dividends payable	6,328	6,679
Compensation and benefits payable	5,260	17,200
Income taxes payable	4,007	3,148
Total current liabilities	18,077	29,668
Accrued dividends	1,030	1,767
Deferred rent	2,161	2,174
Total liabilities	21,268	33,609
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,989,598 and outstanding 8,888,656 shares at March 31, 2017; issued 9,801,938 and outstanding 8,810,375 shares at December 31, 2016	100	98
Additional paid-in capital	167,928	162,730
Treasury stock, at cost - 1,100,942 shares at March 31, 2017; 991,563 shares at December 31, 2016	(50,868)	(44,353)
Accumulated other comprehensive loss	(4,080)	(4,287)
Retained earnings	31,756	31,881
Total stockholders' equity	144,836	146,069
Total liabilities and stockholders' equity	$166,104	$179,678

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Advisory fees:
Asset-based	$23,789	$21,815
Performance-based	386	—
Trust fees	7,795	7,465
Other, net	653	(151)
Total revenues	32,623	29,129
EXPENSES:
Employee compensation and benefits	17,717	16,494
Sales and marketing	477	328
Westwood mutual funds	863	696
Information technology	1,756	1,964
Professional services	1,496	1,646
General and administrative	2,544	2,355
Total expenses	24,853	23,483
Income before income taxes	7,770	5,646
Provision for income taxes	1,706	2,124
Net income	$6,064	$3,522
Other comprehensive income:
Foreign currency translation adjustments	207	1,303
Total comprehensive income	$6,271	$4,825
Earnings per share:
Basic	$0.75	$0.45
Diluted	$0.73	$0.44
Weighted average shares outstanding:
Basic	8,065,825	7,862,449
Diluted	8,311,382	8,047,084
Cash dividends declared per share	$0.62	$0.57

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2017
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2016	8,810,375	$98	$162,730	$(44,353)	$(4,287)	$31,881	$146,069
Cumulative effect of accounting change	—	—	711	—	—	(711)	—
Net income	—	—	—	—	—	6,064	6,064
Other comprehensive income	—	—	—	—	207	—	207
Issuance of restricted stock, net of forfeitures	187,660	2	(2)	—	—	—	—
Dividends declared	—	—	—	—	—	(5,478)	(5,478)
Stock based compensation expense	—	—	3,897	—	—	—	3,897
Reclassification of compensation liability to be paid in shares	—	—	592	—	—	—	592
Purchases of treasury stock	(23,822)	—	—	(1,326)	—	—	(1,326)
Restricted stock returned for payment of taxes	(85,557)	—	—	(5,189)	—	—	(5,189)
BALANCE, March 31, 2017	8,888,656	$100	$167,928	$(50,868)	$(4,080)	$31,756	$144,836

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,064	$3,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	240	258
Amortization of intangible assets	490	490
Unrealized gains on trading investments	(303)	(248)
Stock based compensation expense	3,897	4,003
Deferred income taxes	26	(109)
Excess tax benefits from stock based compensation	—	(165)
Other	(7)	288
Change in operating assets and liabilities:
Net sales of investments - trading securities	12,002	27,813
Accounts receivable	(1,721)	(5,675)
Other current assets	(18)	675
Accounts payable and accrued liabilities	(161)	374
Compensation and benefits payable	(11,394)	(15,749)
Income taxes payable	859	1,666
Other liabilities	(33)	82
Net cash provided by operating activities	9,941	17,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(150)	(378)
Net cash used in investing activities	(150)	(378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(4,411)
Purchase of treasury stock under employee stock plans	(1,326)	(614)
Restricted stock returned for payment of taxes	(5,189)	(3,696)
Excess tax benefits from stock based compensation	—	165
Cash dividends paid	(6,564)	(5,724)
Net cash used in financing activities	(13,079)	(14,280)
Effect of currency rate changes on cash	235	1,118
Net Change in Cash and Cash Equivalents	(3,053)	3,685
Cash and cash equivalents, beginning of period	33,679	22,740
Cash and cash equivalents, end of period	$30,626	$26,425

Supplemental cash flow information:
Cash paid during the period for income taxes	$828	$541
Accrued dividends	$7,358	$6,714
Accrued purchase of property and equipment	$—	$832
Tenant allowance included in property and equipment	$—	$1,128

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the periods in these condensed consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying condensed consolidated financial statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
Recently Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The purpose of the amendment is to simplify the accounting for share-based payment transactions, and includes changes to the accounting for the classification of awards as either equity or liabilities, classification of certain share-based payment items on the statement of cash flows, the accounting for forfeitures and certain income tax consequences. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. The amendment related to forfeitures, where an entity may account for forfeitures as they occur, should be applied retrospectively by means of a cumulative-effect adjustment to equity at the beginning of the period in which the guidance is adopted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of tax benefits on the statement of cash flows using either a prospective or retrospective transition method.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We adopted ASU 2016-09 effective January 1, 2017. The following summarizes the effects of the adoption on our condensed consolidated financial statements:
Income taxes - Upon adoption, all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, are recognized as income tax expense or benefit in the consolidated statement of comprehensive income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense for the three months ended March 31, 2017 of $1.0 million related to excess tax benefits, decreasing our first quarter 2017 effective tax rate to 22.0%. Without the adjustment, our effective tax rate would have been 34.2%. The Company did not have any unrecognized excess tax benefits as of December 31, 2016, and therefore there was no cumulative-effect adjustment to retained earnings related to income taxes. The Company adopted the amendments related to the recognition of excess tax benefits and tax shortfalls prospectively, with no adjustments made to prior periods.
Forfeitures - Prior to adoption, stock-based compensation expense was recognized on a straight-line basis, net of estimated forfeitures, such that expense was recognized for stock-based awards that were expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company no longer applies an estimated forfeiture rate and instead accounts for forfeitures as they occur. The Company applied the modified retrospective adoption approach, resulting in a $711,000 cumulative-effect reduction to "Retained earnings" with the offset to "Additional paid-in-capital" on January 1, 2017.
Statements of Cash Flows - The Company historically accounted for excess tax benefits on the consolidated statements of cash flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The change in cash flow classification associated with excess tax benefits was adopted prospectively, resulting in the classification of the $1.0 million excess tax benefit as an operating activity during the three months ended March 31, 2017. No change in classification was necessary for the presentation of restricted stock returned for payment of taxes, as the Company has historically presented such payments as a financing activity. The Company adopted this portion of the standard on a prospective basis, with no adjustments made to prior periods.
Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. Under the new standard, the Company is no longer required to estimate the tax effect of anticipated windfall benefits or shortfalls when projecting proceeds available for share repurchases in calculating dilutive shares. The Company utilized the modified retrospective adoption approach, with no adjustments made to prior periods.
Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment eliminates step two from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. Under step two, an entity had to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date following procedures required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendment is effective, on a prospective basis, for annual or interim periods beginning after December 15, 2019, with early adoption permitted. We do not expect the amendment to have a material impact on our Consolidated Financial Statements and expect to adopt the standard within the required time frame.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 20,000 and 94,000 anti-dilutive restricted shares for the three months ended March 31, 2017 and 2016, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2017	2016
Net income	$6,064	$3,522

Weighted average shares outstanding - basic	8,065,825	7,862,449
Dilutive potential shares from unvested restricted shares	245,557	102,217
Dilutive potential shares from contingent consideration	—	82,418
Weighted average shares outstanding - diluted	8,311,382	8,047,084
Earnings per share:
Basic	$0.75	$0.45
Diluted	$0.73	$0.44
4. INVESTMENTS
Investment balances are presented in the table below (in thousands). All investments are carried at fair value and are accounted for as trading securities.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2017:
U.S. Government and Government agency obligations	$21,627	$19	$(22)	$21,624
Money market funds	10,333	—	—	10,333
Equity funds	12,497	373	(41)	12,829
Marketable securities	$44,457	$392	$(63)	$44,786
December 31, 2016:
U.S. Government and Government agency obligations	$30,275	$—	$(2)	$30,273
Money market funds	14,127	—	—	14,127
Equity funds	12,057	204	(176)	12,085
Marketable securities	$56,459	$204	$(178)	$56,485

As of March 31, 2017 and December 31, 2016, $11.5 million and $11.0 million in corporate funds, respectively, were invested in Westwood Funds®, Westwood Common Trust Funds and Westwood Investment Funds PLC (the "UCITS Fund"). See Note 8 “Variable Interest Entities”.

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
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•	level 1 – quoted market prices in active markets for identical assets

•	level 2 – inputs other than quoted prices that are directly or indirectly observable

•	level 3 – significant unobservable inputs where there is little or no market activity
The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of March 31, 2017:
Investments in trading securities	$41,461	$—	$—	$3,325	$44,786
Total financial instruments	$41,461	$—	$—	$3,325	$44,786
As of December 31, 2016:
Investments in trading securities	$53,319	$—	$—	$3,166	$56,485
Total financial instruments	$53,319	$—	$—	$3,166	$56,485

(1) Comprised of certain investments measured at fair value using net asset value ("NAV") as a practical expedient. These investments were recategorized and are no longer included within Level 2 of the valuation hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our consolidated balance sheets.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2016 and determined that no impairment loss was required. No impairments on goodwill were recorded during the three months ended March 31, 2017 or 2016.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No impairments on intangible assets were recorded during the three months ended March 31, 2017 or 2016.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of March 31, 2017	As of December 31, 2016
Foreign currency translation adjustment	$(4,080)	$(4,287)
Accumulated other comprehensive loss	$(4,080)	$(4,287)
8. VARIABLE INTEREST ENTITIES
We have evaluated all of our advisory relationships with the UCITS Fund, the Westwood Funds®, limited liability companies ("LLCs") and our relationship as sponsor of the Common Trust Funds ("CTFs") to determine whether each of these entities is a variable interest entity ("VIE") or voting ownership entity ("VOE"). Based on our analysis, we determined that the limited liability companies and CTFs were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entity's Board of Directors and can influence the entity's management and affairs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors with a simple majority vote, so we determined the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds'® independent board of directors, which directs the activities that most significantly impact the entity's economic performance, we determined that the Westwood Funds® were not VIEs. Therefore, the UCITS Fund and the Westwood Funds® should be analyzed under the VOE consolidation method. Based on our analysis of our seed investments in these entities for the periods ending March 31, 2017 and December 31, 2016, we have not consolidated the limited liability companies or CTFs under the VIE method or the UCITS Fund or the Westwood Funds® under the VOE method, and therefore the results of these entities are not included in the Company’s consolidated financial results.
In May 2015, the Company provided seed investments of $5.4 million for two new Westwood mutual funds. In both December 2015 and January 2014, the Company provided seed investments of $2.0 million to two common trust funds. In October 2014, the Company provided a seed investment of €1.6 million, or $2.0 million at the then prevailing exchange rate, to the UCITS Fund. These seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our condensed consolidated balance sheet at March 31, 2017.
Otherwise, we have not provided any financial support we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds®, the UCITS Fund and the CTFs are accounted for as investments in accordance with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of $12.8 million and $13.0 million for the three months ended March 31, 2017 and 2016, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table displays the assets under management, the amounts of our seed investments that are included in "Investments, at fair value" on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of March 31, 2017
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,963	$6	$6
Common Trust Funds	2,621	3	3
LLCs	108	—	—
UCITS Fund	564	2	2
All other assets:
Private Wealth	2,945
Institutional	11,872
Total AUM	$22,073
9. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Third Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended  (the “Plan”), reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 4,398,100 shares. At March 31, 2017, approximately 172,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Service condition stock-based compensation expense	$2,629	$2,550
Performance condition stock-based compensation expense	1,123	1,243
Stock-based compensation expense under the Plan	3,752	3,793
Canadian EB Plan stock-based compensation expense	145	210
Total stock-based compensation expense	$3,897	$4,003
Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.
As of March 31, 2017, there was approximately $34.4 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.6 years. Our two types of restricted stock grants under the Plan are discussed below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock Subject Only to a Service Condition
We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued, and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As discussed in Note 2 "Summary of Significant Accounting Policies," the Company made an accounting policy election to account for forfeitures as they occur upon the adoption of ASU 2016-09 on January 1, 2017.
The following table details the status and changes in our restricted stock grants subject only to a service condition for the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	607,501	$54.67
Granted	131,569	61.56
Vested	(168,324)	57.23
Forfeited	(12,955)	55.78
Non-vested, March 31, 2017	557,791	$55.50

Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over multiple year periods subject to achieving annual performance goals established by the Compensation Committee of Westwood’s Board of Directors. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares. For 2017, the goal is based on Income before income tax from our audited consolidated statement of comprehensive income for fiscal 2017. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the Income before income tax from the Company’s audited consolidated financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In March 2017, the Compensation Committee established the fiscal 2017 goal for our Chief Executive Officer and Chief Investment Officer as Income before income tax of $24.0 million for 50% of their respective awards, and an Income before income tax target of $34.0 million (ranging from 25% of target for threshold performance of $30.3 million to 185% of target for maximum performance of $42.5 million) for the remaining 50% of their respective awards. For all other restricted stock grants subject to performance conditions, the Compensation Committee established the fiscal 2017 goal as Income before income tax of at least $24.0 million. At the end of the first quarter of 2017, we concluded that it was probable that we would meet the target performance goals required to vest the applicable percentage of the performance-based restricted shares this year and began recording expense related to those shares.
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	153,620	$55.90
Granted	147,557	56.41
Vested	(102,367)	56.58
Forfeited	(45,675)	55.86
Non-vested, March 31, 2017	153,135	$55.95

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The above amounts as of March 31, 2017 do not include 18,422 non-vested restricted shares that potentially vest over performance years subsequent to 2017 inasmuch as the Compensation Committee has not set annual performance goals for later years and therefore no grant date has been established.
Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.5 million in U.S. Dollars using the exchange rate on March 31, 2017) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At March 31, 2017, approximately $4.3 million CDN ($3.2 million in U.S. Dollars using the exchange rate on March 31, 2017) remains available for issuance under the Canadian Plan, or approximately 60,400 shares based on the closing share price of our stock of $53.41 as of March 31, 2017. During the first three months of 2017, the trust formed pursuant to the Canadian Plan purchased in the open market 23,822 Westwood common shares for approximately $1.3 million. As of March 31, 2017, the trust holds 55,418 shares of Westwood common stock. As of March 31, 2017, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.2 million, which we expect to recognize over a weighted-average period of 2.1 years.
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
For awards earned prior to 2017, the award vested after approximately one year of service following the year in which the participant earned the award. Beginning in 2017, the award vests after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two or three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended March 31, 2017 and 2016, we recorded expense of approximately $288,000 and $262,000, respectively, related to mutual fund share incentive awards. As of March 31, 2017 and December 31, 2016, we had an accrued liability of approximately $938,000 and $1.7 million, respectively, related to mutual fund share incentive awards.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. INCOME TAXES
Our effective income tax rate was 22.0% for the first quarter of 2017, compared with 37.6% for the first quarter of 2016. The decrease is primarily related to the adoption of ASU 2016-09 Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires recognition of excess tax benefits related to employees' restricted stock vesting to be recorded within income tax expense. Prior to adoption of ASU 2016-09, excess tax benefits were recorded through Additional paid-in capital, with no impact to the effective tax rate or our consolidated statement of comprehensive income. See further discussion in Note 2 "Summary of Significant Accounting Policies."
As of March 31, 2017 and December 31, 2016, the Company's gross liability related to uncertain tax positions was $2.1 million and $2.5 million, respectively. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as any related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the three months ended March 31, 2017 is as follows (in thousands):

Balance at January 1, 2017	$2,462
Additions for tax positions related to the current year	57
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(42)
Payments for tax positions related to prior years	(352)
Balance at March 31, 2017	$2,125
Within the next twelve months, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $2.1 million as a result of settlements with certain taxing authorities, which, if recognized, would decrease our provision for income taxes by $1.4 million.
11. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. For the three months ended March 31, 2017 and 2016, we recorded trust fees from these accounts of $95,000 and $112,000, respectively. There was $93,000 and $97,000 due from these accounts as of March 31, 2017 and December 31, 2016, respectively.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or directly by the funds. The fees are based on negotiated fee schedules applied to assets under management. These fees are commensurate with market rates. For the three months ended March 31, 2017 and 2016, the Company earned approximately $800,000 and $319,000, respectively, in fees from the affiliated funds. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of March 31, 2017 and December 31, 2016, $292,000 and $270,000, respectively, of these fees were unpaid and included in “Accounts receivable” on our condensed consolidated balance sheets.

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
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We did not receive insurance proceeds during the three months ended March 31, 2017. We received insurance proceeds of approximately $214,000 during the three months ended March 31, 2016. We had a receivable of $245,000 and $186,000 as of March 31, 2017 and December 31, 2016, respectively, which represents our current minimum estimate of expenses that we expect to recover under our insurance policy. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2017
Net fee revenues from external sources	$24,175	$7,795	$—	$—	$31,970
Net intersegment revenues	2,026	51	—	(2,077)	—
Net interest and dividend revenue	158	9	—	—	167
Other, net	482	4	—	—	486
Total revenues	$26,841	$7,859	$—	$(2,077)	$32,623
Economic Earnings	$10,787	$1,448	$(1,628)	$—	$10,607
Less: Restricted stock expense					3,897
Intangible amortization					490
Deferred taxes on goodwill					156
Net income					$6,064

Segment assets	$178,591	$66,166	$9,744	$(88,397)	$166,104
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

Three Months Ended March 31, 2016
Net fee revenues from external sources	$21,815	$7,465	$—	$—	$29,280
Net intersegment revenues	4,394	—	—	(4,394)	—
Net interest and dividend revenue	133	2	—	—	135
Other, net	(3)	(283)	—	—	(286)
Total revenues	$26,339	$7,184	$—	$(4,394)	$29,129
Economic Earnings	$9,076	$1,032	$(2,015)	$—	$8,093
Less: Restricted stock expense					4,003
Intangible amortization					490
Deferred taxes on goodwill					78
Net income					$3,522

Segment assets	$184,478	$66,794	$8,264	$(95,084)	$164,452
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables provide a reconciliation of Net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2017	2016
Net income	$6,064	$3,522
Add: Stock-based compensation expense	3,897	4,003
Add: Intangible amortization	490	490
Add: Tax benefit from goodwill amortization	156	78
Economic Earnings	$10,607	$8,093

14. SUBSEQUENT EVENTS
Dividend Declared
In April 2017, Westwood’s Board of Directors declared a quarterly cash dividend of $0.62 per common share payable on July 3, 2017 to stockholders of record on June 9, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC, and those risks set forth below:

•	the composition and market value of our assets under management;

•	regulations adversely affecting the financial services industry;

•	competition in the investment management industry;

•	our assets under management includes investments in foreign companies;

•	our ability to develop and market new investment strategies successfully;

•	our relationships with current and potential customers;

•	our ability to retain qualified personnel;

•	our ability to maintain effective cyber security;

•	our ability to maintain effective information systems;

•	our ability to pursue and property integrate acquired businesses;

•	litigation risks;

•	our ability to properly address conflicts of interest;

•	our ability to maintain adequate insurance coverage;

•	our ability to maintain an effective system of internal controls;

•	our ability to maintain our fee structure in light of competitive fee pressures;

•	our relationships with investment consulting firms; and

•	the significant concentration of our revenues in a small number of customers.
You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We are not obligated and do not undertake an obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events or otherwise.

Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, LLC (each of which is an SEC-registered investment advisor and referred to hereinafter together as, "Westwood Management"), Westwood International Advisors Inc. ("Westwood International") and Westwood Trust. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (the “UCITS Fund”), individual investors and clients of Westwood Trust. Westwood International provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management.
Revenues
We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenues from performance-based fees at the end of the measurement period. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our condensed consolidated financial statements contain no deferred advisory fee revenues.
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. During the first quarter of 2016, Westwood Trust changed the billing terms for most of our trust clients from quarterly in advance, based on assets under management on the last day of the preceding quarter, to quarterly in arrears, based on a daily average of assets under management for the quarter. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our condensed consolidated financial statements do not contain a significant amount of deferred trust fee revenues.
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

Assets Under Management
Assets under management ("AUM") increased $1.0 billion to $22.1 billion at March 31, 2017 compared with $21.1 billion at March 31, 2016 as a result of market appreciation, partially offset by net outflows, over the last twelve months. The average of beginning and ending assets under management for the first quarter of 2017 was $21.7 billion compared to $20.9 billion for the first quarter of 2016. The increase in average assets under management is due to market appreciation over the last twelve months.
The following table displays assets under management as of March 31, 2017 and 2016:

			% Change
			March 31, 2017
	As of March 31,		vs.
	2017	2016	March 31, 2016
	(in millions)
Institutional	$12,435	$12,232	2%
Private Wealth	5,675	5,305	7
Mutual Funds	3,963	3,598	10
Total Assets Under Management(1)	$22,073	$21,135	4%
________________

(1)
AUM excludes $1.1 billion of assets under advisement ("AUA") as of March 31, 2017 related to our model portfolios, including approximately $723 million in a long-only convertibles fund for which we provide consulting advice but do not have direct discretionary investment authority. AUM excluded approximately $325 million of AUA as of March 31, 2016 related to model portfolios, for which we provided consulting advice but for which we did not have direct discretionary investment authority.

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

•
Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors provides advisory services in ten limited liability companies to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently held in custody for clients where we believe such assets may convert to fee-generating managed assets upon an inter-generational transfer of wealth.

•
Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and private wealth accounts.

Roll-Forward of Assets Under Management

(in millions)	Three Months Ended March 31,
	2017	2016
Institutional
Beginning of period assets	$11,911	$11,752
Inflows	370	497
Outflows	(607)	(342)
Net flows	(237)	155
Market appreciation	761	325
Net change	524	480
End of period assets	12,435	12,232
Private Wealth
Beginning of period assets	5,520	5,393
Inflows	194	97
Outflows	(245)	(229)
Net flows	(51)	(132)
Market appreciation	206	44
Net change	155	(88)
End of period assets	5,675	5,305
Mutual Funds
Beginning of period assets	3,810	3,617
Inflows	242	299
Outflows	(249)	(370)
Net flows	(7)	(71)
Market appreciation	160	52
Net change	153	(19)
End of period assets	3,963	3,598
Total
Beginning of period assets	21,241	20,762
Inflows	806	893
Outflows	(1,101)	(941)
Net flows	(295)	(48)
Market appreciation	1,127	421
Net change	832	373
End of period assets	$22,073	$21,135

Three months ended March 31, 2017 and 2016
The $0.8 billion increase in assets under management for the three months ended March 31, 2017 was due to market appreciation of $1.1 billion, partially offset by net outflows of $295 million. Net outflows were primarily related to our SMidCap strategies, Emerging Markets strategies, and LargeCap Value strategy, partially offset by inflows in our Market Neutral Income strategy.
The $0.4 billion increase in assets under management for the three months ended March 31, 2016 was due to market depreciation of $421 million and net outflows of $48 million. Net flows were primarily driven by outflows in our Income Opportunity, Market Neutral Income and LargeCap Value strategies, partially offset by inflows in our SmallCap Value and Emerging Markets strategies.

Results of Operations
The following table (dollars in thousands) and discussion of our results of operations is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

			% Change
			Three Months Ended
	Three Months Ended		March 31, 2017
	March 31,		vs.
	2017	2016	March 31, 2016
Revenues:
Advisory fees: asset-based	$23,789	$21,815	9%
Advisory fees: performance-based	386	—	100
Trust fees	7,795	7,465	4
Other revenues	653	(151)	NM
Total revenues	32,623	29,129	12
Expenses:
Employee compensation and benefits	17,717	16,494	7
Sales and marketing	477	328	45
Westwood mutual funds	863	696	24
Information technology	1,756	1,964	(11)
Professional services	1,496	1,646	(9)
General and administrative	2,544	2,355	8
Total expenses	24,853	23,483	6
Income before income taxes	7,770	5,646	38
Provision for income taxes	1,706	2,124	(20)
Net income	$6,064	$3,522	72%
_________________________
NM    Not meaningful
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Total Revenues. Our Total revenues increased $3.5 million, or 12%, to $32.6 million for the three months ended March 31, 2017 compared with $29.1 million for the three months ended March 31, 2016. Asset-based advisory fees increased $2.0 million, or 9%, and Trust fees increased $0.3 million, or 4%, primarily due to higher average assets under management due to asset appreciation. Performance-based advisory fees increased by $0.4 million.
Employee Compensation and Benefits. Employee compensation and benefits costs increased $1.2 million or 7%, to $17.7 million for the three months ended March 31, 2017 compared with $16.5 million for the three months ended March 31, 2016. The increase is due to higher incentive compensation as a result of improved pre-tax income as compared to the prior year quarter, as well as merit and head count increases.
Provision for Income Taxes. The effective tax rate decreased to 22.0% for the three months ended March 31, 2017 from 37.6% for the three months ended March 31, 2016. During the first quarter of 2017, we recorded a $1.0 million adjustment to income tax expense related to excess tax benefits as a result of the adoption of ASU 2016-09 Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which decreased our effective tax rate to 22.0%. Without the adjustment, our effective tax rate would have been 34.2%. Prior to adoption of ASU 2016-09, excess tax benefits were recorded through Additional paid-in capital, with no impact to the effective tax rate.

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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands, except per share and share amounts):

	Three Months Ended March 31,		% Change
	2017	2016
Net income	$6,064	$3,522	72%
Add: Stock-based compensation expense	3,897	4,003	(3)
Add: Intangible amortization	490	490	—
Add: Tax benefit from goodwill amortization	156	78	100
Economic Earnings	$10,607	$8,093	31%
Diluted weighted average shares outstanding	8,311,382	8,047,084
Economic Earnings per share	$1.28	$1.01

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of March 31, 2017 and December 31, 2016, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the three months ended March 31, 2017, cash flow provided by operating activities, principally our investment advisory business, was $9.9 million. Cash flow used in investing activities of $150,000 during the three months ended March 31, 2017 was related to purchases of fixed assets. Cash flow used in financing activities of $13.1 million for the three months ended March 31, 2017 was due to the payment of dividends, purchases of restricted stock returned for payment of taxes and purchases of treasury shares for our Canadian share award plan.
We had cash and investments of $75.4 million as of March 31, 2017 and $90.2 million as of December 31, 2016. Cash and cash equivalents as of March 31, 2017 and December 31, 2016 includes approximately $22 million and $20 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested in Canada.  At March 31, 2017 and December 31, 2016, working capital aggregated $84.9 million and $86.3 million, respectively.

Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying condensed consolidated balance sheets. At March 31, 2017, Westwood Trust had approximately $12.5 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations
As of March 31, 2017, there have been no material changes outside the ordinary course of business to our contractual obligations since December 31, 2016. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Critical and Significant Accounting Policies and Estimates
Effective January 1, 2017, we adopted ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Refer to Note 2 "Summary of Accounting Policies" in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed description of the adoption of ASU 2016-09.
Otherwise, there have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2016. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Changes in Internal Controls over Financial Reporting
For the quarter ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See discussion of legal proceedings and procedures in Note 12 “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS
We face a number of significant risks and uncertainties in our business, including those detailed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us, including making an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)	—	$—	—		$9,366,000
Canadian Plan (2)
March 1-31, 2017	23,822	$55.65	—	CDN	$4,296,000
Employee transactions (3)
February 1-28, 2017	73,213	$61.63	—		—
March 1-31, 2017	12,344	$54.77	—		—

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

(2)
On April 18, 2013, our stockholders approved the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”), which contemplates a trustee purchasing up to $10.0 million CDN of our outstanding common stock on the open market for the purpose of making share awards to our Canadian employees. The Canadian Plan has no expiration date and may be discontinued at any time by the Board of Directors.

(3)
Consists of shares of common stock tendered by an employee at the market close price on the date of vesting in order to satisfy the employee’s minimum tax withholding obligations from vested restricted shares. We anticipate having additional shares tendered in subsequent periods for the same purpose.

ITEM 6.	EXHIBITS

10.1+
Waiver of Certain Performance Shares Under the Performance Share Agreement, dated as of February 22, 2017, between the Company and Brian O. Casey (incorporated by reference from the Form 8-K filed with the SEC on February 28, 2017).

10.2+
Letter of Understanding Regarding Transition to Chairman Role, dated as of February 24, 2017, between the Company and Randall L. Root (incorporated by reference from the Form 8-K filed with the SEC on February 28, 2017).

10.3+
Employee Confidentiality and Non-Compete Agreement, dated as of February 24, 2017, between the Company and Randall L. Root (incorporated by reference from the Form 8-K filed with the SEC on February 28, 2017).

10.4+	Form of Performance Share Agreement (incorporated by reference from the Form 8-K filed with the SEC on March 10, 2017).

10.5+	One-Time Performance Share Agreement, dated as of March 9, 2017, between the Company and Mark R. Freeman (incorporated by reference from the Form 8-K filed with the SEC on March 10, 2017).

10.6+	Form of Mutual Fund Share Incentive Agreement (incorporated by reference from the Form 8-K filed with the SEC on March 29, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

+	Indicates management contract or compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 26, 2017	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer