Form 10-Q
period 2017-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2017-07-26
CIK 1165002

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
For the quarterly period ended June 30, 2017
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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 14, 2017: 8,893,466.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$43,143	$33,679
Accounts receivable	23,061	23,429
Investments, at fair value	45,665	56,485
Other current assets	1,914	2,364
Total current assets	113,783	115,957
Goodwill	27,144	27,144
Deferred income taxes	10,491	10,903
Intangible assets, net	20,414	21,394
Property and equipment, net of accumulated depreciation of $5,089 and $4,590	4,100	4,280
Total assets	$175,932	$179,678
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,973	$2,641
Dividends payable	6,491	6,679
Compensation and benefits payable	9,774	17,200
Income taxes payable	1,989	3,148
Total current liabilities	21,227	29,668
Accrued dividends	1,269	1,767
Deferred rent	2,112	2,174
Total liabilities	24,608	33,609
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,994,408 and outstanding 8,893,466 shares at June 30, 2017; issued 9,801,938 and outstanding 8,810,375 shares at December 31, 2016	100	98
Additional paid-in capital	172,096	162,730
Treasury stock, at cost - 1,100,942 shares at June 30, 2017; 991,563 shares at December 31, 2016	(50,868)	(44,353)
Accumulated other comprehensive loss	(3,146)	(4,287)
Retained earnings	33,142	31,881
Total stockholders' equity	151,324	146,069
Total liabilities and stockholders' equity	$175,932	$179,678

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Advisory fees:
Asset-based	$24,496	$22,666	$48,285	$44,481
Performance-based	1,031	409	1,417	409
Trust fees	7,917	7,643	15,712	15,108
Other, net	312	305	965	154
Total revenues	33,756	31,023	66,379	60,152
EXPENSES:
Employee compensation and benefits	15,557	15,108	33,274	31,602
Sales and marketing	513	687	990	1,015
Westwood mutual funds	909	831	1,772	1,527
Information technology	1,883	2,201	3,639	4,165
Professional services	1,318	1,158	2,814	2,804
General and administrative	2,993	2,526	5,537	4,881
Total expenses	23,173	22,511	48,026	45,994
Income before income taxes	10,583	8,512	18,353	14,158
Provision for income taxes	3,687	2,851	5,393	4,975
Net income	$6,896	$5,661	$12,960	$9,183
Other comprehensive income:
Foreign currency translation adjustments	934	157	1,141	1,460
Total comprehensive income	$7,830	$5,818	$14,101	$10,643
Earnings per share:
Basic	$0.84	$0.71	$1.60	$1.16
Diluted	$0.83	$0.69	$1.56	$1.13
Weighted average shares outstanding:
Basic	8,167,277	8,000,214	8,118,327	7,931,331
Diluted	8,316,508	8,172,923	8,315,722	8,132,941
Cash dividends declared per share	$0.62	$0.57	$1.24	$1.14

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2017
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2016	8,810,375	$98	$162,730	$(44,353)	$(4,287)	$31,881	$146,069
Cumulative effect of accounting change	—	—	711	—	—	(711)	—
Net income	—	—	—	—	—	12,960	12,960
Other comprehensive income	—	—	—	—	1,141	—	1,141
Issuance of restricted stock, net of forfeitures	192,470	2	(2)	—	—	—	—
Dividends declared	—	—	—	—	—	(10,988)	(10,988)
Stock based compensation expense	—	—	8,065	—	—	—	8,065
Reclassification of compensation liability to be paid in shares	—	—	592	—	—	—	592
Purchases of treasury stock	(23,822)	—	—	(1,326)	—	—	(1,326)
Restricted stock returned for payment of taxes	(85,557)	—	—	(5,189)	—	—	(5,189)
BALANCE, June 30, 2017	8,893,466	$100	$172,096	$(50,868)	$(3,146)	$33,142	$151,324

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,960	$9,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	479	494
Amortization of intangible assets	980	980
Unrealized gains on trading investments	(378)	(425)
Stock based compensation expense	8,065	8,083
Deferred income taxes	437	(72)
Excess tax benefits from stock based compensation	—	(165)
Other	—	276
Change in operating assets and liabilities:
Net sales of investments - trading securities	11,198	27,945
Accounts receivable	531	(1,188)
Other current assets	455	981
Accounts payable and accrued liabilities	266	(375)
Compensation and benefits payable	(6,940)	(11,384)
Income taxes payable	(1,178)	(3,889)
Other liabilities	(53)	166
Net cash provided by operating activities	26,822	30,610
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(245)	(994)
Net cash used in investing activities	(245)	(994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(4,421)
Purchase of treasury stock under employee stock plans	(1,326)	(614)
Restricted stock returned for payment of taxes	(5,189)	(3,696)
Excess tax benefits from stock based compensation	—	165
Payment of contingent consideration in acquisition	—	(5,562)
Cash dividends paid	(11,674)	(10,282)
Net cash used in financing activities	(18,189)	(24,410)
Effect of currency rate changes on cash	1,076	1,178
Net Change in Cash and Cash Equivalents	9,464	6,384
Cash and cash equivalents, beginning of period	33,679	22,740
Cash and cash equivalents, end of period	$43,143	$29,124

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,539	$8,783
Common stock issued for acquisition	$—	$3,734
Accrued dividends	$7,760	$7,160
Accrued purchase of property and equipment	$52	$332
Tenant allowance included in property and equipment	$—	$1,128

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Westwood Holdings Group, Inc. (“Westwood”, the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood provides investment management services to institutional investors, private wealth clients and financial intermediaries through its subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (together “Westwood Management”), Westwood Trust, and Westwood International Advisors Inc. (“Westwood International”). Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We adopted ASU 2016-09 effective January 1, 2017. The following summarizes the effects of the adoption on our condensed consolidated financial statements:
Income Taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, are recognized as income tax expense or benefit in the consolidated statement of comprehensive income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense in the first half of 2017 of $1.0 million related to excess tax benefits, decreasing our effective tax rate for the first six months of 2017 to 29.4%. Without the adjustment, our effective tax rate would have been 34.5%. The Company did not have any unrecognized excess tax benefits as of December 31, 2016, and therefore there was no cumulative-effect adjustment to retained earnings related to income taxes. The Company adopted the amendments related to the recognition of excess tax benefits and tax shortfalls prospectively, with no adjustments made to prior periods.
Forfeitures - Prior to adoption, stock-based compensation expense was recognized on a straight-line basis, net of estimated forfeitures, such that expense was recognized for stock-based awards that were expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption of this standard, the Company no longer applies an estimated forfeiture rate and instead accounts for forfeitures as they occur. The Company applied the modified retrospective adoption approach, resulting in a $711,000 cumulative-effect reduction to "Retained earnings" with the offset to "Additional paid-in-capital" on January 1, 2017.
Statements of Cash Flows - The Company historically accounted for excess tax benefits on the consolidated statements of cash flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The change in cash flow classification associated with excess tax benefits was adopted prospectively, resulting in the classification of the $1.0 million excess tax benefit as an operating activity during the six months ended June 30, 2017. No change in classification was necessary for the presentation of restricted stock returned for payment of taxes, as the Company has historically presented such payments as a financing activity. The Company adopted this portion of the standard on a prospective basis, with no adjustments made to prior periods.
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
In May 2017, the FASB issued ASU 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modified accounting under ASC 718. The purpose of the amendment is to reduce diversity, cost, and complexity in practice when analyzing and applying these modifications. The ASU is effective for periods beginning after December 15, 2017. We do not expect the amendment to have a material impact on our Consolidated Financial Statements and expect to adopt the standard within the required time frame.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 7,000 and 103,000 anti-dilutive restricted shares outstanding for the three months ended June 30, 2017 and 2016, respectively, and 13,000 and 83,000 anti-dilutive restricted shares outstanding for the six months ended June 30, 2017 and 2016, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,896	$5,661	$12,960	$9,183

Weighted average shares outstanding - basic	8,167,277	8,000,214	8,118,327	7,931,331
Dilutive potential shares from unvested restricted shares	149,231	172,709	197,395	201,610
Weighted average shares outstanding - diluted	8,316,508	8,172,923	8,315,722	8,132,941

Earnings per share:
Basic	$0.84	$0.71	$1.60	$1.16
Diluted	$0.83	$0.69	$1.56	$1.13
4. INVESTMENTS
All investments are carried at fair value and are accounted for as trading securities. Investment balances are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2017:
U.S. Government and Government agency obligations	$24,135	$24	$(59)	$24,100
Money market funds	9,620	—	—	9,620
Equity funds	11,506	461	(22)	11,945
	$45,261	$485	$(81)	$45,665
December 31, 2016:
U.S. Government and Government agency obligations	$30,275	$—	$(2)	$30,273
Money market funds	14,127	—	—	14,127
Equity funds	12,057	204	(176)	12,085
	$56,459	$204	$(178)	$56,485

As of June 30, 2017 and December 31, 2016, $10.5 million and $11.0 million in corporate funds, respectively, were invested in Westwood Funds®, Westwood Common Trust Funds and Westwood Investment Funds PLC (the "UCITS Fund"). See Note 8 “Variable Interest Entities”.

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
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•	level 1 – quoted market prices in active markets for identical assets

•	level 2 – inputs other than quoted prices that are directly or indirectly observable

•	level 3 – significant unobservable inputs where there is little or no market activity
The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of June 30, 2017:
Investments in trading securities	$43,421	$—	$—	$2,244	$45,665
Total financial instruments	$43,421	$—	$—	$2,244	$45,665
As of December 31, 2016:
Investments in trading securities	$53,319	$—	$—	$3,166	$56,485
Total financial instruments	$53,319	$—	$—	$3,166	$56,485

(1) Comprised of certain investments measured at fair value using net asset value ("NAV") as a practical expedient. These investments were recategorized and are no longer included within Level 2 of the valuation hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our consolidated balance sheets.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2016 and determined that no impairment loss was required. No impairments on goodwill were recorded during the three or six months ended June 30, 2017 or 2016.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No impairments on intangible assets were recorded during the three or six months ended June 30, 2017 or 2016.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of June 30, 2017	As of December 31, 2016
Foreign currency translation adjustment	$(3,146)	$(4,287)
Accumulated other comprehensive loss	$(3,146)	$(4,287)
8. VARIABLE INTEREST ENTITIES
We have evaluated all of our advisory relationships with the UCITS Fund, the Westwood Funds®, limited liability companies ("LLCs") and our relationship as sponsor of the Common Trust Funds ("CTFs") to determine whether each of these entities is a variable interest entity ("VIE") or voting ownership entity ("VOE"). Based on our analysis, we determined that the LLCs and CTFs were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entity's Board of Directors and can influence the entity's management and affairs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors with a simple majority vote, so we determined the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds® independent board of directors, which directs the activities that most significantly impact the entity's economic performance, we determined that the Westwood Funds® were not VIEs. Therefore, the UCITS Fund and the Westwood Funds® should be analyzed under the VOE consolidation method. Based on our analysis of our seed investments in these entities for the periods ending June 30, 2017 and December 31, 2016, we have not consolidated the LLCs or CTFs under the VIE method or the UCITS Fund or the Westwood Funds® under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results.
As of June 30, 2017 and December 31, 2016, the Company had seed investments in aggregate of approximately $10.5 million and $11.0 million, respectively, in CTFs, the Westwood Funds, and the UCITS Fund. These seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our condensed consolidated balance sheet at June 30, 2017.
Otherwise, we have not provided any financial support we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds®, the UCITS Fund and the CTFs are accounted for as investments in accordance with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of $13.1 million and $13.0 million for the three months ended June 30, 2017 and 2016, respectively. We recognized fee revenue from the Westwood VIEs and Westwood VOEs of $25.9 million and $26.1 million for the six months ended June 30, 2017 and 2016, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table displays the assets under management, the amounts of our seed investments that are included in "Investments, at fair value" on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of June 30, 2017
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,092	$6	$6
Common Trust Funds	2,575	2	2
LLCs	109	—	—
UCITS Fund	574	2	2
All other assets:
Private Wealth	3,001
Institutional	12,199
Total Assets Under Management	$22,550
9. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Fourth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended (the “Plan”), reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. In April 2017, stockholders approved an additional 250,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 4,648,100 shares. At June 30, 2017, approximately 425,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service condition stock-based compensation expense	$2,608	$2,750	$5,237	$5,300
Performance condition stock-based compensation expense	1,372	1,228	2,495	2,471
Stock-based compensation expense under the Plan	3,980	3,978	7,732	7,771
Canadian Plan stock-based compensation expense	188	102	333	312
Total stock-based compensation expense	$4,168	$4,080	$8,065	$8,083
Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.
As of June 30, 2017, there was approximately $30.7 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.5 years. Our two types of restricted stock grants under the Plan are discussed below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock Subject Only to a Service Condition
We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued, and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As discussed in Note 2 "Summary of Significant Accounting Policies," the Company made an accounting policy election to account for forfeitures as they occur effective upon the adoption of ASU 2016-09 on January 1, 2017.
The following table details the status and changes in our restricted stock grants subject only to a service condition for the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	607,501	$54.67
Granted	143,460	61.20
Vested	(179,481)	57.43
Forfeited	(28,247)	55.36
Non-vested, June 30, 2017	543,233	$55.45

Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over multiple year periods subject to achieving annual performance goals established by the Compensation Committee of Westwood’s Board of Directors. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares. For 2017, the goal is based on Income before income tax from our audited consolidated statement of comprehensive income for fiscal 2017. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the Income before income tax from the Company’s audited consolidated financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In March 2017, the Compensation Committee established the fiscal 2017 goal for our Chief Executive Officer and Chief Investment Officer as Income before income tax of $24.0 million for 50% of their respective awards, and an Income before income tax target of $34.0 million (ranging from 25% of target for threshold performance of $30.3 million to 185% of target for maximum performance of $42.5 million) for the remaining 50% of their respective awards. For all other restricted stock grants subject to performance conditions, the Compensation Committee established the fiscal 2017 goal as Income before income tax of at least $24.0 million. At the end of the second quarter of 2017, we concluded that it was probable that we would exceed the target performance goals required to vest the applicable percentage of the performance-based restricted shares this year and began recording expense related to those shares.
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	153,620	$55.90
Granted	155,768	55.59
Vested	(102,367)	56.58
Forfeited	(45,675)	55.86
Non-vested, June 30, 2017	161,346	$55.89
The above amounts as of June 30, 2017 do not include 18,422 non-vested restricted shares that potentially vest over performance years subsequent to 2017 inasmuch as the Compensation Committee has not set annual performance goals for later years and therefore no grant date has been established.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.7 million in U.S. Dollars using the exchange rate on June 30, 2017) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At June 30, 2017, approximately $4.3 million CDN ($3.3 million in U.S. Dollars using the exchange rate on June 30, 2017) remains available for issuance under the Canadian Plan, or approximately 58,500 shares based on the closing share price of our stock of $56.69 as of June 30, 2017. During the first six months of 2017, the trust formed pursuant to the Canadian Plan purchased in the open market 23,822 Westwood common shares for approximately $1.3 million. As of June 30, 2017, the trust holds 55,418 shares of Westwood common stock. As of June 30, 2017, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.1 million, which we expect to recognize over a weighted-average period of 2.0 years.
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
For awards earned prior to 2017, the award vested after approximately one year of service following the year in which the participant earned the award. Beginning in 2017, the award vests after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is approximately two or three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended June 30, 2017 and 2016, we recorded expense of approximately $250,000 and $357,000, respectively, related to mutual fund share incentive awards. For the six months ended June 30, 2017 and 2016, we recorded expense of approximately $538,000 and $619,000, respectively, related to mutual fund share incentive awards. As of June 30, 2017 and December 31, 2016, we had an accrued liability of approximately $1.2 million and $1.7 million, respectively, related to mutual fund share incentive awards.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. INCOME TAXES
Our effective income tax rate was 34.8% for the second quarter of 2017, compared with 33.5% for the second quarter of 2016. Our effective income tax rate was 29.4% for the first six months of 2017, compared with 35.1% for the first six months of 2016. The decrease is primarily related to the adoption of ASU 2016-09 Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires recognition of excess tax benefits related to employees' restricted stock vesting to be recorded within income tax expense. Prior to adoption of ASU 2016-09, excess tax benefits were recorded through Additional paid-in capital, with no impact to the effective tax rate or our consolidated statement of comprehensive income. See further discussion in Note 2 "Summary of Significant Accounting Policies."
As of June 30, 2017 and December 31, 2016, the Company's gross liability related to uncertain tax positions was $1.1 million and $2.5 million, respectively. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as any related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the six months ended June 30, 2017 is as follows (in thousands):

Balance at January 1, 2017	$2,462
Additions for tax positions related to the current year	64
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(628)
Payments for tax positions related to prior years	(773)
Balance at June 30, 2017	$1,125
Within the next twelve months, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $1.1 million as a result of settlements with certain taxing authorities, which, if recognized, would decrease our provision for income taxes by $730,000.
11. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. For the three months ended June 30, 2017 and 2016, we recorded trust fees from these accounts of $90,000 and $101,000, respectively. For the six months ended June 30, 2017 and 2016, we recorded trust fees from these accounts of $185,000 and $197,000, respectively. There was $90,000 and $97,000 due from these accounts as of June 30, 2017 and December 31, 2016, respectively.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or directly by the funds. The fees are based on negotiated fee schedules applied to assets under management. These fees are commensurate with market rates. For the three months ended June 30, 2017 and 2016, the Company earned approximately $900,000 and $332,000, respectively, in fees from the affiliated funds. For the six months ended June 30, 2017 and 2016, the Company earned approximately $1.7 million and $651,000, respectively, in fees from the affiliated funds. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of June 30, 2017 and December 31, 2016, $412,000 and $270,000, respectively, of these fees were unpaid and included in “Accounts receivable” on our condensed consolidated balance sheets.

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
While we intend to defend both actions and pursue our counterclaims, we are currently unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact of these actions and counterclaims. Defending these actions and pursuing these counterclaims may be expensive for us, as well as time consuming for our personnel. While we do not currently believe these proceedings will have a material impact, adverse resolution of these actions and counterclaims could have a material adverse effect on our business, financial condition or results of operations and cash flows.
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We received insurance proceeds of approximately $209,000 and $928,000 during the six months ended June 30, 2017 and 2016, respectively. We had a receivable of approximately $65,000 and $186,000 as of June 30, 2017 and December 31, 2016, respectively, which represents our current minimum estimate of expenses that we expect to recover under our insurance policy. This receivable is part of “Other current assets” on our condensed consolidated balance sheets.
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
Advisory
Our Advisory segment provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals, the Westwood Funds®, and the UCITS Fund, as well as investment subadvisory services to mutual funds and our Trust segment. Westwood Management Corp. and Westwood International, which provide investment advisory services to clients of similar type, are included in our Advisory segment along with Westwood Advisors, L.L.C.
Trust
Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended June 30, 2017
Net fee revenues from external sources	$25,525	$7,919	$—	$—	$33,444
Net intersegment revenues	1,998	52	—	(2,050)	—
Net interest and dividend revenue	122	15	—	—	137
Other, net	172	3	—	—	175
Total revenues	$27,817	$7,989	$—	$(2,050)	$33,756
Economic Earnings	$11,800	$1,519	$(1,609)	$—	$11,710
Less: Restricted stock expense					4,168
Intangible amortization					490
Deferred taxes on goodwill					156
Net income					$6,896

Segment assets	$192,247	$71,808	$14,798	$(102,921)	$175,932
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

Three Months Ended June 30, 2016
Net fee revenues from external sources	$23,075	$7,643	$—	$—	$30,718
Net intersegment revenues	4,786	41	—	(4,827)	—
Net interest and dividend revenue	98	2	—	—	100
Other, net	187	18	—	—	205
Total revenues	$28,146	$7,704	$—	$(4,827)	$31,023
Economic Earnings	$11,144	$1,442	$(2,199)	$—	$10,387
Less: Restricted stock expense					4,080
Intangible amortization					490
Deferred taxes on goodwill					156
Net income					$5,661

Segment assets	$152,227	$68,747	$36,137	$(95,083)	$162,028
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Six Months Ended June 30, 2017
Net fee revenues from external sources	$49,701	$15,713	$—	$—	$65,414
Net intersegment revenues	4,024	103	—	(4,127)	—
Net interest and dividend revenue	280	24	—	—	304
Other, net	654	7	—	—	661
Total revenues	$54,659	$15,847	$—	$(4,127)	$66,379
Economic Earnings	$22,587	$2,967	$(3,236)	$—	$22,318
Less: Restricted stock expense					8,065
Intangible amortization					980
Deferred taxes on goodwill					313
Net income					$12,960

Six Months Ended June 30, 2016
Net fee revenues from external sources	$44,891	$15,107	$—	$—	$59,998
Net intersegment revenues	9,179	41	—	(9,220)	—
Net interest and dividend revenue	232	4	—	—	236
Other, net	183	(265)	—	—	(82)
Total revenues	$54,485	$14,887	$—	$(9,220)	$60,152
Economic Earnings	$20,220	$2,474	$(4,214)	$—	$18,480
Less: Restricted stock expense					8,083
Intangible amortization					980
Deferred taxes on goodwill					234
Net income					$9,183
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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands):

	Three Months Ended June 30,
	2017	2016
Net income	$6,896	$5,661
Add: Stock-based compensation expense	4,168	4,080
Add: Intangible amortization	490	490
Add: Tax benefit from goodwill amortization	156	156
Economic Earnings	$11,710	$10,387

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Net Income	$12,960	$9,183
Add: Stock-based compensation expense	8,065	8,083
Add: Intangible amortization	980	980
Add: Tax benefit from goodwill amortization	313	234
Economic Earnings	$22,318	$18,480
14. SUBSEQUENT EVENTS
Dividend Declared
In July 2017, Westwood’s Board of Directors declared a quarterly cash dividend of $0.62 per common share payable on October 2, 2017 to stockholders of record on September 8, 2017.

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

Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is an SEC-registered investment advisor and referred to hereinafter together as "Westwood Management"), Westwood International Advisors Inc. ("Westwood International") and Westwood Trust. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (the “UCITS Fund”), individual investors and clients of Westwood Trust. Westwood International provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management.
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

Assets Under Management
Assets under management ("AUM") increased $1.6 billion to $22.6 billion at June 30, 2017 compared with $21.0 billion at June 30, 2016 as a result of market appreciation, partially offset by net outflows, over the last twelve months. The average of beginning and ending assets under management for the second quarter of 2017 was $22.3 billion compared to $21.1 billion for the second quarter of 2016. The increase in average assets under management is due to market appreciation over the last twelve months.
The following table displays assets under management as of June 30, 2017 and 2016:

			% Change
			June 30, 2017
	As of June 30,		vs.
	2017	2016	June 30, 2016
	(in millions)
Institutional	$12,773	$11,921	7%
Private Wealth	5,685	5,361	6
Mutual Funds	4,092	3,690	11
Total Assets Under Management(1)	$22,550	$20,972	8%
________________

(1)
AUM excludes $1.0 billion of assets under advisement ("AUA") as of June 30, 2017 related to our model portfolios, including approximately $692 million in a long-only convertibles fund for which we provide consulting advice but do not have direct discretionary investment authority. AUM excluded approximately $322 million of AUA as of June 30, 2016 related to model portfolios, for which we provided consulting advice but for which we did not have direct discretionary investment authority.

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

•
Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provides advisory services in ten limited liability companies to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently held in custody for clients where we believe such assets may convert to fee-generating managed assets upon an inter-generational transfer of wealth.

•
Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and private wealth accounts.

Roll-Forward of Assets Under Management

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Institutional
Beginning of period assets	$12,435	$12,232	$11,911	$11,752
Inflows	690	216	1,060	713
Outflows	(688)	(954)	(1,295)	(1,296)
Net flows	2	(738)	(235)	(583)
Market appreciation	336	427	1,097	752
Net change	338	(311)	862	169
End of period assets	$12,773	$11,921	$12,773	$11,921

Private Wealth
Beginning of period assets	$5,675	$5,305	$5,520	$5,393
Inflows	121	73	315	170
Outflows	(249)	(152)	(494)	(381)
Net flows	(128)	(79)	(179)	(211)
Market appreciation	138	135	344	179
Net change	10	56	165	(32)
End of period assets	$5,685	$5,361	$5,685	$5,361

Mutual Funds
Beginning of period assets	$3,963	$3,598	$3,810	$3,617
Inflows	257	161	499	460
Outflows	(220)	(204)	(469)	(574)
Net flows	37	(43)	30	(114)
Market appreciation	92	135	252	187
Net change	129	92	282	73
End of period assets	$4,092	$3,690	$4,092	$3,690

Total
Beginning of period assets	$22,073	$21,135	$21,241	$20,762
Inflows	1,068	450	1,874	1,343
Outflows	(1,157)	(1,310)	(2,258)	(2,251)
Net flows	(89)	(860)	(384)	(908)
Market appreciation	566	697	1,693	1,118
Net change	477	(163)	1,309	210
End of period assets	$22,550	$20,972	$22,550	$20,972

Three months ended June 30, 2017 and 2016
The $477 million increase in assets under management for the three months ended June 30, 2017 was due to market appreciation of $566 million, partially offset by net outflows of $89 million. Net outflows were primarily related to our SMidCap strategies and LargeCap Value strategy, partially offset by net inflows to our SmallCap Value, Market Neutral Income, and Emerging Markets strategies.
The $163 million decrease in assets under management for the three months ended June 30, 2016 was due to net outflows of $860 million partially offset by market appreciation of $697 million. Net outflows were primarily related to our SMidCap strategies and LargeCap Value strategy, partially offset by net inflows to our SmallCap Value, Market Neutral Income, and Emerging Markets strategies.

Six months ended June 30, 2017 and 2016
The $1.3 billion increase in assets under management for the six months ended June 30, 2017 was due to market appreciation of $1.7 billion, partially offset by net outflows of $384 million. Net outflows were primarily related to our LargeCap Value strategy and SMidCap strategies, partially offset by inflows to our Market Neutral Income and SmallCap Value strategies.
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

					% Change	% Change
					Three Months Ended	Six Months Ended
	Three Months Ended		Six Months Ended		June 30, 2017	June 30, 2017
	June 30,		June 30,		vs.	vs.
	2017	2016	2017	2016	June 30, 2016	June 30, 2016
Revenues:
Advisory fees: asset-based	$24,496	$22,666	$48,285	$44,481	8%	9%
Advisory fees: performance-based	1,031	409	1,417	409	152	246
Trust fees	7,917	7,643	15,712	15,108	4	4
Other revenues	312	305	965	154	NM	NM
Total revenues	33,756	31,023	66,379	60,152	9	10
Expenses:
Employee compensation and benefits	15,557	15,108	33,274	31,602	3	5
Sales and marketing	513	687	990	1,015	(25)	(2)
Westwood mutual funds	909	831	1,772	1,527	9	16
Information technology	1,883	2,201	3,639	4,165	(14)	(13)
Professional services	1,318	1,158	2,814	2,804	14	0
General and administrative	2,993	2,526	5,537	4,881	18	13
Total expenses	23,173	22,511	48,026	45,994	3	4
Income before income taxes	10,583	8,512	18,353	14,158	24	30
Provision for income taxes	3,687	2,851	5,393	4,975	29	8
Net income	$6,896	$5,661	$12,960	$9,183	22%	41%
_________________________
NM    Not meaningful

Three months ended June 30, 2017 compared to three months ended June 30, 2016
Total Revenues. Our Total revenues increased $2.8 million, or 9%, to $33.8 million for the three months ended June 30, 2017 compared with $31.0 million for the three months ended June 30, 2016. Asset-based advisory fees increased $1.8 million, or 8%, and Trust fees increased $0.3 million, or 4%, primarily due to higher average assets under management due to asset appreciation. Performance-based advisory fees increased by $0.6 million.
Employee Compensation and Benefits. Employee compensation and benefits costs increased $0.5 million or 3%, to $15.6 million for the three months ended June 30, 2017 compared with $15.1 million for the three months ended June 30, 2016. The increase is due to increases in various compensation categories as a result of improved performance as compared to the prior year quarter, as well as merit increases.
Provision for Income Taxes. The effective tax rate increased to 34.8% for the three months ended June 30, 2017 from 33.5% for the three months ended June 30, 2016. The slight increase is due to a higher state tax provision for the three months ended June 30, 2017.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Total Revenues. Our Total revenues increased $6.2 million, or 10%, to $66.4 million for the six months ended June 30, 2017 compared with $60.2 million for the six months ended June 30, 2016. This increase was primarily related to a $3.8 million, or 9%, increase in Asset-based advisory fees and a $0.6 million, or 4%, increase in Trust fees related to higher average assets under management due to market appreciation. Performance-based advisory fees increased by $1.0 million.
Employee Compensation and Benefits. Employee compensation and benefits costs increased to $33.3 million for the six months ended June 30, 2017 compared with $31.6 million for the six months ended June 30, 2016. The increase is due to higher incentive compensation and performance-based restricted stock expense as a result of improved pre-tax income as compared to the prior year, as well as merit increases.
Provision for Income Taxes. The effective tax rate decreased to 29.4% for the six months ended June 30, 2017 from 35.1% for the six months ended June 30, 2016. During the first quarter of 2017, we recorded a $1.0 million adjustment to income tax expense related to excess tax benefits as a result of the adoption of ASU 2016-09 Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which decreased our effective tax rate to 29.4%. Without the adjustment, our effective tax rate for the six months ended June 30, 2016 would have been 34.5%. Prior to adoption of ASU 2016-09, excess tax benefits were recorded through Additional paid-in capital, with no impact to the effective tax rate.

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

The following tables provide a reconciliation of Net income to Economic Earnings (in thousands, except share and per share amounts):

	Three Months Ended June 30,		% Change
	2017	2016
Net income	$6,896	$5,661	22%
Add: Stock-based compensation expense	4,168	4,080	2
Add: Intangible amortization	490	490	—
Add: Tax benefit from goodwill amortization	156	156	—
Economic Earnings	$11,710	$10,387	13%
Diluted weighted average shares outstanding	8,316,508	8,172,923
Economic Earnings per share	$1.41	$1.27

	Six Months Ended June 30,		% Change
	2017	2016
Net Income	$12,960	$9,183	41%
Add: Stock-based compensation expense	8,065	8,083	—
Add: Intangible amortization	980	980	—
Add: Tax benefit from goodwill amortization	313	234	34
Economic Earnings	$22,318	$18,480	21%
Diluted weighted average shares outstanding	8,315,722	8,132,941
Economic Earnings per share	$2.68	$2.27
Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of June 30, 2017 and December 31, 2016, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the six months ended June 30, 2017, cash flow provided by operating activities, principally our investment advisory business, was $26.8 million. Cash flow used in investing activities of $245,000 during the six months ended June 30, 2017 was related to purchases of fixed assets. Cash flow used in financing activities of $18.2 million for the six months ended June 30, 2017 was due to the payment of dividends, purchases of restricted stock returned for payment of taxes, and purchases of treasury shares for our Canadian share award plan.
We had cash and investments of $88.8 million as of June 30, 2017 and $90.2 million as of December 31, 2016. Cash and cash equivalents as of June 30, 2017 and December 31, 2016 includes approximately $25 million and $20 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested in Canada.  At June 30, 2017 and December 31, 2016, working capital aggregated $92.6 million and $86.3 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2017, Westwood Trust had approximately $18.8 million in excess of its minimum capital requirement.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition, and results of operations.
Contractual Obligations
As of June 30, 2017, there have been no material changes outside the ordinary course of business to our contractual obligations since December 31, 2016. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Changes in Internal Controls over Financial Reporting
For the quarter ended June 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)	—	$—	—		$9,366,000
Canadian Plan (2)	—	$—	—	CDN	$4,296,000
Employee transactions (3)	—	$—	—		—

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

Dated:	July 26, 2017	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer