Form 10-Q
period 2017-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2017-10-25
CIK 1165002

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
For the quarterly period ended September 30, 2017
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 13, 2017: 8,884,421.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$51,436	$33,679
Accounts receivable	22,163	23,429
Investments, at fair value	48,093	56,485
Income taxes receivable	2,744	—
Other current assets	6,261	2,364
Total current assets	130,697	115,957
Goodwill	27,144	27,144
Deferred income taxes	9,473	10,903
Intangible assets, net	19,945	21,394
Property and equipment, net of accumulated depreciation of $5,354 and $4,590	4,103	4,280
Total assets	$191,362	$179,678
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,851	$2,641
Accrued litigation settlement	8,018	—
Dividends payable	6,666	6,679
Compensation and benefits payable	14,126	17,200
Income taxes payable	722	3,148
Total current liabilities	32,383	29,668
Accrued dividends	1,495	1,767
Deferred rent	2,055	2,174
Total liabilities	35,933	33,609
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,986,076 and outstanding 8,884,421 shares at September 30, 2017; issued 9,801,938 and outstanding 8,810,375 shares at December 31, 2016	100	98
Additional paid-in capital	176,329	162,730
Treasury stock, at cost - 1,101,655 shares at September 30, 2017; 991,563 shares at December 31, 2016	(50,910)	(44,353)
Accumulated other comprehensive loss	(1,849)	(4,287)
Retained earnings	31,759	31,881
Total stockholders' equity	155,429	146,069
Total liabilities and stockholders' equity	$191,362	$179,678

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Advisory fees:
Asset-based	$25,334	$23,447	$73,619	$67,928
Performance-based	—	226	1,417	635
Trust fees	7,858	7,690	23,570	22,798
Other, net	300	414	1,265	568
Total revenues	33,492	31,777	99,871	91,929
EXPENSES:
Employee compensation and benefits	15,601	15,637	48,875	47,239
Sales and marketing	457	408	1,447	1,423
Westwood mutual funds	977	755	2,749	2,282
Information technology	1,855	1,874	5,494	6,039
Professional services	1,681	1,903	4,495	4,707
Legal settlement	4,009	—	4,009	—
General and administrative	3,160	2,147	8,697	7,028
Total expenses	27,740	22,724	75,766	68,718
Income before income taxes	5,752	9,053	24,105	23,211
Provision for income taxes	1,620	3,166	7,013	8,141
Net income	$4,132	$5,887	$17,092	$15,070
Other comprehensive income (loss):
Foreign currency translation adjustments	1,297	(453)	2,438	1,007
Total comprehensive income	$5,429	$5,434	$19,530	$16,077

Earnings per share:
Basic	$0.51	$0.74	$2.10	$1.89
Diluted	$0.49	$0.72	$2.05	$1.84
Weighted average shares outstanding:
Basic	8,171,809	7,995,680	8,136,350	7,952,938
Diluted	8,420,749	8,179,956	8,350,926	8,212,468

Cash dividends declared per share	$0.62	$0.57	$1.86	$1.71

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2017
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2016	8,810,375	$98	$162,730	$(44,353)	$(4,287)	$31,881	$146,069
Cumulative effect of accounting change	—	—	711	—	—	(711)	—
Net income	—	—	—	—	—	17,092	17,092
Other comprehensive income	—	—	—	—	2,438	—	2,438
Issuance of restricted stock, net of forfeitures	184,138	2	(2)	—	—	—	—
Dividends declared	—	—	—	—	—	(16,503)	(16,503)
Stock based compensation expense	—	—	12,298	—	—	—	12,298
Reclassification of compensation liability to be paid in shares	—	—	592	—	—	—	592
Purchases of treasury stock	(23,822)	—	—	(1,326)	—	—	(1,326)
Restricted stock returned for payment of taxes	(86,270)	—	—	(5,231)	—	—	(5,231)
BALANCE, September 30, 2017	8,884,421	$100	$176,329	$(50,910)	$(1,849)	$31,759	$155,429

See notes to condensed consolidated financial statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,092	$15,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	722	732
Amortization of intangible assets	1,449	1,470
Unrealized gains on trading investments	(539)	(676)
Stock based compensation expense	12,298	12,164
Deferred income taxes	1,481	114
Excess tax benefits from stock based compensation	—	(165)
Other	—	275
Change in operating assets and liabilities:
Net sales of investments - trading securities	8,931	23,147
Accounts receivable	1,686	(2,711)
Other current assets	(3,881)	900
Accounts payable and accrued liabilities	178	(82)
Accrued litigation settlement	8,018	—
Compensation and benefits payable	(2,696)	(6,758)
Income taxes receivable/payable	(5,181)	(4,637)
Other liabilities	(111)	154
Net cash provided by operating activities	39,447	38,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(537)	(1,680)
Net cash used in investing activities	(537)	(1,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(5,629)
Purchase of treasury stock under employee stock plans	(1,326)	(614)
Restricted stock returned for payment of taxes	(5,231)	(3,710)
Excess tax benefits from stock based compensation	—	165
Payment of contingent consideration in acquisition	—	(5,562)
Cash dividends paid	(16,787)	(14,827)
Net cash used in financing activities	(23,344)	(30,177)
Effect of currency rate changes on cash	2,191	812
Net Change in Cash and Cash Equivalents	17,757	7,952
Cash and cash equivalents, beginning of period	33,679	22,740
Cash and cash equivalents, end of period	$51,436	$30,692

Supplemental cash flow information:
Cash paid during the period for income taxes	$10,245	$12,632
Common stock issued for acquisition	$—	$3,734
Accrued dividends	$8,161	$7,682
Tenant allowance included in property and equipment	$—	$1,128

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
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Private Wealth business. The sale is expected to close on December 31, 2017, subject to usual and customary closing conditions and the receipt of regulatory approval from the Nebraska Department of Banking. We expect to receive proceeds of $7 million to $10.5 million, subject to client consents and net working capital requirements; however, we do not expect to record a material gain or loss on the sale within our Consolidated Statement of Comprehensive Income. The sale will reduce our goodwill and intangible assets but is not expected to have a material impact to our Consolidated Balance Sheet. The component is reported within both our Advisory and Trust segments. The sale does not represent a major strategic shift in our business and does not qualify for discontinued operations reporting.
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
Recent Accounting Pronouncements
Recently Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The purpose of the amendment is to simplify the accounting for share-based payment transactions, and includes changes to the accounting for the classification of awards as either equity or liabilities, classification of certain share-based payment items in the statement of cash flows, the accounting for forfeitures and certain income tax consequences. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively. The amendment related to forfeitures, where an entity may account for forfeitures as they occur, should be

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

applied retrospectively by means of a cumulative-effect adjustment to equity at the beginning of the period in which the guidance is adopted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of tax benefits on the statement of cash flows using either a prospective or retrospective transition method.
We adopted ASU 2016-09 effective January 1, 2017. The following summarizes the effects of the adoption on our Condensed Consolidated Financial Statements:
Income Taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, are recognized as income tax expense or benefit in the consolidated statement of comprehensive income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense in the first nine months of 2017 of $1.0 million related to excess tax benefits, decreasing our effective tax rate for the first nine months of 2017 to 29.1%. Without the adjustment, our effective tax rate would have been 33.0%. The Company did not have any unrecognized excess tax benefits as of December 31, 2016 and therefore there was no cumulative-effect adjustment to retained earnings related to income taxes. The Company adopted the amendments related to the recognition of excess tax benefits and tax shortfalls prospectively, with no adjustments made to prior periods.
Forfeitures - Prior to adoption, stock-based compensation expense was recognized on a straight-line basis, net of estimated forfeitures, such that expense was recognized for stock-based awards that were expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption of this standard, the Company no longer applies an estimated forfeiture rate and instead accounts for forfeitures as they occur. The Company applied the modified retrospective adoption approach, resulting in a $711,000 cumulative-effect reduction to “Retained earnings” with the offset to “Additional paid-in-capital” on January 1, 2017.
Statements of Cash Flows - The Company historically accounted for excess tax benefits on the consolidated statements of cash flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The change in cash flow classification associated with excess tax benefits was adopted prospectively, resulting in the classification of the $1.0 million excess tax benefit as an operating activity during the nine months ended September 30, 2017. No change in classification was necessary for the presentation of restricted stock returned for payment of taxes, as the Company has historically presented such payments as a financing activity. The Company adopted this portion of the standard on a prospective basis, with no adjustments made to prior periods.
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
Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards
("IFRS"). The ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Retrospective application is required, with the entity either applying the change to each prior reporting period presented or applying the cumulative effect of each prior reporting period presented at the date of initial application. Management has completed a detailed review of the terms and conditions of our current contracts, including performance based fees, and we do not anticipate a significant change in the timing of revenue recognized. As part of our review we analyzed our current business process and internal controls and do not anticipate implementing new procedures to successfully adopt the standard. We expect to enhance and add additional disclosures surrounding our revenue process including disaggregation of revenue and information about performance obligations that will help provide the financial statement users a better understanding of the nature, amount, timing and potential uncertainty of the revenue being recognized.

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
In May 2017, the FASB issued ASU 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modified accounting under ASC 718. The purpose of the amendment is to reduce diversity, cost and complexity in practice when analyzing and applying these modifications. The ASU is effective for periods beginning after December 15, 2017. We do not expect the amendment to have a material impact on our Consolidated Financial Statements and expect to adopt the standard within the required time frame.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were no anti-dilutive restricted shares outstanding for the three months ended September 30, 2017. There were approximately 2,453 anti-dilutive restricted shares outstanding for the three months ended September 30, 2016, and 8,800 and 2,301 anti-dilutive restricted shares outstanding for the nine months ended September 30, 2017 and 2016, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$4,132	$5,887	$17,092	$15,070

Weighted average shares outstanding - basic	8,171,809	7,995,680	8,136,350	7,952,938
Dilutive potential shares from unvested restricted shares	248,940	184,276	214,576	259,530
Weighted average shares outstanding - diluted	8,420,749	8,179,956	8,350,926	8,212,468

Earnings per share:
Basic	$0.51	$0.74	$2.10	$1.89
Diluted	$0.49	$0.72	$2.05	$1.84

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. INVESTMENTS
All investments are carried at fair value and are accounted for as trading securities. Investment balances are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2017:
U.S. Government and Government agency obligations	$26,093	$12	$(14)	$26,091
Money market funds	9,925	—	—	9,925
Equity funds	11,510	578	(11)	12,077
	$47,528	$590	$(25)	$48,093
December 31, 2016:
U.S. Government and Government agency obligations	$30,275	$—	$(2)	$30,273
Money market funds	14,127	—	—	14,127
Equity funds	12,057	204	(176)	12,085
	$56,459	$204	$(178)	$56,485

As of September 30, 2017 and December 31, 2016, $10.6 million and $11.0 million in corporate funds, respectively, were invested in Westwood Funds®, Westwood Common Trust Funds and Westwood Investment Funds PLC (the “UCITS Fund”). See Note 8 “Variable Interest Entities”.
5. FAIR VALUE MEASUREMENTS
We determine estimated fair values for our financial instruments using available information. The fair value amounts discussed in our Condensed Consolidated Financial Statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, income taxes receivable, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, the UCITS Fund and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to common trust funds, the net asset value of the shares held as reported by each fund. Market values of our money market holdings generally do not fluctuate.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of September 30, 2017:
Investments in trading securities	$45,836	$—	$—	$2,257	$48,093
Total financial instruments	$45,836	$—	$—	$2,257	$48,093

As of December 31, 2016:
Investments in trading securities	$53,319	$—	$—	$3,166	$56,485
Total financial instruments	$53,319	$—	$—	$3,166	$56,485

(1) Comprised of certain investments measured at fair value using net asset value (“NAV”) as a practical expedient. These investments were recategorized and are no longer included within Level 2 of the valuation hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our consolidated balance sheets.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2017 and determined that no impairment loss was required. No impairments on goodwill were recorded during the three or nine months ended September 30, 2017 or 2016.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No impairments on intangible assets were recorded during the three or nine months ended September 30, 2017 or 2016.

7. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of September 30, 2017	As of December 31, 2016
Foreign currency translation adjustment	$(1,849)	$(4,287)
Accumulated other comprehensive loss	$(1,849)	$(4,287)

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. VARIABLE INTEREST ENTITIES
We have evaluated all of our advisory relationships with the UCITS Fund, the Westwood Funds®, limited liability companies (“LLCs”) and our relationship as sponsor of the Common Trust Funds (“CTFs”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”). Based on our analysis, we determined that the LLCs and CTFs were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors with a simple majority vote, so we determined the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds® independent board of directors, which directs the activities that most significantly impact the entity's economic performance, we determined that the Westwood Funds® were not VIEs. Therefore, the UCITS Fund and the Westwood Funds® should be analyzed under the VOE consolidation method. Based on our analysis of our seed investments in these entities for the periods ending September 30, 2017 and December 31, 2016, we have not consolidated the LLCs or CTFs under the VIE method or the UCITS Fund or the Westwood Funds® under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results.
As of September 30, 2017 and December 31, 2016, the Company had seed investments in aggregate of approximately $10.6 million and $11.0 million, respectively, in the CTFs, the Westwood Funds, and the UCITS Fund. These seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheet at September 30, 2017.
Otherwise, we have not provided any financial support we were not previously contractually obligated to provide, and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds®, the UCITS Fund and the CTFs are accounted for as investments in accordance with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $13.2 million and $13.5 million for the three months ended September 30, 2017 and 2016, respectively. We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $39.1 million and $39.5 million for the nine months ended September 30, 2017 and 2016, respectively.
The following table displays the assets under management, the amounts of our seed investments that are included in “Investments, at fair value” on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of September 30, 2017
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,144	$6	$6
Common Trust Funds	2,602	2	2
LLCs	113	—	—
UCITS Fund	595	2	2
All other assets:
Private Wealth	3,107
Institutional	13,063
Total Assets Under Management	$23,624

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Fourth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended (the “Plan”), reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. In April 2017, stockholders approved an additional 250,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 4,648,100 shares. At September 30, 2017, approximately 433,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service condition stock-based compensation expense	$2,591	$2,679	$7,828	$7,978
Performance condition stock-based compensation expense	1,454	1,234	3,949	3,705
Stock-based compensation expense under the Plan	4,045	3,913	11,777	11,683
Canadian Plan stock-based compensation expense	188	169	521	481
Total stock-based compensation expense	$4,233	$4,082	$12,298	$12,164

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.
As of September 30, 2017, there was approximately $26.3 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.2 years. Our two types of restricted stock grants under the Plan are discussed below.
Restricted Stock Subject Only to a Service Condition
We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period. As discussed in Note 2 “Summary of Significant Accounting Policies,” the Company made an accounting policy election to account for forfeitures as they occur effective upon the adoption of ASU 2016-09 on January 1, 2017.
The following table details the status and changes in our restricted stock grants subject only to a service condition for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	607,501	$54.67
Granted	143,460	61.20
Vested	(182,085)	57.43
Forfeited	(36,579)	55.11
Non-vested, September 30, 2017	532,297	$55.46

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over multiple year periods subject to achieving annual performance goals established by the Compensation Committee of Westwood’s Board of Directors. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares. For 2017, the goal is based on Income before income tax from our audited consolidated statement of comprehensive income for fiscal 2017. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the Income before income tax from the Company’s audited consolidated financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed. In March 2017, the Compensation Committee established the fiscal 2017 goal for our Chief Executive Officer and Chief Investment Officer as Income before income taxes of $24.0 million for 50% of their respective awards, and an Income before income taxes target of $34.0 million (ranging from 25% of target for threshold performance of $30.3 million to 185% of target for maximum performance of $42.5 million) for the remaining 50% of their respective awards. For all other restricted stock grants subject to performance conditions, the Compensation Committee established the fiscal 2017 goal as Income before income taxes of at least $24.0 million. These performance grants allow the Compensation Committee to exclude certain items, including legal settlements, from the Income before income taxes target. At the Committee's discretion, we excluded the $4.0 million legal settlement expense recorded during the third quarter of 2017 from our forecasted Income before income taxes target and concluded that it was probable that we would exceed the target performance goals required to vest the applicable percentage of the performance-based restricted shares this year and continued recording expense related to the shares expected to vest.
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	153,620	$55.90
Granted	157,877	54.86
Vested	(102,367)	56.58
Forfeited	(45,675)	55.86
Non-vested, September 30, 2017	163,455	$55.87
The above amounts as of September 30, 2017 do not include 16,313 non-vested restricted shares that potentially vest over performance years subsequent to 2017 inasmuch as the Compensation Committee has not set annual performance goals for later years and therefore no grant date has been established.
Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($8.0 million in U.S. Dollars using the exchange rate on September 30, 2017) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At September 30, 2017, approximately $4.3 million CDN ($3.4 million in U.S. Dollars using the exchange rate on September 30, 2017) remains available for issuance under the Canadian Plan, or approximately 51,200 shares based on the closing share price of our stock of $67.27 as of September 30, 2017. During the first nine months of 2017, the trust formed pursuant to the Canadian Plan purchased in the open market 23,822 Westwood common shares for approximately $1.3 million. As of September 30, 2017, the trust holds 55,418 shares of Westwood common stock. As of September 30, 2017, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $864,000, which we expect to recognize over a weighted-average period of 1.8 years.

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
For awards earned prior to 2017, the award vested after approximately one year of service following the year in which the participant earned the award. Beginning in 2017, the award vests after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is either two or three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended September 30, 2017 and 2016, we recorded expense of approximately $281,000 and $313,000, respectively, related to mutual fund share incentive awards. For the nine months ended September 30, 2017 and 2016, we recorded expense of approximately $819,000 and $933,000, respectively, related to mutual fund share incentive awards. As of September 30, 2017 and December 31, 2016, we had an accrued liability of approximately $1.5 million and $1.7 million, respectively, related to mutual fund share incentive awards.
10. INCOME TAXES
Our effective income tax rate was 28.2% for the third quarter of 2017, compared with 35.0% for the third quarter of 2016. The decrease is primarily related to the tax impact of our legal settlement with AGF (see further discussion in Note 12 “Commitments and Contingencies”) in the third quarter of 2017 and adjustments to uncertain tax positions (net of federal tax benefit) recorded in the third quarter of 2016. Our effective income tax rate was 29.1% for the first nine months of 2017, compared with 35.1% for the first nine months of 2016. The decrease is primarily related to the adoption of ASU 2016-09 Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires recognition of excess tax benefits related to employees' restricted stock vesting to be recorded within income tax expense. Prior to adoption of ASU 2016-09, excess tax benefits were recorded through Additional paid-in capital, with no impact to the effective tax rate or our consolidated statement of comprehensive income. See further discussion in Note 2 “Summary of Significant Accounting Policies.” The remaining decrease is related to the tax impact of our legal settlement with AGF (see further discussion in Note 12 “Commitments and Contingencies”) in the third quarter of 2017 and adjustments to uncertain tax positions (net of federal tax benefit) recorded in the first and third quarters of 2016.
As of September 30, 2017 and December 31, 2016, the Company's gross liability related to uncertain tax positions was $196,000 and $2.5 million, respectively. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as any related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the nine months ended September 30, 2017 is as follows (in thousands):

Balance at January 1, 2017	$2,462
Additions for tax positions related to the current year	68
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(768)
Payments for tax positions related to prior years	(1,566)
Balance at September 30, 2017	$196

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Within the next twelve months, it is reasonably possible that the liability for uncertain tax positions could decrease by as much as $196,000 as a result of settlements with certain taxing authorities, which, if recognized, would decrease our provision for income taxes by $130,000.
11. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. For the three months ended September 30, 2017 and 2016, we recorded trust fees from these accounts of $92,000 and $108,000, respectively. For the nine months ended September 30, 2017 and 2016, we recorded trust fees from these accounts of $277,000 and $305,000, respectively. There was $92,000 and $97,000 due from these accounts as of September 30, 2017 and December 31, 2016, respectively.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to assets under management. These fees are commensurate with market rates. For the three months ended September 30, 2017 and 2016, the Company earned approximately $1.1 million and $370,000, respectively, in fees from the affiliated funds. For the nine months ended September 30, 2017 and 2016, the Company earned approximately $2.8 million and $1.0 million, respectively, in fees from the affiliated funds. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of September 30, 2017 and December 31, 2016, $398,000 and $270,000, respectively, of these fees were unpaid and included in “Accounts receivable” on our Condensed Consolidated Balance Sheets.
12. COMMITMENTS AND CONTINGENCIES
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC (“Warren”). The action related to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF alleged that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF was seeking an unspecified amount of damages and punitive damages of $10 million CDN in the lawsuit. On November 5, 2012, Westwood responded to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood was seeking $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF was seeking $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs.
On October 13, 2017, we reached a settlement with AGF that provides for the dismissal of all claims, with prejudice and without any admission of liability. We have agreed to pay AGF a one-time payment of $10 million CDN, half of which is expected to be covered by our insurance. During the third quarter of 2017, we recorded a net $4.0 million ($5 million CDN) charge related to the settlement and associated insurance coverage, with an $8.0 million ($10 million CDN) settlement liability recorded in “Accrued lawsuit settlement” and a $4.0 million ($5 million CDN) receivable from our insurance provider included in “Other current assets” on our Condensed Consolidated Balance Sheets at September 30, 2017.
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We received insurance proceeds of approximately $276,000 and $928,000 during the nine months ended September 30, 2017 and 2016, respectively. We had a receivable of approximately $113,000 and $186,000 as of September 30, 2017 and December 31, 2016, respectively, which represents our current minimum estimate of expenses that we expect to recover under our insurance policy. This receivable is part of “Other current assets” on our Condensed Consolidated Balance Sheets.

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended September 30, 2017
Net fee revenues from external sources	$25,334	$7,858	$—	$—	$33,192
Net intersegment revenues	2,026	57	—	(2,083)	—
Net interest and dividend revenue	111	43	—	—	154
Other, net	157	(11)	—	—	146
Total revenues	$27,628	$7,947	$—	$(2,083)	$33,492
Economic Earnings	$8,786	$1,560	$(1,356)	$—	$8,990
Less: Restricted stock expense					4,233
Intangible amortization					469
Deferred taxes on goodwill					156
Net income					$4,132

Segment assets	$208,444	$73,170	$18,388	$(108,640)	$191,362
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

Three Months Ended September 30, 2016
Net fee revenues from external sources	$23,673	$7,690	$—	$—	$31,363
Net intersegment revenues	5,275	41	—	(5,316)	—
Net interest and dividend revenue	128	5	—	—	133
Other, net	279	2	—	—	281
Total revenues	$29,355	$7,738	$—	$(5,316)	$31,777
Economic Earnings	$10,270	$1,690	$(1,345)	$—	$10,615
Less: Restricted stock expense					4,082
Intangible amortization					490
Deferred taxes on goodwill					156
Net income					$5,887

Segment assets	$163,826	$65,986	$13,046	$(73,160)	$169,698
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Nine Months Ended September 30, 2017
Net fee revenues from external sources	$75,036	$23,570	$—	$—	$98,606
Net intersegment revenues	6,050	160	—	(6,210)	—
Net interest and dividend revenue	391	67	—	—	458
Other, net	811	(4)	—	—	807
Total revenues	$82,288	$23,793	$—	$(6,210)	$99,871
Economic Earnings	$31,372	$4,528	$(4,592)	$—	$31,308
Less: Restricted stock expense					12,298
Intangible amortization					1,449
Deferred taxes on goodwill					469
Net income					$17,092

Nine Months Ended September 30, 2016
Net fee revenues from external sources	$68,563	$22,798	$—	$—	$91,361
Net intersegment revenues	14,455	82	—	(14,537)	—
Net interest and dividend revenue	360	9	—	—	369
Other, net	462	(263)	—	—	199
Total revenues	$83,840	$22,626	$—	$(14,537)	$91,929
Economic Earnings	$30,493	$4,160	$(5,559)	$—	$29,094
Less: Restricted stock expense					12,164
Intangible amortization					1,470
Deferred taxes on goodwill					390
Net income					$15,070
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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands):

	Three Months Ended September 30,
	2017	2016
Net income	$4,132	$5,887
Add: Stock-based compensation expense	4,233	4,082
Add: Intangible amortization	469	490
Add: Tax benefit from goodwill amortization	156	156
Economic Earnings	$8,990	$10,615

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net Income	$17,092	$15,070
Add: Stock-based compensation expense	12,298	12,164
Add: Intangible amortization	1,449	1,470
Add: Tax benefit from goodwill amortization	469	390
Economic Earnings	$31,308	$29,094
14. SUBSEQUENT EVENTS
Dividend Declared
In October 2017, Westwood’s Board of Directors declared a quarterly cash dividend of $0.68 per common share, an increase of 10% from the previous quarterly dividend rate, payable on January 2, 2018 to stockholders of record on December 8, 2017.
AGF Lawsuits
On October 13, 2017, we reached a settlement with AGF regarding their lawsuits and our related counterclaim. See Note 12 “Commitments and Contingencies” for additional discussion of the settlement.

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
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Private Wealth business. The sale is expected to close on December 31, 2017, subject to usual and customary closing conditions and the receipt of regulatory approval from the Nebraska Department of Banking. We expect to receive proceeds of $7 million to $10.5 million, subject to client consents and net working capital requirements; however, we do not expect to record a material gain or loss on the sale within our Consolidated Statement of Comprehensive Income. The sale will reduce our goodwill and intangible assets but is not expected to have a material impact to our Consolidated Balance Sheet. The component is reported within both our Advisory and Trust segments. The sale does not represent a major strategic shift in our business and does not qualify for discontinued operations reporting.
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
Legal Settlement
Legal settlement expenses consist of settlements related to litigation claims, net of any portions covered by our insurance policies.
General and Administrative
General and administrative expenses generally consist of costs associated with the lease of our office space, amortization, depreciation, insurance, custody expense, Board of Directors fees, investor relations, licenses and fees, office supplies and other miscellaneous expenses.

Assets Under Management
Assets under management (“AUM”) increased $2.3 billion to $23.6 billion at September 30, 2017 compared with $21.3 billion at September 30, 2016 as a result of market appreciation, partially offset by net outflows over the last twelve months. The average of beginning and ending assets under management for the third quarter of 2017 was $23.1 billion compared to $21.1 billion for the third quarter of 2016. The increase in average assets under management is due to market appreciation over the last twelve months and $713 million in a long-only convertibles fund that transitioned from assets under advisement (“AUA”) to AUM during the third quarter of 2017.
The following table displays assets under management as of September 30, 2017 and 2016:

			% Change
			September 30, 2017
	As of September 30,		vs.
	2017	2016	September 30, 2016
	(in millions)
Institutional	$13,658	$12,192	12%
Private Wealth	5,822	5,327	9
Mutual Funds	4,144	3,753	10
Total Assets Under Management(1)	$23,624	$21,272	11%
________________

(1)
AUM excludes $362 million of AUA as of September 30, 2017 related to our model portfolios, for which we provided consulting advice but for which we did not have direct discretionary investment authority. During the third quarter of 2017, approximately $713 million related to a long-only convertibles fund transitioned from AUA to AUM. AUM excluded approximately $1.1 billion of AUA as of September 30, 2016 related to model portfolios, including the long-only convertibles fund, for which we provided consulting advice but for which we did not have direct discretionary investment authority.

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

Roll-Forward of Assets Under Management

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Institutional
Beginning of period assets	$12,773	$11,921	$11,911	$11,752
Inflows(1)	1,113	420	2,173	1,133
Outflows	(659)	(606)	(1,954)	(1,902)
Net flows	454	(186)	219	(769)
Market appreciation	431	457	1,528	1,209
Net change	885	271	1,747	440
End of period assets	$13,658	$12,192	$13,658	$12,192

Private Wealth
Beginning of period assets	$5,685	$5,361	$5,520	$5,393
Inflows	194	104	509	274
Outflows	(216)	(245)	(710)	(626)
Net flows	(22)	(141)	(201)	(352)
Market appreciation	159	107	503	286
Net change	137	(34)	302	(66)
End of period assets	$5,822	$5,327	$5,822	$5,327

Mutual Funds
Beginning of period assets	$4,092	$3,690	$3,810	$3,617
Inflows	293	214	792	674
Outflows	(334)	(224)	(803)	(798)
Net flows	(41)	(10)	(11)	(124)
Market appreciation	93	73	345	260
Net change	52	63	334	136
End of period assets	$4,144	$3,753	$4,144	$3,753

Total
Beginning of period assets	$22,550	$20,972	$21,241	$20,762
Inflows	1,600	738	3,474	2,081
Outflows	(1,209)	(1,075)	(3,467)	(3,326)
Net flows	391	(337)	7	(1,245)
Market appreciation	683	637	2,376	1,755
Net change	1,074	300	2,383	510
End of period assets	$23,624	$21,272	$23,624	$21,272
________________

(1)	Institutional inflows include approximately $713 million of assets related to a long-only convertibles fund, which transitioned from AUA to AUM during the third quarter of 2017.

Three months ended September 30, 2017 and 2016
The $1.1 billion increase in assets under management for the three months ended September 30, 2017 was due to market appreciation of $683 million and net inflows of $391 million. Net inflows were primarily related to approximately $713 million in our Strategic Global Convertibles strategy that transitioned from AUA to AUM in the third quarter of 2017, as well as net inflows to our Market Neutral Income and Emerging Markets strategies. Inflows were partially offset by net outflows to our SMidCap strategies, Income Opportunity strategy and LargeCap Value strategy.

The $300 million increase in assets under management for the three months ended September 30, 2016 was due to net outflows of $337 million partially offset by market appreciation of $637 million. Net outflows were primarily related to our SMidCap strategies and LargeCap Value strategy, partially offset by net inflows to our SmallCap Value, Market Neutral Income, and Emerging Markets strategies.
Nine months ended September 30, 2017 and 2016
The $2.4 billion increase in assets under management for the nine months ended September 30, 2017 was due to market appreciation of $2.4 billion and net inflows of of $7 million. Net inflows were primarily related to approximately $713 million in our Strategic Global Convertibles strategy that transitioned from AUA to AUM in the third quarter of 2017 and net inflows to our SmallCap Value, Market Neutral Income, and Emerging Markets strategies, partially offset by net outflows to our SMidCap strategies and LargeCap Value strategy.
The $510 million increase in assets under management for the nine months ended September 30, 2016 was due to market appreciation of $1.8 billion, offset by net outflows of $1.2 billion. Net outflows were primarily related to our SMidCap, SmidCap Plus, LargeCap Value, AllCap Value and Income Opportunity strategies.
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations is based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements, included elsewhere in this report.

					% Change	% Change
					Three Months Ended	Nine Months Ended
	Three Months Ended		Nine Months Ended		September 30, 2017	September 30, 2017
	September 30,		September 30,		vs.	vs.
	2017	2016	2017	2016	September 30, 2016	September 30, 2016
Revenues:
Advisory fees: asset-based	$25,334	$23,447	$73,619	$67,928	8%	8%
Advisory fees: performance-based	—	226	1,417	635	(100)	123
Trust fees	7,858	7,690	23,570	22,798	2	3
Other revenues	300	414	1,265	568	NM	NM
Total revenues	33,492	31,777	99,871	91,929	5	9
Expenses:
Employee compensation and benefits	15,601	15,637	48,875	47,239	—	3
Sales and marketing	457	408	1,447	1,423	12	2
Westwood mutual funds	977	755	2,749	2,282	29	20
Information technology	1,855	1,874	5,494	6,039	(1)	(9)
Professional services	1,681	1,903	4,495	4,707	(12)	(5)
Legal settlement	4,009	—	4,009	—	100	100
General and administrative	3,160	2,147	8,697	7,028	47	24
Total expenses	27,740	22,724	75,766	68,718	22	10
Income before income taxes	5,752	9,053	24,105	23,211	(36)	4
Provision for income taxes	1,620	3,166	7,013	8,141	(49)	(14)
Net income	$4,132	$5,887	$17,092	$15,070	(30)%	13%
_________________________
NM    Not meaningful

Three months ended September 30, 2017 compared to three months ended September 30, 2016
Total Revenues. Our Total revenues increased $1.7 million, or 5%, to $33.5 million for the three months ended September 30, 2017 compared with $31.8 million for the three months ended September 30, 2016. Asset-based advisory fees increased $1.9 million, or 8%, and Trust fees increased $0.2 million, or 2%, primarily due to higher average assets under management due to asset appreciation.
Legal Settlement. We recorded a net $4.0 million charge related to a legal settlement and associated insurance coverage recorded during the third quarter of 2017. See further discussion of the settlement in Note 12 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included in Part I. Financial Information.
General and Administrative. General and administrative costs increased $1.1 million, or 47.2%, to $3.2 million for the three months ended September 30, 2017 compared with $2.1 million for the three months ended September 30, 2016, primarily due to a $0.9 million foreign currency transaction loss recorded in the third quarter of 2017 as a result of a 4% decrease in the Canadian dollar exchange rate.
Provision for Income Taxes. The effective tax rate decreased to 28.2% for the three months ended September 30, 2017 from 35.0% for the three months ended September 30, 2016. The decrease is primarily related to the tax impact of our legal settlement with AGF in the third quarter of 2017 and adjustments to uncertain tax positions (net of federal tax benefit) recorded in the third quarter of 2016.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Total Revenues. Our Total revenues increased $8.0 million, or 9%, to $99.9 million for the nine months ended September 30, 2017 compared with $91.9 million for the nine months ended September 30, 2016. This increase was primarily related to a $5.7 million, or 8%, increase in Asset-based advisory fees and a $0.8 million, or 3%, increase in Trust fees related to higher average assets under management due to market appreciation. Performance-based advisory fees increased by $0.8 million.
Employee Compensation and Benefits. Employee compensation and benefits costs increased to $48.9 million for the nine months ended September 30, 2017 compared with $47.2 million for the nine months ended September 30, 2016. The increase is due to higher incentive compensation and performance-based restricted stock expense as a result of improved pre-tax income as compared to the prior year, as well as merit increases.
Legal Settlement. We recorded a net $4.0 million charge related to a legal settlement and associated insurance coverage recorded during the third quarter of 2017. See further discussion of the settlement in Note 12 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included in Part I. Financial Information.
General & Administrative. General and administrative expenses increased $1.7 million, or 24%, to $8.7 million for the nine months ended September 30, 2017 compared to $7.0 million for the nine months ended September 30, 2016, primarily due to a $1.6 million foreign currency transaction loss recorded in the first nine months of 2017 as a result of an 8% decrease in the Canadian dollar exchange rate.
Provision for Income Taxes. The effective tax rate decreased to 29.1% for the nine months ended September 30, 2017 from 35.1% for the nine months ended September 30, 2016. During the first quarter of 2017, we recorded a $1.0 million adjustment to income tax expense related to excess tax benefits as a result of the adoption of ASU 2016-09 Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which decreased our effective tax rate to 29.1%. Without the adjustment, our effective tax rate for the nine months ended September 30, 2016 would have been 33.0%. Prior to adoption of ASU 2016-09, excess tax benefits were recorded through Additional paid-in capital, with no impact to the effective tax rate. The remaining decrease is related to the tax impact of our legal settlement with AGF in the third quarter of 2017 and adjustments to uncertain tax positions (net of federal tax benefit) recorded in the first and third quarters of 2016.

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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands, except share and per share amounts):

	Three Months Ended September 30,		% Change
	2017	2016
Net income	$4,132	$5,887	(30)%
Add: Stock-based compensation expense	4,233	4,082	4
Add: Intangible amortization	469	490	(4)
Add: Tax benefit from goodwill amortization	156	156	—
Economic Earnings	$8,990	$10,615	(15)%
Diluted weighted average shares outstanding	8,420,749	8,179,956
Economic Earnings per share	$1.07	$1.30

	Nine Months Ended September 30,		% Change
	2017	2016
Net Income	$17,092	$15,070	13%
Add: Stock-based compensation expense	12,298	12,164	1
Add: Intangible amortization	1,449	1,470	(1)
Add: Tax benefit from goodwill amortization	469	390	20
Economic Earnings	$31,308	$29,094	8%
Diluted weighted average shares outstanding	8,350,926	8,212,468
Economic Earnings per share	$3.75	$3.54

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of September 30, 2017 and December 31, 2016, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the nine months ended September 30, 2017, cash flow provided by operating activities, principally our investment advisory business, was $39.4 million. Cash flow used in investing activities of $537,000 during the nine months ended September 30, 2017 was related to purchases of fixed assets. Cash flow used in financing activities of $23.3 million for the nine months ended September 30, 2017 was due to the payment of dividends, purchases of restricted stock returned for payment of taxes, and purchases of treasury shares for our Canadian share award plan.
We had cash and investments of $99.5 million as of September 30, 2017 and $90.2 million as of December 31, 2016. Cash and cash equivalents as of September 30, 2017 and December 31, 2016 includes approximately $30 million and $20 million, respectively, of undistributed income from Westwood International that we consider to be permanently invested in Canada.  At September 30, 2017 and December 31, 2016, working capital aggregated $98.3 million and $86.3 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2017, Westwood Trust had approximately $20.4 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of September 30, 2017, there have been no material changes outside the ordinary course of business to our contractual obligations since December 31, 2016. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Critical and Significant Accounting Policies and Estimates
Effective January 1, 2017, we adopted ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Refer to Note 2 “Summary of Accounting Policies” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed description of the adoption of ASU 2016-09.
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
Changes in Internal Controls over Financial Reporting
For the quarter ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On October 13, 2017, we reached a settlement with AGF regarding their lawsuits and our related counterclaim. See additional discussion of the settlement and our legal proceedings and procedures in Note 12 “Commitments and Contingencies” in our condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)	—	$—	—		$9,366,000
Canadian Plan (2)	—	$—	—	CDN	$4,296,000
Employee transactions (3)
July 1-31, 2017	713	$59.97	—		—

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

Dated:	October 25, 2017	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer