Form 10-K
period 2017-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2018-02-23
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,“smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2017 of the voting and non-voting common equity held by non-affiliates of the registrant was $455,655,342. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.
The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 15, 2018: 8,897,995.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

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
General
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is an SEC-registered investment adviser and referred to hereinafter together as “Westwood Management”), Westwood International Advisors Inc. (“Westwood International Advisors”) and Westwood Trust. Westwood Management, founded in 1983, provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (the “UCITS Fund”), individual investors and clients of Westwood Trust. Westwood International Advisors was established in 2012 and provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management. Westwood Management, Westwood International Advisors and Westwood Trust collectively managed assets valued at approximately $24.2 billion at December 31, 2017. We were incorporated under the laws of the State of Delaware on December 12, 2001. Our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock of Westwood Management, Westwood Trust and Westwood International Advisors.
The success of our business is dependent on client and institutional investment consultant relationships. We believe that, in addition to investment performance, client service is paramount in the asset management business. Accordingly, a major business focus is to build strong relationships with clients to enhance our ability to anticipate their needs and satisfy their investment objectives. Our team approach is designed to deliver efficient, responsive service to our clients.
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
Available Information
We maintain a website at westwoodgroup.com. Information contained on, or connected to, our website is not incorporated by reference into this Report and should not be considered part of this Report or any other filing that we make with the Securities and Exchange Commission (“SEC”). All of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our website. Our Code of Business Conduct, Corporate Governance Guidelines and Audit Committee, Compensation Committee and Governance/Nominating Committee Charters are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to Tiffany B. Kice, our Chief Financial Officer and Treasurer, at the address set forth on the front of this Report. The public can also obtain any public document we file with the SEC at www.sec.gov.

Advisory
General
Our advisory business is comprised of Westwood Management and Westwood International Advisors and encompasses three distinct investment teams – the U.S. Value Team, the Global Convertible Securities Team and the Global and Emerging Markets Equity Team.
Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums vary by investment strategy and generally range from $5 million to $25 million. Westwood Management also provides advisory services to individuals, the Westwood Funds® and the UCITS Fund, as well as subadvisory services to other mutual funds and pooled investment vehicles. Westwood Management’s investment strategies are managed by the U.S. Value Team, based in Dallas, Texas, and by the Global Convertible Securities Team, based in Boston, Massachusetts. Our U.S. investment professionals average fifteen years of investment experience. We believe team continuity and years of experience are among the critical elements required for successfully managing investments.
Westwood International Advisors, based in Toronto, Canada, provides investment advisory services to large institutions, pooled investment vehicles and the UCITS Fund, as well as subadvisory services to the National Bank Westwood Funds, which are mutual funds offered by National Bank of Canada. Institutional separate account minimums vary by investment strategy and generally range from $10 million to $25 million. Westwood International Advisor's investment strategies are managed by the Global and Emerging Markets Equity Team, with an average of twenty-three years of investment experience. Westwood International Advisors has entered into a Memorandum of Understanding (“MOU”) with Westwood Management pursuant to which Westwood International Advisors is considered a “participating affiliate” of Westwood Management as that term is used in relief granted by the staff of the SEC allowing U.S. registered investment advisers to use portfolio management or research resources of advisory affiliates subject to the supervision of a registered adviser. Pursuant to the MOU, Westwood International Advisors professionals provide advisory and subadvisory services to certain Westwood Funds®, pooled investment vehicles and large institutions under the supervision of Westwood Management.
Investment Strategies
We offer a broad range of investment strategies, which allows us to serve a variety of client types with different investment objectives, including six investment strategies each with over $1 billion in assets under management: our Income Opportunity, LargeCap Value, SMidCap, SmallCap Value, Emerging Markets and Emerging Markets Plus strategies.
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
SMidCap: Investments in equity securities of approximately 50 to 70 companies with market capitalizations generally within the range of the Russell 2500 Index.
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
Master Limited Partnership Infrastructure Renewal: Investments in the securities of approximately 25 to 35 companies that span across MLP subsectors and/or have MLP-like characteristics, with market capitalizations of any size and generally with a 7.5% maximum position size at purchase, unless the security is held by the index. If the security is held by the index, then the portfolio may hold up to the weight in the index.
Master Limited Partnership Opportunities: Investments in the securities of approximately 25 to 35 companies that span across MLP subsectors and/or have MLP-like characteristics, with market capitalizations of any size and generally with a 4% maximum position size at purchase.
Master Limited Partnership and Strategic Energy: Investments in the securities of approximately 25 to 40 companies that span across MLP subsectors, have MLP-like characteristics, and/or primarily involve energy-related activities, with market capitalizations of any size. Investments in publicly traded partnerships for this strategy will be limited to 25% of the portfolio.
Low Volatility Equity: Investments in the common stock or convertible securities of approximately 40 to 80 companies, seeking a lower level of volatility than traditional equity-oriented strategies. (Jointly managed by U.S. Value and Global Convertible Securities teams).
Flexible Income Strategy: Investments in securities across a company’s capital structure with the objective of achieving higher yield and lower volatility than other income alternatives strategies. (Jointly managed by U.S. Value and Global Convertible Securities teams).
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
Market Neutral Income: Investments utilizing three primary strategies, consisting of short-duration yield-oriented portfolio of global convertible securities, a convertible arbitrage strategy, and a macro hedging strategy.
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
International Equity: Investments in equity securities of approximately 40 to 60 companies in Europe, Australasia and the Far East with market capitalizations generally over $500 million.
Our ability to grow assets under management is primarily dependent on our ability to generate competitive investment performance, our success in building strong relationships with investment consulting firms and other financial intermediaries, as well as our ability to develop new client relationships while nurturing and maintaining existing relationships. We continually seek to expand assets under management by growing our existing investment strategies, as well as identifying and developing new ones. We intend to grow our investment strategies internally but may also consider acquiring new investment strategies from third parties, as discussed under “Growth Strategy” below. Our growth strategy provides clients with more investment opportunities and diversifies our assets under management, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients. Our ten largest clients accounted for approximately 20% of our fee revenues for the year ended December 31, 2017. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.
Advisory and Subadvisory Agreements
Westwood Management and Westwood International Advisors manage client accounts under investment advisory and subadvisory agreements. Typical for the asset management industry, these agreements are usually terminable upon short notice and provide for compensation based on the market value of client assets under management. Westwood’s advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. A few clients have contractual performance-based fee arrangements, which generate additional revenues if we outperform a specified index over a specific period of time. Revenue for performance-based fees is recorded at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood provides overall investment management services, including directing investments in conformity with client-established investment objectives and restrictions. Unless otherwise directed in writing by clients, Westwood has the authority to vote all proxies with respect to securities in client portfolios.
Westwood Management and Westwood International Advisors are parties to subadvisory agreements with other investment advisers under which they perform similar services under advisory agreements. Our subadvisory fees are generally computed based upon the average daily assets under management and are payable on a monthly basis.
Westwood Management provides investment advisory services to the Westwood Funds® family of mutual funds:

• Westwood Emerging Markets (WWEMX)	• Westwood Opportunistic High Yield (WWHYX)(1)
• Westwood Global Equity (WWGEX)	• Westwood Short Duration High Yield (WHGHX)(1)
• Westwood Income Opportunity (WHGIX)	• Westwood SmallCap (WHGSX)
• Westwood LargeCap Value (WHGLX)	• Westwood SMidCap (WHGMX)
• Westwood Low Volatility Equity (WLVIX)	• Westwood SMidCap Plus (WHGPX)
• Westwood Market Neutral Income (WMNIX)	• Westwood Strategic Convertibles (WSCIX)
• Westwood MLP & Strategic Energy (WMLPX)	• Westwood Worldwide Income Opportunity (WWIOX)

(1) Subadvised by SKY Harbor Capital Management, LLC, a registered investment adviser based in Greenwich, Connecticut
As of December 31, 2017, the Westwood Funds® had assets under management of $4.2 billion.

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
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Private Wealth business. The sale was completed on January 12, 2018. The sale does not represent a major strategic shift in our business. Further information on the sale is included in Note 16 "Subsequent Events" to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" accompanying this Report.
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
Westwood Trust also sponsors a range of common trust funds in which client assets are commingled to achieve economies of scale. Westwood Trust’s common trust funds fall within two basic categories: personal trusts and employee benefit trusts. Westwood Trust sponsors common trust funds for most of the investment strategies managed by Westwood Management and Westwood International Advisors. Westwood Trust has also engaged SKY Harbor Capital Management, LLC and Brandywine Global Investment Management, LLC, both registered investment advisers, to subadvise our High Yield Bond and International Fixed Income common trust funds, respectively.
Westwood Trust also develops asset allocation models for certain clients utilizing mutual funds managed by Westwood Management and Westwood International Advisors, as well as from certain other mutual fund families.
Enhanced Balanced® Portfolios
Westwood Trust is a strong proponent of asset class diversification and offers its clients the ability to diversify among many different asset classes. Westwood Trust Enhanced Balanced® portfolios allocate assets among these asset classes into a customizable portfolio for clients seeking to maximize return for a given level of risk. Periodic adjustments are made to asset class weightings in Enhanced Balanced® portfolios based on historical returns, risk and correlation data, and our current capital markets outlook.
Select Equity Strategy
In late 2016, we launched the Westwood Select Equity strategy via separately managed accounts that aim to provide low-frequency turnover and tax efficiency to high net worth individuals. The offering allows individuals to own a diversified portfolio of best ideas from across Westwood's investment teams. The portfolios are diversified and include value and growth stocks, along with small, mid and large-cap stocks. Westwood Select Equity is also available without the tax efficiency overlay.

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
Mutual Funds
In our mutual funds channel, we market our registered mutual funds, the Westwood Funds®, to institutional investment consultants, financial intermediaries, registered investment advisers, select broker-dealers and fund supermarkets. By leveraging our existing relationships with institutional investment consulting firms we are able to participate when their defined contribution and other retirement plan clients require a mutual fund vehicle. We have also engaged a third-party distribution firm focused on select investment advisors and broker-dealers in the United States. We also seek relationships with financial intermediaries that manage discretionary fund models in order to have our funds placed in such models. Our wholesaling group markets our funds directly to registered investment advisers, select broker-dealers and mutual fund supermarkets.
Private Wealth
In our private wealth channel, we generate awareness of our trust fiduciary and investment services through investment consultants, centers of influence, community involvement, and targeted direct marketing to high net worth individuals, families and small to medium-sized institutions. We also seek asset growth generated by referrals from existing clients.

Growth Strategy
We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that this focused, stable team has contributed significantly to our solid investment performance, superior client service and a growing array of investment strategies. We believe that opportunities for future growth will come from our ability to:

•	generate growth from new and existing clients and consultant relationships;

•	attract and retain key employees;

•	grow assets in our existing investment strategies;

•	foster continued growth of the private wealth platform and distribution channel;

•	foster expanded distribution via mutual funds;

•	pursue strategic corporate development opportunities;

•	pursue opportunities internationally through targeted sales and relationships with international distributors and institutional investors;

•	continue to strengthen our brand name; and

•	develop or acquire new investment strategies.
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
Attract and retain key employees. To achieve our investment performance and client relationship objectives, we must be able to attract and retain talented professionals. We believe that we have created a workplace environment in which motivated, performance-driven and client-oriented individuals can thrive. As a public company, we offer our employees a compensation program that includes strong equity incentives to closely align their success with that of our clients and stockholders. We believe that these factors are critical to maintaining a stable, client-focused environment that can support significant future growth.
Grow assets in our existing investment strategies. We have significant capacity to manage additional assets across our existing range of investment strategies, which we have continued to expand. We have developed a range of approximately 20 institutional investment strategies by building on the core competencies of our U.S. Value Team. Our Global and Emerging Markets Equity Team provides equity strategies that focus on emerging and global markets: Emerging Markets, Emerging Markets Plus, Emerging Markets SMid and Global Equity. Our emerging markets strategies have experienced strong investor demand, and we believe they provide additional growth opportunities. Our Global Convertible Securities Team manages a long-only strategy called Strategic Global Convertibles and a market neutral strategy called Market Neutral Income. Our U.S. Value Team has launched multiple strategies since 2014, including Concentrated LargeCap Value, MLP Opportunities, MLP & Strategic Energy, Worldwide Income Opportunity, Low Volatility Equity and Flexible Income. These offerings, in combination with our range of seasoned investment strategies, provide significant capacity to grow assets under management. We have the team in place to support these investment strategies and, with strong investment performance, we believe that demand for these strategies can provide meaningful growth for our assets under management.
Foster continued growth of the private wealth platform and distribution channel. Westwood Trust serves small to medium-sized institutions as well as high net worth individuals and families. We anticipate continued interest from clients and prospects in our diversified, highly attentive service model. A significant percentage of asset growth at Westwood Trust stems from referrals, as well as gathering additional assets from existing clients. We believe that our Enhanced Balanced® strategy, which offers diversified exposure to multiple asset classes in a comprehensive manner, our Select Equity strategy, which offers diversified equity exposure in a tax-efficient manner, and our offerings for separately managed portfolios will all provide opportunities for growth. Additionally, as consumer demand for digital interaction with investment advisers and portfolios continues to grow, we are exploring opportunities to offer passive investment management strategies to enhance services to our private wealth clients.

Foster expanded distribution via mutual funds. We have fourteen funds in the Westwood Funds® family:

• Westwood Emerging Markets (WWEMX)	• Westwood Opportunistic High Yield (WWHYX)
• Westwood Global Equity (WWGEX)	• Westwood Short Duration High Yield (WHGHX)
• Westwood Income Opportunity (WHGIX)	• Westwood SmallCap (WHGSX)
• Westwood LargeCap Value (WHGLX)	• Westwood SMidCap (WHGMX)
• Westwood Low Volatility Equity (WLVIX)	• Westwood SMidCap Plus (WHGPX)
• Westwood Market Neutral Income (WMNIX)	• Westwood Strategic Convertibles (WSCIX)
• Westwood MLP and Strategic Energy (WMLPX)	• Westwood Worldwide Income Opportunity (WWIOX)
We believe that providing investors access to our mutual funds is a key component to achieving asset growth in the defined contribution and retirement marketplaces as well as with registered investment advisers. With the exception of Westwood Short Duration High Yield and Westwood Opportunistic High Yield, both of which are subadvised by SKY Harbor Capital Management, LLC, the Westwood Funds® generally mirror our institutional strategies. All funds offer capped expense ratios and are available in an institutional share class. We also offer Class A shares for Westwood LargeCap Value (WWLAX), Westwood Income Opportunity (WWIAX), Westwood Emerging Markets (WWEAX) and Westwood Short Duration High Yield (WSDAX) in order to target No Transaction Fee (NTF) mutual fund supermarket platforms and the broker/dealer marketplace. Westwood Market Neutral Income (WMNUX) and Westwood Opportunistic High Yield (WHYUX) offer an Ultra share class generally only available to institutional investors who purchase the fund directly and for which no shareholder servicing fees are paid.
Pursue strategic corporate development opportunities. We evaluate strategic corporate development opportunities to augment organic growth. We may pursue various transactions, including acquisitions of asset management firms, mutual funds, private wealth firms, or other financial institutions, as well as hiring investment professionals or teams. We consider opportunities to enhance our existing operations, expand our range of investment strategies and services or further develop our distribution capabilities. By acquiring investment firms or by hiring investment professionals or teams that successfully manage investment strategies beyond our current expertise, we can both attract new clients and provide existing clients with an even more diversified range of investment strategies. We may also consider forging alliances with other financial services firms to leverage our core competency of developing and managing investment strategies with alliance partners that can provide enhanced distribution capabilities or additional service offerings.
Pursue opportunities internationally through targeted sales and relationships with international distributors and institutional investors. In recent years we have increased our sales efforts outside of the U.S.  As of December 31, 2017, non-U.S. clients represented approximately 23% of our assets under management compared with 12% as of December 31, 2013.  The growth in our non-U.S. client base has primarily been a function of the broadening of our range of investment strategies to include Emerging Markets equity and Global Convertible Securities. In addition, we established a UCITS platform in 2012 and now offer three sub-funds under the UCITS umbrella for non-U.S. investors. We intend to continue our sales efforts outside of the U.S. We have also engaged a third-party distribution firm focused on intermediary and institutional distribution throughout Continental Europe. We may consider forging alliances with additional international financial services firms or partners to obtain enhanced distribution capabilities and greater access to global customers. Additionally, we continue to target select institutional clients around the globe.
Continue to strengthen our brand name. We believe that the strength of our brand name has been a key component to our long-term success in the investment industry and will be instrumental to our future success. We have developed our strong brand name largely through our performance, coupled with high profile coverage in investment publications and electronic media. Several of our investment professionals have been visible in print and electronic media, and we will continue to look for creative ways to strengthen our brand name and reputation in our target markets.

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
Further, we compete with other asset management firms on the basis of investment strategies offered, their investment performance both in absolute terms and relative to peer groups, quality of service, fees charged, the level and type of compensation offered to key employees and the manner in which investment strategies are marketed. Many of our competitors offer more investment strategies and services and have substantially greater assets under management.
We compete against numerous investment dealers, banks, insurance companies, mutual fund companies, exchange-traded funds, brokerage and investment firms and others that sell equity funds, taxable income funds, tax-free investments and other investment products. In addition, the allocation of assets by many investors from active equity investment to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to compete effectively with us. The demand for passive strategies with low-fee structures has rapidly increased, and investors are more frequently demanding customized and personalized strategies to fit their investment needs. This shift in the marketplace may benefit competitors that offer certain investment vehicles that we do not currently offer. In summary, our competitive landscape is intense and dynamic, and we may not be able to compete successfully in the future as an independent company.
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
Regulation
Virtually all aspects of our business are subject to federal, state and other non-U.S. jurisdictions' laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients. Under such laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit advisers from carrying on their business if they fail to comply with such laws and regulations. Possible sanctions include suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. We believe that we are in compliance with all material laws and regulations.
Westwood Management
Our business is subject to regulation at federal and state levels by the SEC and other regulatory bodies. Westwood Management Corp. and Westwood Advisors, L.L.C. are registered with the SEC under the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and under the laws of various states. As registered investment advisers, Westwood Management Corp. and Westwood Advisors, L.L.C. are regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping, operational and marketing requirements and disclosure obligations. Westwood Management Corp. also acts as adviser to the Westwood Funds®, a family of mutual funds registered with the SEC under the Investment Company Act of 1940 (the "Investment Company Act"). As an adviser to a registered investment company, Westwood Management Corp. must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance, and restrictions on transactions with affiliates. Under SEC rules and regulations promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management Corp. and Westwood Advisors, L.L.C. to comply with SEC requirements could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized (the "Patriot Act"). We believe that we are in compliance with the regulations under the Investment Advisers Act, the Investment Company Act and the Patriot Act.
As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading of client accounts, allocation of investment opportunities among clients, use of soft dollars, execution of transactions and recommendations to clients. We manage accounts for our clients with the authority to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. We may receive soft dollar credits from certain broker-dealers that are used to pay for brokerage and research related products, which reduces certain company operating expenses. We intend to use soft dollars to pay for only those brokerage and research related products and services that fall within the safe harbor provisions of the Securities Exchange Act of 1934. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.
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
Westwood International Advisors
Westwood International Advisors is registered with both the Ontario Securities Commission (“OSC”) and the Autorité des marchés financiers (“AMF”) in Québec.
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
The AMF is the entity mandated by the government of Québec to regulate the province’s financial markets and provide assistance to consumers of financial products and services. Established on February 1, 2004 under an Act regarding the Autorité des marchés financiers, the AMF integrates the regulation of the Québec financial sector, notably in the areas of insurance, securities, deposit institutions (other than banks) and the distribution of financial products and services. Specifically, the AMF’s mission is to:

•	provide assistance to consumers of financial products and services;

•	ensure that financial institutions and other regulated financial sector entities comply with applicable solvency and other obligations imposed by law;

•	supervise activities connected with distribution of financial products and services;

•	supervise stock market and clearing house activities and monitor the securities market;

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
Department of Labor Fiduciary Rule
In April 2016, the U.S. Department of Labor (the "DOL") issued a final rule, which expanded the definition of an investment advice fiduciary under ERISA and the Internal Revenue Code. The rule expands the scope of investment advice subject to fiduciary standards by imposing ERISA fiduciary standards on advisors of individual retirement accounts. The rule focuses on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisers and other investment professionals. The rule became applicable on June 9, 2017, with certain requirements deferred until July 1, 2019. We have made the necessary operational changes to comply with the rule.
Tax Reform Act
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates and creating a territorial tax system with a one-time mandatory deemed repatriation tax on previously deferred earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
We have provisionally recognized the incremental tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in our Consolidated Financial Statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Reform Act. The accounting is expected to be complete when our 2017 U.S. corporate income tax return is filed in the third quarter of 2018. Further information on the tax impacts of the Tax Reform Act is included in Note 7 "Income Taxes" to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" accompanying this Report.

Employees
At December 31, 2017, we had 181 full-time employees (166 based in the United States and 15 based in Canada). No employees are represented by a labor union, and we believe our employee relations to be favorable.
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
Our revenues are primarily generated from fees derived as a percentage of assets under management (“AUM”). The value of our AUM can be negatively impacted by several factors, including:

•
Market performance: Performance of the securities markets could be impacted by a number of factors beyond our control, including, among others, general economic downturns, political uncertainty, acts of terrorism or natural disasters. Negative performance within the securities markets or short-term volatility within the securities markets could result in investors withdrawing assets, decreasing their rates of investment or shifting assets to cash or other asset classes or strategies that we do not manage, all of which could reduce our revenues. In addition, during periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.

•
Investment performance: Because we compete with many asset management firms on the basis of our investment strategies, the maintenance and growth of assets under management is dependent, to a significant extent, on the investment performance of the assets that we manage. Poor performance may result in the loss or reduction of client accounts, which decreases revenues. Underperformance relative to peer groups and/or relevant benchmarks for our various investment strategies could adversely affect our results of operations, especially if such underperformance continues for an extended period of time. The historical returns of our strategies and the ratings and rankings we, or the mutual funds that we advise, have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future.  The investment performance we achieve for our customers varies over time and variances can be wide. In addition, certain of our investment strategies have capacity constraints, as there is a limit to the number of securities available for certain strategies to operate effectively.  In those instances, we may choose to limit access to new or existing investors.

Our business is subject to extensive regulation, which is subject to frequent change, with attendant compliance costs and serious consequences for violations; expansion into international markets and introduction of new products and services increases our regulatory and operational risks.
Virtually all aspects of our business are subject to laws and regulations, including the Investment Advisers Act, the Investment Company Act, the Patriot Act, the Finance Code and anti-money laundering laws. These laws and regulations generally grant regulatory agencies broad administrative powers, including the power to limit or restrict us from operating our business, as well as powers to place us under conservatorship or closure if we fail to comply with such laws and regulations. Violations of such laws or regulations could subject us or our employees to disciplinary proceedings and civil or criminal liability, including revocation of licenses, censures, fines or temporary suspensions, permanent barring from the conduct of business, conservatorship or closure. Any such proceeding or liability could have a material adverse effect upon our business, financial condition, results of operations and business prospects.

In addition, the regulatory environment in which we operate is subject to change. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. In recent years, regulators have increased their oversight of the financial services industry. Some regulations are focused directly on the investment management industry, while others are more broadly focused but affect our industry as well. In April 2016, the DOL issued a final rule regarding the definition of an investment advice fiduciary under ERISA and the Internal Revenue Code. The rule expands the scope of investment advice subject to fiduciary standards by imposing ERISA fiduciary standards to advisors of individual retirement accounts. The rule focuses on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors and other investment professionals. The rule became applicable on June 9, 2017, with certain requirements deferred until July 1, 2019. While we have made necessary operational changes to comply with the rule, we continue to review and analyze the impact to our business and our clients. We will continue to monitor and make necessary operational changes to comply with the rule, but compliance with the rule and the related class exemptions could have a material adverse effect on our business.
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
We engage in product offerings and international business activities through our global and emerging markets, global multi-asset, and global convertible securities product offerings. Additionally, our domestic client base continues to expand internationally. As of December 31, 2017, approximately 23% of our AUM is managed for clients who are domiciled outside the United States. As a result, we face increased operational, regulatory, compliance, marketing, client service, reputational and foreign exchange rate risks. In particular, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 and the Markets in Financial Instruments Directive (MiFID II). The failure of our compliance and internal control systems to properly identify and mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.
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
The investment management and private wealth industry is highly competitive, with competition based on a variety of factors, including investment performance, fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation and differentiated products.  A number of factors increase our competitive risks, including the following:

•	Potential competitors have a relatively low cost of entering the investment management industry.

•	Many competitors have greater financial, technological, marketing and other resources, more comprehensive name recognition and more personnel than we do.

•	The continuing trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of some of our competitors.

•	Recent changes in consumer demand for technological capabilities, including the enhanced ability for firms to offer passive management strategies, has increased competition in our industry.

•	Shifts in demand for alternative investment styles, asset classes and distribution vehicles may cause our competitors to be perceived as more attractive.

•	Other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals.

•	Some competitors charge lower fees for their investment management services than we do.

•	Some competitors may provide more comprehensive client services, including banking, financial planning and tax planning at levels beyond what we currently provide.

•	Some competitors may have more sophisticated, innovative or advanced distribution networks that we do.
If we are unable to compete effectively, our earnings could be reduced and our business could be adversely affected.
Some of our strategies invest in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
As of December 31, 2017, approximately 27% of our assets under management were invested in strategies offering access to global and emerging markets with significant exposure to non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of clients invested in these strategies. Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested, as well as political, social and economic uncertainty or other diplomatic developments. Many financial markets are less developed or efficient than U.S. financial markets and therefore may have limited liquidity and higher price volatility, and may lack an established regulatory framework. Liquidity and price volatility may also be adversely affected by political or economic events, government policies and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest. As a result, we may be unable to attract or retain client investments in these strategies, or assets invested in these strategies may experience significant declines in value and our results of operations may be negatively affected.
Due to the substantial cost and time required to introduce new investment strategies or expand the market for current strategies, we may not be able to successfully introduce investment strategies in a timely manner, or at all.
We have incurred significant costs to develop new investment strategies, launch new mutual funds under the Westwood Funds® name, launch the UCITS Fund and upgrade our business infrastructure. We expect to continue to incur significant costs related to such improvements.
The development of new investment strategies, whether through acquisition or internal development, requires a substantial amount of time and significant financial resources, including expenses related to compensation, sales and marketing, information technology, legal counsel and other professional services. Our ability to market and sell a new investment strategy depends on our financial resources, the investment performance of the specific strategy, the timing of the offering, the timing of regulatory approvals and our marketing strategies. Once an investment strategy is developed, we must effectively introduce the strategy to existing and prospective clients. Our ability to sell new investment strategies to existing and prospective clients may depend on our ability to meet or exceed the performance of our competitors offering the same or a similar strategy. We may not be able to manage the assets within a given investment strategy profitably, and it may take years before we produce the level of results that will attract clients. If we are unable to realize the benefits of the costs and expenses incurred in developing new investment strategies, we may experience losses as a result of our management of these investment strategies, and our ability to introduce further new investment strategies and compete in our industry may be hampered.
To introduce new investment strategies, we may also seek to add new investment teams. To the extent we are unable to recruit and retain investment teams that will complement our existing business model, we may not be successful in further diversifying and increasing our investment strategies and client assets, which could have a material adverse effect on our business and future prospects. The addition of a new team using an investment strategy with which we may have limited or no experience may require additional resources to update our operational platform and could strain our operational resources and increase the possibility of operational error.  In such case, additional investments may be required to improve our operational platform. If any such new teams or strategies perform poorly and fail to attract sufficient assets, our results of operations and reputation will be adversely affected.

Risks Related to our Business
Damage to our reputation could harm our business and have a material adverse effect on our results of operations.
Our brand is a valuable intangible asset that could be vulnerable to threats that can be difficult or impossible to anticipate or control. Regulatory inquiries and rumors could damage our reputation, even if they are unfounded or satisfactorily addressed. Our reputation could also be negatively affected by employees and third parties acting on our behalf, who may circumvent our controls or act in a manner inconsistent with our policies and procedures. Damage to our brand could impede our ability to attract and retain customers and key employees and could reduce our assets under management, which could have a material adverse effect on our results of operations.
Our success depends on certain key employees and our ability to attract and develop new, talented professionals. Our inability to attract and retain key employees could compromise our future success.
Our future success depends upon our ability to attract and retain professional and executive employees, including investment, marketing, client service and management personnel. There is substantial competition for skilled personnel within the asset management business, and the failure to attract, develop, retain and motivate qualified personnel could negatively impact our business, financial condition, results of operations and future prospects. A limited number of our employees, including our Chief Executive Officer, Chief Investment Officer and certain investment employees, have employment contracts, and certain key employees do not have employment contracts. In order to retain or replace our key personnel, we may be required to increase compensation, which would decrease net income. Additionally, investment and sales professionals often maintain strong relationships with their clients, and their departure may cause us to lose client accounts, which could have a material impact on our revenues and results of operations.
Failure to perform operational tasks or the misrepresentation of products and services could have an adverse effect on our reputation and our business, financial condition and results of operations.
Our operations are complex, and our failure to properly perform portfolio responsibilities, including security pricing, corporate actions, investment restrictions compliance, daily net asset value calculations, account reconciliations, tax reporting, investment performance calculations and portfolio oversight could result in reputational harm or subject us to regulatory sanctions, fines, penalties and litigation.
We use advertising materials, public relations information and other external communications to market and sell our investment products. Failure to accurately calculate and present investment performance data within established guidelines and regulations could result in reputational harm or subject us to regulatory sanctions, fines, penalties and litigation.
Damage to our reputation could impede our ability to attract and retain customers and key employees and could reduce our assets under management, which could have a material adverse effect on our results of operations. Significant regulatory sanctions, fines, penalties, and litigation could also materially adversely effect our financial condition and results of operations.
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

Failure to correctly identify our strategic growth plan or execute our strategic plan could result in damage to our reputation and could have a material adverse effect on our business, financial condition and results of operations.
We believe that we have established a strong platform to support future growth, but there is no assurance that we will appropriately execute our strategic plans, including but not limited to acquisitions, divestitures or other strategic transactions.
Acquisitions involve inherent risks that could compromise the success of the combined business and dilute the holdings of current stockholders. As part of our long-term business strategy, we may pursue corporate development transactions including the acquisition of asset management firms, mutual funds, private wealth firms and investment professionals or teams. See “Item 1. Business — Growth Strategy.” If we are incorrect when assessing the value, strengths, weaknesses, liabilities and potential profitability of such transactions, or if we fail to adequately integrate the acquired businesses or individuals, the success of the combined business could be compromised. Business acquisitions are subject to the risks commonly associated with such transactions including, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, potential disruptions to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of changes in management, potential litigation or other legal risks, potential write-downs related to goodwill impairments in connection with acquisitions and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, investment strategies, technologies or businesses of acquired companies may not be effectively assimilated into our business or may have a negative effect on the combined company’s revenues or earnings. The combined company may also incur significant expenses to complete acquisitions and support acquired investment strategies and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could dilute the holdings or limit the rights of stockholders. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.
Divestitures involve inherent risks that could compromise the success of our business. As part of our long-term strategy, we entered into an agreement to sell the Omaha-based component of our private wealth business. Risks related to divestiture transactions can include difficulties in the separation of the divested business, loss of clients, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us and unexpected difficulties in losing employees of the divested business.
As consumer demand for digital interaction with investment advisors and portfolios continues to grow, we are exploring opportunities to offer passive investment management strategies to enhance services to our private wealth clients. If we are incorrect in assessing the value, strengths, weaknesses and potential profitability of such passive strategies, or if we fail to adequately integrate the strategies into our private wealth business, the success of our overall business could be compromised. The initial investment in the necessary technological capabilities and the potential diversion of management’s time and attention could have a material impact to our business, financial condition and results of operations.
There is no assurance that we will be successful in overcoming these or other risks encountered with acquisitions, divestitures and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions or divestitures and could result in the failure to realize the full economic value of a strategic transaction.
Failure to select appropriate third-party vendors and apply appropriate oversight of third-party vendors could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
We rely on third-party vendors to perform important portions of our operations, and there is no assurance that our third-party vendors will properly perform or follow our processes, policies and procedures. There is no assurance that our plans for transition or delegation to a third-party vendor will be successful or that there will not be interruptions in service from these third parties. A third-party vendor's failure to accurately perform important operations or follow our processes, policies and procedures could result in the loss of clients, significant regulatory sanctions, fines, penalties and litigation, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is vulnerable to systems failures that could have a material adverse effect on our business, financial condition and results of operations.
Any delays or inaccuracies in securities pricing information or information processing could give rise to claims that could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent on information systems and third-party vendors for securities pricing information, information processing and updates for certain software. We, or our third-party vendors, may suffer a systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, unauthorized access, force majeure, act of war or otherwise, and back-up procedures and capabilities may be inadequate to prevent the risk of extended interruptions in operations.
Misuse of assets and information in the possession of our employees and third-party vendors could damage our reputation and result in costly litigation and liability for our clients and us.
Our employees and certain third-party vendors handle significant amounts of assets along with financial and personal information for our clients. Our employees could misuse or improperly disclose such information, either inadvertently or intentionally, which could harm our reputation. We have implemented a system of controls to minimize the risk of fraudulent use of assets and information; however, our controls may be insufficient to prevent fraudulent actions by employees. If our controls are ineffective, we could be subject to costly litigation, which could consume financial resources, distract management, damage our reputation and result in regulatory sanctions. Such fraudulent actions could also adversely affect clients, causing them to seek redress.
Our business involves risks of being engaged in litigation and liability that could increase our expenses and reduce our results of operations.
Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-registered investment adviser, mutual fund adviser and publicly-traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Similarly, the investment strategies that we manage could be subject to actual or threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims, as well as class action suits seeking substantial damages. While customers do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly or we provide poor financial advice, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent customers are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise or our investment professionals under the federal securities laws or state law. See the discussion of legal proceedings in Item 3. “Legal Proceedings”.
Failure to properly address conflicts of interest could harm our reputation or cause clients to withdraw funds, each of which could adversely affect our business and results of operations.
The SEC and other regulators have increased their scrutiny of potential conflicts of interest, and we have implemented procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex, and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings, any of which may adversely affect our results of operations.
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
Insurance coverage may be inadequate to cover legal and regulatory proceedings.
We maintain insurance coverage in amounts and on terms we believe appropriate to cover legal and regulatory matters and potential cyber security attacks; however, we can make no assurance that there will be adequate coverage or that a claim will be covered by our insurance policies at all. Additionally, insurance premiums may rise for substantially the same coverage amounts and terms, which will increase our expenses and reduce our net income.

Various factors may hinder the declaration and payment of dividends.
We have historically paid a quarterly dividend. However, payment of future dividends is subject to the discretion of our Board of Directors, and various factors may prevent or deter us from paying dividends. Such factors include our financial position, capital requirements and liquidity, tax regulations, stock repurchase plans, state corporate and banking law restrictions, results of operations and such other factors as our Board of Directors may consider relevant. In addition, as a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. Currently, our primary source of cash consists of dividends from Westwood Management or Westwood Trust. The payment of dividends by Westwood Trust is subject to the discretion of its Board of Directors and compliance with applicable laws, including, in particular, the provisions of the Finance Code applicable to Westwood Trust. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We may not be able to fund future capital requirements on favorable terms, if at all.
We cannot be certain that financing to fund our working capital or other cash requirements, if needed, will be available on favorable terms, if at all. Our capital requirements may vary greatly from quarter to quarter depending on, among other things, capital expenditures, fluctuations in our operating results and financing activities. If future financing becomes necessary, we may or may not be able to obtain financing on favorable terms, if at all. Further, any future equity financings could dilute the relative percentage ownership of then existing common stockholders, and any future debt financings could involve restrictive covenants that limit our ability to take certain actions.
Failure to maintain effective internal controls could have a material adverse effect on our business and stock price.
Effective internal controls are necessary to provide reliable financial reports. If we cannot provide reliable financial reports, our brand and operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations, and even systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
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
Although our common stock is traded on the New York Stock Exchange, it may remain relatively illiquid, or “thinly traded,” which can increase share price volatility and make it difficult for larger investors to buy or sell shares in the public market without affecting the share price. Investors may be unable to buy or sell a certain quantity of our shares in the public market within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.
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
Our organizational documents contain provisions that require a vote of two-thirds of the shares of stock entitled to vote to remove directors with or without cause, establish that stockholders cannot act by written consent, and that authorize our Board of Directors to issue, without shareholder approval, blank check preferred stock. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law relating to business combinations. These provisions could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.

We are a holding company dependent on the operations and funds of our subsidiaries.
We are a holding company, with no revenue-generating operations or assets other than our ownership interests in Westwood Management, Westwood Trust and Westwood International Advisors. Accordingly, we are dependent on the cash flow generated by these operating subsidiaries and rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations.
Risks Related to our Clients
Competitive fee pressures could reduce revenues and profit margins.
To the extent we have to compete on the basis of price, we may not be able to maintain a profitable fee structure. Although our investment management fees vary from product to product, we have competed primarily on the performance of our products and client service rather than on the level of our investment management fees relative to our competitors. In recent years, there has been a trend toward lower fees in the investment management industry. In order to maintain a profitable fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service levels that make investors willing to pay our fees. We cannot be assured that we will succeed in providing investment returns and service levels that will allow us to maintain a profitable fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.
In addition, we have performance fee agreements with a few clients, which pay us a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which could have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly from one measurement period to the next, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $1.4 million in 2017, $0.6 million in 2016 and $2.7 million in 2015.
Our business is dependent on investment advisory, subadvisory, and trust agreements that are subject to termination or non-renewal. As a result, we could lose clients on very short notice.
Substantially all of our revenues are derived pursuant to investment advisory, subadvisory and trust agreements with our clients, subject to termination without advance notice. Investors in funds that we advise or subadvise may redeem their investments at any time without prior notice, thereby reducing our assets under management. These investors may redeem for any reason, including general financial market conditions, our absolute or relative investment performance or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Redemption of a substantial amount of investments or a termination or failure to renew a material number of these agreements would adversely affect our revenues and have a material adverse effect on our earnings and financial condition.
A small number of clients account for a substantial portion of our business, and a reduction or loss of business with any of these clients could have a material adverse effect on our business, financial condition and results of operations.
Our ten largest clients accounted for approximately 20% of our fee revenue for each of the years ended December 31, 2017, 2016 and 2015. We are dependent to a significant degree on our ability to maintain our relationships with these clients. There can be no assurance that we will be successful in maintaining existing client relationships, securing additional clients or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large clients or to establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Westwood, Westwood Management and Westwood Trust conduct their principal operations using approximately 40,000 square feet of leased office space in Dallas, Texas pursuant to a lease with an initial term that expires in March 2026. In addition, we lease approximately 8,000 square feet of office space in Houston, Texas pursuant to a lease with a term that expires in June 2024 and approximately 2,000 square feet of office space in Framingham, Massachusetts pursuant to a lease with a term that expires in August 2023. Westwood International Advisors conducts its principal operations using approximately 6,000 square feet of office space in Toronto, Ontario pursuant to a lease with a term that expires in October 2021. We continue to assess these facilities to ensure their adequacy to serve our anticipated business needs.
During 2017, we leased approximately 5,000 square feet of office space in Omaha, Nebraska pursuant to a lease with a term that was set to expire in July 2019. Upon the completion of the sale of our Omaha-based component of our Private Wealth business in January 2018, this lease was assigned to the buyer.

Item 3.	Legal Proceedings.
We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (together “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and Warren International, LLC ("Warren"), an executive recruiting firm. The action related to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF alleged that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF sought an unspecified amount of damages and punitive damages of $10 million CDN in the lawsuit. On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood sought $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF sought $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs.
On October 13, 2017, we reached a settlement with AGF that provides for the dismissal of all claims, with prejudice and without any admission of liability. We have agreed to pay AGF a one-time payment of $10 million CDN, half of which is expected to be covered by our insurance. We recorded a net $4.0 million ($5 million CDN) charge related to the settlement and associated insurance coverage, with a $4.0 million ($5 million CDN) receivable from our insurance provider included in “Other current assets” on our Condensed Consolidated Balance Sheets at December 31, 2017.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “WHG.” At December 31, 2017, there were approximately 236 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater. The table below presents the high and low closing prices for our common stock, as reported by the NYSE for the periods indicated.

	2017		2016
	High	Low	High	Low
For the Quarter Ended:
March 31	$62.11	$51.60	$59.03	$42.20
June 30	58.38	51.99	60.73	50.00
September 30	67.27	56.66	56.88	49.66
December 31	70.84	62.97	63.60	49.99
Dividends
We have declared a cash dividend on our common stock for each quarter since our common stock was first publicly-traded. The table below sets forth the dividends declared per common share for the periods indicated.

	2017	2016
First Quarter	$0.62	$0.57
Second Quarter	0.62	0.57
Third Quarter	0.62	0.57
Fourth Quarter	0.68	0.62
On February 8, 2018 we declared a quarterly cash dividend of $0.68 per share on our common stock payable on April 2, 2018 to stockholders of record on March 9, 2018. We intend to continue paying cash dividends in such amounts as our Board of Directors may determine to be appropriate. Any future payments of cash dividends will be at the discretion of the Board of Directors and subject to limitations under the Delaware General Corporation Law.
Westwood Holdings Group is the sole stockholder of Westwood Management, Westwood Trust and Westwood International Advisors. Westwood Trust is limited under applicable Texas law in the payment of dividends to the amount of undivided profits, which is defined as that part of equity capital equal to the balance of net profits, income, gains and losses since its formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board of Directors’ resolutions.

Issuer Purchases of Equity Securities
On July 20, 2012, our Board of Directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. In July 2016, Westwood's Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program. As of December 31, 2017, approximately $9.4 million remained available under the share repurchase program.
The following table displays information with respect to the treasury shares we purchased during the three months ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program(1)	—	—	—		$9,366,000
Canadian Plan(2)	—	—	—	CDN	$4,296,168
Employee transactions(3)
October 1-31, 2017	1,676	$68.27	—		—

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

Performance Graph
The following graph compares total stockholder returns of Westwood since December 31, 2012 with the total return of the Russell 2000 Index and the SNL Asset Manager Index, a composite of 42 publicly-traded asset management companies.

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2012	2013	2014	2015	2016	2017
Westwood Holdings Group, Inc.	$100.00	$156.67	$161.37	$141.19	$169.39	$195.22	95.22%
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58	93.58%
SNL Asset Manager Index	100.00	153.67	162.12	138.26	146.27	194.23	94.23%
The total return for our stock and for each index assumes $100 invested on December 31, 2012 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE under the ticker symbol “WHG.”
The closing price of our common stock on the last trading day of the year ended December 31, 2017 was $66.21 per share. Historical stock price performance is not necessarily indicative of future price performance.

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

	Year ended December 31, (in thousands, except per share amounts)
	2017(1)	2016(2)	2015(3)	2014(4)	2013
Consolidated Statements of Income Data:
Total revenues	$133,785	$123,021	$130,936	$113,241	$91,825
Employee compensation and benefits	$64,955	$61,509	$63,562	$52,847	$47,864
Employee compensation and benefits as a % of Total revenues	48.6%	50.0%	48.5%	46.7%	52.1%
Income before income taxes	$33,893	$34,010	$42,220	$42,036	$28,185
Income before income taxes as a % of Total revenues	25.3%	27.6%	32.2%	37.1%	30.7%

Net income	$19,989	$22,647	$27,105	$27,249	$17,837
Earnings per share – basic	$2.45	$2.84	$3.49	$3.63	$2.43
Earnings per share – diluted	$2.38	$2.77	$3.33	$3.45	$2.32
Cash dividends declared per common share	$2.54	$2.33	$2.07	$1.82	$1.64

Economic Earnings(5)	$38,917	$41,108	$46,496	$41,445	$30,027
Economic Earnings per common share	$4.63	$5.03	$5.71	$5.24	$3.90
________________

(1)
Our 2017 financial results were negatively impacted by a $2.5 million legal settlement charge, net of insurance recovery and tax, and a $3.4 million incremental income tax expense related to tax reform. These items negatively impacted diluted earnings per share by $0.30 per share and $0.40 per share, respectively.

(2)
Our 2016 financial results were negatively impacted by $1.3 million of one-time costs, net of tax, associated with implementation of new information technology platforms, which negatively impacted diluted earnings per share by $0.16 per share.

(3)
The financial results related to the acquisition of our Westwood Trust office in Houston are included in our 2015 results from the acquisition date of April 1, 2015. Our 2015 results also include a pre-tax $1.0 million non-cash charge related to acceleration of stock-based compensation expense for a particular grant and an $807,000 tax expense for uncertain tax positions related to prior years. These items negatively impacted diluted earnings per share by $0.08 per share and $0.10 per share, respectively.

(4)	Our 2014 Income before income taxes as a percentage of Total revenues improved as increases in Total revenues outpaced increases in expenses.

(5)
Economic Earnings is a non–U.S. generally accepted accounting principles (“non-GAAP”) performance measure that is provided as supplemental information. See the definition of Economic Earnings and the reconciliation from Net income in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Financial Information.”

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheets Data (in thousands):
Cash and investments	$105,573	$90,164	$95,060	$97,751	$75,418
Total assets	192,659	179,678	181,336	139,874	116,050
Stockholders’ equity	156,396	146,069	133,967	110,007	88,663

Assets Under Management (in millions)	$24,229	$21,241	$20,762	$20,168	$18,861

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Forward-Looking Statements
Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “forecast”, “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, our financial condition, and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements. Therefore you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:

•	the composition and market value of our assets under management;

•	regulations adversely affecting the financial services industry;

•	competition in the investment management industry;

•	our assets under management include investments in foreign companies;

•	our ability to develop and market new investment strategies successfully;

•	our reputation and our relationships with current and potential customers;

•	our ability to attract and retain qualified personnel;

•	our ability to perform operational tasks;

•	our ability to maintain effective cyber security;

•	our ability to identify and execute on our strategic initiatives;

•	our ability to select and oversee third-party vendors;

•	our ability to maintain effective information systems;

•	litigation risks;

•	our ability to properly address conflicts of interest;

•	our ability to maintain adequate insurance coverage;

•	our ability to maintain an effective system of internal controls;

•	our ability to maintain our fee structure in light of competitive fee pressures;

•	our relationships with investment consulting firms; and

•	the significant concentration of our revenues in a small number of customers.
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

Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International Advisors. Westwood Management and Westwood International Advisors provide investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (the “UCITS Fund”), individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2017, Westwood Management, Westwood International Advisors and Westwood Trust collectively managed assets valued at approximately $24.2 billion. We believe we have established a track record of delivering competitive, risk-adjusted returns for our clients.
With respect to the bulk of our client assets under management, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity, strengthening balance sheets and that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have average investment experience of seventeen years.
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
2017 Highlights
The following items are highlights for the year ended December 31, 2017:

•
Assets under management as of December 31, 2017 were $24.2 billion, a 14% increase compared to December 31, 2016. Quarterly average assets under management increased 9% to $23.1 billion for 2017 compared to 2016, which contributed to the 9% increase in total revenue in 2017.

•	Strong performance of our SmallCap Value, Income Opportunity and LargeCap Value strategies.

•	Resolution of the AGF litigation.

•	Recorded $3.4 million incremental income tax expense related to tax reform.

•
In October 2017, the Board approved a 10% increase in our quarterly dividend to $0.68 per share, or an annual rate of $2.72 per share, resulting in a dividend yield of 4.1% using the year-end stock price of $66.21 per share.

•	Our financial position remains strong with liquid cash and investments of $105.6 million and no debt as of December 31, 2017.

•	We agreed to sell our Omaha-based private wealth operations, which closed in January 2018.
Revenues
We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International Advisors, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter, and our Consolidated Financial Statements contain no deferred advisory fee revenues.

Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Trust fees are primarily paid quarterly in arrears, based on a daily average of assets under management for the quarter. Since billing periods for most of Westwood Trust's clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Consolidated Financial Statements do not contain a significant amount of deferred revenue.
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
Legal Settlement
Legal settlement expenses consist of settlements related to litigation claims, net of any amounts covered by our insurance policies.
General and Administrative
General and administrative expenses generally consist of costs associated with the lease of office space, amortization, depreciation, insurance, custody expense, Board of Directors fees, investor relations, licenses and fees, office supplies and other miscellaneous expenses.

Assets Under Management
Assets under management increased $3.0 billion, or 14%, to $24.2 billion at December 31, 2017 compared to $21.2 billion at December 31, 2016. Quarterly average assets under management increased $2.0 billion, up 9%, to $23.1 billion for 2017 compared with $21.2 billion for 2016. The increase in average assets under management is due principally to market appreciation over the last twelve months and $713 million in a long-only convertibles fund that transitioned from assets under advisement (“AUA”) to AUM during the third quarter of 2017.
Assets under management increased $479 million, or 2%, to $21.2 billion at December 31, 2016 compared to $20.8 billion at December 31, 2015. Quarterly average assets under management decreased $0.3 billion, down 2%, to $21.2 billion for 2016 compared with $21.5 billion for 2015.
The following table sets forth our assets under management as of December 31, 2017, 2016 and 2015:

	As of December 31, (in millions)			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Institutional	$14,421	$11,911	$11,752	21%	1%
Private Wealth	5,566	5,520	5,393	1%	2%
Mutual Funds	4,242	3,810	3,617	11%	5%
Total Assets Under Management(1)	$24,229	$21,241	$20,762	14%	2%
________________

(1)
AUM for 2017, 2016 and 2015 excludes approximately $382 million, $1.0 billion and $337 million of AUA, respectively, related to our model portfolios, for which we provide consulting advice but do not have direct discretionary investment authority.  During the third quarter of 2017, approximately $713 million related to a long-only convertibles fund transitioned from AUA to AUM.

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

•
Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provides advisory services in ten limited liability companies to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International Advisors and external, unaffiliated subadvisors. For certain assets in this category Westwood Trust currently provides limited custody services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently held in custody for clients where we believe such assets may convert to fee-generating managed assets upon an inter-generational transfer of wealth.

•
Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and private wealth accounts.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2017
Assets Under Management (in millions)	Institutional	Private Wealth	Mutual Funds	Total
Beginning of period assets	$11,911	$5,520	$3,810	$21,241
Client flows:
Inflows/new accounts(1)	2,966	786	986	4,738
Outflows/closed accounts(2)	(2,714)	(1,357)	(1,065)	(5,136)
Net inflows (outflows)	252	(571)	(79)	(398)
Market appreciation	2,258	617	511	3,386
Net change	2,510	46	432	2,988
End of period assets	$14,421	$5,566	$4,242	$24,229
________________

(1)	Institutional inflows include approximately $713 million of assets related to a long-only convertibles fund, which transitioned from AUA to AUM during the third quarter of 2017.

(2)	Private Wealth outflows include approximately $397 million of assets related to the sale of our Omaha-based component of our Private Wealth business.
The increase in assets under management for the year ended December 31, 2017 was due to market appreciation of $3.4 billion, partially offset by net outflows of $398 million, which included approximately $713 million of inflows in our Strategic Global Convertibles strategy that transitioned from AUA to AUM in the third quarter of 2017. Flows were primarily related to net outflows in our SmidCap strategies and LargeCap Value strategy, partially offset by net inflows in our SmallCap Value and Market Neutral Income strategies.

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
________________

(1)
Institutional outflows include approximately $30 million in an account that transitioned to our model portfolio for which we no longer have direct discretionary investment authority. This account is now included in AUA aggregating $1.0 billion as of December 31, 2016.

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

The increase in assets under management for the year ended December 31, 2015 was due to the acquisition of Woodway, which contributed $1.6 billion of assets under management, and net inflows of $174 million, partially offset by market depreciation of $1.2 billion. Flows were primarily related to net inflows in our Income Opportunity, Emerging Markets, and Emerging Markets Plus strategies, partially offset by net outflows in our SMidCap, LargeCap Value, and Short Duration High Yield strategies.

Results of Operations
The following table and discussion of our results of operations is based upon data derived from our Consolidated Statements of Comprehensive Income contained in our Consolidated Financial Statements and should be read in conjunction with these statements, which are included elsewhere in this Report.

	Years ended December 31, (in thousands)			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues
Advisory fees:
Asset-based	$99,201	$91,492	$99,275	8%	(8)%
Performance-based	1,411	635	2,698	122	(76)
Trust fees	31,621	30,313	28,795	4	5
Other revenues, net	1,552	581	168	167	246
Total revenues	133,785	123,021	130,936	9	(6)
Expenses
Employee compensation and benefits	64,955	61,509	63,562	6	(3)
Sales and marketing	2,042	1,919	1,839	6	4
Westwood mutual funds	3,938	3,155	3,435	25	(8)
Information technology	7,785	7,735	5,732	1	35
Professional services	5,916	5,622	5,617	5	—
Legal settlement	4,009	—	—	100	—
General and administrative	11,247	9,071	8,531	24	6
Total expenses	99,892	89,011	88,716	12	—
Income before income taxes	33,893	34,010	42,220	—	(19)
Provision for income taxes	13,904	11,363	15,115	22	(25)
Net income	$19,989	$22,647	$27,105	(12)%	(16)%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Total Revenues. Total revenues increased $10.8 million, or 9%, to $133.8 million for 2017 compared with $123.0 million for 2016. The increase was attributable to a $7.7 million increase in asset-based advisory fees, a $1.3 million increase in Trust fees, and a $0.8 million increase in performance based fees. Advisory-based and Trust fees increased as a result of higher average assets under management in 2017 compared to 2016.
Employee Compensation and Benefits. Employee compensation and benefit costs increased $3.4 million, or 6%, to $65.0 million in 2017 compared with $61.5 million in 2016. This increase was primarily due to higher incentive compensation and performance-based restricted stock expense as a result of improved pre-tax income (excluding legal settlement costs), as well as increased average headcount and merit increases. We had 181 full-time employees as of December 31, 2017 compared to 174 at December 31, 2016.
Westwood Mutual Funds. Westwood mutual funds expenses increased 25% to $3.9 million for 2017 compared to $3.2 million for 2016. The increase was primarily due to increased overall shareholder servicing costs on higher mutual funds average assets under management and increased commission fees related to the addition of a third-party seller at the end of 2016.
Legal Settlement. We recorded a net $4.0 million charge related to a legal settlement, net of associated insurance coverage, during the third quarter of 2017. See further discussion of the settlement in Note 13 “Commitments and Contingencies” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.
General and Administrative. General and administrative expenses increased 24% to $11.2 million for 2017 compared with $9.1 million for 2016, primarily due to a $1.6 million foreign currency transaction loss recorded in 2017 as a result of a 7% decrease in the Canadian dollar exchange rate.

Provision for Income Taxes. The effective tax rate increased to 41.0% for 2017 compared to 33.4% for 2016. The increase is primarily related to the Tax Reform Act signed into law in December 2017. We recorded $3.4 million incremental income tax expense related to the mandatory deemed repatriation of earnings in our Canadian subsidiary and the revaluation of our deferred tax assets as a result of the decrease in the federal tax rate.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Total Revenues. Total revenues decreased $7.9 million, or 6%, to $123.0 million for 2016 compared with $130.9 million for 2015. The decrease was attributable to a $7.8 million decrease in asset-based advisory fees and a $2.1 million decrease in performance-based fees, offset by a $1.5 million increase in Trust fees. Advisory-based fees decreased as a result of lower average assets under management in 2016 compared to 2015. Trust fees increased as a result of a full year of revenue generated by Woodway.
Employee Compensation and Benefits. Employee compensation and benefit costs decreased $2.1 million, or 3%, to $61.5 million in 2016 compared with $63.6 million in 2015. This decrease was primarily due to a $3.0 million decrease in incentive compensation due to lower results for 2016 and a one-time $1.6 million restricted stock charge primarily related to a non-cash charge for acceleration of stock-based compensation expense for a particular grant in 2015. These decreases were partially offset by an increase in compensation costs attributable to increased average headcount and merit increases. We had 174 full-time employees as of December 31, 2016 compared to 168 at December 31, 2015.
Information Technology. Information technology expenses increased 35% to $7.7 million for 2016 compared with $5.7 million for 2015 due to $1.9 million in costs associated with implementing new information technology platforms, increased research and support expenses, and incremental support costs related to the Woodway acquisition.
General and Administrative. General and administrative expenses increased 6% to $9.1 million for 2016 compared with $8.5 million for 2015, primarily due to increased rent and depreciation expenses related to the expansion of our corporate headquarters and amortization of intangibles related to the Woodway acquisition. The increase was partially offset by accelerated depreciation of leasehold improvements in 2015.
Provision for Income Taxes. The effective tax rate decreased to 33.4% for 2016 compared to 35.8% for 2015. The decrease is primarily related to a tax charge for uncertain tax positions related to prior years (net of federal benefit) recorded in 2015.

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
In calculating Economic Earnings, we add back to net income the non-cash expense associated with equity-based compensation awards of restricted stock, amortization of intangible assets, and deferred taxes related to the tax-basis amortization of goodwill. Although depreciation on property and equipment is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent a decline in the value of the related assets that will ultimately require replacement.
For the year ended December 31, 2017, our Economic Earnings decreased by 5% to $38.9 million compared with $41.1 million for the year ended December 31, 2016, primarily due to the decrease in net income related to the $2.5 million legal settlement charge, net of insurance recovery and taxes, and $3.4 million incremental income tax expense related to tax reform.
The following table provides a reconciliation of net income to Economic Earnings for the years presented:

	For the years ended December 31, (in thousands, except share data)					% Change
	2017	2016	2015	2014	2013	2017 vs. 2016	2016 vs. 2015	2015 vs. 2014	2014 vs. 2013
Net Income	$19,989	$22,647	$27,105	$27,249	$17,837	(12)%	(16)%	(1)%	53%
Add: Restricted stock expense	16,430	15,954	17,574	13,685	11,679	3	(9)	28	17
Add: Intangible amortization	1,872	1,960	1,546	359	359	(4)	27	331	—
Add: Tax benefit from goodwill amortization	626	547	271	152	152	14	102	78	—
Economic Earnings	$38,917	$41,108	$46,496	$41,445	$30,027	(5)%	(12)%	12%	38%
Economic Earnings per Share	$4.63	$5.03	$5.71	$5.24	$3.90	(8)%	(12)%	9%	34%

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data (in thousands)	2017	2016
Cash and cash equivalents	$54,249	$33,679
Accounts receivable	21,660	23,429
Total liquid assets	75,909	57,108
Investments	$51,324	$56,485
We had cash and investments of $105.6 million and $90.2 million as of December 31, 2017 and December 31, 2016, respectively. Cash and cash equivalents as of December 31, 2017 and 2016 includes approximately $33 million and $20 million, respectively, of undistributed income from Westwood International Advisors. In accordance with the one-time mandatory deemed repatriation required under tax legislation signed into law in December 2017, we have accrued a $1.8 million income tax liability related to this undistributed income. If these funds were needed for our U.S. operations, we would be required to accrue and pay incremental Canadian withholding taxes to repatriate a portion of these funds. Our current intent is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations.
At December 31, 2017 and 2016, working capital aggregated $106.6 million and $86.3 million, respectively. As required by the Finance Code, Westwood Trust is subject to a minimum capital requirement of $4.0 million. At December 31, 2017, Westwood Trust had approximately $16.8 million in excess of its minimum capital requirement. We had no debt at December 31, 2017 or December 31, 2016.

	For the years ended December 31,
Cash Flow Data (in thousands)	2017	2016	2015
Operating cash flows	$48,009	$47,392	$55,208
Investing cash flows	(1,167)	(1,810)	(25,084)
Financing cash flows	(28,577)	(34,944)	(22,139)
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of December 31, 2017 and 2016, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, generally result from timing differences between collection of fees billed and payment of operating expenses.
During 2017, cash flow provided by operating activities, principally our Advisory segment, aggregated $48.0 million compared to cash provided by operations of $47.4 million during 2016 and $55.2 million during 2015. The decrease of $7.8 million from 2015 to 2016 was primarily due to changes in operating assets and liabilities and net income, partially offset by cash transferred from our investment accounts.
Cash flow used in investing activities during 2017 and 2016 of $1.2 million and $1.8 million, respectively, was primarily related to purchases of property and equipment. Cash flow used in investing activities during 2015 of $25.1 million was due to the acquisition of Woodway.
Cash used in financing activities of $28.6 million during 2017, compared to $34.9 million and $22.1 million during 2016 and 2015, respectively. The decrease primarily related to the 2016 payment of contingent consideration related to the acquisition of our Westwood Trust Houston office and repurchases of common stock under our share repurchase plan during fiscal 2016.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Item 1A. Risk Factors” in this Report. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months. However there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Cash Dividends
The following table summarizes dividends declared during 2017 and 2016:

2017 Dividends
Declaration Date	Record Date	Paid Date	Dividend Per Share
February 8, 2017	March 10, 2017	April 3, 2017	$0.62
April 27, 2017	June 9, 2017	July 3, 2017	$0.62
July 28, 2016	September 8, 2017	October 2, 2017	$0.62
October 24, 2017	December 8, 2017	January 2, 2018	$0.68
			$2.54

2016 Dividends
Declaration Date	Record Date	Paid Date	Dividend Per Share
February 3, 2016	March 11, 2016	April 1, 2016	$0.57
April 27, 2016	June 10, 2016	July 1, 2016	$0.57
July 27, 2016	September 9, 2016	October 3, 2016	$0.57
October 26, 2016	December 9, 2016	January 3, 2017	$0.62
			$2.33

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017 (in thousands).

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(1)	$7,540	$3,650	$3,170	$360	$360
Operating lease obligations	$14,202	$2,309	$3,910	$3,450	$4,533
________________

(1)
A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations relate to obligations associated with implementing and operating new information technology platforms and outsourcing services. The above purchase obligations exclude agreements that are cancelable without significant penalty.

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
We have evaluated all of our advisory relationships with the Westwood Investment Funds PLC (the “UCITS Fund”), the Westwood Funds®, limited liability companies ("LLCs") and our relationship as sponsor of the Common Trust Funds ("CTFs") to determine whether any of these entities is a VIE or VOE. Based on our analysis, we determined that the LLCs and CTFs were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entity's Board of Directors and can influence the entity's management and affairs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors with a simple majority vote, so we determined the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the
Westwood Funds'® independent board of directors, which direct the activities that most significantly impact the entity's economic performance, we determined that the Westwood Funds® were not VIEs. Therefore, the UCITS Fund and the
Westwood Funds® should be analyzed under the VOE consolidation method.
Based on our analysis of our seed investments in these entities for the year ended December 31, 2016, we have not consolidated the LLCs or CTFs under the VIE method or the UCITS Fund or the Westwood Funds® under the VOE method, and therefore the results of these entities are not included in the Company’s consolidated financial results.
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
Goodwill
Goodwill is not amortized but is tested for impairment, at least annually. We assess the recoverability of the carrying amount of goodwill either qualitatively or quantitatively as of July 1 of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
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
We completed our annual impairment assessments during 2017, 2016 and 2015 and concluded no impairment losses were required.
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
We completed our annual impairment assessments during 2017, 2016 and 2015 and concluded no impairment losses were required.
Stock-Based Compensation
We have granted restricted stock to employees and non-employee directors. We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. We amortize compensation cost on a straight-line basis over the applicable service period. We adjust our compensation cost for forfeitures as they occur.
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
Accounting for Income Taxes
We operate in several states and countries and are required to allocate our income, expenses and earnings under the various laws and regulations of these tax jurisdictions. Accordingly, our provision for income taxes reflects the statutory tax obligations of the jurisdictions in which we operate. Significant judgment and complex calculations are used when determining our tax liability and in evaluating our tax positions, and we are subject to audits by taxing authorities in each of the jurisdictions in which we operate. We adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. Changes in tax laws may result in changes to our tax position and effective tax rates. We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Further information on the tax impacts of the Tax Reform Act is included in Note 7 "Income Taxes."
We have not recognized a deferred tax liability on the undistributed earnings of our foreign subsidiary, Westwood International Advisors. If these funds were needed for our U.S. operations, we would be required to accrue and pay incremental foreign withholding taxes to repatriate a portion of these funds. Our current intent is to permanently reinvest the funds subject to withholding taxes outside of the U.S.
We are required to assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. As of December 31, 2017 and 2016, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income does not result in future years, a valuation allowance may be required.

We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority based on the merits of the position. We periodically review our tax positions and adjust the balances as new information becomes available. In making these assessments, we often must analyze complex tax laws of multiple domestic and international jurisdictions. The actual outcome of our tax positions, if significantly different from our estimates, could materially impact the financial statements. At December 31, 2016, we had an uncertain tax liability of $2.5 million. During 2017, we decreased our uncertain tax liability to $160,000. These amounts are included in "Income taxes payable" on our Consolidated Balance Sheets.
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
Securities Markets and Interest Rates
The value of assets under management is affected by fluctuations in securities markets and changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of assets under management, our revenues may be adversely affected by a decline in the prices of securities or changing interest rates. A hypothetical 10% decrease in our average assets under management during the year ended December 31, 2017 would have reduced our reported consolidated total revenue by approximately $13 million.
Our cash equivalents and other investment instruments are exposed to financial market risk due to fluctuations in interest rates, which may affect interest income. We do not expect interest income to be significantly affected by sudden changes in market interest rates.
Foreign Currency Risk
Westwood International Advisors operates in Toronto, Canada and accordingly we are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar. For the year ended December 31, 2017, Westwood International Advisors represented 48% of our consolidated income before income taxes. Changes in the currency exchange rate result in cumulative translation adjustments included in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the year ended December 31, 2017 were 0.7273 and 0.8258, respectively. A hypothetical 10% devaluation in the average quoted United States dollar-equivalent of the Canadian dollar exchange rate during the year ended December 31, 2017 would have reduced our reported consolidated income before income taxes by approximately $1.6 million.

Item 8.	Financial Statements and Supplementary Data
The independent registered public accounting firm's report and our Consolidated Financial Statements listed in the accompanying index are included in Item 15 of this Report. See “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
The Company had no disagreements with its current independent registered public accounting firms.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2017, Westwood’s internal control over financial reporting is effective based on those criteria.
Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page 43.

By:	/s/ Brian O. Casey
Brian O. Casey, President & Chief Executive Officer

/s/ Tiffany B. Kice
Tiffany B. Kice, Chief Financial Officer & Treasurer
February 22, 2018
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Westwood Holdings Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Westwood Holdings Group, Inc.’s Management Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche, LLP
Dallas, Texas
February 22, 2018

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is, or will be, set forth in the definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 11.	Executive Compensation.
The information required by this item is, or will be, set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information as of December 31, 2017 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Fourth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries, our only equity compensation plans in effect at that time. The material terms of these plans were approved by our stockholders and are discussed in Note 9 "Employee Benefits" to our Consolidated Financial Statements included in this Report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	506,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	506,000
(1) Includes 454,000 shares available under our Fourth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and approximately 52,000 shares available under the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries.
The other information required by this item is, or will be, set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is, or will be, set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is, or will be, set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
Financial Statement Schedules
The financial statements included in this Report are listed in the Index to Financial Statements on page F-1 of this Report. Schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions or are not applicable.
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
Dated: February 22, 2018
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

Signatures	Title

/s/ Brian O. Casey	President, Chief Executive Officer and Director
Brian O. Casey	(Principal Executive Officer)

/s/ Tiffany B. Kice	Chief Financial Officer and Treasurer
Tiffany B. Kice	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard M. Frank	Chairman of the Board of Directors
Richard M. Frank

/s/ Susan M. Byrne	Vice Chairman of the Board of Directors
Susan M. Byrne

/s/ Ellen H. Masterson	Director
Ellen H. Masterson

/s/ Robert D. McTeer	Director
Robert D. McTeer

/s/ Geoffrey R. Norman	Director
Geoffrey R. Norman

/s/ Martin J. Weiland	Director
Martin J. Weiland

/s/ Raymond E. Wooldridge	Director
Raymond E. Wooldridge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of Westwood Holdings Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP
Dallas, Texas
February 22, 2018

We have served as the Company's auditor since 2015.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(in thousands, except par values and share amounts)

	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$54,249	$33,679
Accounts receivable	21,660	23,429
Investments, at fair value	51,324	56,485
Prepaid income taxes	4,269	—
Other current assets	6,612	2,364
Total current assets	138,114	115,957
Goodwill	27,144	27,144
Deferred income taxes	3,407	10,903
Intangible assets, net	19,804	21,394
Property and equipment, net of accumulated depreciation of $5,673 and $4,590	4,190	4,280
Total assets	$192,659	$179,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,501	$2,641
Dividends payable	7,357	6,679
Compensation and benefits payable	19,075	17,200
Income taxes payable	1,598	3,148
Total current liabilities	31,531	29,668
Accrued dividends	1,717	1,767
Noncurrent income taxes payable	1,017	—
Deferred rent	1,998	2,174
Total long-term liabilities	4,732	3,941
Total liabilities	36,263	33,609
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 9,980,827 and outstanding 8,899,587 shares at December 31, 2017; issued 9,801,938 and outstanding 8,810,375 shares at December 31, 2016	100	98
Additional paid-in capital	179,241	162,730
Treasury stock, at cost – 1,081,240 shares at December 31, 2017; 991,563 shares at December 31, 2016	(49,788)	(44,353)
Accumulated other comprehensive loss	(1,764)	(4,287)
Retained earnings	28,607	31,881
Total stockholders’ equity	156,396	146,069
Total liabilities and stockholders’ equity	$192,659	$179,678

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands, except shares and per share data)

	2017	2016	2015
Revenues:
Advisory fees:
Asset-based	$99,201	$91,492	$99,275
Performance-based	1,411	635	2,698
Trust fees	31,621	30,313	28,795
Other revenues, net	1,552	581	168
Total revenues	133,785	123,021	130,936
Expenses:
Employee compensation and benefits	64,955	61,509	63,562
Sales and marketing	2,042	1,919	1,839
Westwood mutual funds	3,938	3,155	3,435
Information technology	7,785	7,735	5,732
Professional services	5,916	5,622	5,617
Legal settlement	4,009	—	—
General and administrative	11,247	9,071	8,531
Total expenses	99,892	89,011	88,716
Income before income taxes	33,893	34,010	42,220
Provision for income taxes	13,904	11,363	15,115
Net income	$19,989	$22,647	$27,105
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,523	401	(3,457)
Other comprehensive income (loss)	2,523	401	(3,457)
Total comprehensive income	$22,512	$23,048	$23,648

Earnings per share:
Basic	$2.45	$2.84	$3.49
Diluted	$2.38	$2.77	$3.33
Weighted average shares outstanding:
Basic	8,147,742	7,961,891	7,756,647
Diluted	8,400,022	8,165,475	8,149,399

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2015	8,308,460	$90	$119,859	$(29,028)	$(1,231)	$20,317	$110,007
Net income						27,105	27,105
Other comprehensive loss					(3,457)		(3,457)
Issuance of common stock for acquisition	109,712	1	5,291				5,292
Issuance of restricted stock, net of forfeitures	305,342	3	(3)				—
Stock-based compensation expense			17,574				17,574
Reclassification of compensation liability to be paid in shares			338				338
Tax benefit related to stock-based compensation			1,831				1,831
Dividends declared ($2.07 per share)						(17,748)	(17,748)
Purchases of treasury stock	(21,818)			(1,327)			(1,327)
Issuance of treasury stock under employee stock plans	20,375		(1,093)	1,093			—
Restricted stock returned for payment of taxes	(91,384)			(5,648)			(5,648)
BALANCE, December 31, 2015	8,630,687	$94	$143,797	$(34,910)	$(4,688)	$29,674	$133,967
Net income						22,647	22,647
Other comprehensive loss					401		401
Issuance of common stock for acquisition	80,253	1	3,733				3,734
Issuance of restricted stock, net of forfeitures	296,376	3	(3)				—
Stock-based compensation expense			15,954				15,954
Reclassification of compensation liability to be paid in shares			167				167
Tax benefit related to stock-based compensation			(256)				(256)
Dividends declared ($2.33 per share)						(20,440)	(20,440)
Purchases of treasury stock	(128,026)			(6,248)			(6,248)
Issuance of treasury stock under employee stock plans	12,048		(662)	662			—
Restricted stock returned for payment of taxes	(80,963)			(3,857)			(3,857)
BALANCE, December 31, 2016	8,810,375	$98	$162,730	$(44,353)	$(4,287)	$31,881	$146,069
Cumulative Adjustment for ASU 2016-09			711			(711)	—
Net income						19,989	19,989
Other comprehensive income					2,523		2,523
Issuance of restricted stock, net of forfeitures	178,889	2	(2)				—
Stock-based compensation expense			16,430				16,430
Reclassification of compensation liability to be paid in shares			591				591
Dividends declared ($2.54 per share)						(22,552)	(22,552)
Purchases of treasury stock	(23,822)			(1,326)			(1,326)
Issuance of treasury stock under employee stock plans	22,091		(1,219)	1,219			—
Restricted stock returned for payment of taxes	(87,946)			(5,328)			(5,328)
BALANCE, December 31, 2017	8,899,587	$100	$179,241	$(49,788)	$(1,764)	$28,607	$156,396

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$19,989	$22,647	$27,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,044	969	1,050
Amortization of intangible assets	1,872	1,960	1,546
Unrealized losses (gains) on trading investments	(617)	(510)	613
Stock-based compensation expense	16,430	15,954	17,574
Deferred income taxes	7,542	149	(3,285)
Excess tax benefits from stock-based compensation	—	(165)	(1,455)
Other	—	269	(58)
Changes in operating assets and liabilities:
Net sales of investments – trading securities	5,778	16,345	6,684
Accounts receivable	2,161	(3,493)	(5,192)
Other current assets	(4,234)	567	(375)
Accounts payable and accrued liabilities	763	(926)	1,174
Compensation and benefits payable	2,262	(2,848)	2,912
Income taxes payable	(4,816)	(3,655)	6,890
Other liabilities	(165)	129	25
Net cash provided by operating activities	48,009	47,392	55,208
Cash flows from investing activities:
Acquisition of Woodway, net of cash acquired	—	—	(24,133)
Purchases of property, equipment and other	(1,167)	(1,819)	(951)
Proceeds on sale of property and equipment	—	9	—
Net cash used in investing activities	(1,167)	(1,810)	(25,084)
Cash flows from financing activities:
Purchases of treasury stock	—	(5,634)	—
Purchases of treasury stock under employee stock plans	(1,326)	(614)	(1,327)
Restricted stock returned for payment of taxes	(5,328)	(3,857)	(5,648)
Excess tax benefits from stock-based compensation	—	165	1,455
Payment of contingent consideration in acquisition	—	(5,562)	—
Cash dividends paid	(21,923)	(19,442)	(16,619)
Net cash used in financing activities	(28,577)	(34,944)	(22,139)
Effect of currency rate changes on cash	2,305	301	(3,376)
Net increase in cash and cash equivalents	20,570	10,939	4,609
Cash and cash equivalents, beginning of year	33,679	22,740	18,131
Cash and cash equivalents, end of year	$54,249	$33,679	$22,740

Supplemental cash flow information:
Cash paid during the year for income taxes	$10,770	$14,860	$11,639
Common stock issued for acquisition	$—	$3,734	$5,292
Non-cash accrued contingent consideration	$—	$—	$9,023
Accrued dividends	$9,074	$8,446	$7,448
Tenant allowance included in Property and equipment	$—	$1,236	$—
Non-cash accrued Property and equipment	$69	$—	$—

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS:
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is an SEC registered investment adviser and referred to hereinafter together as “Westwood Management”), Westwood Trust and Westwood International Advisors Inc. (“Westwood International Advisors”). Westwood Management and Westwood International Advisors provide investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, an Ireland-domiciled fund organized pursuant to the European Union’s Undertakings for Collective Investment in Transferable Securities (“the UCITS Fund”), individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds ("CTFs") to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Westwood Management is a registered investment adviser under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking. Westwood International Advisors is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission and the Autorité des marchés financiers in Québec.
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Private Wealth business, subject to usual and customary closing conditions and the receipt of regulatory approval from the Nebraska Department of Banking. The sale was completed on January 12, 2018. The component is reported within both our Advisory and Trust segments. The sale does not represent a major strategic shift in our business and does not qualify for discontinued operations reporting. See Note 16 “Subsequent Events” for additional discussion of the sale.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a variable interest entity (“VIE”), or a voting interest entity (“VOE”), under U.S. generally accepted accounting principles (“GAAP”) and whether we have a controlling financial interest in the entity. Assessing whether or not an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include, but are not limited to, the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. We reconsider whether entities are a VIE or VOE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change the investors’ abilities to direct the activities of the entity.
A VIE is an entity in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities without subordinated financial support, (ii) the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest or (iii) the entity is structured with disproportionate voting rights, and substantially all of the activities are conducted on behalf of an investor with disproportionately few voting rights. That is, the at-risk equity holders do not have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. An enterprise must consolidate all VIEs of which it is the primary beneficiary. We determine if a sponsored investment meets the definition of a VIE by considering whether the fund’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund’s at-risk equity holders absorb any losses, have the right to receive residual returns and have the right to direct the activities of the entity most responsible for the entity’s economic performance. The primary beneficiary of a VIE is defined as the party that, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the VIE that most significantly affect its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously.
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
Based on our analysis of our seed investments in these entities for the year ended December 31, 2017, we have not consolidated the LLCs or CTFs under the VIE method or the UCITS Fund or the Westwood Funds® under the VOE method, and therefore the results of these entities are not included in the Company’s consolidated financial results. We have included the disclosures related to VIEs and VOEs in Note 11 "Variable Interest Entities."
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
We determined the estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 3 "Investments" and 4 "Fair Value of Financial Instruments" are not necessarily indicative of either the amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, prepaid income taxes, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, the UCITS Fund and Westwood Trust common trust fund shares, equals fair value based on prices quoted in active markets and, with respect to funds, the reported net asset value ("NAV") of the shares held. Market values of our money market holdings generally do not fluctuate.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment.
We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include declines in revenues, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than the carrying amount. We assess goodwill for impairment using either a qualitative or quantitative assessment. The qualitative assessment includes consideration of the current trends in the industry in which we operate, macroeconomic conditions, recent financial performance of our reporting units and a market multiple approach valuation. In performing the annual impairment test during the third quarter, or more frequently when impairment indicators exist, and after assessing the qualitative factors, we may be required to utilize the two-step approach prescribed by ASC 350, Goodwill and Other Intangible Assets. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis. The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, a second step is performed to measure the amount of impairment loss. The fair value of each reporting unit is estimated, entirely or predominantly, using a market multiple approach. During the third quarter of 2017 we completed our annual goodwill impairment assessment and determined that no impairment loss was required. No impairments were recorded during any of the periods presented.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
Investment advisory and trust fees are recognized as services are provided. These fees are determined in accordance with contracts between our subsidiaries and their clients and are generally based on a percentage of assets under management. A limited number of our clients have contractual performance-based fee arrangements that pay us an additional fee if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Most advisory and trust fees are payable in advance or in arrears on a calendar quarterly basis. Advance payments are deferred and recognized over the periods services are performed. Since billing periods for most of our advance paying clients coincide with the calendar quarter to which payment relates, revenue is fully recognized within the quarter. Consequently no significant amount of deferred revenue is contained in our Consolidated Financial Statements. Deferred revenue is shown on the Consolidated Balance Sheets under the heading of “Accounts payable and accrued liabilities.” Other revenues generally consist of interest and investment income, which are recognized as earned.
Stock-Based Compensation
We have issued restricted stock to our U.S. employees and Board of Directors in accordance with our Fourth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation and adopted Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting effective January 1, 2017.
Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date and is recognized over the relevant service period. We expense the fair value of stock-based compensation awards granted to our employees and directors in our Consolidated Financial Statements on a straight-line basis over the period that services are required to be provided in exchange for the award (“requisite service period”), which is typically the period over which the award vests. Stock-based compensation is recognized only for awards that vest. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date. For performance-based share awards, we assess actual performance versus the predetermined performance goals and record compensation expense once we conclude it is probable that we will meet the performance goals required to vest the applicable performance-based awards.
The following summarizes the effects of the adoption of ASU 2016-09 on our Condensed Consolidated Financial Statements:
Income Taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, are recognized as income tax expense or benefit in the Consolidated Statement of Comprehensive Income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense of $1.0 million in 2017 related to excess tax benefits, decreasing our effective tax rate for 2017 by 2.9%. Without the adjustment, our effective tax rate would have been 43.9%. The Company did not have any unrecognized excess tax benefits as of December 31, 2016 and therefore there was no cumulative-effect adjustment to retained earnings related to income taxes. The Company adopted the amendments related to the recognition of excess tax benefits and tax shortfalls prospectively, with no adjustments made to prior periods.
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
Statements of Cash Flows - The Company historically accounted for excess tax benefits on the Consolidated Statements of Cash Flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The change in cash flow classification associated with excess tax benefits was adopted prospectively, resulting in the classification of the $1.0 million excess tax benefit as an operating activity during the twelve months ended December 31, 2017. No change in classification was necessary for the presentation of restricted stock returned for payment of taxes, as the Company has historically presented such payments as a financing activity. The Company adopted this portion of the standard on a prospective basis, with no adjustments made to prior periods.

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
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International Advisors. We record compensation costs for these awards on a straight-line basis over the vesting period once we determine it is probable that the award will be earned.  Awards expected to be settled in shares are funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or forfeited. Shares held in the trust are shown on our Consolidated Balance Sheet as treasury shares.  Until shares are acquired by the trust, we record compensation costs and measure the liability as a cash-based award, which is included in “Compensation and benefits payable” on our Consolidated Balance Sheets. For the years ended December 31, 2017, 2016 and 2015, the compensation expense recorded for these awards was $232,000, $524,000 and $145,000, respectively. When the number of shares related to an award is determinable, the award becomes an equity award accounted for in a manner similar to restricted stock, which is described in Note 9 "Employee Benefits."
Currency Translation
Assets and liabilities of Westwood International Advisors, our non-U.S. dollar functional currency subsidiary, are translated at exchange rates as of applicable reporting dates. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are recorded through other comprehensive income.
Revenue and expense transactions are recorded at the rates of exchange prevailing on the dates of the transactions. Gains and losses resulting from transactions in foreign currencies are included in "General and administrative" expenses in our Consolidated Statements of Comprehensive Income. For the year ended December 31, 2017, we recorded a loss of $1.6 million. For the years ended December 31, 2016 and 2015, we recorded a gain of $362,000 and $544,000, respectively.
Income Taxes
We file a United States federal income tax return as a consolidated group for Westwood and its subsidiaries based in the United States. We file a Canadian income tax return for Westwood International Advisors. Deferred income tax assets and liabilities are determined based on temporary differences between the financial statements and income tax bases of assets and liabilities as measured at enacted income tax rates. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Further information on the tax impacts of the Tax Reform Act is included in Note 7 "Income Taxes."
Deferred income tax expense is generally the result of changes in deferred tax assets and liabilities. Deferred taxes relate primarily to incentive compensation and stock-based compensation expense. We record net deferred tax assets to the extent we believe such assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future, we would record a valuation allowance. No such valuation allowance has been recorded in our Consolidated Financial Statements.
We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority based on the merits of the position. We include penalties and interest on income-based taxes, if any, in the “General and administrative” line on our Consolidated Statements of Comprehensive Income. At December 31, 2017, we had $160,000 of unrecognized tax benefits accrued, net of $46,000 federal deferred tax assets, related to uncertain tax positions. At December 31, 2016, we had $2.5 million of unrecognized tax benefits accrued, net of $942,000 federal deferred tax assets, related to uncertain tax positions. See Note 7 "Income Taxes."
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
When an acquisition includes future contingent consideration on achieving certain annualized revenue from the post-closing acquired business over a specified time period, the Company estimates the fair value of the earn-out using overall revenue growth projections combined with lost revenue projections from existing customer base, both discounted and probability-weighted. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date, and the fair value of the contingent consideration is remeasured at each subsequent reporting period, with any change in fair value recognized as income or expense within the Consolidated Statement of Comprehensive Income.
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modified accounting under ASC 718. The purpose of the amendment is to reduce diversity, cost and complexity in practice when analyzing and applying these modifications. The ASU is effective for periods beginning after December 15, 2017. We do not expect the amendment to have a material impact on our Consolidated Financial Statements and expect to adopt the standard within the required time frame.
In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment eliminates step two from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. Under step two, an entity had to perform procedures to determine the fair value of its assets and liabilities at the impairment testing date following procedures required to determine the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendment is effective, on a prospective basis, for annual or interim periods beginning after December 15, 2019, with early adoption permitted. We do not expect the amendment to have a material impact on our Consolidated Financial Statements and expect to adopt the standard within the required time frame.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS"). The issuance of a comprehensive and converged standard on revenue recognition is expected to improve the ability of financial statement users to understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The standard will require additional disclosures to help financial statement users better understand the nature, amount, timing, and potential uncertainty of the revenue being recognized. In August 2015, in order to amend the effective date of ASU 2014-09, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date. Under the amendment, the effective date of ASU 2014-09 has been extended by one year for all entities. For public entities, the ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance related to identifying performance obligations and the licensing guidance in ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. The amendment is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting year. Management completed a detailed review of the terms and conditions of our current contracts, including performance based fees, and we will not have a significant change in the timing of revenue recognized. As part of our review we analyzed our current business process and internal controls and did not need to implement new procedures to successfully adopt the standard. We adopted the standard effective January 1, 2018, and the adoption did not have a material impact on our Consolidated Financial Statements. Beginning with our Form 10-Q filed for the quarter ended March 31, 2018, we will enhance and add disclosures surrounding our revenue process including disaggregation of revenue and information about performance obligations that will help provide the financial statement users a better understanding of the nature, amount, timing and potential uncertainty of the revenue being recognized.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. INVESTMENTS:
All investments are carried at fair value and are accounted for as trading securities. Investment balances are presented below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017:
U.S. Government and Government agency obligations	$29,367	$21	$(15)	$29,373
Money market funds	9,736	—	—	9,736
Equity funds	11,578	657	(20)	12,215
Marketable securities	$50,681	$678	$(35)	$51,324

December 31, 2016:
U.S. Government and Government agency obligations	$30,275	$—	$(2)	$30,273
Money market funds	14,127	—	—	14,127
Equity funds	12,057	204	(176)	12,085
Marketable securities	$56,459	$204	$(178)	$56,485
The following amounts, except for income tax amounts, are included in our Consolidated Statements of Comprehensive Income under the heading “Other revenues” for the years indicated (in thousands):

	2017	2016	2015
Realized gains	$395	$113	$283
Realized losses	(96)	(220)	(43)
Net realized gains (losses)	$299	$(107)	$240
Income tax expense (benefit) from gains (losses)	$105	$(37)	$84
Interest income – trading	$334	$282	$143
Dividend income	$302	$265	$284
Unrealized gains/(losses)	$617	$510	$(613)
 As of December 31, 2017 and 2016, $10.7 million and $11.0 million in corporate funds, respectively, were invested in the Westwood Funds®, Westwood Common Trust Funds and the UCITS fund, which are included in “Investments, at fair value” on our Consolidated Balance Sheets. See Note 11 "Variable Interest Entities."
4. FAIR VALUE OF FINANCIAL INSTRUMENTS:
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•	Level 1 – quoted market prices in active markets for identical assets and liabilities

•	Level 2 – inputs other than quoted prices that are directly or indirectly observable

•	Level 3 – unobservable inputs where there is little or no market activity

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of December 31, 2017
Investments in trading securities	$48,998	$—	$—	$2,326	$51,324
Total financial instruments	$48,998	$—	$—	$2,326	$51,324

As of December 31, 2016
Investments in trading securities	$53,319	$—	$—	$3,166	$56,485
Total financial instruments	$53,319	$—	$—	$3,166	$56,485

(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. These investments were recategorized and are no longer included within Level 2 of the valuation hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in our Consolidated Balance Sheets.

5. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS:
Acquisition of Woodway Financial Advisors
Westwood completed the acquisition of Woodway Financial Advisors Inc ("Woodway") on April 1, 2015, as part of our strategy to grow our private wealth business. The total Merger consideration consisted of (i) $30.6 million in cash and stock, as described below, and (ii) contingent consideration equal to the annualized revenue from the post-closing business of Woodway for the twelve-month period ending March 31, 2016 (the “Earn-Out Period”), adjusted for certain clients or accounts that have terminated, and capped at $15 million (the “Earn-Out Amount”). The final Earn-Out Amount of $9.3 million (discounted from $10.1 million due to certain required holding periods on the Westwood shares) was paid 54.84% in cash and 45.16% in shares of Westwood common stock, valued using the average closing price during the last 30 calendar days of the Earn-Out Period. In relation to the Merger, Westwood entered into employment agreements with certain Woodway employees that, among other things, provided for specified compensation and benefits for the related employees.
“Professional services” on our Consolidated Statements of Comprehensive Income includes $732,000 of transaction costs related to the Woodway acquisition for the year ended December 31, 2015.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the twelve months ended December 31, 2015 assume that the Woodway acquisition had occurred on January 1, 2015, after giving effect to acquisition accounting adjustments relating to amortization of the valued intangible assets and to record additional compensation costs related to employment contracts entered into as a result of the acquisition. These unaudited pro forma results exclude one-time, non-recurring costs related to the acquisition, including $1.1 million of transaction costs. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future.

Pro Forma Results (in thousands)	Year Ended December 31, 2015
Total revenues	$133,628
Net income	$28,080

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Changes in goodwill are as follows (in thousands):

	As of December 31,
	2017	2016
Beginning balance	$27,144	$27,144
Acquired goodwill	—	—
Ending balance	$27,144	$27,144
Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2017 and determined that no impairment loss was required. No impairments were recorded during the years ended December 31, 2017, 2016 or 2015.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally-developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. The following is a summary of intangible assets at December 31, 2017 and 2016 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2017
Client relationships	14.8	$25,396	$(6,302)	$19,094
Trade names	4.2	942	(633)	309
Non-compete agreements	2.9	283	(262)	21
Internally developed software	7.0	418	(38)	380
		$27,039	$(7,235)	$19,804
2016
Client relationships	14.8	$25,396	$(4,672)	$20,724
Trade names	4.2	942	(496)	446
Non-compete agreements	2.9	283	(176)	107
Internally developed software	7.0	136	(19)	117
		$26,757	$(5,363)	$21,394
Amortization expense, which is included in “General and administrative” expense on our Consolidated Statements of Comprehensive Income, was $1.9 million, $2.0 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Estimated Amortization Expense
For the year ending December 31,
2018	$1,672
2019	1,651
2020	1,530
2021	1,419
2022	1,419

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. BALANCE SHEET COMPONENTS:
Property and Equipment
The following table reflects information about our property and equipment as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Leasehold improvements	$4,170	$3,908
Furniture and fixtures	2,243	2,362
Computer hardware and office equipment	2,745	2,306
Construction in progress	705	294
Accumulated depreciation	(5,673)	(4,590)
Property and equipment, net	$4,190	$4,280

Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of December 31,
	2017	2016
Foreign currency translation adjustment, net of tax of $46 and $10	$(1,764)	$(4,287)
Accumulated other comprehensive loss	$(1,764)	$(4,287)
7. INCOME TAXES:
Tax Reform Act
On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates and creating a territorial tax system with a one-time mandatory deemed repatriation tax on previously deferred earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2017 and recognized an incremental $1.6 million income tax expense in 2017.
We have an estimated $33 million of undistributed earnings and profits (“E&P”) in our foreign subsidiary, Westwood International Advisors, subject to the one-time mandatory deemed repatriation, for which we recognized an incremental $1.8 million income tax expense in 2017. After the utilization of existing tax credits, the Company expects to pay additional U.S. federal cash taxes of approximately $1.8 million on the mandatory deemed repatriation. Of this amount, $1.1 million is payable over eight years, of which $1.0 million is included in "Noncurrent income taxes payable" on our Consolidated Balance Sheets for the year ended December 31, 2017. The remaining$88,000 is netted in our "Prepaid income taxes" on our Consolidated Balance Sheets for the year ended December 31, 2017, as our U.S. federal tax balance is in a receivable position at year-end.
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We expect to be subject to minimal U.S. tax liability on GILTI income beginning in 2018. We have elected to account for GILTI tax expense in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our Consolidated Financial Statements for the year ended December 31, 2017.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if the re-calculated taxable income under BEAT is greater than regular taxable income. We do not expect to be subject to this tax and therefore have not included any tax impacts of BEAT in our Consolidated Financial Statements for the year ended December 31, 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We have provisionally recognized the incremental tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in our Consolidated Financial Statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Reform Act. The accounting is expected to be complete when our 2017 U.S. corporate income tax return is filed in the third quarter of 2018.
Income Tax Provision
Income before income taxes by jurisdiction is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
United States	$17,531	$21,539	$27,324
Canada	16,362	12,471	14,896
Total	$33,893	$34,010	$42,220
Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 35% to income before income taxes.
The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands):

	Years ended December 31,
	2017		2016		2015
Income tax provision computed at US federal statutory rate	$11,859	35.0%	$11,893	35.0%	$14,777	35.0%
Canadian rate differential	(1,398)	(4.1)	(1,050)	(3.1)	(1,287)	(3.0)
Change in uncertain tax positions, net of federal benefit	(3)	—	542	1.6	1,059	2.5
State and local income taxes, net of federal benefit	626	1.9	230	0.6	465	1.1
Rate changes	1,578	4.6	—	—	—	—
Tax on deemed repatriation	1,767	5.2	—	—	—	—
Other, net	(525)	(1.6)	(252)	(0.7)	101	0.2
Total income tax expense	$13,904	41.0%	$11,363	33.4%	$15,115	35.8%
Effective income tax rate	41.0%		33.4%		35.8%
We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income. We recorded $181,000, $101,000 and $119,000 of penalties and interest in 2017, 2016 and 2015, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax provision (benefit) as set forth in the Consolidated Statements of Comprehensive Income consisted of the following components (in thousands):

	Years ended December 31,
	2017	2016	2015
Current taxes:
US Federal	$1,122	$6,765	$12,015
State and local	662	1,136	2,564
Foreign	4,578	3,313	3,821
Total current taxes	6,362	11,214	18,400
Deferred taxes:
US Federal	7,569	314	(3,331)
State and local	22	36	(156)
Foreign	(49)	(201)	202
Total deferred taxes	7,542	149	(3,285)
Total income tax expense	$13,904	$11,363	$15,115
Deferred Income Taxes
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Share-based compensation expense	$3,851	$6,325
Deferred rent	441	762
Compensation and benefits payable	719	4,907
Federal unrecognized tax benefit	46	942
Other	140	74
Total deferred tax assets	5,197	13,010
Deferred tax liabilities:
Property and equipment	(586)	(1,013)
Intangibles	(1,029)	(1,023)
Unrealized gains on investments	(175)	(71)
Total deferred tax liabilities	(1,790)	(2,107)
Net deferred tax assets	$3,407	$10,903
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2017, the Company’s 2014, 2015 and 2016 tax years are open for examination by the Internal Revenue Service, and various state and foreign jurisdiction tax years remain open to examination. We are not currently under audit by any taxing jurisdiction.
We have not provided foreign withholding taxes on the undistributed earnings of our foreign subsidiary, Westwood International Advisors. If these funds were needed for our U.S. operations, we would be required to accrue and pay incremental foreign withholding taxes to repatriate a portion of these funds. Our current intent is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. As of December 31, 2017, the cumulative amount of earnings upon which foreign withholding taxes have not been provided is approximately $20 million, and the unrecognized deferred tax liability related to these earnings is approximately $1.0 million.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017 and 2016, the Company's gross liability related to uncertain tax positions was $160,000 and $2.5 million, respectively. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as the related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the years ended December 31, 2017 and 2016 is as follows (in thousands):

Balance at January 1, 2016	$1,629
Additions for tax positions related to the current year	354
Additions for tax positions related to prior years	580
Reductions for tax positions related to prior years	(101)
Balance at December 31, 2016	$2,462
Additions for tax positions related to the current year	67
Reductions for tax positions related to prior years	(776)
Payments for tax positions related to prior years	(1,593)
Balance at December 31, 2017	$160
It is reasonably possible within the next twelve months that the liability for uncertain tax positions could decrease by as much as $160,000 as a result of settlements with certain taxing authorities that, if recognized, would decrease our provision for income taxes by $127,000.
8. REGULATORY CAPITAL REQUIREMENTS:
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2017, Westwood Trust had approximately $16.8 million in excess of its minimum capital requirement.
Westwood Trust is limited under applicable Texas law in the payment of dividends of undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its Board of Directors, Westwood Trust may make quarterly and special dividend payments to us out of its undivided profits. No dividend payments were made to us in 2017, 2016 or 2015.
Westwood International Advisors is subject to the working capital requirements of the Ontario Securities Commission, which requires that combined cash and receivables exceed current liabilities by at least $100,000 CDN. At December 31, 2017 Westwood International Advisors had combined cash and receivables that were $46.8 million CDN (or $37.2 million in U.S. dollars using the exchange rate on December 31, 2017) in excess of its current liabilities, which satisfies this requirement.
9. EMPLOYEE BENEFITS:
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In April 2017, stockholders approved an additional 250,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 4,648,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At December 31, 2017, approximately 454,000 shares remain available for issuance under the Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2017	2016	2015
Service condition restricted stock expense	$10,334	$10,377	$9,439
Performance-based restricted stock expense	5,387	4,927	7,403
Restricted stock expense under the Plan	15,721	15,304	16,842
Canadian Plan restricted stock expense	709	650	732
Total stock-based compensation expense	$16,430	$15,954	$17,574
Total income tax benefit recognized related to stock-based compensation	$6,168	$4,749	$6,217
Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions. We accrue dividends on unvested restricted stock, which are due and payable upon vesting of restricted stock. Accrued dividends coming due within the next twelve months are included in "Dividends payable" on the Consolidated Balance Sheets, with the remaining noncurrent portion of accrued dividends included in "Accrued dividends" on the Consolidated Balance Sheets. At December 31, 2017, we had recorded $7.4 million and $1.7 million in Dividends payable and Accrued dividends, respectively. At December 31, 2016, we had recorded $6.7 million and $1.8 million in Dividends payable and Accrued dividends, respectively.
As of December 31, 2017, there was approximately $22.1 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 1.9 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs to cover minimum tax withholding requirements. We withheld 87,946 shares in 2017 for this purpose. Our two types of restricted stock grants under the Plan are discussed below.
Restricted Stock Subject Only to a Service Condition
For the years ended December 31, 2017, 2016 and 2015, we granted restricted stock to employees and non-employee directors. Employee shares generally vest over four years and Director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period.
The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	607,501	$54.67
Granted	143,460	61.20
Vested	(187,295)	57.47
Forfeited	(44,291)	54.99
Non-vested, December 31, 2017	519,375	$55.44
The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2017	2016	2015
Weighted-average grant date fair value	$61.20	$47.97	$61.42
Fair value of shares vested (in thousands)	$10,764	$9,497	$7,797

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over multiple year periods subject to achieving annual performance goals established by the Compensation Committee of Westwood’s Board of Directors. Each year the Compensation Committee establishes a specific goal for that year’s vesting of the restricted shares. For 2017, the goal is based on Income before income tax from our audited Consolidated Statement of Comprehensive Income for 2017. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The final shares earned are determined when the Compensation Committee formally approves the performance-based restricted stock vesting based on the Income before income tax from the Company’s audited financial statements, and the service vesting period ranges from one to three years. If a portion of the performance-based restricted shares is not earned or does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that are not earned or do not vest is reversed. In March 2017, the Compensation Committee established the 2017 goal for our Chief Executive Officer and Chief Information Officer as Income before income taxes of $24.0 million for 50% of their respective awards and an Income before income taxes target of $34.0 million (ranging from 25% of target for threshold performance of $30.3 million to 185% of target for maximum performance of $42.5 million) for the remaining 50% of their respective awards. For all other restricted stock grants subject to performance conditions, the Compensation Committee established the fiscal 2017 goal as Income before income taxes of at least $24.0 million. These performance grants allow the Compensation Committee to exclude certain items, including legal settlements, from the Income before income taxes target. At the Committee's discretion, we excluded the $4.0 million legal settlement expense recorded during the third quarter of 2017 from our Income before income taxes target. Throughout 2017, we concluded that it was probable that we would exceed the target performance goals required to vest the applicable percentage of the performance-based restricted shares this year and recorded expense related to the shares expected to be earned and vested.
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2017	153,620	$55.90
Granted	160,340	54.86
Vested	(102,367)	56.58
Forfeited	(45,675)	55.86
Non-vested, December 31, 2017	165,918	$55.85
The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2017	2016	2015
Weighted-average grant date fair value	$54.86	$55.90	$61.29
Fair value of shares vested (in thousands)	$5,792	$6,209	$5,936

The above amounts as of December 31, 2017 do not include 16,300 non-vested restricted shares that potentially vest over performance years subsequent to 2017, inasmuch as the Compensation Committee has not set annual performance goals for later years and therefore no grant date has been established.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian Plan
As discussed in Note 2, the Canadian Plan provides compensation in the form of common stock for services performed by employees of Westwood International Advisors. Under the Canadian Plan, no more than $10 million CDN (or $8.0 million in U.S. Dollars using the exchange rate on December 31, 2017) may be funded to the Plan Trustee to fund purchases of common stock with respect to awards granted under the Canadian Plan. At December 31, 2017, approximately $3.4 million remains available for issuance under the Canadian Plan, or approximately 52,000 shares based on the closing share price of our stock of $66.21 as of the last business day of 2017. During 2017, the trust formed pursuant to the Canadian Plan purchased in the open market 23,822 Westwood common shares for approximately $1.3 million. On December 1, 2017, 22,091 shares vested at a total fair value of approximately $1.2 million. As of December 31, 2017, the trust holds 33,327 shares of Westwood common stock. As of December 31, 2017, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $676,000, which we expect to recognize over a weighted-average period of 1.8 years.
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
For awards earned prior to 2017, the award vested after approximately one year of service following the year in which the participant earned the award. Beginning in 2017, the award vests after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is either two or three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the years ended December 31, 2017, 2016, and 2015, we recorded expense of $1.2 million, $1.3 million and $1.2 million, respectively, related to mutual fund share incentive awards. As of December 31, 2017 and 2016, we had an accrued liability of $1.8 million and $1.7 million, respectively, related to mutual fund incentive awards.
Deferred Share Units
We have a deferred share unit (“DSU”) plan for employees of Westwood International Advisors. A DSU is an award linked to the value of Westwood’s common stock and is represented by a notional credit to a participant account. The value of a DSU is initially equal to the value of a share of our common stock. DSUs vest 20%, 40%, 60%, and 80% after two, three, four and five years of service, respectively. DSUs become fully vested after six years of service and the liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSUs based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. As of December 31, 2017, we had an accrued liability of $632,000 for 10,796 deferred share units related to the 2012, 2013, 2014, 2015 and 2016 awards issued in 2013, 2014, 2015, 2016 and 2017, respectively, which is based on the $66.21 per share closing price of our common stock on the last trading day of the year ended December 31, 2017.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Plans
Westwood has a defined contribution and profit-sharing plan that was adopted in July 2002 and covers substantially all of our employees. Beginning with the 2017 contribution, discretionary employer profit-sharing contributions become fully vested after four years of service by the participant. Contributions prior to 2017 vest after six years of service by the participant. For U.S. employees, Westwood provides a 401(k) match of up to 6% of eligible compensation. For Westwood International Advisors employees, Westwood provides a Registered Retirement Savings Plan match of up to 6% of eligible compensation. These retirement plan matching contributions vest immediately.
The following table displays our profit-sharing and retirement plan contributions for the periods presented (in thousands):

	Years ended December 31,
	2017	2016	2015
Profit-sharing contributions	$1,613	$1,001	$965
Retirement plan matching contributions	1,602	1,518	1,319
10. EARNINGS PER SHARE:
Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted EPS is computed based on the weighted average shares of common stock outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were 6,614, 984 and 5,993 anti-dilutive restricted shares as of December 31, 2017, 2016 and 2015, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2017	2016	2015
Net income	$19,989	$22,647	$27,105

Weighted average shares outstanding – basic	8,147,742	7,961,891	7,756,647
Dilutive potential shares from unvested restricted shares	252,280	182,979	350,755
Dilutive potential shares from contingent consideration	—	20,605	41,997
Weighted average shares outstanding – diluted	8,400,022	8,165,475	8,149,399
Earnings per share:
Basic	$2.45	$2.84	$3.49
Diluted	$2.38	$2.77	$3.33
11. VARIABLE INTEREST ENTITIES:
As discussed in Note 2 "Summary of Significant Accounting Policies", the CTFs and LLCs (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds® and UCITS Fund are considered VOEs (together the "Westwood VOEs"). We receive fees for managing assets in these entities commensurate with market rates. As of December 31, 2017 and 2016, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities. Based on our analysis, we have not consolidated the Westwood VIEs or Westwood VOEs into our Consolidated Financial Statements for the years ended December 31, 2017 or 2016.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017 and 2016, the Company had seed investments totaling $10.7 million and $11.0 million, respectively, in the CTFs, the Westwood Funds® and UCITS Fund. These seed investments were provided for the sole purpose of showing economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our Consolidated Balance Sheet at December 31, 2017.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned CTFs, Westwood Funds® and UCITS Fund are accounted for as investments in accordance with our other investments described in Note 3 "Investments." We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $51.9 million, $52.2 million and $56.4 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively.
The following table displays the assets under management, the amount of our seed investments that are included in “Investments, at fair value” on the Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of December 31, 2017
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,242	$6	$6
Common Trust Funds	2,564	2	2
LLCs	116	—	—
UCITS Fund	412	2	2
All other assets:
Private Wealth	2,886
Institutional	14,009
Total AUM	$24,229
12. RELATED PARTY TRANSACTIONS:
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. There was approximately $98,000 and $97,000 in fees due from these accounts as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, we recorded trust fees from these accounts of $375,000, $409,000, and $454,000, respectively.
The Company engages in transactions with its affiliates as part of our operations. Westwood International Advisors and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns fees paid by either clients of the fund or directly by the funds. The fees are based on negotiated fee schedules applied to AUM. These fees are commensurate with market rates. For the years ended December 31, 2017, 2016 and 2015, we recorded fees from the affiliated Funds of $4.0 million, $3.1 million and $1.3 million, respectively, which are included in “Asset-based advisory fees” on our Consolidated Statement of Comprehensive Income. As of December 31, 2017 and 2016, $423,000 and $270,000 of these fees were unpaid and included in “Accounts receivable” on our Consolidated Balance Sheets, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. COMMITMENTS AND CONTINGENCIES:
Leases
We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2026. Rental expense for facilities and equipment leases for years ended December 31, 2017, 2016 and 2015 aggregated approximately $2.4 million, $2.4 million and $2.0 million, respectively, and is included in general and administrative and information technology expenses in the accompanying Consolidated Statements of Comprehensive Income.
At December 31, 2017, the future contractual rental payments for noncancelable operating leases for each of the following five years and thereafter are as follows (in thousands):

Year ending:
2018	$2,309
2019	1,947
2020	1,963
2021	1,920
2022	1,530
Thereafter	4,533
Total payments due	$14,202
Litigation
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (together “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC ("Warren"). The action relates to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. AGF alleged that the former employees breached certain obligations when they resigned from AGF and that Westwood and Warren induced such breaches. AGF sought an unspecified amount of damages and punitive damages of $10 million CDN in the lawsuit. On November 5, 2012, Westwood responded to AGF’s lawsuit with a counterclaim against AGF for defamation. Westwood sought $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF sought $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs.
On October 13, 2017, we reached a settlement with AGF that provides for the dismissal of all claims, with prejudice and without any admission of liability. We have agreed to pay AGF a one-time payment of $10 million CDN, half of which is expected to be covered by our insurance. We recorded a net $4.0 million ($5 million CDN) charge related to the settlement and associated insurance coverage, with a $4.0 million ($5 million CDN) receivable from our insurance provider included in “Other current assets” on our Condensed Consolidated Balance Sheets at December 31, 2017.
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly-related costs as incurred. We received insurance proceeds of $276,000, $430,000 and $335,000 during 2017, 2016 and 2015, respectively, and had recorded a receivable of $212,000 and $186,000 as of December 31, 2017 and 2016, respectively, which represents our current minimum estimate of expenses that we expect to recover under our insurance policies. This receivable is part of “Other current assets” on our Consolidated Balance Sheets.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. SEGMENT REPORTING:
We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management uses to review the financial information for operational decision-making purposes. The Company's chief operating decision maker, our Chief Executive Officer, evaluates the performance of our segments based primarily on fee revenues and Economic Earnings. Westwood Holdings Group, Inc., the parent company of Advisory and Trust, does not have revenues and is the entity in which we record typical holding company expenses including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs.  All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.
Advisory
Our Advisory segment provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals, the Westwood Funds®, and the UCITS Fund, as well as investment subadvisory services to mutual funds and our Trust segment. Westwood Management Corp. and Westwood International Advisors, which provide investment advisory services to clients of similar type, are included in our Advisory segment, along with Westwood Advisors, L.L.C.
Trust
Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2017
Revenues:
Net fee revenues from external sources	$100,612	$31,621	$—	$—	$132,233
Net intersegment revenues	8,120	218	—	(8,338)	—
Net interest and dividend revenue	546	90	—	—	636
Other revenue	911	5	—	—	916
Total revenues	110,189	31,934	—	(8,338)	133,785
Expenses:
Depreciation and amortization	548	1,900	468	—	2,916
Other operating expenses	58,950	28,580	17,784	(8,338)	96,976
Total expenses	59,498	30,480	18,252	(8,338)	99,892
Income (loss) before income taxes	50,691	1,454	(18,252)	—	33,893
Income tax expense (benefit)	17,120	(47)	(3,169)	—	13,904
Net income (loss)	$33,571	$1,501	$(15,083)	$—	$19,989
Add: Restricted stock expense	$9,140	$2,641	$4,649	$—	$16,430
Intangible amortization	138	1,734	—	—	1,872
Deferred taxes on goodwill	38	588	—	—	626
Economic Earnings (Loss)	$42,887	$6,464	$(10,434)	$—	$38,917

Segment assets	$207,792	$69,174	$18,437	$(102,744)	$192,659
Segment goodwill	$5,219	$21,925	$—	$—	$27,144
Expenditures for long-lived assets	$151	$530	$203	$—	$884

Year Ended December 31, 2016
Revenues:
Net fee revenues from external sources	$92,127	$30,313	$—	$—	$122,440
Net intersegment revenues	7,533	130	—	(7,663)	—
Net interest and dividend revenue	534	13	—	—	547
Other revenue	294	(260)	—	—	34
Total revenues	100,488	30,196	—	(7,663)	123,021
Expenses:
Depreciation and amortization	575	1,975	379	—	2,929
Other operating expenses	50,824	27,348	15,573	(7,663)	86,082
Total expenses	51,399	29,323	15,952	(7,663)	89,011
Income (loss) before income taxes	49,089	873	(15,952)	—	34,010
Income tax expense (benefit)	16,331	426	(5,394)	—	11,363
Net income	$32,758	$447	$(10,558)	$—	$22,647
Add: Restricted stock expense	$9,632	$3,026	$3,296	$—	$15,954
Intangible amortization	160	1,800	—	—	1,960
Deferred taxes on goodwill	38	509	—	—	547
Economic Earnings	$42,588	$5,782	$(7,262)	$—	$41,108

Segment assets	$174,951	$67,330	$13,985	$(76,588)	$179,678
Segment goodwill	$5,219	$21,925	$—	$—	$27,144
Expenditures for long-lived assets	$705	$530	$584	$—	$1,819

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2015
Revenues:
Net fee revenues from external sources	$101,973	$28,795	$—	$—	$130,768
Net intersegment revenues	19,001	—	—	(19,001)	—
Net interest and dividend revenue	425	1	—	—	426
Other revenue	(341)	83	—	—	(258)
Total revenues	121,058	28,879	—	(19,001)	130,936
Expenses:
Depreciation and amortization	773	1,724	99	—	2,596
Other operating expenses	63,658	25,882	15,581	(19,001)	86,120
Total expenses	64,431	27,606	15,680	(19,001)	88,716
Income (loss) before income taxes	56,627	1,273	(15,680)	—	42,220
Income tax expense (benefit)	19,330	517	(4,732)	—	15,115
Net income (loss)	$37,297	$756	$(10,948)	$—	$27,105
Add: Restricted stock expense	$11,877	$2,613	$3,084	$—	$17,574
Intangible amortization	161	1,385	—	—	1,546
Deferred taxes on goodwill	38	233	—	—	271
Economic Earnings (Loss)	$49,373	$4,987	$(7,864)	$—	$46,496

Segment assets	$183,004	$60,459	$8,816	$(70,943)	$181,336
Segment goodwill	$5,219	$21,925	$—	$—	$27,144
Expenditures for long-lived assets	$369	$180	$267	$—	$816
We provide a performance measure that we refer to as Economic Earnings. Our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and determine our dividend policy. We believe that this performance measure is useful for management and investors when evaluating our underlying operating and financial performance and our available resources.
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
The following table provides a reconciliation of Net income to Economic Earnings (in thousands):

	For the years ended December 31,
	2017	2016	2015
Net Income	$19,989	$22,647	$27,105
Add: Restricted stock expense	16,430	15,954	17,574
Add: Intangible amortization	1,872	1,960	1,546
Add: Tax benefit from goodwill amortization	626	547	271
Economic Earnings	$38,917	$41,108	$46,496

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical information

	Years ended December 31,
(in thousands)	2017	2016	2015
Revenues by geographic location of client:
U.S.	$111,097	$103,261	$109,816
Canada	9,169	7,714	9,238
Europe	3,873	5,416	6,019
Asia	6,312	4,872	4,538
Australia	3,334	1,758	1,325
Total Revenues	$133,785	$123,021	$130,936

	As of December 31,
(in thousands)	2017	2016
Property and equipment, net, by geographic area:
U.S.	$4,107	$4,002
Canada	83	278
Total Property and equipment, net	$4,190	$4,280
15. CONCENTRATION:
For each of the years ended December 31, 2017, 2016 and 2015, our ten largest clients, respectively, accounted for approximately 20% of our fee revenue. No single customer accounted for 10% or more of our fee revenues in any of these years.

	Years ended December 31,
(in thousands)	2017	2016	2015
Advisory fees from our largest client:
Asset-based fees	$6,312	$4,872	$2,109
Performance-based fees	—	—	2,206
Percent of fee revenue	4.8%	4.0%	3.3%
16. SUBSEQUENT EVENTS:
Divestiture of our Omaha Operations
As discussed in Note 1 "Description of Business," we completed the sale of the Omaha-based component of our Private Wealth business on January 12, 2018. We received proceeds of $10.6 million and have calculated a preliminary gain on the sale of approximately $520,000, which will be recorded in the first quarter of 2018. The sale reduced our Total assets by $9.7 million, including Goodwill of $7.3 million and Intangible assets, net of $2.2 million.
Dividends Declared
On February 8, 2018, the Board of Directors declared a quarterly cash dividend of $0.68 per share on common stock payable on April 2, 2018 to stockholders of record on March 9, 2018.
Restricted Stock Grants
On February 23, 2018, we expect to issue approximately $9.7 million of restricted stock to employees, or approximately 169,000 shares based on the closing price of our stock on February 21, 2018. The shares are subject to vesting conditions described in Note 9 "Employee Benefits" of our Consolidated Financial Statements in this Report.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. QUARTERLY FINANCIAL DATA (Unaudited):
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2017
Revenues	$32,623	$33,756	$33,492	$33,914
Income before income taxes	7,770	10,583	5,752	9,788
Net income	6,064	6,896	4,132	2,897
Basic earnings per common share	0.75	0.84	0.51	0.35
Diluted earnings per common share	0.73	0.83	0.49	0.34

2016
Revenues	$29,129	$31,023	$31,777	$31,092
Income before income taxes	5,646	8,512	9,053	10,799
Net income	3,522	5,661	5,887	7,577
Basic earnings per common share	0.45	0.71	0.74	0.95
Diluted earnings per common share	0.44	0.69	0.72	0.92

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
2.1
Securities Purchase Agreement by and among Westwood Holdings Group, Inc., McCarthy Group Advisors, LLC, MGA Holdings, LLC, and The Members of MGA Holdings, LLC (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)

2.2
Reorganization Agreement and Agreement and Plan of Merger dated as of January 15, 2015 by and among Westwood Holdings Group, Inc., Westwood Trust, Woodway Financial Advisors, A Trust Company and the Shareholders of Woodway Financial Advisors, A Trust Company (incorporated by reference from the Form 8-K filed with the SEC on January 16, 2015)

3.1
Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)

3.1.1	First Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on May 7, 2008)
3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on April 25, 2012)
3.2.1	Amendment to Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)
10.1	Fourth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
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

Exhibit Number	Description of Exhibits
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
10.11+
One-Time Performance Share Agreement, dated as of March 10, 2016, between Westwood Holdings Group, Inc. and Brian O. Casey (incorporated by reference from the Form 8-K filed with the SEC on March 14, 2016)

10.12+	Waiver of Certain Performance Shares Under the Performance Share Agreement, dated as of February 22, 2017 (incorporated by reference from the Form 8-K filed with the SEC on February 28, 2017)
10.13+	Executive Employment Agreement between Westwood Holdings Group, Inc. and Mark Freeman (incorporated by reference from the Form 8-K filed with the SEC on November 14, 2016)
10.14+
Letter of Understanding Regarding Transition to Chairman Role, dated as of February 24, 2017, between Westwood Holdings Group, Inc. and Randall L. Root (incorporated by reference from the Form 8-K filed with the SEC on February 28, 2017)

10.15+
Employee Confidentiality and Non-Compete Agreement, dated as of February 24, 2017, by and between Westwood Holdings Group, Inc. and Randall L. Root (incorporated by reference from the Form 8-K filed with the SEC on February 28, 2017)

10.16+	Form of Mutual Fund Share Incentive Agreement, by and between Mark Freeman and Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on March 29, 2017)
10.17+	Form of Performance Share Agreement (incorporated by reference from the Form 8-K filed with the SEC on March 10, 2017)
10.18+
One-Time Performance Share Agreement, dated as of March 9, 2017, between Westwood Holdings Group, Inc. and Mark R. Freeman (incorporated by reference from the Form 8-K filed with the SEC on March 10, 2017)

10.19+
Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (incorporated by reference from the Registration Statement on Form S-8 filed with the SEC on April 18, 2013)

10.20+	Consulting Agreement, dated as of March 17, 2015, between Westwood Holdings Group, Inc. and Susan Byrne (incorporated by reference from the Form 10-Q filed with the SEC on July 29, 2015)
21.1	Subsidiaries (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)
23.1*	Consent of Deloitte & Touche, LLP
24.1*	Power of Attorney (included on first signature page)
31.1*	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibits
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

+	Indicates management contract or compensation plan, contract or arrangement.

#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.