Form 10-Q
period 2018-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2018-04-25
CIK 1165002

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
For the quarterly period ended March 31, 2018
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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 20, 2018: 9,016,436.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$51,550	$54,249
Accounts receivable	23,945	21,660
Investments, at fair value	48,917	51,324
Prepaid income taxes	1,752	4,269
Other current assets	3,465	6,612
Total current assets	129,629	138,114
Goodwill	19,804	27,144
Deferred income taxes	4,247	3,407
Intangible assets, net	17,216	19,804
Property and equipment, net of accumulated depreciation of $5,848 and $5,673	4,220	4,190
Total assets	$175,116	$192,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,192	$3,501
Dividends payable	6,980	7,357
Compensation and benefits payable	5,164	19,075
Income taxes payable	977	1,598
Total current liabilities	16,313	31,531
Accrued dividends	856	1,717
Noncurrent income taxes payable	—	1,017
Deferred rent	1,927	1,998
Total liabilities	19,096	36,263
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,195,216 and outstanding 9,017,274 shares at March 31, 2018; issued 9,980,827 and outstanding 8,899,587 shares at December 31, 2017	102	100
Additional paid-in capital	183,591	179,241
Treasury stock, at cost - 1,177,942 shares at March 31, 2018; 1,081,240 shares at December 31, 2017	(55,201)	(49,788)
Accumulated other comprehensive loss	(2,963)	(1,764)
Retained earnings	30,491	28,607
Total stockholders' equity	156,020	156,396
Total liabilities and stockholders' equity	$175,116	$192,659

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Advisory fees:
Asset-based	$24,483	$23,789
Performance-based	1,335	386
Trust fees	7,609	7,795
Other, net	140	653
Total revenues	33,567	32,623
EXPENSES:
Employee compensation and benefits	17,759	17,717
Sales and marketing	443	477
Westwood mutual funds	985	863
Information technology	2,038	1,756
Professional services	1,028	1,496
General and administrative	1,351	2,544
Total expenses	23,604	24,853
Net operating income	9,963	7,770
Gain on sale of operations	524	—
Income before income taxes	10,487	7,770
Provision for income taxes	2,509	1,706
Net income	$7,978	$6,064
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,199)	207
Total comprehensive income	$6,779	$6,271

Earnings per share:
Basic	$0.96	$0.75
Diluted	$0.93	$0.73
Weighted average shares outstanding:
Basic	8,270,793	8,065,825
Diluted	8,539,545	8,311,382

Cash dividends declared per share	$0.68	$0.62

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2018
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2017	8,899,587	$100	$179,241	$(49,788)	$(1,764)	$28,607	$156,396
Net income	—	—	—	—	—	7,978	7,978
Other comprehensive income	—	—	—	—	(1,199)	—	(1,199)
Issuance of restricted stock, net of forfeitures	214,389	2	(2)	—	—	—	—
Dividends declared	—	—	—	—	—	(6,094)	(6,094)
Stock based compensation expense	—	—	4,187	—	—	—	4,187
Reclassification of compensation liability to be paid in shares	—	—	165	—	—	—	165
Purchases of treasury stock	(13,031)	—	—	(726)	—	—	(726)
Restricted stock returned for payment of taxes	(83,671)	—	—	(4,687)	—	—	(4,687)
BALANCE, March 31, 2018	9,017,274	$102	$183,591	$(55,201)	$(2,963)	$30,491	$156,020

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,978	$6,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213	240
Amortization of intangible assets	418	490
Unrealized (gains) losses on trading investments	232	(303)
Stock based compensation expense	4,187	3,897
Deferred income taxes	(859)	26
Gain on sale of operations	(524)	—
Other	—	(7)
Change in operating assets and liabilities:
Net sales of investments - trading securities	2,175	12,002
Accounts receivable	(2,575)	(1,721)
Other current assets	3,027	(18)
Accounts payable and accrued liabilities	(22)	(161)
Compensation and benefits payable	(13,712)	(11,394)
Prepaid income taxes/income taxes payable	871	859
Other liabilities	(57)	(33)
Net cash provided by operating activities	1,352	9,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(299)	(150)
Proceeds from Omaha divestiture	10,013	—
Net cash provided by (used in) investing activities	9,714	(150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock under employee stock plans	(726)	(1,326)
Restricted stock returned for payment of taxes	(4,687)	(5,189)
Cash dividends paid	(7,332)	(6,564)
Net cash used in financing activities	(12,745)	(13,079)
Effect of currency rate changes on cash	(1,020)	235
Net Change in Cash and Cash Equivalents	(2,699)	(3,053)
Cash and cash equivalents, beginning of period	54,249	33,679
Cash and cash equivalents, end of period	$51,550	$30,626

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$828
Accrued dividends	$7,836	$7,358
Accrued purchase of property and equipment	$29	$—

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
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Private Wealth business. The sale closed on January 12, 2018. We received proceeds of $10.0 million, net of working capital requirements, and recorded a $524,000 gain on the sale, which is included as “Gain on sale of operations” on our Consolidated Statement of Comprehensive Income. The sale reduced our goodwill and intangible assets but did not have a material impact on our Condensed Consolidated Balance Sheet. The following table presents cash proceeds received and net assets sold (in thousands):

Cash Proceeds	$10,013
Net assets sold:
Accounts receivable	99
Other current assets	112
Goodwill	7,340
Intangible assets, net	2,170
Property and equipment, net	18
Accounts payable and accrued liabilities	(241)
Other liabilities	(9)
Gain on sale of operations	$524
The component is reported within both our Advisory and Trust segments. The sale did not represent a major strategic shift in our business and did not qualify for discontinued operations reporting.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC. Operating results for the periods in these condensed consolidated financial statements are not necessarily indicative of the results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
Recently Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards
(“IFRS”). The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Retrospective application is required, with the entity either applying the change to each prior reporting period presented or applying the cumulative effect of each prior reporting period presented at the date of initial application. We adopted ASU 2014-09 effective January 1, 2018. See further discussion in Note 9 “Revenue.”
In March 2018, the FASB issued ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). See further discussion in Note 11 “Income Taxes.”
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 10,000 and 20,000 anti-dilutive restricted shares outstanding for the three months ended March 31, 2018 and 2017, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$7,978	$6,064

Weighted average shares outstanding - basic	8,270,793	8,065,825
Dilutive potential shares from unvested restricted shares	268,752	245,557
Weighted average shares outstanding - diluted	8,539,545	8,311,382

Earnings per share:
Basic	$0.96	$0.75
Diluted	$0.93	$0.73

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. INVESTMENTS
All investments are carried at fair value and are accounted for as trading securities. Investment balances are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2018:
U.S. Government and Government agency obligations	$26,889	$18	$—	$26,907
Money market funds	10,329	—	—	10,329
Equity funds	11,288	500	(107)	11,681
	$48,506	$518	$(107)	$48,917
December 31, 2017:
U.S. Government and Government agency obligations	$29,367	$21	$(15)	$29,373
Money market funds	9,736	—	—	9,736
Equity funds	11,578	657	(20)	12,215
	$50,681	$678	$(35)	$51,324

As of March 31, 2018 and December 31, 2017, approximately $10.7 million in corporate funds were invested in Westwood Funds®, Westwood Common Trust Funds and Westwood Investment Funds PLC (the “UCITS Fund”). See Note 8 “Variable Interest Entities”.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of March 31, 2018:
Investments in trading securities	$46,651	$—	$—	$2,266	$48,917
Total financial instruments	$46,651	$—	$—	$2,266	$48,917

As of December 31, 2017:
Investments in trading securities	$48,998	$—	$—	$2,326	$51,324
Total financial instruments	$48,998	$—	$—	$2,326	$51,324

(1) Comprised of certain investments measured at fair value using net asset value (“NAV”) as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2017 and determined that no impairment loss was required. No impairments on goodwill were recorded during the three months ended March 31, 2018 or 2017.
Changes in goodwill for the periods presented are as follows (in thousands):

Goodwill
Balance as of December 31, 2017	$27,144
Reduction from Omaha divestiture	(7,340)
Balance as of March 31, 2018	$19,804
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No impairments on intangible assets were recorded during the three months ended March 31, 2018 or 2017.
Changes in the balance of intangible assets for the periods presented are as follows (in thousands):

Intangible assets, net
Balance as of December 31, 2017	$19,804
Amortization	(418)
Reduction from Omaha divestiture (1)	(2,170)
Balance as of March 31, 2018	$17,216
______________________
(1)    Related to client relationships

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of March 31, 2018	As of December 31, 2017
Foreign currency translation adjustment	$(2,963)	$(1,764)
Accumulated other comprehensive loss	$(2,963)	$(1,764)
8. VARIABLE INTEREST ENTITIES
We have evaluated all of our advisory relationships with the UCITS Fund, the Westwood Funds® and our relationship as sponsor of the Common Trust Funds (“CTFs”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”). Based on our analysis, we determined that the CTFs were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. Prior to the sale of our Omaha-based operations, we also considered our advisory relationship with ten limited liability companies (“LLCs”) as VIEs, but as of March 31, 2018, we no longer serve as the managing member of the funds and do not control the activities that most significantly impact the entities' economic performance. Therefore, the LLCs are no longer considered a VIE. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors with a simple majority vote, so we determined the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds® independent board of directors, which directs the activities that most significantly impact the entity's economic performance, we determined that the Westwood Funds® were not VIEs. Therefore, the UCITS Fund and the Westwood Funds® should be analyzed under the VOE consolidation method. Based on our analysis of our seed investments in these entities for the periods ending March 31, 2018 and December 31, 2017, we have not consolidated the CTFs or LLCs under the VIE method or the UCITS Fund or the Westwood Funds® under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results.
As of March 31, 2018 and December 31, 2017, our seed investments aggregated approximately $10.7 million in the CTFs, the Westwood Funds, and the UCITS Fund. These seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheet at March 31, 2018.
Otherwise, we have not provided any financial support we were not previously contractually obligated to provide, and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds®, the UCITS Fund and the CTFs are accounted for as investments in accordance with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $12.6 million and $12.8 million for the three months ended March 31, 2018 and 2017, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table displays the assets under management, the amounts of our seed investments that are included in “Investments, at fair value” on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of March 31, 2018
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,244	$6	$6
Common Trust Funds	2,424	2	2
UCITS Fund	405	2	2
All other assets:
Private Wealth	2,577
Institutional	12,972
Total Assets Under Management	$22,622
9. REVENUE
Adoption of ASC 2014-09 Revenue from Contracts with Customers (Topic 606)
On January 1, 2018, we adopted ASU 2016-10 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606 while prior period amounts continue to be reported in accordance with our historic accounting under Topic 605.
We analyzed the revenue from prior periods and determined no material adjustments to opening retained earnings were necessary as the updated guidance is consistent with our historical revenue recognition methodology.
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues. Advisory and Trust fees are calculated based on a percentage of assets under management and the performance obligation is realized over the current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.

Advisory Fee Revenues
Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our condensed consolidated financial statements contain no deferred advisory fee revenues. Advisory clients typically consist of institutional and mutual fund accounts.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Institutional investors includes separate accounts of (i) corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals; (ii) subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including the UCITS Fund and collective investment trusts; and (iv) managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.
Mutual funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional investors and private wealth accounts.
Arrangements with Performance Based Obligations
A limited number of our advisory clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. The revenue is based on future market performance and is susceptible to factors outside our control. We cannot conclude that it is probable that a significant reversal in the cumulative amount of revenue recognized would not occur during the measurement period, and therefore the revenue is recorded at the end of the measurement period when the performance obligation has been satisfied.
Trust Fee Revenues
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. The fees for most of our trust clients are calculated quarterly in arrears, based on a daily average of assets under management for the quarter. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Condensed Consolidated Financial Statements do not contain a significant amount of deferred trust fee revenues.
Revenue Disaggregated

The following table presents our revenue disaggregated by account type (sales taxes are excluded from revenues):

	Three Months Ended March 31,
	2018	2017
Advisory Fees:
Institutional	$16,705	$16,609
Mutual Funds	7,750	7,180
Private Wealth	28	—
Performance-based	1,335	386
Trust Fees	7,609	7,795
Other	140	653
Total revenues	$33,567	$32,623

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations:

Three Months Ended March 31, 2018	Advisory	Trust	Performance-based	Other	Total
Asia	$1,431	$—	$—	$—	$1,431
Australia	1,022	—	—	—	1,022
Canada	1,830	—	—	49	1,879
Europe	1,243	—	—	—	1,243
United States	18,957	7,609	1,335	91	27,992
Total	$24,483	$7,609	$1,335	$140	$33,567

Three Months Ended March 31, 2017	Advisory	Trust	Performance-based	Other	Total
Asia	$1,539	$—	$—	$—	$1,539
Australia	641	—	—	—	641
Canada	2,015	—	—	83	2,098
Europe	1,057	—	—	—	1,057
United States	18,537	7,795	386	570	27,288
Total	$23,789	$7,795	$386	$653	$32,623
10. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Fourth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 4,648,100 shares. At March 31, 2018, approximately 207,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Service condition stock-based compensation expense	$2,790	$2,629
Performance condition stock-based compensation expense	1,276	1,123
Stock-based compensation expense under the Plan	4,066	3,752
Canadian Plan stock-based compensation expense	121	145
Total stock-based compensation expense	$4,187	$3,897

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions, and to certain key employees restricted stock subject to both service and performance conditions.
As of March 31, 2018, there was approximately $30.9 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.6 years. Our two types of restricted stock grants under the Plan are discussed below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Stock Subject Only to a Service Condition
We calculate compensation cost for restricted stock grants by using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period, with adjustments for forfeitures recorded as they occur.
The following table details the status and changes in our restricted stock grants subject only to a service condition for the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	519,375	$55.44
Granted	160,668	55.72
Vested	(190,908)	53.26
Forfeited	(14,795)	56.56
Non-vested, March 31, 2018	474,340	$56.38

Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over multiple year periods subject to achieving annual performance goals established by the Compensation Committee of Westwood’s Board of Directors. Each year the Compensation Committee establishes specific goals for that year’s vesting of the restricted shares. The date that the Compensation Committee establishes annual goals is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the specific performance goals from the Company’s audited consolidated financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed.
In March 2018, the Compensation Committee established the fiscal 2018 goal for our Chief Executive Officer and Chief Investment Officer as Income before income taxes of $20.0 million for 50% of their respective awards and an Income before income taxes target of $36.0 million (ranging from 25% of target for threshold performance of $32.0 million to 185% of target for maximum performance of $44.5 million) for the remaining 50% of their respective awards. For certain other key employees, the Compensation Committee established fiscal 2018 goals based on various departmental and company-wide performance goals, including Income before income taxes of at least $20.0 million. During the first quarter of 2018, we recorded expense related to the applicable percentage of the performance-based restricted shares expected to meet or exceed the performance goals needed to earn the shares.
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	165,918	$55.85
Granted	84,829	55.46
Vested	(98,281)	55.81
Forfeited	—	—
Non-vested, March 31, 2018	152,466	$55.47

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.8 million in U.S. Dollars using the exchange rate on March 31, 2018) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At March 31, 2018, approximately $3.4 million CDN ($2.7 million in U.S. Dollars using the exchange rate on March 31, 2018) remains available for issuance under the Canadian Plan, or approximately 47,340 shares based on the closing share price of our stock of $56.49 as of March 31, 2018. During the first three months of 2018, the trust formed pursuant to the Canadian Plan purchased in the open market 13,031 Westwood common shares for approximately $726,000. As of March 31, 2018, the trust holds 46,358 shares of Westwood common stock. As of March 31, 2018, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.1 million, which we expect to recognize over a weighted-average period of 2.1 years.
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
Awards vest after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended March 31, 2018 and 2017, we recorded expense of approximately $174,000 and $288,000, respectively, related to mutual fund share incentive awards. As of March 31, 2018 and December 31, 2017, we had an accrued liability of approximately $507,000 and $1.8 million, respectively, related to mutual fund share incentive awards.
11. INCOME TAXES
Our effective income tax rate was 23.9% for the first quarter of 2018, compared with 22.0% for the first quarter of 2017. The current quarter rate benefited from the decrease in the U.S. corporate income tax rate under the Tax Reform Act signed into law in December 2017, while the first quarter of 2017 included a $1.0 million tax benefit related to the adoption of ASU 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Excluding this discrete tax benefit, our effective tax rate would have been 34.2% for the prior year quarter.
Tax Reform Act
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. During 2017, we provisionally recognized the incremental tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in our Consolidated Financial Statements for the year ended December 31, 2017. During the first quarter of 2018, we did not make any changes to the amounts provisionally recognized. The ultimate impact may differ, possibly materially, from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Reform Act. The accounting is expected to be complete when our 2017 U.S. corporate income tax return is filed in the third quarter of 2018.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. For the three months ended March 31, 2018 and 2017, we recorded trust fees from these accounts of $95,000 and $95,000, respectively. There was $95,000 and $98,000 due from these accounts as of March 31, 2018 and December 31, 2017, respectively.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to assets under management. These fees are commensurate with market rates. For the three months ended March 31, 2018 and 2017, the Company earned approximately $1.2 million and $800,000, respectively, in fees from the affiliated funds. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of March 31, 2018 and December 31, 2017, $427,000 and $423,000, respectively, of these fees were unpaid and included in “Accounts receivable” on our Condensed Consolidated Balance Sheets.
13. COMMITMENTS AND CONTINGENCIES
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (collectively, “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC (“Warren”). The action related to the hiring of certain members of Westwood’s global and emerging markets investment team previously employed by AGF. On November 5, 2012, Westwood responded to AGF’s lawsuit with a counterclaim, and on November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of Westwood International.
On October 13, 2017, we reached a settlement with AGF that provides for the dismissal of all claims, with prejudice and without any admission of liability. We agreed to pay AGF a one-time payment of $10.0 million CDN, half of which was covered by our insurance. During 2017, we recorded a net $4.0 million ($5.0 million CDN) charge related to the settlement and associated insurance coverage, with a $4.0 million ($5.0 million CDN) receivable from our insurance provider included in “Other current assets” on our Condensed Consolidated Balance Sheets at December 31, 2017. Of that amount, we received insurance proceeds of $3.6 million during the three months ended March 31, 2018. At March 31, 2018, we had a receivable related to the settlement of approximately $403,000 included in “Other current assets” on our Condensed Consolidated Balance Sheets.
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We had a receivable of approximately $237,000 and $212,000 as of March 31, 2018 and December 31, 2017, which represents our current minimum estimate of expenses that we expect to recover under our insurance policy. This receivable is part of “Other current assets” on our Condensed Consolidated Balance Sheets.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14. SEGMENT REPORTING
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended March 31, 2018
Net fee revenues from external sources	$25,818	$7,609	$—	$—	$33,427
Net intersegment revenues	2,037	55	—	(2,092)	—
Net interest and dividend revenue	141	46	—	—	187
Other, net	(43)	(4)	—	—	(47)
Total revenues	$27,953	$7,706	$—	$(2,092)	$33,567
Economic Earnings	$13,800	$1,220	$(2,378)	$—	$12,642
Less: Restricted stock expense					4,187
Intangible amortization					418
Deferred taxes on goodwill					59
Net income					$7,978

Segment assets	$204,343	$60,584	$18,132	$(107,943)	$175,116
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

Three Months Ended March 31, 2017
Net fee revenues from external sources	$24,175	$7,795	$—	$—	$31,970
Net intersegment revenues	2,026	51	—	(2,077)	—
Net interest and dividend revenue	158	9	—	—	167
Other, net	482	4	—	—	486
Total revenues	$26,841	$7,859	$—	$(2,077)	$32,623
Economic Earnings	$10,787	$1,448	$(1,628)	$—	$10,607
Less: Restricted stock expense					3,897
Intangible amortization					490
Deferred taxes on goodwill					156
Net income					$6,064

Segment assets	$178,591	$66,166	$9,744	$(88,397)	$166,104
Segment goodwill	$5,219	$21,925	$—	$—	$27,144
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables provide a reconciliation of Net income to Economic Earnings (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$7,978	$6,064
Add: Stock-based compensation expense	4,187	3,897
Add: Intangible amortization	418	490
Add: Tax benefit from goodwill amortization	59	156
Economic Earnings	$12,642	$10,607
15. SUBSEQUENT EVENTS
Dividend Declared
In April 2018, Westwood’s Board of Directors declared a quarterly cash dividend of $0.68 per common share, payable on July 2, 2018, to stockholders of record on June 8, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC, and those risks set forth below:

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
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Private Wealth business. The sale closed January 12, 2018. We received proceeds of $10.0 million, net of working capital requirements, and recorded a gain of $524,000 on the sale, which is included as “Gain on sale of operations” on our Consolidated Statement of Comprehensive Income. The component is reported within both our Advisory and Trust segments. The sale did not represent a major strategic shift in our business and did not qualify for discontinued operations reporting.
Revenues
We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are typically calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended, or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenues from performance-based fees at the end of the measurement period. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues.
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Trust fees for most of our trust clients are calculated quarterly in arrears, based on a daily average of assets under management for the quarter. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Condensed Consolidated Financial Statements do not contain a significant amount of deferred trust fee revenues.
Our other revenues generally consist of interest and investment income. Although we generally invest most of our cash in U.S. Treasury securities, we also invest in equity and fixed income instruments and money market funds, including seed money for new investment strategies.
Employee Compensation and Benefits
Employee compensation and benefits expenses generally consist of salaries, incentive compensation, equity-based compensation and benefits.
Sales and Marketing
Sales and marketing expenses relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs.

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
General and Administrative
General and administrative expenses generally consist of costs associated with the lease of our office space, amortization, depreciation, insurance, custody expense, Board of Directors fees, investor relations, licenses and fees, office supplies, foreign currency transaction gains/losses and other miscellaneous expenses.
Gain on Sale of Operations
Gain on sale of operations includes the gain on the sale of our Omaha-based component of our Private Wealth business.

Assets Under Management
Assets under management (“AUM”) increased $500 million to $22.6 billion at March 31, 2018 compared with $22.1 billion at March 31, 2017. The average of beginning and ending assets under management for the first quarter of 2018 was $23.4 billion compared to $21.7 billion for the first quarter of 2017. These increases are due to market appreciation over the last twelve months and $713 million in a long-only convertibles fund that transitioned from assets under advisement (“AUA”) to AUM during the third quarter of 2017, partially offset by net outflows, including $850 million of outflows related to the sale of the Omaha-based component of our Private Wealth business.
The following table displays assets under management as of March 31, 2018 and 2017:

			% Change
			March 31, 2018
	As of March 31,		vs.
	2018	2017	March 31, 2017
	(in millions)
Institutional	$13,377	$12,435	8%
Private Wealth	5,001	5,675	(12)
Mutual Funds	4,244	3,963	7
Total Assets Under Management(1)	$22,622	$22,073	2%
________________

(1)
AUM excludes $250 million of AUA as of March 31, 2018 related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority. AUM excluded approximately $1.1 billion of AUA as of March 31, 2017 related to model portfolios, including approximately $723 million in a long-only convertibles fund for which we provided consulting advice but for which we did not have direct discretionary investment authority. The long-only convertibles fund transitioned to AUM during the third quarter of 2017.

•
Institutional includes (i) separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals; (ii) subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including the UCITS Fund and collective investment trusts; and (iv) managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.

•
Private Wealth includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or custodial agreements and assets for which Westwood Advisors, L.L.C. provides advisory services to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International and external, unaffiliated subadvisors. For certain assets in this category, Westwood Trust currently provides limited custody services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently held in custody for clients where we believe such assets may convert to fee-generating managed assets upon an inter-generational transfer of wealth.

•
Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and private wealth accounts.

Roll-Forward of Assets Under Management

	Three Months Ended March 31,
(in millions)	2018	2017
Institutional
Beginning of period assets	$14,421	$11,911
Inflows	393	370
Outflows	(1,389)	(607)
Net flows	(996)	(237)
Market appreciation	(48)	761
Net change	(1,044)	524
End of period assets	$13,377	$12,435

Private Wealth
Beginning of period assets	$5,566	$5,520
Inflows	65	194
Outflows(1)	(584)	(245)
Net flows	(519)	(51)
Market appreciation	(46)	206
Net change	(565)	155
End of period assets	$5,001	$5,675

Mutual Funds
Beginning of period assets	$4,242	$3,810
Inflows	343	242
Outflows	(285)	(249)
Net flows	58	(7)
Market appreciation	(56)	160
Net change	2	153
End of period assets	$4,244	$3,963

Total AUM
Beginning of period assets	$24,229	$21,241
Inflows	801	806
Outflows	(2,258)	(1,101)
Net flows	(1,457)	(295)
Market appreciation	(150)	1,127
Net change	(1,607)	832
End of period assets	$22,622	$22,073
________________

(1)	Private Wealth outflows include approximately $453 million of assets related to the sale of the Omaha-based component of our Private Wealth business.

Three months ended March 31, 2018 and 2017
The $1.6 billion decrease in assets under management for the three months ended March 31, 2018 was due to market depreciation of $150 million and net outflows of $1.5 billion. Net outflows were primarily related to our Emerging Markets and LargeCap Value strategies and outflows related to the divestiture of our Omaha operations, partially offset by net inflows to our SmallCap strategy.

The $832 million increase in assets under management for the three months ended March 31, 2017 was due to market appreciation of $1.1 billion, partially offset by net outflows of $295 million. Net outflows were primarily related to our SMidCap strategies and LargeCap Value strategy, partially offset by net inflows to our SmallCap Value, Market Neutral Income, and Emerging Markets strategies.
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included elsewhere in this report.

			% Change
			Three Months Ended
	Three Months Ended		March 31, 2018
	March 31,		vs.
	2018	2017	March 31, 2017
Revenues:
Advisory fees: asset-based	$24,483	$23,789	3%
Advisory fees: performance-based	1,335	386	246
Trust fees	7,609	7,795	(2)
Other revenues	140	653	NM
Total revenues	33,567	32,623	3
Expenses:
Employee compensation and benefits	17,759	17,717	—
Sales and marketing	443	477	(7)
Westwood mutual funds	985	863	14
Information technology	2,038	1,756	16
Professional services	1,028	1,496	(31)
General and administrative	1,351	2,544	(47)
Total expenses	23,604	24,853	(5)
Net operating income	9,963	7,770	28
Gain on sale of operations	524	—	NM
Income before income taxes	10,487	7,770	35
Provision for income taxes	2,509	1,706	47
Net income	$7,978	$6,064	32%
_________________________
NM    Not meaningful
Three months ended March 31, 2018 compared to three months ended March 31, 2017
Total Revenues. Our Total revenues increased $1.0 million, or 3%, to $33.6 million for the three months ended March 31, 2018 compared with $32.6 million for the three months ended March 31, 2017. Asset-based advisory fees increased $0.7 million, or 3%, primarily due to higher average assets under management. Trust fees decreased $0.2 million, or 2%, primarily due to the sale of the Omaha-based component of our Private Wealth business. Performance-based advisory fees increased by $0.9 million.
Professional Services. Professional services costs decreased $0.5 million or 31.3%, to $1.0 million for the three months ended March 31, 2018 compared with $1.5 million for the three months ended March 31, 2017 primarily due to a decrease in consulting services and external advisory services for our trust operations.
General and Administrative. General and administrative costs decreased $1.1 million, or 46.9%, to $1.4 million for the three months ended March 31, 2018 compared with $2.5 million for the three months ended March 31, 2017 primarily due to a $1.1 million foreign currency transaction gain recorded in the first quarter of 2018 as a result of a 3% increase in the Canadian dollar exchange rate.

Gain on Sale of Operations. The three months ended March 31, 2018 includes a $0.5 million gain on the sale of our Omaha-based component of our Private Wealth business.
Provision for Income Taxes. The effective tax rate increased to 23.9% for the three months ended March 31, 2018 from 22.0% for the three months ended March 31, 2017. The current quarter rate benefited from the decrease in the U.S. corporate income tax rate under the Tax Cuts and Jobs Act signed into law in December 2017. The first quarter of 2017 included a $1.0 million tax benefit related to the adoption of ASU 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Excluding this discrete tax benefit, our effective tax rate would have been 34.2% for the prior year quarter.
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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands, except share and per share amounts):

	Three Months Ended March 31,		% Change
	2018	2017
Net income	$7,978	$6,064	32%
Add: Stock-based compensation expense	4,187	3,897	7
Add: Intangible amortization	418	490	(15)
Add: Tax benefit from goodwill amortization	59	156	(62)
Economic Earnings	$12,642	$10,607	19%
Diluted weighted average shares outstanding	8,539,545	8,311,382
Economic Earnings per share	$1.48	$1.28

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of March 31, 2018 and December 31, 2017, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the three months ended March 31, 2018, cash flow provided by operating activities, principally our investment advisory business, was $1.4 million. Cash flow provided by investing activities of $9.7 million during the three months ended March 31, 2018 was primarily related to the sale of the Omaha-based component of our private wealth business. Cash flow used in financing activities of $12.7 million for the three months ended March 31, 2018 was due to the payment of dividends, purchases of restricted stock returned for payment of taxes and purchases of treasury shares for our Canadian share award plan.
We had cash and investments of $100.5 million as of March 31, 2018 and $105.6 million as of December 31, 2017. Cash and cash equivalents as of March 31, 2018 and December 31, 2017 includes approximately $36 million and $33 million, respectively, of undistributed income from Westwood International. In accordance with the one-time mandatory deemed repatriation required under tax legislation signed into law in December 2017, we have accrued a $1.8 million income tax liability related to this undistributed income. If these funds were needed for our U.S. operations, we would be required to accrue and pay incremental Canadian withholding taxes to repatriate a portion of these funds. Our current intent is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations. At March 31, 2018 and December 31, 2017, working capital aggregated $113.3 million and $106.6 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2018, Westwood Trust had approximately $15.4 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations
As of March 31, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations since December 31, 2017. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical and Significant Accounting Policies and Estimates
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Refer to Note 9 “Revenue” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed description of the adoption of ASU 2014-09.
Otherwise there have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2017. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management are described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Changes in Internal Controls over Financial Reporting
For the quarter ended March 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
We face a number of significant risks and uncertainties in our business, including those detailed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us, including making an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)	—	$—	—		$9,366,000
Canadian Plan (2)	13,031	$55.68	—	CDN	$3,448,000
Employee transactions (3)
February 1-28, 2018	59,575	$55.96	—		—
March 1-31, 2018	24,096	$55.46	—		—

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

ITEM 6.	EXHIBITS

10.1	Severance Agreement, dated February 9, 2018, between the company and Fabian Gomez (incorporated by reference from the Form 8-K filed with the SEC on February 13, 2018)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 25, 2018	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer