Form 10-Q
period 2018-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2018-07-25
CIK 1165002

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
For the quarterly period ended June 30, 2018
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 20, 2018: 9,026,806.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$47,301	$54,249
Accounts receivable	22,903	21,660
Investments, at fair value	61,513	51,324
Prepaid income taxes	—	4,269
Other current assets	1,853	6,612
Total current assets	133,570	138,114
Investments	5,000	—
Goodwill	19,804	27,144
Deferred income taxes	5,007	3,407
Intangible assets, net	16,798	19,804
Property and equipment, net of accumulated depreciation of $6,055 and $5,673	4,088	4,190
Total assets	$184,267	$192,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,724	$3,501
Dividends payable	7,144	7,357
Compensation and benefits payable	9,000	19,075
Income taxes payable	1,232	1,598
Total current liabilities	20,100	31,531
Accrued dividends	1,116	1,717
Noncurrent income taxes payable	—	1,017
Deferred rent	1,910	1,998
Total liabilities	23,126	36,263
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,204,887 and outstanding 9,026,806 shares at June 30, 2018; issued 9,980,827 and outstanding 8,899,587 shares at December 31, 2017	102	100
Additional paid-in capital	187,367	179,241
Treasury stock, at cost - 1,178,081 shares at June 30, 2018; 1,081,240 shares at December 31, 2017	(55,201)	(49,788)
Accumulated other comprehensive loss	(3,442)	(1,764)
Retained earnings	32,315	28,607
Total stockholders' equity	161,141	156,396
Total liabilities and stockholders' equity	$184,267	$192,659

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Advisory fees:
Asset-based	$23,473	$24,496	$47,956	$48,285
Performance-based	1,649	1,031	2,984	1,417
Trust fees	7,465	7,917	15,074	15,712
Other, net	173	312	313	965
Total revenues	32,760	33,756	66,327	66,379
EXPENSES:
Employee compensation and benefits	14,654	15,557	32,413	33,274
Sales and marketing	409	513	852	990
Westwood mutual funds	1,002	909	1,987	1,772
Information technology	2,383	1,883	4,421	3,639
Professional services	1,277	1,318	2,305	2,814
General and administrative	2,099	2,993	3,450	5,537
Total expenses	21,824	23,173	45,428	48,026
Net operating income	10,936	10,583	20,899	18,353
Gain on sale of operations	—	—	524	—
Income before income taxes	10,936	10,583	21,423	18,353
Provision for income taxes	2,944	3,687	5,453	5,393
Net income	$7,992	$6,896	$15,970	$12,960
Other comprehensive income (loss):
Foreign currency translation adjustments	(479)	934	(1,678)	1,141
Total comprehensive income	$7,513	$7,830	$14,292	$14,101

Earnings per share:
Basic	$0.95	$0.84	$1.92	$1.60
Diluted	$0.94	$0.83	$1.87	$1.56
Weighted average shares outstanding:
Basic	8,399,148	8,167,277	8,336,923	8,118,327
Diluted	8,543,353	8,316,508	8,543,401	8,315,722

Cash dividends declared per share	$0.68	$0.62	$1.36	$1.24

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2018
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2017	8,899,587	$100	$179,241	$(49,788)	$(1,764)	$28,607	$156,396
Net income	—	—	—	—	—	15,970	15,970
Other comprehensive income	—	—	—	—	(1,678)	—	(1,678)
Issuance of restricted stock, net of forfeitures	224,060	2	(2)	—	—	—	—
Dividends declared	—	—	—	—	—	(12,262)	(12,262)
Stock based compensation expense	—	—	7,963	—	—	—	7,963
Reclassification of compensation liability to be paid in shares	—	—	165	—	—	—	165
Purchases of treasury stock	(13,031)	—	—	(726)	—	—	(726)
Restricted stock returned for payment of taxes	(83,810)	—	—	(4,687)	—	—	(4,687)
BALANCE, June 30, 2018	9,026,806	$102	$187,367	$(55,201)	$(3,442)	$32,315	$161,141

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,970	$12,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	434	479
Amortization of intangible assets	836	980
Unrealized (gains) losses on trading investments	256	(378)
Stock based compensation expense	7,963	8,065
Deferred income taxes	(1,631)	437
Gain on sale of operations	(524)	—
Change in operating assets and liabilities:
Net sales (purchases) of investments - trading securities	(10,445)	11,198
Accounts receivable	(1,616)	531
Other current assets	4,637	455
Accounts payable and accrued liabilities	(442)	266
Compensation and benefits payable	(9,844)	(6,940)
Income taxes payable	2,881	(1,178)
Other liabilities	(74)	(53)
Net cash provided by operating activities	8,401	26,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(426)	(245)
Proceeds from Omaha divestiture	10,013	—
Purchase of investments	(5,000)	—
Net cash provided by (used in) investing activities	4,587	(245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock under employee stock plans	(726)	(1,326)
Restricted stock returned for payment of taxes	(4,687)	(5,189)
Cash dividends paid	(13,075)	(11,674)
Net cash used in financing activities	(18,488)	(18,189)
Effect of currency rate changes on cash	(1,448)	1,076
Net Change in Cash and Cash Equivalents	(6,948)	9,464
Cash and cash equivalents, beginning of period	54,249	33,679
Cash and cash equivalents, end of period	$47,301	$43,143

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,169	$5,539
Accrued dividends	$8,260	$7,760
Accrued purchase of property and equipment	$—	$52

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
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Private Wealth business. The sale closed on January 12, 2018. We received proceeds of $10.0 million, net of working capital requirements, and recorded a $524,000 gain on the sale, which is included as “Gain on sale of operations” on our Consolidated Statements of Comprehensive Income. The sale reduced goodwill and intangible assets but did not have a material impact on our Condensed Consolidated Balance Sheet. The following table presents cash proceeds received and net assets sold (in thousands):

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC. Operating results for the periods in these Condensed Consolidated Financial Statements are not necessarily indicative of results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
Recently Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Retrospective application is required, with the entity either applying the change to each prior reporting period presented or applying the cumulative effect of each prior reporting period presented at the date of initial application. We adopted ASU 2014-09 effective January 1, 2018. See further discussion in Note 9 “Revenue.”
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
Not Yet Adopted
In June 2018, the FASB issued ASU 218-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The purpose of this amendment is to simplify the accounting for share-based payments granted to nonemployees for goods and services by aligning it with the accounting used for arrangements with employees. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not expect the amendment to have a material impact on our Consolidated Financial Statements, and we plan to adopt the standard within the required time frame.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were no anti-dilutive restricted shares outstanding for the three months ended June 30, 2018, and there were approximately 7,000 anti-dilutive restricted shares outstanding for the three months ended June 30, 2017. There were approximately 5,000 and 13,000 anti-dilutive restricted shares outstanding for the six months ended June 30, 2018 and 2017, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$7,992	$6,896	$15,970	$12,960

Weighted average shares outstanding - basic	8,399,148	8,167,277	8,336,923	8,118,327
Dilutive potential shares from unvested restricted shares	144,205	149,231	206,478	197,395
Weighted average shares outstanding - diluted	8,543,353	8,316,508	8,543,401	8,315,722

Earnings per share:
Basic	$0.95	$0.84	$1.92	$1.60
Diluted	$0.94	$0.83	$1.87	$1.56
4. INVESTMENTS
In May 2018, we entered into a $5.0 million strategic investment in an equity position of a private company. As this investment represents a private company without a readily determinable fair value, the Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether our investment qualifies for the measurement alternative at each reporting period. In evaluating the investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the private company's historical and forecasted performance. As of June 30, 2018, there were no observable price changes or indicators of impairment for this investment. See further discussion regarding our investment in Note 13 “Commitments and Contingencies.”
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities. Trading securities are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2018:
U.S. Government and Government agency obligations	$40,081	$72	$—	$40,153
Money market funds	9,736	—	—	9,736
Equity funds	11,309	524	(209)	11,624
Total trading securities	$61,126	$596	$(209)	$61,513
December 31, 2017:
U.S. Government and Government agency obligations	$29,367	$21	$(15)	$29,373
Money market funds	9,736	—	—	9,736
Equity funds	11,578	657	(20)	12,215
Total trading securities	$50,681	$678	$(35)	$51,324

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of June 30, 2018 and December 31, 2017, approximately $10.7 million in corporate funds were invested in Westwood Funds®, Westwood Common Trust Funds and Westwood Investment Funds PLC (the “UCITS Fund”). See Note 8 “Variable Interest Entities.”
5. FAIR VALUE MEASUREMENTS
We determine estimated fair values for our financial instruments using available information. The fair value amounts discussed in our Condensed Consolidated Financial Statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, prepaid income taxes, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, the UCITS Fund and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to common trust funds, the net asset value of the shares held as reported by each fund. Market values of our money market holdings generally do not fluctuate. Our strategic investment in a private company discussed in Note 4 “Investments” is excluded from the below recurring fair value table, as we have elected to apply the measurement alternative for this investment.
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
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of June 30, 2018:
Investments in trading securities	$59,214	$—	$—	$2,299	$61,513
Total assets measured at fair value	$59,214	$—	$—	$2,299	$61,513

As of December 31, 2017:
Investments in trading securities	$48,998	$—	$—	$2,326	$51,324
Total assets measured at fair value	$48,998	$—	$—	$2,326	$51,324

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2017 and determined that no impairment loss was required. No impairments on goodwill were recorded during the three or six months ended June 30, 2018 or 2017.
Changes in the balance of Goodwill for the periods presented are as follows (in thousands):

Goodwill
Balance as of December 31, 2017	$27,144
Omaha divestiture	(7,340)
Balance as of June 30, 2018	$19,804
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No impairments on intangible assets were recorded during the three or six months ended June 30, 2018 or 2017.
Changes in the balance of Intangible assets, net for the periods presented are as follows (in thousands):

Intangible assets, net
Balance as of December 31, 2017	$19,804
Amortization	(836)
Omaha divestiture (1)	(2,170)
Balance as of June 30, 2018	$16,798
_____________________
(1)    Related to client relationships
7. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows (in thousands):

	As of June 30, 2018	As of December 31, 2017
Foreign currency translation adjustment	$(3,442)	$(1,764)
Accumulated other comprehensive loss	$(3,442)	$(1,764)

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. VARIABLE INTEREST ENTITIES
We have evaluated (i) our advisory relationships with the UCITS Fund and the Westwood Funds®, (ii) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity fund Westwood Hospitality Fund I, LLC (“WHF”) and (iii) the private company discussed in Note 4 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”). Based on our analysis, we determined that the CTFs and WHF were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. Prior to the sale of our Omaha-based operations, we also considered our advisory relationship with ten limited liability companies (“LLCs”) as VIEs, but as of June 30, 2018, we no longer serve as the managing member of the funds and do not control the activities that most significantly impact the entities' economic performance. Therefore, the LLCs are no longer considered VIEs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors with a simple majority vote and so we determined that the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds® or the Private Equity independent boards of directors, which direct the activities that most significantly impact the entities' economic performance, we determined that the Westwood Funds® and the Private Equity were not VIEs. Therefore, the UCITS Fund, Westwood Funds® and Private Equity should be analyzed under the VOE consolidation method. Based on our analysis of our investments in these entities for the periods ending June 30, 2018 and December 31, 2017, we have not consolidated the CTFs, WHF or LLCs under the VIE method or the UCITS Fund, Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results.
As of June 30, 2018 and December 31, 2017, our seed investments aggregated approximately $10.7 million in the CTFs, the Westwood Funds, and the UCITS Fund. The seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheets.
We have not otherwise provided any financial support not previously contractually obligated to provide, and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds®, the UCITS Fund and the CTFs are accounted for as investments in accordance with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $12.0 million and $13.1 million for the three months ended June 30, 2018 and 2017, respectively. We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $24.6 million and $25.9 million for the six months ended June 30, 2018 and 2017, respectively.
The following table displays the assets under management, the amounts of our seed investments included in “Investments” on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of June 30, 2018
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,199	$6	$6
Common Trust Funds	2,311	2	2
UCITS Fund	411	2	2
Westwood Hospitality Fund I, LLC	3	—	—
Private Equity	—	5	5
All other assets:
Private Wealth	2,621
Institutional	12,046
Total Assets Under Management	$21,591

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

Advisory Fee Revenues
Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our condensed consolidated financial statements contain no deferred advisory fee revenues. Advisory clients typically consist of institutional and mutual fund accounts.
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
Arrangements with Performance Based Obligations
A limited number of our advisory clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. The revenue is based on future market performance and is susceptible to factors outside our control. We cannot conclude that a significant reversal in the cumulative amount of revenue recognized will not occur during the measurement period, and therefore the revenue is recorded at the end of the measurement period when the performance obligation has been satisfied.

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
Revenue Disaggregated

Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Advisory Fees:
Institutional	$15,684	$17,043	$32,389	$33,652
Mutual Funds	7,753	7,452	15,503	14,632
Private Wealth	36	—	64	—
Performance-based	1,649	1,031	2,984	1,417
Trust Fees	7,465	7,917	15,074	15,713
Other	173	313	313	965
Total revenues	$32,760	$33,756	$66,327	$66,379

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended June 30, 2018	Advisory	Trust	Performance-based	Other	Total
Asia	$1,236	$—	$—	$—	$1,236
Australia	974	—	—	—	974
Canada	1,640	—	—	37	1,677
Europe	1,347	—	—	—	1,347
United States	18,276	7,465	1,649	136	27,526
Total	$23,473	$7,465	$1,649	$173	$32,760

Six Months Ended June 30, 2018
Asia	$2,667	$—	$—	$—	$2,667
Australia	1,996	—	—	—	1,996
Canada	3,470	—	—	86	3,556
Europe	2,590	—	—	—	2,590
United States	37,233	15,074	2,984	227	55,518
Total	$47,956	$15,074	$2,984	$313	$66,327

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended June 30, 2017	Advisory	Trust	Performance-based	Other	Total
Asia	$1,508	$—	$—	$—	$1,508
Australia	786	—	—	—	786
Canada	2,118	—	—	139	2,257
Europe	1,061	—	—	—	1,061
United States	19,023	7,917	1,031	173	28,144
Total	$24,496	$7,917	$1,031	$312	$33,756

Six Months Ended June 30, 2017
Asia	$3,047	$—	$—	$—	$3,047
Australia	1,427	—	—	—	1,427
Canada	4,132	—	—	222	4,354
Europe	2,119	—	—	—	2,119
United States	37,560	15,712	1,417	743	55,432
Total	$48,285	$15,712	$1,417	$965	$66,379
10. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Fifth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. In April 2018, stockholders approved an additional 200,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 4,848,100 shares. At June 30, 2018, approximately 401,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service condition stock-based compensation expense	$2,535	$2,608	$5,325	$5,237
Performance condition stock-based compensation expense	1,088	1,372	2,364	2,495
Stock-based compensation expense under the Plan	3,623	3,980	7,689	7,732
Canadian Plan stock-based compensation expense	153	188	274	333
Total stock-based compensation expense	$3,776	$4,168	$7,963	$8,065

Restricted Stock
Under the Plan we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions.
As of June 30, 2018, there was approximately $27.8 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.4 years. Our two types of restricted stock grants under the Plan are discussed below.

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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	519,375	$55.44
Granted	172,366	55.92
Vested	(203,020)	53.49
Forfeited	(20,977)	56.42
Non-vested, June 30, 2018	467,744	$56.42

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
In March 2018, the Compensation Committee established the fiscal 2018 goal for our Chief Executive Officer and Chief Investment Officer as Income before income taxes of $20.0 million for 50% of their respective awards and an Income before income taxes target of $36.0 million (ranging from 25% of target for threshold performance of $32.0 million to 185% of target for maximum performance of $44.5 million) for the remaining 50% of their respective awards. For certain other key employees, the Compensation Committee established fiscal 2018 goals based on various departmental and company-wide performance goals, including Income before income taxes of at least $20.0 million. During the first six months of 2018, we recorded expense related to the applicable percentage of the performance-based restricted shares expected to meet or exceed the performance goals needed to earn the shares.
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	165,918	$55.85
Granted	84,829	55.46
Vested	(98,281)	55.81
Forfeited	—	—
Non-vested, June 30, 2018	152,466	$55.66

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.6 million in U.S. Dollars using the exchange rate on June 30, 2018) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At June 30, 2018, approximately $3.4 million CDN ($2.6 million in U.S. Dollars using the exchange rate on June 30, 2018) remains available for issuance under the Canadian Plan, or approximately 44,099 shares based on the closing share price of our stock of $59.54 as of June 30, 2018. During the first six months of 2018, the trust formed pursuant to the Canadian Plan purchased in the open market 13,031 Westwood common shares for approximately $726,000. As of June 30, 2018, the trust holds 46,358 shares of Westwood common stock. As of June 30, 2018, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.0 million, which we expect to recognize over a weighted-average period of 1.9 years.
Mutual Fund Share Incentive Awards
We grant annually to certain employees mutual fund incentive awards, which are bonus awards based on our mutual funds achieving specific performance goals. Awards granted are notionally credited to a participant account maintained by us that contains a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account. We maintain the award in a corporate investment account until vesting. The investment may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Unvested mutual fund awards are included under “Investments, at fair value” on our Condensed Consolidated Balance Sheets.
Awards vest over approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is 3 years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended June 30, 2018 and 2017, we recorded expense of approximately $11,000 and $250,000, respectively, related to mutual fund share incentive awards. For the six months ended June 30, 2018 and 2017, we recorded expense of approximately $185,000 and $538,000, respectively, related to mutual fund share incentive awards. As of June 30, 2018 and December 31, 2017, we had an accrued liability of approximately $517,000 and $1.8 million, respectively, related to mutual fund share incentive awards.
11. INCOME TAXES
Our effective income tax rate was 26.9% for the second quarter of 2018, compared with 34.8% for the second quarter of 2017. Our effective income tax rate was 25.5% for the six months ended June 30, 2018, compared with 29.4% for the six months ended June 30, 2017. The current quarter and year-to-date rates benefited from the decrease in the U.S. corporate income tax rate under the Tax Cuts and Jobs Act signed into law in December 2017, while the first six months of 2017 included a $1.0 million tax benefit related to the adoption of ASU 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Excluding this discrete tax benefit, our effective tax rate would have been 34.5% for the six months ended June 30, 2017.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Tax Reform Act
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. During 2017, we provisionally recognized the incremental tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in our Consolidated Financial Statements for the year ended December 31, 2017. During the first six months of 2018, we did not make any changes to the amounts provisionally recognized. The ultimate impact may differ, possibly materially, from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Reform Act. The accounting is expected to be complete when our 2017 U.S. corporate income tax return is filed in the third quarter of 2018.
Tax Audit
The Company is subject to taxation in the United States and various state and foreign jurisdictions, and our 2014 tax return is currently under audit in a state jurisdiction in which we operate. It is reasonably possible that the audit may be completed during the next twelve months, and we do not expect the result of this audit to have a material impact on our consolidated financial statements.

12. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest their personal funds directly in trust accounts that we manage. For the three months ended June 30, 2018 and 2017, we recorded trust fees from these accounts of $92,000 and $90,000, respectively. For the six months ended June 30, 2018 and 2017, we recorded trust fees from these accounts of $187,000 and $185,000, respectively. There was $92,000 and $98,000 due from these accounts as of June 30, 2018 and December 31, 2017, respectively.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to assets under management. These fees are commensurate with market rates. For the three months ended June 30, 2018 and 2017, the Company earned approximately $1.1 million and $900,000, respectively, in fees from the affiliated funds. For the six months ended June 30, 2018 and 2017, the Company earned approximately $2.3 million and $1.7 million, respectively, in fees from the affiliated funds. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of June 30, 2018 and December 31, 2017, $342,000 and $423,000, respectively, of these fees were outstanding and included in “Accounts receivable” on our Condensed Consolidated Balance Sheets.
As discussed in Note 4 “Investments,” the Company made a strategic investment in an equity position of a private company during the second quarter of 2018. We previously entered into a separate agreement with this private company to implement a portfolio management product. For the three and six months ended June 30, 2018, we incurred approximately $530,000 and $605,000, respectively, in expenses to this company, which are included in “Information technology expenses” on our Condensed Consolidated Statements of Comprehensive Income. The Company did not incur any similar expenses during the three or six months ended June 30, 2017.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13. COMMITMENTS AND CONTINGENCIES
Strategic Investment
As discussed in Note 4 “Investments,” the Company made an initial strategic investment of $5.0 million in a private company during the second quarter of 2018. As part of the agreement, we committed to an additional $5.0 million purchase of equity securities to be invested no later than August 31, 2018. Our intent is to offer this investment opportunity to our current and prospective clients, Board of Directors and employees, but to the extent these parties do not invest the full $5.0 million, we are obligated to make an additional investment to cover any shortfall.
Litigation
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
On October 13, 2017, we reached a settlement with AGF that provides for the dismissal of all claims, with prejudice and without any admission of liability. We agreed to pay AGF a one-time payment of $10.0 million CDN, half of which was covered by our insurance. During 2017, we recorded a net $4.0 million ($5.0 million CDN) charge related to the settlement and associated insurance coverage, with a $4.0 million ($5.0 million CDN) receivable from our insurance provider included in “Other current assets” on our Condensed Consolidated Balance Sheets at December 31, 2017. We received the insurance proceeds of $4.0 million during the six months ended June 30, 2018 and had no receivable related to the settlement at June 30, 2018.
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We received the remaining insurance proceeds related to AGF legal expenses during the six months ended June 30, 2018 and had no receivable at quarter-end. We had a receivable of approximately $212,000 as of December 31, 2017, which represented our current minimum estimate of expenses that we expected to recover under our insurance policy. This receivable is included in “Other current assets” on our Condensed Consolidated Balance Sheets.
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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended June 30, 2018
Net fee revenues from external sources	$25,122	$7,465	$—	$—	$32,587
Net intersegment revenues	1,846	57	—	(1,903)	—
Net interest and dividend revenue	135	55	—	—	190
Other, net	(16)	(1)	—	—	(17)
Total revenues	$27,087	$7,576	$—	$(1,903)	$32,760
Economic Earnings	$13,111	$1,457	$(2,323)	$—	$12,245
Less: Restricted stock expense					3,776
Intangible amortization					418
Deferred taxes on goodwill					59
Net income					$7,992

Segment assets	$214,051	$59,605	$16,056	$(105,445)	$184,267
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

Three Months Ended June 30, 2017
Net fee revenues from external sources	$25,525	$7,919	$—	$—	$33,444
Net intersegment revenues	1,998	52	—	(2,050)	—
Net interest and dividend revenue	122	15	—	—	137
Other, net	172	3	—	—	175
Total revenues	$27,817	$7,989	$—	$(2,050)	$33,756
Economic Earnings	$11,800	$1,519	$(1,609)	$—	$11,710
Less: Restricted stock expense					4,168
Intangible amortization					490
Deferred taxes on goodwill					156
Net income					$6,896

Segment assets	$192,247	$71,808	$14,798	$(102,921)	$175,932
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Six Months Ended June 30, 2018
Net fee revenues from external sources	$50,940	$15,074	$—	$—	$66,014
Net intersegment revenues	3,883	112	—	(3,995)	—
Net interest and dividend revenue	276	100	—	—	376
Other	(58)	(5)	—	—	(63)
Total revenues	$55,041	$15,281	$—	$(3,995)	$66,327
Economic Earnings	$26,910	$2,677	$(4,700)	$—	$24,887
Less: Restricted stock expense					7,963
Intangible amortization					836
Deferred taxes on goodwill					118
Net income					$15,970

Six Months Ended June 30, 2017
Net fee revenues from external sources	$49,701	$15,713	$—	$—	$65,414
Net intersegment revenues	4,024	103	—	(4,127)	—
Net interest and dividend revenue	280	24	—	—	304
Other	654	7	—	—	661
Total revenues	$54,659	$15,847	$—	$(4,127)	$66,379
Economic Earnings	$22,587	$2,967	$(3,236)	$—	$22,318
Less: Restricted stock expense					8,065
Intangible amortization					980
Deferred taxes on goodwill					313
Net income					$12,960
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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$7,992	$6,896	$15,970	$12,960
Add: Stock-based compensation expense	3,776	4,168	7,963	8,065
Add: Intangible amortization	418	490	836	980
Add: Tax benefit from goodwill amortization	59	156	118	313
Economic Earnings	$12,245	$11,710	$24,887	$22,318

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15. SUBSEQUENT EVENTS
Dividend Declared
In July 2018, Westwood’s Board of Directors declared a quarterly cash dividend of $0.68 per common share, payable on October 1, 2018, to stockholders of record on September 7, 2018.

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
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Private Wealth business. The sale closed on January 12, 2018. We received proceeds of $10.0 million, net of working capital requirements, and recorded a gain on the sale of $524,000, which is included as “Gain on sale of operations” on our Consolidated Statement of Comprehensive Income. The component is reported within both our Advisory and Trust segments. The sale did not represent a major strategic shift in our business and did not qualify for discontinued operations reporting.
Revenues
We derive our revenues from investment advisory fees, trust fees, and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are typically calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenues from performance-based fees at the end of the measurement period. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues.
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
General and Administrative
General and administrative expenses generally consist of costs associated with the lease of our office space, amortization, depreciation, insurance, custody expense, Board of Directors' fees, investor relations, licenses and fees, office supplies, foreign currency transaction gains/losses and other miscellaneous expenses.
Gain on Sale of Operations
Gain on sale of operations includes the gain on the sale of our Omaha-based component of our Private Wealth business.

Assets Under Management
Assets under management (“AUM”) decreased $1.0 billion to $21.6 billion at June 30, 2018 compared with $22.6 billion at June 30, 2017. The average of beginning and ending assets under management for the second quarter of 2018 was $22.1 billion compared to $22.3 billion for the second quarter of 2017. These decreases are due to net outflows, including $928 million of outflows related to the sale of the Omaha-based component of our Private Wealth business, partially offset by market appreciation, over the last twelve months.
The following table displays assets under management as of June 30, 2018 and 2017:

			% Change
			June 30, 2018
	As of June 30,		vs.
	2018	2017	June 30, 2017
	(in millions)
Institutional	$12,457	$12,773	(2)%
Private Wealth	4,935	5,685	(13)
Mutual Funds	4,199	4,092	3
Total Assets Under Management(1)	$21,591	$22,550	(4)%
________________

(1)
AUM excludes $259 million of assets under advisement (“AUA”) as of June 30, 2018 related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority. AUM excluded approximately $1.0 billion of AUA as of June 30, 2017 related to model portfolios, including approximately $692 million in a long-only convertibles fund for which we provided consulting advice but for which we did not have direct discretionary investment authority. The long-only convertibles fund transitioned to AUM during the third quarter of 2017.

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

Roll-Forward of Assets Under Management

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Institutional
Beginning of period assets	$13,377	$12,435	$14,421	$11,911
Inflows	392	690	785	1,060
Outflows	(1,204)	(688)	(2,593)	(1,295)
Net flows	(812)	2	(1,808)	(235)
Market appreciation (depreciation)	(108)	336	(156)	1,097
Net change	(920)	338	(1,964)	862
End of period assets	$12,457	$12,773	$12,457	$12,773

Private Wealth
Beginning of period assets	$5,001	$5,675	$5,566	$5,520
Inflows	122	121	187	315
Outflows(1)	(236)	(249)	(820)	(494)
Net flows	(114)	(128)	(633)	(179)
Market appreciation	48	138	2	344
Net change	(66)	10	(631)	165
End of period assets	$4,935	$5,685	$4,935	$5,685

Mutual Funds
Beginning of period assets	$4,244	$3,963	$4,242	$3,810
Inflows	209	257	552	499
Outflows	(283)	(220)	(568)	(469)
Net flows	(74)	37	(16)	30
Market appreciation (depreciation)	29	92	(27)	252
Net change	(45)	129	(43)	282
End of period assets	$4,199	$4,092	$4,199	$4,092

Total AUM
Beginning of period assets	$22,622	$22,073	$24,229	$21,241
Inflows	723	1,068	1,524	1,874
Outflows	(1,723)	(1,157)	(3,981)	(2,258)
Net flows	(1,000)	(89)	(2,457)	(384)
Market appreciation (depreciation)	(31)	566	(181)	1,693
Net change	(1,031)	477	(2,638)	1,309
End of period assets	$21,591	$22,550	$21,591	$22,550
________________

(1)
Private Wealth outflows include approximately $78 million and $531 million of assets related to the sale of the Omaha-based component of our Private Wealth business for the three and six months ended June 30, 2018, respectively.

Three months ended June 30, 2018 and 2017
The $1.0 billion decrease in assets under management for the three months ended June 30, 2018 was due to market depreciation of $31 million and net outflows of $1.0 billion. Net outflows were primarily related to our SMidCap, LargeCap Value and Income Opportunity strategies and outflows related to the divestiture of our Omaha operations.
The $477 million increase in assets under management for the three months ended June 30, 2017 was due to market appreciation of $566 million, partially offset by net outflows of $89 million. Net outflows were primarily related to our SMidCap strategies and LargeCap Value strategy, partially offset by net inflows to our SmallCap Value, Market Neutral Income, and Emerging Markets strategies.
Six months ended June 30, 2018 and 2017
The $2.6 billion decrease in assets under management for the six months ended June 30, 2018 was due to net outflows of $2.5 billion and market depreciation of $181 million. Net outflows were primarily related to our Emerging Markets, SMidCap and LargeCap Value strategies and outflows related to the divestiture of our Omaha operations, partially offset by net inflows to our SmallCap Value strategy.
The $1.3 billion increase in assets under management for the six months ended June 30, 2017 was due to market appreciation of $1.7 billion partially offset by net outflows of $384 million. Net outflows were primarily related to our LargeCap Value strategy and SMidCap strategies and were partially offset by inflows to our Market Neutral Income and SmallCap Value strategies.

Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included elsewhere in this report.

					% Change	% Change
					Three Months Ended	Six Months Ended
	Three Months Ended		Six Months Ended		June 30, 2018	June 30, 2018
	June 30,		June 30,		vs.	vs.
	2018	2017	2018	2017	June 30, 2017	June 30, 2017
Revenues:
Advisory fees: asset-based	$23,473	$24,496	$47,956	$48,285	(4)%	(1)%
Advisory fees: performance-based	1,649	1,031	2,984	1,417	60	111
Trust fees	7,465	7,917	15,074	15,712	(6)	(4)
Other revenues	173	312	313	965	NM	NM
Total revenues	32,760	33,756	66,327	66,379	(3)	—
Expenses:
Employee compensation and benefits	14,654	15,557	32,413	33,274	(6)	(3)
Sales and marketing	409	513	852	990	(20)	(14)
Westwood mutual funds	1,002	909	1,987	1,772	10	12
Information technology	2,383	1,883	4,421	3,639	27	21
Professional services	1,277	1,318	2,305	2,814	(3)	(18)
General and administrative	2,099	2,993	3,450	5,537	(30)	(38)
Total expenses	21,824	23,173	45,428	48,026	(6)	(5)
Net operating income	10,936	10,583	20,899	18,353	3	14
Gain on sale of operations	—	—	524	—	NM	NM
Income before income taxes	10,936	10,583	21,423	18,353	3	17
Provision for income taxes	2,944	3,687	5,453	5,393	(20)	1
Net income	$7,992	$6,896	$15,970	$12,960	16%	23%
_________________________
NM    Not meaningful

Three months ended June 30, 2018 compared to three months ended June 30, 2017
Total Revenues. Our Total revenues decreased $1.0 million, or 3%, to $32.8 million for the three months ended June 30, 2018 compared with $33.8 million for the three months ended June 30, 2017. Asset-based advisory fees decreased $1.0 million, or 4%, primarily due to lower average assets under management. Trust fees decreased $0.4 million, or 6%, primarily due to the sale of the Omaha-based component of our Private Wealth business. Performance-based advisory fees increased by $0.6 million.
Employee Compensation and Benefits. Employee compensation and benefits decreased $0.9 million, or 6%, to $14.7 million for the three months ended June 30, 2018 compared with $15.6 million for the three months ended June 30, 2017. The decrease was due to reductions in compensation from the sale of the Omaha-based component of our Private Wealth business and short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year quarter.
Information Technology. Information technology costs increased $0.5 million, or 27%, to $2.4 million for the three months ended June 30, 2018 compared with $1.9 million for the three months ended June 30, 2017 primarily due to implementation costs as we continue to invest in our technology infrastructure and increased research expenses.
General and Administrative. General and administrative costs decreased $0.9 million, or 30%, to $2.1 million for the three months ended June 30, 2018 compared with $3.0 million for the three months ended June 30, 2017 primarily due to a $0.3 million foreign currency transaction gain recorded in the second quarter of 2018 as compared to a $0.6 million foreign currency transaction loss recorded in the second quarter of 2017.
Provision for Income Taxes. The effective tax rate decreased to 26.9% for the three months ended June 30, 2018 from 34.8% for the three months ended June 30, 2017. The current quarter rate benefited from the decrease in the U.S. corporate income tax rate under the Tax Cuts and Jobs Act signed into law in December 2017.
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Total Revenues. Our Total revenues of $66.3 million for the six months ended June 30, 2018 were essentially flat with the six months ended June 30, 2017. Asset-based advisory fees decreased $0.3 million, or 1%, related to lower average assets under management, and Trust fees decreased $0.6 million, or 4%, due to the sale of the Omaha-based component of our Private Wealth business. These decreases were offset by a $1.6 million increase in performance-based advisory fees.
Employee Compensation and Benefits. Employee compensation and benefits costs decreased $0.9 million, or 2.6%, to $32.4 million for the six months ended June 30, 2018 compared with $33.3 million for the six months ended June 30, 2017. The decrease is due to reductions in compensation from the sale of the Omaha-based component of our Private Wealth business and short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year.
Information Technology. Information technology costs increased $0.8 million, or 21%, to $4.4 million for the six months ended June 30, 2018 compared with $3.6 million for the six months ended June 30, 2017 primarily due to implementation costs as we continue to invest in our technology infrastructure and increased research expenses.
General & Administrative. General and administrative expenses decreased $2.0 million, or 38%, to $3.5 million for the six months ended June 30, 2018 compared to $5.5 million for the six months ended June 30, 2017 primarily due to a $1.4 million foreign currency transaction gain recorded in the first six months of 2018 as compared to a $0.7 million foreign currency transaction loss recorded in the first six months of 2017.
Gain on Sale of Operations. The six months ended June 30, 2018 includes a $0.5 million gain on the sale of our Omaha-based component of our Private Wealth business.

Provision for Income Taxes. The effective tax rate decreased to 25.5% for the six months ended June 30, 2018 from 29.4% for the six months ended June 30, 2017. The current year-to-date rate benefited from the decrease in the U.S. corporate income tax rate under the Tax Cuts and Jobs Act signed into law in December 2017, while the first quarter of 2017 included a $1.0 million tax benefit related to the adoption of ASU 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Excluding this discrete tax benefit, our effective tax rate for the six months ended June 30, 2017 would have been 34.5%. Prior to adoption of ASU 2016-09, excess tax benefits were recorded through Additional paid-in capital, with no impact to the effective tax rate.
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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands, except share and per share amounts):

	Three Months Ended June 30,		% Change
	2018	2017
Net income	$7,992	$6,896	16%
Add: Stock-based compensation expense	3,776	4,168	(9)
Add: Intangible amortization	418	490	(15)
Add: Tax benefit from goodwill amortization	59	156	(62)
Economic Earnings	$12,245	$11,710	5%
Diluted weighted average shares outstanding	8,543,353	8,316,508
Economic Earnings per share	$1.43	$1.41

	Six Months Ended June 30,		% Change
	2018	2017
Net Income	$15,970	$12,960	23%
Add: Stock-based compensation expense	7,963	8,065	(1)
Add: Intangible amortization	836	980	(15)
Add: Tax benefit from goodwill amortization	118	313	(62)
Economic Earnings	$24,887	$22,318	12%
Diluted weighted average shares outstanding	8,543,401	8,315,722
Economic Earnings per share	$2.91	$2.68

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of June 30, 2018 and December 31, 2017, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the six months ended June 30, 2018, cash flow provided by operating activities, principally our investment advisory business, was $8.4 million. Cash flow provided by investing activities of $4.6 million during the six months ended June 30, 2018 was primarily related to the sale of the Omaha-based component of our private wealth business, partially offset by our strategic investment in a private company. Cash flow used in financing activities of $18.5 million for the six months ended June 30, 2018 reflected the payment of dividends, purchases of restricted stock returned for payment of taxes and purchases of treasury shares for our Canadian share award plan.
We had cash and short-term investments of $108.8 million as of June 30, 2018 and $105.6 million as of December 31, 2017. Cash and cash equivalents as of June 30, 2018 and December 31, 2017 included approximately $29 million and $33 million, respectively, of undistributed income from Westwood International. If these funds were needed for our U.S. operations, we would be required to accrue and pay incremental Canadian withholding taxes to repatriate a portion of these funds. Our current intention is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations. At June 30, 2018 and December 31, 2017, working capital aggregated $113.5 million and $106.6 million, respectively.
As discussed in Note 4 “Investments” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, we entered into a strategic investment in a private company during the second quarter of 2018. As part of the agreement, we committed to an additional $5.0 million purchase of equity securities to be invested no later than August 31, 2018. Our intent is to offer this investment opportunity to our current and prospective clients, Board of Directors and employees, but to the extent these parties do not invest the full $5.0 million, we are obligated to make an additional investment to cover any shortfall.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2018, Westwood Trust had approximately $15.5 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations
As discussed in Note 4 “Investments” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, we entered into a strategic investment in a private company during the second quarter of 2018. As part of the agreement, we committed to an additional $5.0 million purchase of equity securities to be invested no later than August 31, 2018. Our intent is to offer this investment opportunity to our current and prospective clients, Board of Directors and employees, but to the extent these parties do not invest the full $5.0 million, we are obligated to make an additional investment to cover any shortfall.
There have been no other material changes outside the ordinary course of business to our contractual obligations since December 31, 2017. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Critical and Significant Accounting Policies and Estimates
Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Refer to Note 9 “Revenue” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed description of the adoption of ASU 2014-09.
There have been no other significant changes in our critical or significant accounting policies and estimates since December 31, 2017. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management is described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
For the quarter ended June 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)	—	$—	—		$9,366,000
Canadian Plan (2)	—	$—	—	CDN	$3,448,000
Employee transactions (3)	—	$—	—		—
May 1-31, 2018	139	$57.05	—		—

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

ITEM 6.	EXHIBITS

10.1*	Exit Letter, dated June 27, 2018, between the Company and Mark R. Freeman

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 25, 2018	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer