Form 10-Q
period 2018-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2018-10-24
CIK 1165002

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
For the quarterly period ended September 30, 2018
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 19, 2018: 9,018,436.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$48,086	$54,249
Accounts receivable	19,832	21,660
Investments, at fair value	71,003	51,324
Prepaid income taxes	589	4,269
Other current assets	2,308	6,612
Total current assets	141,818	138,114
Investments	5,425	—
Goodwill	19,804	27,144
Deferred income taxes	5,081	3,407
Intangible assets, net	16,379	19,804
Property and equipment, net of accumulated depreciation of $6,287 and $5,673	4,120	4,190
Total assets	$192,627	$192,659
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,521	$3,501
Dividends payable	7,295	7,357
Compensation and benefits payable	12,726	19,075
Income taxes payable	2,198	1,598
Total current liabilities	24,740	31,531
Accrued dividends	1,349	1,717
Noncurrent income taxes payable	—	1,017
Deferred rent	1,866	1,998
Total liabilities	27,955	36,263
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,196,635 and outstanding 9,018,436 shares at September 30, 2018; issued 9,980,827 and outstanding 8,899,587 shares at December 31, 2017	102	100
Additional paid-in capital	191,062	179,241
Treasury stock, at cost - 1,178,199 shares at September 30, 2018; 1,081,240 shares at December 31, 2017	(55,215)	(49,788)
Accumulated other comprehensive loss	(2,826)	(1,764)
Retained earnings	31,549	28,607
Total stockholders' equity	164,672	156,396
Total liabilities and stockholders' equity	$192,627	$192,659

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Advisory fees:
Asset-based	$22,023	$25,334	$69,979	$73,619
Performance-based	—	—	2,984	1,417
Trust fees	7,191	7,858	22,265	23,570
Other, net	640	300	953	1,265
Total revenues	29,854	33,492	96,181	99,871
EXPENSES:
Employee compensation and benefits	14,444	15,601	46,857	48,875
Sales and marketing	549	457	1,401	1,447
Westwood mutual funds	979	977	2,966	2,749
Information technology	2,332	1,855	6,753	5,494
Professional services	1,372	1,681	3,677	4,495
Legal settlement	—	4,009	—	4,009
General and administrative	3,027	3,160	6,477	8,697
Total expenses	22,703	27,740	68,131	75,766
Net operating income	7,151	5,752	28,050	24,105
Gain on sale of operations	—	—	524	—
Income before income taxes	7,151	5,752	28,574	24,105
Provision for income taxes	1,783	1,620	7,236	7,013
Net income	$5,368	$4,132	$21,338	$17,092
Other comprehensive income (loss):
Foreign currency translation adjustments	616	1,297	(1,062)	2,438
Total comprehensive income	$5,984	$5,429	$20,276	$19,530

Earnings per share:
Basic	$0.64	$0.51	$2.55	$2.10
Diluted	$0.62	$0.49	$2.49	$2.05
Weighted average shares outstanding:
Basic	8,402,697	8,171,809	8,359,088	8,136,350
Diluted	8,598,230	8,420,749	8,561,918	8,350,926

Cash dividends declared per share	$0.68	$0.62	$2.04	$1.86

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2018
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2017	8,899,587	$100	$179,241	$(49,788)	$(1,764)	$28,607	$156,396
Net income	—	—	—	—	—	21,338	21,338
Other comprehensive loss	—	—	—	—	(1,062)	—	(1,062)
Issuance of restricted stock, net of forfeitures	215,808	2	(2)	—	—	—	—
Dividends declared	—	—	—	—	—	(18,396)	(18,396)
Stock based compensation expense	—	—	11,658	—	—	—	11,658
Reclassification of compensation liability to be paid in shares	—	—	165	—	—	—	165
Purchases of treasury stock	(13,031)	—	—	(726)	—	—	(726)
Restricted stock returned for payment of taxes	(83,928)	—	—	(4,701)	—	—	(4,701)
BALANCE, September 30, 2018	9,018,436	$102	$191,062	$(55,215)	$(2,826)	$31,549	$164,672

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,338	$17,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	653	722
Amortization of intangible assets	1,255	1,449
Unrealized (gains) losses on trading investments	145	(539)
Stock based compensation expense	11,658	12,298
Deferred income taxes	(1,693)	1,481
Gain on sale of operations	(524)	—
Change in operating assets and liabilities:
Net sales (purchases) of investments - trading securities	(19,824)	8,931
Accounts receivable	1,537	1,686
Other current assets	4,185	(3,881)
Accounts payable and accrued liabilities	(650)	178
Accrued litigation settlement	—	8,018
Compensation and benefits payable	(6,157)	(2,696)
Income taxes payable	3,265	(5,181)
Other liabilities	(118)	(111)
Net cash provided by operating activities	15,070	39,447
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(676)	(537)
Proceeds from Omaha divestiture	10,013	—
Purchase of investments	(5,425)	—
Net cash provided by (used in) investing activities	3,912	(537)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock under employee stock plans	(726)	(1,326)
Restricted stock returned for payment of taxes	(4,701)	(5,231)
Cash dividends paid	(18,825)	(16,787)
Net cash used in financing activities	(24,252)	(23,344)
Effect of currency rate changes on cash	(893)	2,191
Net Change in Cash and Cash Equivalents	(6,163)	17,757
Cash and cash equivalents, beginning of period	54,249	33,679
Cash and cash equivalents, end of period	$48,086	$51,436

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,634	$10,245
Accrued dividends	$8,644	$8,161

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
Recent Accounting Pronouncements
Recently Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Retrospective application is required, with the entity either applying the change to each prior reporting period presented or applying the cumulative effect of each prior reporting period presented at the date of initial application. We adopted ASU 2014-09 effective January 1, 2018. See further discussion in Note 9 “Revenue.”
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
Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases at the commencement date, excluding short-term leases. Leases will be classified as either financing or operating, with classification impacting the pattern of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the standard as of January 1, 2019 under the modified retrospective approach, which allows for recording the cumulative effect of the adoption of the standard as an adjustment to beginning retained earnings. We will elect the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry forward the historical lease classification and elect hindsight to determine certain lease terms for existing leases. We have evaluated our population of contracts subject to balance sheet recognition and estimate adoption will result in recognition of additional lease assets and net lease liabilities of approximately $8 million as of January 1, 2019 primarily related to the future minimum payments required under operating leases as disclosed in Note 13 “Commitments and Contingencies” to our Consolidated Financial Statements included in our Annual Report Form 10-K for the fiscal year ended December 31, 2017. The insignificant difference in the additional lease assets and net lease liabilities will be recorded as an adjustment to beginning retained earnings. We do not believe the standard will materially impact our Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. Beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we will add disclosures surrounding our leases, including lease cost disaggregation, weighted average remaining lease terms and weighted average discount rate used to determine our lease assets and liabilities. We have also analyzed our current business process and internal controls and anticipate implementing new procedures to successfully adopt the standard, particularly for identification of leases and evaluation of the discount rate.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The purpose of this amendment is to simplify the accounting for share-based payments granted to nonemployees for goods and services by aligning it with the accounting used for arrangements with employees. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not expect the amendment to have a material impact on our Consolidated Financial Statements, and we plan to adopt the standard within the required time frame.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this amendment is to modify, remove and add certain disclosure requirements for fair value measurements. Under ASU 2018-13, entities are required to disclose the amount of total gains or losses recognized in other comprehensive income attributable to assets and liabilities categorized within Level 3 of the fair value hierarchy. The ASU also adds an incremental requirement about significant unobservable inputs for Level 3 fair value measurements. The requirement to disclose reasons for transfers between Level 1 and Level 2 was removed. Various requirements for Level 3 disclosure were also modified. The amendments in this ASU are effective for all entities for fiscal years and interim periods beginning after December 15, 2019. We do not expect the amendment to have a material impact on our Consolidated Financial Statements, and we plan to adopt this amendment within the required time frame.
In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other - Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The purpose of this amendment is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We do not expect the amendment to have a material impact on our Consolidated Financial Statements, and we plan to adopt the standard within the required time frame.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were no anti-dilutive restricted shares outstanding for the three months ended September 30, 2018 and 2017. There were approximately 3,251 and 8,800 anti-dilutive restricted shares outstanding for the nine months ended September 30, 2018 and 2017, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,368	$4,132	$21,338	$17,092

Weighted average shares outstanding - basic	8,402,697	8,171,809	8,359,088	8,136,350
Dilutive potential shares from unvested restricted shares	195,533	248,940	202,830	214,576
Weighted average shares outstanding - diluted	8,598,230	8,420,749	8,561,918	8,350,926

Earnings per share:
Basic	$0.64	$0.51	$2.55	$2.10
Diluted	$0.62	$0.49	$2.49	$2.05

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. INVESTMENTS
In May 2018, we entered into a $5.0 million strategic investment in an equity position of a private company. As part of the agreement, we committed to an additional $5.0 million purchase of equity securities to be invested no later than August 31, 2018. Our intent was to offer this investment opportunity to our current and prospective clients, members of our Board of Directors and employees, but to the extent these parties did not invest the full $5.0 million, we were obligated to make an additional investment to cover any shortfall. Based on investments made by these parties during the third quarter of 2018, we were required to purchase an additional $425,000 of equity securities in the private company in August 2018. Our $5.4 million investment is included in “Investments” on our Condensed Consolidated Balance Sheets.
As this investment represents a private company without a readily determinable fair value, the Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether our investment qualifies for the measurement alternative at each reporting period. In evaluating the investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the private company's historical and forecasted performance. As of September 30, 2018, there were no observable price changes or indicators of impairment for this investment.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities. Trading securities are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2018:
U.S. Government and Government agency obligations	$51,194	$117	$—	$51,311
Money market funds	9,978	—	—	9,978
Equity funds	9,333	545	(164)	9,714
Total trading securities	$70,505	$662	$(164)	$71,003
December 31, 2017:
U.S. Government and Government agency obligations	$29,367	$21	$(15)	$29,373
Money market funds	9,736	—	—	9,736
Equity funds	11,578	657	(20)	12,215
Total trading securities	$50,681	$678	$(35)	$51,324

As of September 30, 2018 and December 31, 2017, approximately $8.7 million and $10.7 million, respectively, in corporate funds were invested in Westwood Funds®, Westwood Common Trust Funds and Westwood Investment Funds Plc (the “UCITS Fund”). See Note 8 “Variable Interest Entities.”
5. FAIR VALUE MEASUREMENTS
We determine estimated fair values for our financial instruments using available information. The fair value amounts discussed in our Condensed Consolidated Financial Statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, prepaid income taxes, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, the UCITS Fund and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to common trust funds, the net asset value of the shares held as reported by each fund. Market values of our money market holdings generally do not fluctuate. Our strategic investment in a private company discussed in Note 4 “Investments” is excluded from the recurring fair value table shown below, as we have elected to apply the measurement alternative for this investment.

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
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of September 30, 2018:
Investments in trading securities	$68,567	$—	$—	$2,436	$71,003
Total assets measured at fair value	$68,567	$—	$—	$2,436	$71,003

As of December 31, 2017:
Investments in trading securities	$48,998	$—	$—	$2,326	$51,324
Total assets measured at fair value	$48,998	$—	$—	$2,326	$51,324

(1) Comprised of certain investments measured at fair value using net asset value (“NAV”) as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2018 and determined that no impairment loss was required. No impairments on goodwill were recorded during the three or nine months ended September 30, 2018 or 2017.
Changes in the balance of Goodwill for the periods presented are as follows (in thousands):

Goodwill
Balance as of December 31, 2017	$27,144
Omaha divestiture	(7,340)
Balance as of September 30, 2018	$19,804
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No impairments on intangible assets were recorded during the three or nine months ended September 30, 2018 or 2017.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Changes in the balance of Intangible assets, net for the periods presented are as follows (in thousands):

Intangible assets, net
Balance as of December 31, 2017	$19,804
Amortization	(1,255)
Omaha divestiture (1)	(2,170)
Balance as of September 30, 2018	$16,379
_____________________
(1)    Related to client relationships
7. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows (in thousands):

	As of September 30, 2018	As of December 31, 2017
Foreign currency translation adjustment	$(2,826)	$(1,764)
Accumulated other comprehensive loss	$(2,826)	$(1,764)
8. VARIABLE INTEREST ENTITIES
We have evaluated (i) our advisory relationships with the UCITS Fund and the Westwood Funds®, (ii) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality Fund I, LLC and Westwood Technology Fund LP (collectively the “Private Equity Funds”) and (iii) the private company discussed in Note 4 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”). Based on our analysis, we determined that the CTFs and Private Equity Funds were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. Prior to the sale of our Omaha-based operations, we also considered our advisory relationship with ten limited liability companies (“LLCs”) as VIEs, but as of September 30, 2018, we no longer serve as the managing member of the funds and do not control the activities that most significantly impact the entities' economic performance. Therefore these LLCs are no longer considered VIEs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors by a simple majority vote and so we determined that the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds® or the Private Equity independent boards of directors, which direct the activities that most significantly impact the entities' economic performance, we determined that the Westwood Funds® and the Private Equity were not VIEs. Therefore, the UCITS Fund, Westwood Funds® and Private Equity should be analyzed under the VOE consolidation method. Based on our analysis of our investments in these entities for the periods ending September 30, 2018 and December 31, 2017, we have not consolidated the CTFs, Private Equity Funds or LLCs under the VIE method or the UCITS Fund, Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results.
As of September 30, 2018 and December 31, 2017, our seed investments aggregated approximately $8.7 million and $10.7 million, respectively, in the CTFs, the Westwood Funds and the UCITS Fund. The seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheets.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

We have not otherwise provided any financial support not previously contractually obligated to provide, and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds®, the UCITS Fund and the CTFs are accounted for as investments in accordance with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $11.7 million and $13.2 million for the three months ended September 30, 2018 and 2017, respectively. We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $36.3 million and $39.1 million for the nine months ended September 30, 2018 and 2017, respectively.
The following table displays the assets under management, the amounts of our seed investments included in “Investments” on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of September 30, 2018
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,031	$6	$6
Common Trust Funds	2,079	3	3
UCITS Fund	388	—	—
Private Equity Funds	8	—	—
Private Equity	—	5	5
All other assets:
Private Wealth	2,703
Institutional	11,591
Total Assets Under Management	$20,800
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
Institutional investors include separate accounts of (i) corporate pension and profit sharing plans, public employee retirement funds, Taft Hartley plans, endowments, foundations and individuals; (ii) subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including the UCITS Fund and collective investment trusts; and (iv) managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenue Disaggregated

Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Advisory Fees:
Institutional	$14,426	$17,610	$46,815	$51,263
Mutual Funds	7,527	7,724	23,030	22,356
Private Wealth	70	—	134	—
Performance-based	—	—	2,984	1,417
Trust Fees	7,191	7,858	22,265	23,570
Other	640	300	953	1,265
Total revenues	$29,854	$33,492	$96,181	$99,871

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended September 30, 2018	Advisory	Trust	Performance-based	Other	Total
Asia	$853	$—	$—	$—	$853
Australia	927	—	—	—	927
Canada	1,707	—	—	38	1,745
Europe	1,249	—	—	—	1,249
United States	17,287	7,191	—	602	25,080
Total	$22,023	$7,191	$—	$640	$29,854

Nine Months Ended September 30, 2018
Asia	$3,520	$—	$—	$—	$3,520
Australia	2,923	—	—	—	2,923
Canada	5,177	—	—	124	5,301
Europe	3,839	—	—	—	3,839
United States	54,520	22,265	2,984	829	80,598
Total	$69,979	$22,265	$2,984	$953	$96,181

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended September 30, 2017	Advisory	Trust	Performance-based	Other	Total
Asia	$1,649	$—	$—	$—	$1,649
Australia	944	—	—	—	944
Canada	2,219	—	—	516	2,735
Europe	946	—	—	—	946
United States	19,576	7,858	—	(216)	27,218
Total	$25,334	$7,858	$—	$300	$33,492

Nine Months Ended September 30, 2017
Asia	$4,696	$—	$—	$—	$4,696
Australia	2,371	—	—	—	2,371
Canada	6,351	—	—	738	7,089
Europe	3,065	—	—	—	3,065
United States	57,136	23,570	1,417	527	82,650
Total	$73,619	$23,570	$1,417	$1,265	$99,871
10. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Fifth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. In April 2018, stockholders approved an additional 200,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 4,848,100 shares. At September 30, 2018, approximately 409,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service condition stock-based compensation expense	$2,434	$2,591	$7,759	$7,828
Performance condition stock-based compensation expense	1,107	1,454	3,471	3,949
Stock-based compensation expense under the Plan	3,541	4,045	11,230	11,777
Canadian Plan stock-based compensation expense	154	188	428	521
Total stock-based compensation expense	$3,695	$4,233	$11,658	$12,298

Restricted Stock
Under the Plan we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions.
As of September 30, 2018, there was approximately $23.8 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.2 years. Our two types of restricted stock grants under the Plan are discussed below.

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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	519,375	$55.44
Granted	172,366	55.92
Vested	(203,504)	53.49
Forfeited	(29,229)	56.55
Non-vested, September 30, 2018	459,008	$56.42

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
In March 2018, the Compensation Committee established the fiscal 2018 goal for our Chief Executive Officer and Chief Investment Officer as Income before income taxes of $20.0 million for 50% of their respective awards and an Income before income taxes target of $36.0 million (ranging from 25% of target for threshold performance of $32.0 million to 185% of target for maximum performance of $44.5 million) for the remaining 50% of their respective awards. For certain other key employees, the Compensation Committee established fiscal 2018 goals based on various departmental and company-wide performance goals, including Income before income taxes of at least $20.0 million. During the first nine months of 2018, we recorded expense related to the applicable percentage of the performance-based restricted shares expected to meet or exceed the performance goals needed to earn the shares.
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	165,918	$55.85
Granted	84,829	55.46
Vested	(98,281)	55.81
Forfeited	—	—
Non-vested, September 30, 2018	152,466	$55.66

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.7 million in U.S. Dollars using the exchange rate on September 30, 2018) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At September 30, 2018, approximately $3.5 million CDN ($2.7 million in U.S. Dollars using the exchange rate on September 30, 2018) remains available for issuance under the Canadian Plan, or approximately 52,064 shares based on the closing share price of our stock of $51.74 as of September 30, 2018. During the first nine months of 2018, the trust formed pursuant to the Canadian Plan purchased in the open market 13,031 Westwood common shares for approximately $726,000. As of September 30, 2018, the trust holds 46,358 shares of Westwood common stock. As of September 30, 2018, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $0.8 million, which we expect to recognize over a weighted-average period of 1.8 years.
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
Awards vest over approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended September 30, 2018 and 2017, we recorded expense of approximately $89,000 and $281,000, respectively, related to mutual fund share incentive awards. For the nine months ended September 30, 2018 and 2017, we recorded expense of approximately $274,000 and $819,000, respectively, related to mutual fund share incentive awards. As of September 30, 2018 and December 31, 2017, we had an accrued liability of approximately $606,000 and $1.8 million, respectively, related to mutual fund share incentive awards.
11. INCOME TAXES
Our effective income tax rate was 24.9% for the third quarter of 2018, compared with 28.2% for the third quarter of 2017. The current quarter rate benefited from the decrease in the U.S. corporate income tax rate under the Tax Cuts and Jobs Act signed into law in December 2017, partially offset by tax expense of $251,000 related to completion of a state tax audit, while the prior year quarter benefited from the tax impact of our legal settlement with AGF.
Our effective income tax rate was 25.3% for the nine months ended September 30, 2018, compared with 29.1% for the nine months ended September 30, 2017. The current year-to-date rate benefited from the decrease in the U.S. corporate income tax rate under the Tax Cuts and Jobs Act signed into law in December 2017, partially offset by tax expense related to completion of a state tax audit, while the first nine months of 2017 benefited from the tax impact of our legal settlement with AGF and included a $1.0 million tax benefit related to the adoption of ASU 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Excluding this discrete tax benefit, our effective tax rate would have been 33.0% for the nine months ended September 30, 2017.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Tax Reform Act
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. During 2017, we provisionally recognized the incremental tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in our Consolidated Financial Statements for the year ended December 31, 2017. We completed the accounting for our 2017 U.S. corporate income tax return in the third quarter of 2018 and made no significant changes to the amounts provisionally recognized.
Tax Audit
The Company is subject to taxation in the United States and various state and foreign jurisdictions, and during the first nine months of 2018, our 2014 tax return was audited in a state jurisdiction in which we operate. The audit was completed in September 2018, and we recorded and paid income taxes and interest expense of $251,000 and $81,000, respectively, during the third quarter of 2018, which are included within “Provision for income taxes” and “General and administrative expenses,” respectively, in our Condensed Consolidated Statements of Comprehensive Income. No penalties were assessed by the state.
12. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. For the three months ended September 30, 2018 and 2017, we recorded trust fees from these accounts of $89,000 and $92,000, respectively. For the nine months ended September 30, 2018 and 2017, we recorded trust fees from these accounts of $276,000 and $277,000, respectively. There was $89,000 and $98,000 due from these accounts as of September 30, 2018 and December 31, 2017, respectively.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to assets under management. These fees are commensurate with market rates. For the three months ended September 30, 2018 and 2017, the Company earned approximately $1.0 million and $1.1 million, respectively, in fees from the affiliated funds. For the nine months ended September 30, 2018 and 2017, the Company earned approximately $3.3 million and $2.8 million, respectively, in fees from the affiliated funds. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of September 30, 2018 and December 31, 2017, $329,000 and $423,000, respectively, of these fees were outstanding and included in “Accounts receivable” on our Condensed Consolidated Balance Sheets.
As discussed in Note 4 “Investments,” the Company made a strategic investment in an equity position of a private company during the second and third quarters of 2018. We previously entered into a separate agreement with this private company to implement a portfolio management product. For the three and nine months ended September 30, 2018, we incurred approximately $162,000 and $767,000, respectively, in expenses to this company, which are included in “Information technology expenses” on our Condensed Consolidated Statements of Comprehensive Income. The Company did not incur any similar expenses during the three or nine months ended September 30, 2017.

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
On October 13, 2017, we reached a settlement with AGF that provided for the dismissal of all claims, with prejudice and without any admission of liability. We agreed to pay AGF a one-time payment of $10.0 million CDN, half of which was covered by our insurance. During 2017, we recorded a net $4.0 million ($5.0 million CDN) charge related to the settlement and associated insurance coverage, with a $4.0 million ($5.0 million CDN) receivable from our insurance provider included in “Other current assets” on our Condensed Consolidated Balance Sheets at December 31, 2017. We received the insurance proceeds of $4.0 million during the nine months ended September 30, 2018 and had no receivable related to the settlement at September 30, 2018.
Our policy is to not accrue legal fees and directly-related costs as part of potential loss contingencies. We have agreed with our Directors & Officers insurance provider that 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF, are covered by insurance. We expense legal fees and directly related costs as incurred. We received the remaining insurance proceeds related to AGF legal expenses during the nine months ended September 30, 2018 and had no receivable at quarter-end. We had a receivable of approximately $212,000 as of December 31, 2017, which represented our then current minimum estimate of expenses that we expected to recover under our insurance policy. This receivable is included in “Other current assets” on our Condensed Consolidated Balance Sheets.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended September 30, 2018
Net fee revenues from external sources	$22,023	$7,191	$—	$—	$29,214
Net intersegment revenues	1,756	58	—	(1,814)	—
Net interest and dividend revenue	187	52	—	—	239
Other, net	389	12	—	—	401
Total revenues	$24,355	$7,313	$—	$(1,814)	$29,854
Economic Earnings	$10,553	$1,357	$(2,369)	$—	$9,541
Less: Restricted stock expense					3,695
Intangible amortization					419
Deferred taxes on goodwill					59
Net income					$5,368

Segment assets	$220,138	$60,658	$16,839	$(105,008)	$192,627
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

Three Months Ended September 30, 2017
Net fee revenues from external sources	$25,334	$7,858	$—	$—	$33,192
Net intersegment revenues	2,026	57	—	(2,083)	—
Net interest and dividend revenue	111	43	—	—	154
Other, net	157	(11)	—	—	146
Total revenues	$27,628	$7,947	$—	$(2,083)	$33,492
Economic Earnings	$8,786	$1,560	$(1,356)	$—	$8,990
Less: Restricted stock expense					4,233
Intangible amortization					469
Deferred taxes on goodwill					156
Net income					$4,132

Segment assets	$208,444	$73,170	$18,388	$(108,640)	$191,362
Segment goodwill	$5,219	$21,925	$—	$—	$27,144

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Nine Months Ended September 30, 2018
Net fee revenues from external sources	$72,963	$22,265	$—	$—	$95,228
Net intersegment revenues	5,639	171	—	(5,810)	—
Net interest and dividend revenue	464	152	—	—	616
Other	331	6	—	—	337
Total revenues	$79,397	$22,594	$—	$(5,810)	$96,181
Economic Earnings	$37,463	$4,034	$(7,069)	$—	$34,428
Less: Restricted stock expense					11,658
Intangible amortization					1,255
Deferred taxes on goodwill					177
Net income					$21,338

Nine Months Ended September 30, 2017
Net fee revenues from external sources	$75,036	$23,570	$—	$—	$98,606
Net intersegment revenues	6,050	160	—	(6,210)	—
Net interest and dividend revenue	391	67	—	—	458
Other	811	(4)	—	—	807
Total revenues	$82,288	$23,793	$—	$(6,210)	$99,871
Economic Earnings	$31,372	$4,528	$(4,592)	$—	$31,308
Less: Restricted stock expense					12,298
Intangible amortization					1,449
Deferred taxes on goodwill					469
Net income					$17,092
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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,368	$4,132	$21,338	$17,092
Add: Stock-based compensation expense	3,695	4,233	11,658	12,298
Add: Intangible amortization	419	469	1,255	1,449
Add: Tax benefit from goodwill amortization	59	156	177	469
Economic Earnings	$9,541	$8,990	$34,428	$31,308

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15. SUBSEQUENT EVENTS
Dividend Declared
In October 2018, Westwood’s Board of Directors declared a quarterly cash dividend of $0.72 per common share, an increase of 6% from the previous quarterly dividend rate, payable on January 2, 2019, to stockholders of record on December 7, 2018.

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
Revenues
We derive our revenues from investment advisory fees, trust fees and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are typically calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenues from performance-based fees at the end of the measurement period. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues.
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
Legal Settlements
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

Assets Under Management
Assets under management (“AUM”) decreased $2.8 billion to $20.8 billion at September 30, 2018 compared with $23.6 billion at September 30, 2017. The average of beginning and ending assets under management for the third quarter of 2018 was $21.2 billion compared to $23.1 billion for the third quarter of 2017. These decreases are due to net outflows, including $1.2 billion of outflows related to the sale of the Omaha-based component of our Private Wealth business, partially offset by market appreciation, over the last twelve months.
The following table displays assets under management as of September 30, 2018 and 2017:

			% Change
			September 30, 2018
	As of September 30,		vs.
	2018	2017	September 30, 2017
	(in millions)
Institutional	$11,979	$13,658	(12)%
Private Wealth	4,790	5,822	(18)
Mutual Funds	4,031	4,144	(3)
Total Assets Under Management(1)	$20,800	$23,624	(12)%
________________

(1)
AUM excludes $268 million and $362 million of assets under advisement (“AUA”) as of September 30, 2018 and 2017, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

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

Roll-Forward of Assets Under Management

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Institutional
Beginning of period assets	$12,457	$12,773	$14,421	$11,911
Inflows(1)	402	1,113	1,187	2,173
Outflows	(1,265)	(659)	(3,858)	(1,954)
Net flows	(863)	454	(2,671)	219
Market appreciation	385	431	229	1,528
Net change	(478)	885	(2,442)	1,747
End of period assets	$11,979	$13,658	$11,979	$13,658

Private Wealth
Beginning of period assets	$4,935	$5,685	$5,566	$5,520
Inflows	106	194	293	509
Outflows(2)	(422)	(216)	(1,242)	(710)
Net flows	(316)	(22)	(949)	(201)
Market appreciation	171	159	173	503
Net change	(145)	137	(776)	302
End of period assets	$4,790	$5,822	$4,790	$5,822

Mutual Funds
Beginning of period assets	$4,199	$4,092	$4,242	$3,810
Inflows	164	293	716	792
Outflows	(466)	(334)	(1,034)	(803)
Net flows	(302)	(41)	(318)	(11)
Market appreciation	134	93	107	345
Net change	(168)	52	(211)	334
End of period assets	$4,031	$4,144	$4,031	$4,144

Total AUM
Beginning of period assets	$21,591	$22,550	$24,229	$21,241
Inflows	672	1,600	2,196	3,474
Outflows	(2,153)	(1,209)	(6,134)	(3,467)
Net flows	(1,481)	391	(3,938)	7
Market appreciation	690	683	509	2,376
Net change	(791)	1,074	(3,429)	2,383
End of period assets	$20,800	$23,624	$20,800	$23,624
________________

(1)	Institutional inflows include approximately $713 million of assets related to a long-only convertibles fund, which transitioned from AUA to AUM during the third quarter of 2017.

(2)
Private Wealth outflows include approximately $271 million and $802 million of assets related to the sale of the Omaha-based component of our Private Wealth business for the three and nine months ended September 30, 2018, respectively.

Three months ended September 30, 2018 and 2017
The $791 million decrease in assets under management for the three months ended September 30, 2018 was due to net outflows of $1.5 billion, partially offset by market appreciation of $690 million. Net outflows were primarily related to our Emerging Markets, SMidCap and Income Opportunity strategies and outflows related to the divestiture of our Omaha operations.
The $1.1 billion increase in assets under management for the three months ended September 30, 2017 was due to market appreciation of $683 million and net inflows of $391 million. Net inflows were primarily related to $713 million in our Strategic Global Convertibles strategy that transitioned from AUA to AUM in the third quarter of 2017, as well as net inflows to our Market Neutral Income and Emerging Markets strategies. These net inflows were partially offset by net outflows from our SMidCap strategies, Income Opportunity strategy and LargeCap Value strategy.
Nine months ended September 30, 2018 and 2017
The $3.4 billion decrease in assets under management for the nine months ended September 30, 2018 was due to net outflows of $3.9 billion, partially offset by market appreciation of $509 million. Net outflows were primarily related to our Emerging Markets, SMidCap, Income Opportunity and LargeCap Value strategies and outflows related to the divestiture of our Omaha operations, partially offset by net inflows to our SmallCap Value strategy.
The $2.4 billion increase in assets under management for the nine months ended September 30, 2017 was due to market appreciation of $2.4 billion and net inflows of $7 million. Net inflows were primarily related to approximately $713 million in our Strategic Global Convertibles strategy that transitioned from AUA to AUM in the third quarter of 2017 and net inflows to our SmallCap Value, Market Neutral Income and Emerging Markets strategies, partially offset by net outflows from our SMidCap strategies and LargeCap Value strategy.

Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included elsewhere in this report.

					% Change	% Change
					Three Months Ended	Nine Months Ended
	Three Months Ended		Nine Months Ended		September 30, 2018	September 30, 2018
	September 30,		September 30,		vs.	vs.
	2018	2017	2018	2017	September 30, 2017	September 30, 2017
Revenues:
Advisory fees: asset-based	$22,023	$25,334	$69,979	$73,619	(13)%	(5)%
Advisory fees: performance-based	—	—	2,984	1,417	—	111
Trust fees	7,191	7,858	22,265	23,570	(8)	(6)
Other revenues	640	300	953	1,265	NM	NM
Total revenues	29,854	33,492	96,181	99,871	(11)	(4)
Expenses:
Employee compensation and benefits	14,444	15,601	46,857	48,875	(7)	(4)
Sales and marketing	549	457	1,401	1,447	20	(3)
Westwood mutual funds	979	977	2,966	2,749	—	8
Information technology	2,332	1,855	6,753	5,494	26	23
Professional services	1,372	1,681	3,677	4,495	(18)	(18)
Legal Settlement	—	4,009	—	4,009	NM	NM
General and administrative	3,027	3,160	6,477	8,697	(4)	(26)
Total expenses	22,703	27,740	68,131	75,766	(18)	(10)
Net operating income	7,151	5,752	28,050	24,105	24	16
Gain on sale of operations	—	—	524	—	NM	NM
Income before income taxes	7,151	5,752	28,574	24,105	24	19
Provision for income taxes	1,783	1,620	7,236	7,013	10	3
Net income	$5,368	$4,132	$21,338	$17,092	30%	25%
_________________________
NM    Not meaningful

Three months ended September 30, 2018 compared to three months ended September 30, 2017
Total Revenues. Total revenues decreased $3.6 million, or 11%, to $29.9 million for the three months ended September 30, 2018 compared with $33.5 million for the three months ended September 30, 2017. Asset-based advisory fees decreased $3.3 million, or 13%, primarily due to lower average assets under management. Trust fees decreased $0.7 million, or 8%, primarily due to the sale of the Omaha-based component of our Private Wealth business.
Employee Compensation and Benefits. Employee compensation and benefits decreased $1.2 million, or 7%, to $14.4 million for the three months ended September 30, 2018 compared with $15.6 million for the three months ended September 30, 2017. The decrease was due to reductions in compensation relating to the sale of the Omaha-based component of our Private Wealth business and short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year quarter.
Legal Settlement. We recorded a net $4.0 million charge related to a legal settlement and associated insurance coverage during the third quarter of 2017. See further discussion of the settlement in Note 13 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included in Part I. Financial Information.
Provision for Income Taxes. The effective tax rate decreased to 24.9% for the three months ended September 30, 2018 from 28.2% for the three months ended September 30, 2017. The current quarter rate benefited from the decrease in the U.S. corporate income tax rate under the Tax Cuts and Jobs Act signed into law in December 2017, partially offset by tax expense of $251,000 related to completion of a state tax audit, while the prior year quarter benefited from the tax impact of our legal settlement with AGF.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Total Revenues. Total revenues decreased $3.7 million, or 4%, to $96.2 million for the nine months ended September 30, 2018 compared with $99.9 million for the nine months ended September 30, 2017. Asset-based advisory fees decreased $3.6 million, or 5%, related to lower average assets under management, and Trust fees decreased $1.3 million, or 6%, primarily due to the sale of the Omaha-based component of our Private Wealth business. These decreases were offset by a $1.6 million increase in performance-based advisory fees.
Employee Compensation and Benefits. Employee compensation and benefits costs decreased $2.0 million, or 4%, to $46.9 million for the nine months ended September 30, 2018 compared with $48.9 million for the nine months ended September 30, 2017. The decrease is due to reductions in compensation relating to the sale of the Omaha-based component of our Private Wealth business and short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year.
Information Technology. Information technology costs increased $1.3 million, or 23%, to $6.8 million for the nine months ended September 30, 2018 compared with $5.5 million for the nine months ended September 30, 2017 primarily due to implementation costs as we continue to invest in our technology infrastructure and increased research expenses.
Professional services. Professional services costs decreased $0.8 million, or 18%, to $3.7 million for the nine months ended September 30, 2018 compared with $4.5 million for the nine months ended September 30, 2017 primarily due to reduced legal fees in the current quarter as we settled the AGF lawsuit in the prior year quarter.
Legal Settlement. We recorded a net $4.0 million charge related to a legal settlement and associated insurance coverage during the third quarter of 2017. See further discussion of the settlement in Note 13 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included in Part I. Financial Information.
General & Administrative. General and administrative expenses decreased $2.2 million, or 26%, to $6.5 million for the nine months ended September 30, 2018 compared to $8.7 million for the nine months ended September 30, 2017 primarily due to a $0.8 million foreign currency transaction gain recorded in the first nine months of 2018 as compared to a $1.6 million foreign currency transaction loss recorded in the first nine months of 2017.
Gain on Sale of Operations. The nine months ended September 30, 2018 includes a $0.5 million gain on the sale of our Omaha-based component of our Private Wealth business.

Provision for Income Taxes. The effective tax rate decreased to 25.3% for the nine months ended September 30, 2018 from 29.1% for the nine months ended September 30, 2017. The current year-to-date rate benefited from the decrease in the U.S. corporate income tax rate under the Tax Cuts and Jobs Act signed into law in December 2017, partially offset by tax expense of $251,000 related to completion of a state tax audit, while the prior year benefited from the tax impact of our legal settlement with AGF and included a $1.0 million tax benefit related to the adoption of ASU 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. Excluding this discrete tax benefit, our effective tax rate for the nine months ended September 30, 2017 would have been 33.0%. Prior to adoption of ASU 2016-09, excess tax benefits were recorded through Additional paid-in capital, with no impact to the effective tax rate.
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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands, except share and per share amounts):

	Three Months Ended September 30,		% Change
	2018	2017
Net income	$5,368	$4,132	30%
Add: Stock-based compensation expense	3,695	4,233	(13)
Add: Intangible amortization	419	469	(11)
Add: Tax benefit from goodwill amortization	59	156	(62)
Economic Earnings	$9,541	$8,990	6%
Diluted weighted average shares outstanding	8,598,230	8,420,749
Economic Earnings per share	$1.11	$1.07

	Nine Months Ended September 30,		% Change
	2018	2017
Net Income	$21,338	$17,092	25%
Add: Stock-based compensation expense	11,658	12,298	(5)
Add: Intangible amortization	1,255	1,449	(13)
Add: Tax benefit from goodwill amortization	177	469	(62)
Economic Earnings	$34,428	$31,308	10%
Diluted weighted average shares outstanding	8,561,918	8,350,926
Economic Earnings per share	$4.02	$3.75

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of September 30, 2018 and December 31, 2017, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the nine months ended September 30, 2018, cash flow provided by operating activities, principally our investment advisory business, was $15.1 million. Cash flow provided by investing activities of $3.9 million during the nine months ended September 30, 2018 was primarily related to the sale of the Omaha-based component of our private wealth business, partially offset by our strategic investment in a private company. Cash flow used in financing activities of $24.3 million for the nine months ended September 30, 2018 reflected the payment of dividends, purchases of restricted stock returned for payment of taxes and purchases of treasury shares for our Canadian share award plan.
We had cash and short-term investments of $119.1 million as of September 30, 2018 and $105.6 million as of December 31, 2017. Cash and cash equivalents as of September 30, 2018 and December 31, 2017 included approximately $30 million and $33 million, respectively, of undistributed income from Westwood International. If these funds were needed for our U.S. operations, we would be required to accrue and pay incremental Canadian withholding taxes to repatriate a portion of these funds. Our current intention is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations. At September 30, 2018 and December 31, 2017, working capital aggregated $117.1 million and $106.6 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2018, Westwood Trust had approximately $16.8 million in excess of its minimum capital requirement.
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
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(1)	$10,120	$3,032	$3,705	$1,759	$1,624
Operating lease obligations	$13,507	$1,908	$4,272	$3,501	$3,826
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
Changes in Internal Controls over Financial Reporting
For the quarter ended September 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)	—	$—	—		$9,366,000
Canadian Plan (2)	—	$—	—	CDN	$3,478,000
Employee transactions (3)	—	$—	—		—
July 1-31, 2018	118	$59.40	—		—

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

ITEM 6.	EXHIBITS

10.1*	Sixteenth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of July 5, 2018

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 24, 2018	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Tiffany B. Kice
Tiffany B. Kice
Chief Financial Officer and Treasurer