Form 10-K
period 2018-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2019-02-21
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,“smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2018 of the voting and non-voting common equity held by non-affiliates of the registrant was $427,426,109. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.
The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 15, 2019: 8,899,174.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

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
General
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is an SEC-registered investment adviser and referred to hereinafter together as “Westwood Management”), Westwood International Advisors Inc. (“Westwood International Advisors”) and Westwood Trust. Westwood Management, founded in 1983, provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, an Irish investment company authorized pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulation 2011 (as amended) (the “UCITS Fund”), individual investors and clients of Westwood Trust. Westwood International Advisors was established in 2012 and provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management. Westwood Management, Westwood International Advisors and Westwood Trust collectively managed assets valued at approximately $16.6 billion at December 31, 2018. We were incorporated under the laws of the State of Delaware on December 12, 2001. Our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock of Westwood Management, Westwood Trust and Westwood International Advisors.
The success of our business is dependent on client, institutional investment consultant and intermediary relationships. We believe that, in addition to investment performance, client service is paramount in the asset management business. Accordingly, a major business focus is to build strong relationships with clients to enhance our ability to anticipate their needs and satisfy their investment objectives. Our team approach is designed to deliver efficient, responsive service to our clients.
We have focused on building our foundation in terms of personnel and infrastructure to support a larger business. We have developed investment strategies that we expect to be desirable within our target institutional, wealth management and mutual fund markets. Developing new investment strategies and building the organization can result in incurring expenses before significant offsetting revenues are realized. We continue to evaluate new strategies and resources in terms of meeting actual and potential investor needs.
Available Information
We maintain a website at westwoodgroup.com. Information contained on, or connected to, our website is not incorporated by reference into this Report and should not be considered part of this Report or any other filing that we make with the Securities and Exchange Commission (“SEC”). All of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website. Our Code of Business Conduct, Corporate Governance Guidelines and Audit Committee, Compensation Committee and Governance/Nominating Committee Charters are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to Terry Forbes, our Chief Financial Officer and Treasurer, at the address set forth on the front of this Report. The public can also obtain any public document we file with the SEC at www.sec.gov.

Advisory
General
Our advisory business is comprised of Westwood Management and Westwood International Advisors and encompasses three distinct investment teams – the U.S. Value Team, the Global Convertible Securities Team and the Emerging Markets Equity Team.
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
Westwood International Advisors, based in Toronto, Canada, provides investment advisory services to large institutions, pooled investment vehicles and the UCITS Fund, as well as subadvisory services to the National Bank Westwood Funds, which are mutual funds offered by National Bank of Canada. Institutional separate account minimums vary by investment strategy and generally range from $10 million to $25 million. Westwood International Advisors' investment strategies are managed by the Emerging Markets Equity Team, with an average of 23 years of investment experience. Westwood International Advisors has entered into a Memorandum of Understanding (“MOU”) with Westwood Management pursuant to which Westwood International Advisors is considered a “participating affiliate” of Westwood Management as that term is used in relief granted by the staff of the SEC allowing U.S. registered investment advisers to use portfolio management or research resources of advisory affiliates subject to the supervision of a registered adviser. Pursuant to the MOU, Westwood International Advisors professionals provide advisory and subadvisory services to certain Westwood Funds®, pooled investment vehicles and large institutions under the supervision of Westwood Management.
Investment Strategies
We offer a broad range of investment strategies, which enables us to serve a variety of client types with different investment objectives, including five investment strategies each with over $1 billion in assets under management: our Income Opportunity, LargeCap Value, SMidCap, SmallCap Value and Emerging Markets strategies.
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
LargeCap Select: Investments in equity securities of approximately 15 to 30 companies with market capitalizations at purchase generally over $5 billion.
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
Master Limited Partnership Infrastructure Renewal: Investments in the securities of approximately 25 to 35 companies that span Master Limited Partnership (“MLP”) subsectors and/or have MLP-like characteristics, with market capitalizations of any size and generally with a 7.5% maximum position size at purchase, unless the security is held by the index. If the security is held by the index, then the portfolio may hold up to its weight in the index.
Master Limited Partnership Opportunities: Investments in the securities of approximately 25 to 35 companies that span MLP subsectors and/or have MLP-like characteristics, with market capitalizations of any size and generally with a 4% maximum position size at purchase.
Master Limited Partnership and Strategic Energy: Investments in the securities of approximately 25 to 40 companies that span MLP subsectors, have MLP-like characteristics, and/or primarily involve energy-related activities, with market capitalizations of any size. Investments in publicly traded partnerships for this strategy will be limited to 25% of the portfolio.
Low Volatility Equity: Investments in the common stock or convertible securities of approximately 40 to 80 companies, seeking a lower level of volatility than traditional equity-oriented strategies. (Jointly managed by U.S. Value and Global Convertible Securities teams).
Flexible Income: Investments in securities across a company’s capital structure with the objective of achieving higher yield and lower volatility than other income alternatives strategies.
Global Convertible Securities Team
The Global Convertible Securities Team manages both long-only and liquid alternative global convertible securities strategies combining a disciplined investment process with rigorous risk management. The team's investment philosophy is based on the following beliefs:

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
The team draws on the proprietary fundamental research of all three of Westwood's investment teams in order to identify securities with attractive risk-adjusted return profiles. The principal investment strategies currently managed by the Global Convertible Securities Team are as follows:
Strategic Global Convertibles: Investments in convertible securities of approximately 60 to 90 global companies, utilizing both a top-down and bottom-up investment process.
Market Neutral Income: Investments utilizing three primary strategies, consisting of short-duration yield-oriented portfolio of global convertible securities, a convertible arbitrage strategy, and a macro hedging strategy.
Emerging Markets Equity Team
The Emerging Markets Equity Team emphasizes Economic Value Added (EVA) in its investment process and seeks to identify mispriced businesses that can generate sustainable earnings growth. The team offers emerging markets equity investment strategies as follows:
Emerging Markets: Investments in equity securities of approximately 70 to 90 emerging markets companies with market capitalizations generally over $500 million.

Emerging Markets Plus: Investments in equity securities of approximately 70 to 90 emerging markets companies with market capitalizations generally over $1.5 billion.
Emerging Markets SMidCap: Investments in equity securities of approximately 50 to 70 emerging markets companies with market capitalizations at purchase generally between $165 million and $9 billion.
Our ability to grow assets under management is primarily dependent on our ability to generate competitive investment performance, our success in building strong relationships with investment consulting firms and other financial intermediaries, as well as our ability to develop new client relationships while nurturing and maintaining existing relationships. We continually seek to expand assets under management by growing our existing investment strategies, as well as identifying and developing new ones. We intend to grow our investment strategies internally but may also consider acquiring new investment strategies from third parties, as discussed under “Growth Strategy” below. Our growth strategy provides clients with more investment opportunities and diversifies our assets under management, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients. Our ten largest clients accounted for approximately 20% of our fee revenues for the year ended December 31, 2018. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.
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
Westwood Management provides investment advisory services to the Westwood Funds® family of mutual funds:

●	Westwood Emerging Markets (WWEMX)	●	Westwood Opportunistic High Yield (WWHYX)(1)
●	Westwood Flexible Income (WFLEX)	●	Westwood Short Duration High Yield (WHGHX)(1)
●	Westwood Income Opportunity (WHGIX)	●	Westwood SmallCap (WHGSX)
●	Westwood LargeCap Value (WHGLX)	●	Westwood SMidCap (WHGMX)
●	Westwood Low Volatility Equity (WLVIX)	●	Westwood SMidCap Plus (WHGPX)
●	Westwood Market Neutral Income (WMNIX)	●	Westwood Strategic Convertibles (WSCIX)
●	Westwood MLP & Strategic Energy (WMLPX)	●	Westwood Worldwide Income Opportunity (WWIOX)

(1) Subadvised by SKY Harbor Capital Management, LLC, a registered investment adviser based in Greenwich, Connecticut
As of December 31, 2018, the Westwood Funds® had assets under management of $3.2 billion.

Trust
General
Through the combined efforts of the Dallas and Houston offices of Westwood Trust, we provide fiduciary and investment services to high net worth individuals and families, non-profit endowments and foundations, public and private retirement plans and individual retirement accounts (“IRAs”). Westwood Trust is chartered and regulated by the Texas Department of Banking. Fees charged by Westwood Trust are separately negotiated with each client and are typically based on assets under management. Clients generally have at least $1 million in investable assets.
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Wealth Management business. The sale was completed on January 12, 2018. The sale does not represent a major strategic shift in our business. Further information on the sale is included in Note 1 “Description of the Business” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” accompanying this Report.
Fiduciary Services
Westwood Trust’s fiduciary services include but are not limited to: financial planning, wealth transfer planning, customizable trust services, trust administration and estate settlement. Westwood Trust also provides custodial services, tax reporting, accounting of trust income and principal, beneficiary and retiree distributions and safekeeping of assets.
Investment Services
Westwood Trust utilizes a consultative approach in developing a client’s portfolio asset allocation. Our approach involves examining clients' financial situations, including their current portfolio of investments, and advising clients on ways to reduce risk, enhance investment returns and strengthen their financial position based on each client’s unique objectives and constraints. Westwood Trust seeks to define and improve risk/return profiles of client investment portfolios by offering a comprehensive investment solution or enhancing clients’ existing investment strategies. Westwood Trust manages separate portfolios of equity and fixed income securities for certain agency and trust clients. Equity portfolios are generally patterned after the institutional strategies offered by Westwood Management or developed by the internal investment team in our Houston office. Fixed income portfolios consist of targeted “laddered” portfolios of primarily high-quality municipal securities.
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
Select Equity Strategy
The Westwood Select Equity strategy aims to provide low-frequency turnover and tax efficiency to high net worth individuals. The offering allows individuals to own a diversified portfolio of best ideas from across Westwood's investment teams. The portfolios are diversified and include value and growth stocks, along with small-, mid- and large-cap stocks. Westwood Select Equity is also available without the tax efficiency overlay.

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
Wealth Management
In our wealth management channel, we generate awareness of our trust fiduciary and investment services through investment consultants, centers of influence, community involvement, and targeted direct marketing to high net worth individuals, families and small to medium-sized institutions. We also seek asset growth generated by referrals from existing clients.

Growth Strategy
We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment professionals. We believe that this focused, stable team has contributed significantly to our solid investment performance, superior client service and a growing array of investment strategies. We believe that opportunities for future growth will come from our ability to:

•	generate growth from new and existing clients and consultant relationships;

•	attract and retain key employees;

•	grow assets in our existing investment strategies;

•	enhance our digital capabilities;

•	foster continued growth of the wealth management platform and distribution channel;

•	foster expanded intermediary distribution;

•	pursue strategic corporate development opportunities;

•	pursue opportunities internationally through targeted sales and relationships with international distributors and institutional investors;

•	continue to strengthen our brand name; and

•	develop or acquire new investment strategies.
Generate growth from new and existing clients and consultant relationships. As our primary business objective, we intend to maintain and enhance existing relationships with clients and investment consultants by providing solid investment performance and attentive client service. During 2018, we hired a new Head of Institutional Sales, who has already created distinct sales and service roles to improve our proactive sales and client engagement strategy. We also intend to pursue growth via targeted sales and marketing efforts that emphasize our investment philosophy, performance and superior client service. New institutional client accounts are sourced from either investment consultants or from our direct sales efforts with institutional investors. We believe that the in-depth knowledge of our firm, our people and our processes embedded in our consultant relationships, as well as in existing and prospective client relationships, is a key factor when being considered for new client investment mandates.
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
Grow assets in our existing investment strategies. We have significant capacity to manage additional assets across our existing range of investment strategies, which we have continued to expand. We have developed a range of institutional investment strategies by building on the core competencies of our U.S. Value Team. Our Emerging Markets Equity Team provides equity strategies that focus on emerging markets that have experienced strong investor demand, and we believe they provide additional growth opportunities. Our Global Convertible Securities Team manages a long-only strategy called Strategic Global Convertibles and a market neutral strategy called Market Neutral Income. We have the team in place to support these investment strategies and, with strong investment performance, we believe that demand for these strategies can provide meaningful growth for our assets under management.
Enhance our digital capabilities. Over the past three years we have invested significant capital to enhance our automation and digital efficiency. We moved our technology infrastructure to secure, cloud-based access, created a data warehouse to improve our investment operations work flow and upgraded our trade order management and trade compliance systems. We are currently in the process of digitizing our portfolio accounting and reconciliation system and developing a fully digital platform for our institutional and wealth management clients. We believe these investments position us to improve efficiencies and better respond to consumer demand for digital interaction with investment advisors.

Foster continued growth of the wealth management platform and distribution channel. Westwood Trust serves small to medium-sized institutions as well as high net worth individuals and families. We anticipate continued interest from clients and prospects in our diversified, highly attentive service model. A significant percentage of asset growth at Westwood Trust stems from referrals, as well as gathering additional assets from existing clients. We believe that our Enhanced Balanced® strategy, which offers diversified exposure to multiple asset classes in a comprehensive manner, our Select Equity strategy, which offers diversified equity exposure in a tax-efficient manner, and our offerings for separately managed portfolios will all provide opportunities for growth. Additionally, we are exploring opportunities to offer passive investment management strategies to enhance our wealth management client experience.
Foster expanded intermediary distribution. During 2018 we hired a new Head of Intermediary Sales in order to expand and target our geographic approach and focus coverage for intermediary distribution. We plan to expand our intermediary sales team to extend our coverage and accelerate growth in top markets. We believe that providing investors access to our mutual funds is a key component to achieving asset growth in the defined contribution and retirement marketplaces as well as with registered investment advisers.
Pursue strategic corporate development opportunities. We evaluate strategic corporate development opportunities to augment organic growth. We may pursue various transactions, including acquisitions of asset management firms, mutual funds, wealth management firms, or other financial institutions, as well as hiring investment professionals or teams. We consider opportunities to enhance our existing operations, expand our range of investment strategies and services or further develop our distribution capabilities. By acquiring investment firms or by hiring investment professionals or teams that successfully manage investment strategies beyond our current expertise, we can both attract new clients and provide existing clients with an even more diversified range of investment strategies. We may also consider forging alliances with other financial services firms to leverage our core competency of developing and managing investment strategies with alliance partners that can provide enhanced distribution capabilities or additional service offerings.
Pursue opportunities internationally through targeted sales and relationships with international distributors and institutional investors. In recent years we have increased our sales efforts outside of the U.S.  As of December 31, 2018, non-U.S. clients represented approximately 20% of our assets under management compared with 16% as of December 31, 2014.  The growth in our non-U.S. client base has primarily been a function of the broadening of our range of investment strategies to include Emerging Markets equity and Global Convertible Securities. In addition, we established a UCITS platform in 2013 for non-U.S. investors. We intend to continue our sales efforts outside of the U.S. We have also engaged a third-party distribution firm focused on intermediary and institutional distribution throughout Continental Europe. We may consider forging alliances with additional international financial services firms or partners to obtain enhanced distribution capabilities and greater access to global customers. Additionally, we continue to target select institutional clients around the globe.
Continue to strengthen our brand name. We believe that the strength of our brand name has been a key component to our long-term success in the investment industry and will be instrumental to our future success. We have developed strong brand name largely through our performance, coupled with high profile coverage in investment publications and electronic media. Several of our investment professionals have been visible in print and electronic media, and we will continue to look for creative ways to strengthen our brand name and reputation in our target markets.
Develop or acquire new investment strategies. We continue to look for opportunities to expand the range of investment strategies that we offer to existing and prospective clients. We may consider internally-developed strategies that extend our existing investment process to new markets, and we may also consider externally acquired investment strategies. An expanded range of investment strategies offers additional ways to serve our client base, generating more diversified revenue streams, as well as providing asset and revenue growth opportunities.

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
We compete against numerous investment dealers, banks, insurance companies, mutual fund companies, exchange-traded funds, brokerage and investment firms and others that sell equity funds, taxable income funds, tax-free investments and other investment products. In addition, the allocation of assets by many investors from active equity investment to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to compete effectively with us. The demand for passive strategies with low-fee structures has rapidly increased, and investors more frequently demand customized and personalized strategies to fit their investment needs. This shift in the marketplace may benefit competitors that offer certain investment vehicles that we do not currently offer. In summary, our competitive landscape is intense and dynamic, which may affect our ability to compete successfully in the future as an independent company.
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
Westwood Management
Our business is subject to regulation at federal and state levels by the SEC and other regulatory bodies. Westwood Management Corp. and Westwood Advisors, L.L.C. are registered with the SEC under the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and under the laws of various states. As registered investment advisers, Westwood Management Corp. and Westwood Advisors, L.L.C. are regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, record keeping, operational and marketing requirements and disclosure obligations. Westwood Management Corp. also acts as adviser to the Westwood Funds®, a family of mutual funds registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”). As an adviser to a registered investment company, Westwood Management Corp. must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance, and restrictions on transactions with affiliates. Under SEC rules and regulations promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management Corp. and Westwood Advisors, L.L.C. to comply with SEC requirements could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized (the “Patriot Act”). We believe that we are in compliance with the regulations under the Investment Advisers Act, the Investment Company Act and the Patriot Act.

As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading of client accounts, allocation of investment opportunities among clients, use of soft dollars, execution of transactions and recommendations to clients. We manage accounts for our clients with the authority to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. We may receive soft dollar credits from certain broker-dealers that are used to pay for brokerage and research-related products, which reduces certain company operating expenses. We intend to use soft dollars to pay for only those brokerage and research related products and services that fall within the safe harbor provisions of the Securities Exchange Act of 1934. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.
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
Westwood International Advisors
Westwood International Advisors is registered with the Ontario Securities Commission (“OSC”) and the Autorité des marchés financiers (“AMF”) in Québec.
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
Tax Reform Act
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates and creating a territorial tax system with a one-time mandatory deemed repatriation tax on previously deferred earnings of foreign subsidiaries. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
We have recognized the incremental tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in our Consolidated Financial Statements for the year ended December 31, 2017. We completed the accounting for our 2017 U.S. corporate income tax return in the third quarter of 2018 and made no significant changes to the amounts provisionally recognized. Further information on the tax impacts of the Tax Reform Act is included in Note 7 “Income Taxes” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” accompanying this Report.
Employees
At December 31, 2018, we had 182 full-time employees (164 based in the United States and 18 based in Canada). No employees are represented by a labor union, and we believe our employee relations are favorable.

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

•
Investment performance: Because we compete with many asset management firms on the basis of our investment strategies, the maintenance and growth of assets under management is dependent, to a significant extent, on the investment performance of the assets that we manage. Poor performance may result in the loss or reduction of client accounts, which decreases revenues. Underperformance relative to peer groups and/or relevant benchmarks for our various investment strategies could adversely affect our results of operations, especially if such underperformance continues for an extended period of time. The historical returns of our strategies and the ratings and rankings we, or the mutual funds that we advise, have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future.  The investment performance we achieve for our customers varies over time and variances can be wide. In addition, certain of our investment strategies have capacity constraints, as there may be a limit to the number of securities available for certain strategies to operate effectively.  In those instances, we may choose to limit access to new or existing investors.

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
We engage in product offerings and international business activities through our emerging markets, global multi-asset and global convertible securities product offerings that we make available to our international and domestic clients. As of December 31, 2018, approximately 20% of our AUM is managed for clients who are domiciled outside the United States. As a result, we face increased operational, regulatory, compliance, marketing, client service, reputational and foreign exchange rate risks. In particular, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 and the Markets in Financial Instruments Directive (MiFID II). The failure of our compliance and internal control systems to properly identify and mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.
We devote considerable time and resources to both domestic and international compliance; however, we may fail to timely and properly identify regulatory requirements or modify our compliance procedures for changes in our regulatory environment, which may subject us to legal proceedings, domestic and foreign government investigations, penalties and fines.
The investment management and wealth management industry is highly competitive and innovative.
The investment management and wealth management industry is highly competitive based on a variety of factors, including investment performance, fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning, business reputation and differentiated products.  A number of factors increase our competitive risks, including the following:

•	Potential competitors have a relatively low cost of entering the investment management industry;

•	Many competitors have greater financial, technological, marketing and other resources, more comprehensive name recognition and more personnel than we do;

•	The continuing trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of some of our competitors;

•	Recent changes in consumer demand for technological capabilities, including the enhanced ability for firms to offer lower fee passive management strategies, has increased competition in our industry;

•	Shifts in demand for alternative investment styles, asset classes and distribution vehicles may cause our competitors to be perceived as more attractive;

•	Other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals;

•	Some competitors charge lower fees for their investment management services than we do;

•	Some competitors may provide more comprehensive client services, including banking, financial planning and tax planning at levels beyond what we currently provide; and

•	Some competitors may have more sophisticated, innovative or advanced distribution networks than we do.
In particular, we have faced significant competition from competitors with lower fee, passive investment strategies. Investment advisors that emphasize passive products have gained, and may continue to gain, significant market share from active managers like us, which could have a material adverse effect on our business. If we are unable to compete effectively, our earnings could be reduced and our business could be adversely affected.

Some of our strategies invest in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
As of December 31, 2018, approximately 24% of our assets under management were invested in strategies offering access to global and emerging markets with significant exposure to non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of clients invested in these strategies. Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested, as well as political, social and economic uncertainty or other diplomatic developments. Many financial markets are less developed or efficient than U.S. financial markets with limited liquidity and higher price volatility, and may lack an established regulatory framework. Liquidity and price volatility may be adversely affected by political or economic events, government policies and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies invested in securities of non-U.S. issuers and may be particularly acute in emerging or less developed markets. As a result, we may be unable to attract or retain client investments in these strategies, or assets invested in these strategies may experience significant declines in value and our results of operations may be negatively affected.
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
The development of new investment strategies, whether through acquisition or internal development, requires a substantial amount of time and significant financial resources, including expenses related to compensation, sales and marketing, information technology, legal counsel and other professional services. Our ability to market and sell a new investment strategy depends on our financial resources, the investment performance of the specific strategy, the timing of the offering, the timing of regulatory approvals and our marketing strategies. Once an investment strategy is developed, we must effectively introduce the strategy to existing and prospective clients. Our ability to sell new investment strategies to existing and prospective clients may depend on our ability to meet or exceed the performance of our competitors offering the same or a similar strategy. We may not be able to manage the assets within a given investment strategy profitably, and it may take years before we produce the kind of results that will attract clients. If we are unable to realize the benefits of the costs and expenses incurred in developing new investment strategies, we may experience losses as a result of our management of these investment strategies, and our ability to introduce further new investment strategies and compete in our industry may be hampered.
To introduce new investment strategies, we may seek to add new investment teams. To the extent we are unable to recruit and retain investment teams to complement our existing business model, we may not be successful in further diversifying and increasing our investment strategies and client assets, which could have a material adverse effect on our business and future prospects. The addition of a new team using an investment strategy with which we may have limited or no experience may require additional resources to update our operational platform and could strain our operational resources and increase the possibility of operational errors.  Additional investments may be required to improve our operational platform. If any new teams or strategies perform poorly and fail to attract sufficient assets, our results of operations and reputation may be adversely affected.
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
Our future success depends upon our ability to attract and retain professional and executive employees, including investment, marketing, client service and management personnel. There is substantial competition for skilled personnel within the asset management business, and the failure to attract, develop, retain and motivate qualified personnel could negatively impact our business, financial condition, results of operations and future prospects. A limited number of our employees, including our Chief Executive Officer and certain investment employees, have employment contracts, while other key employees do not have employment contracts. In order to retain or replace key personnel, we may be required to increase compensation, which would decrease net income. Investment and sales professionals often maintain strong relationships with their clients, and their departure may cause us to lose client accounts, which could have a material impact on our revenues and results of operations.
Failure to implement and maintain effective cyber security controls could disrupt our operations and have a material adverse effect on our results of operations, reputation and stock price.
Our business is dependent on information technology systems and the cyber security controls we and our third party vendors have in place to protect those systems and the information contained therein. Despite the implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software, networks and vendors may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. The techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. A failure of our and our third party vendors' controls to protect our information technology from an external or internal attack or to prevent a breach of confidential client or competitive information could materially interrupt our operations and expose us to regulatory and legal actions, which could have a material adverse effect on our operating results, reputation and stock price. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks to our customers.

Additionally, the SEC issued guidance in February 2018 stating that, as a public company, we are expected to have controls and procedures that relate to cyber security disclosure, and are required under the federal securities laws to disclose information relating to certain cyber attacks or other information security breaches. Successful cyber attacks at other asset management companies or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in the industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures, which could result in a loss of business.
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
Damage to our reputation could impede our ability to attract and retain customers and key employees and could reduce our assets under management, which could have a material adverse effect on our results of operations. Significant regulatory sanctions, fines, penalties, and litigation could also materially adversely affect our financial condition and results of operations.

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
Acquisitions involve inherent risks that could compromise the success of the combined business and dilute the holdings of current stockholders. As part of our long-term business strategy, we may pursue corporate development transactions including the acquisition of asset management firms, mutual funds, wealth management firms and investment professionals or teams. See “Item 1. Business — Growth Strategy.” If we are incorrect when assessing the value, strengths, weaknesses, liabilities and potential profitability of such transactions, or if we fail to adequately integrate the acquired businesses or individuals, the success of the combined business could be compromised. Business acquisitions are subject to the risks commonly associated with such transactions including, among others, potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the acquired companies, potential disruptions to the business of the combined company and potential diversion of management’s time and attention, the impairment of relationships with and the possible loss of key employees and clients as a result of changes in management, potential litigation or other legal risks, potential write-downs related to goodwill impairments in connection with acquisitions and dilution to the stockholders of the combined company if the acquisition is made for stock of the combined company. In addition, investment strategies, technologies or businesses of acquired companies may not be effectively assimilated into our business or may have a negative effect on the combined company’s revenues or earnings. The combined company may also incur significant expenses to complete acquisitions and support acquired investment strategies and businesses. Further, any such acquisitions may be funded with cash, debt or equity, which could dilute the holdings or limit the rights of stockholders. Finally, we may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.
Divestitures involve inherent risks that could compromise the success of our business. Risks related to divestitures can include difficulties in the separation of the divested business, loss of clients, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us and unexpected difficulties in losing employees of the divested business.
As consumer demand for digital interaction with investment advisors and portfolios continues to grow, we are exploring opportunities to develop digital solutions to enhance services to our clients. If we are incorrect in assessing the value, strengths, weaknesses and potential profitability of such passive strategies, or if we fail to adequately integrate the strategies into our wealth management business, the success of our overall business could be compromised. The initial investment in the necessary technological capabilities and the potential diversion of management’s time and attention could have a material impact to our business, financial condition and results of operations.
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
Our employees and certain third-party vendors handle significant amounts of assets along with financial and personal information for our clients. Our employees or third party vendors could misuse or improperly disclose such information, either inadvertently or intentionally, which could harm our reputation. We have implemented a system of controls to minimize the risk of fraudulent use of assets and information; however, our controls may be insufficient to prevent fraudulent actions by employees or third party vendors. If our controls are ineffective, we could be subject to costly litigation, which could consume financial resources, distract management, damage our reputation and result in regulatory sanctions. Such fraudulent actions could also adversely affect clients, causing them to seek redress.
Our business involves risks of being engaged in litigation and liability that could increase our expenses and reduce our results of operations.
Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-registered investment adviser, mutual fund adviser, trustee to certain Trust clients and publicly-traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Similarly, the investment strategies that we manage could be subject to actual or threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims, as well as class action suits seeking substantial damages. While customers do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly or we provide poor financial advice, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent customers are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise or our investment professionals under the federal securities laws or state law. See the discussion of legal proceedings in Item 3. “Legal Proceedings”.
Failure to properly identify and address conflicts of interest could harm our reputation or cause clients to withdraw funds, which could adversely affect our business and results of operations.
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
As we expand the scope of our business and our client base, we must also continue to monitor and address any potential new conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies or otherwise take action to slow the flow of assets when we believe it is in the best interest of our clients, even though our assets under management and investment management fees may be negatively impacted. Similarly, we may establish or add new investment teams or expand operations into other geographic areas or jurisdictions if we believe such actions are in the best interest of our clients, even though our results of operations may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our profit margins, if clients perceive a change in our investment or operational decisions favors a strategy to maximize short term results, they may withdraw funds, which could adversely affect our revenues and results of operations.

Insurance coverage may be inadequate to cover legal and regulatory proceedings.
We maintain insurance coverage in amounts and on terms we believe appropriate to cover legal and regulatory matters and potential cyber security attacks; however, we can make no assurance that there will be adequate coverage or that a specific claim will be covered by our insurance policies. Additionally, insurance premiums may rise for substantially the same coverage amounts and terms, which will increase our expenses and reduce net income.
Various factors may hinder the declaration and payment of dividends.
We have historically paid a quarterly dividend; however, payment of future dividends is subject to the discretion of our Board of Directors, and various factors may prevent us from paying dividends. Such factors include our financial position, capital requirements and liquidity, tax regulations, stock repurchase plans, state corporate and banking law restrictions, results of operations and other factors that our Board of Directors may consider relevant. As a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. Currently, our primary source of cash consists of dividends from Westwood Management or Westwood Trust. The payment of dividends by Westwood Trust is subject to the discretion of its Board of Directors and compliance with applicable laws, including the provisions of the Finance Code applicable to Westwood Trust. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We may not be able to fund future capital requirements on favorable terms, if at all.
We cannot be certain that financing to fund our working capital or other cash requirements, if needed, will be available on favorable terms, if at all. Our capital requirements may vary greatly from quarter to quarter depending on, among other things, capital expenditures, technological investments and fluctuations in our operating results and financing activities. If financing becomes necessary, we may or may not be able to obtain financing on favorable terms, if at all. Further, any future equity financings could dilute the relative percentage ownership of then existing common stockholders, and any future debt financings could involve restrictive covenants that limit our ability to take certain actions.
Failure to maintain effective internal controls could have a material adverse effect on our business and stock price.
Effective internal controls are necessary to provide reliable financial reports. If we cannot provide reliable financial reports, our brand and operating results could be harmed. All internal control systems, no matter how well designed, contain inherent limitations, and systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
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
The prevailing market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including actual or anticipated fluctuations in operating results; changes in market valuations of other similar companies; additions or departures of key personnel; future sales of common stock; deviations in net revenues or in losses from levels expected by the investment community; and trading volume fluctuations.

Our organizational documents contain provisions that may prevent or deter another group from paying a premium over the market price to our stockholders to acquire our stock.
Our organizational documents currently contain provisions that require a two-third vote of the shares of stock entitled to vote to remove directors with or without cause, establish that stockholders cannot act by written consent, and that authorize our Board of Directors to issue, without shareholder approval, blank check preferred stock. Our Board of Directors has approved amendments to our organizational documents that would require a majority vote of the shares of stock entitle to vote to remove directors with or without cause, which we anticipate will be submitted for stockholder approval at our 2019 Annual Meeting of Stockholders. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law relating to business combinations. These provisions could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.
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
To the extent we have to compete on the basis of price, we may not be able to maintain a profitable fee structure. Although our investment management fees vary from product to product, we have competed primarily on the performance of our products and client service rather than on the level of our investment management fees relative to our competitors. In recent years, there has been a trend toward lower fees in the investment management industry driven in large part by low-cost, passive strategies. In order to maintain a profitable fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service levels that make investors willing to pay our fees. We cannot be assured that we will succeed in providing investment returns and service levels that will allow us to maintain a profitable fee structure. Continued fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.
In addition, we have performance fee agreements with a few clients, who pay us a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which could have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly between measurement periods, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $3.0 million in 2018, $1.4 million in 2017 and $0.6 million in 2016.
Our business is dependent on investment advisory, subadvisory, and trust agreements that are subject to termination or non-renewal. As a result, we could lose clients on very short notice.
Substantially all of our revenues are derived pursuant to investment advisory, subadvisory and trust agreements with our clients that are subject to termination without advance notice. Investors in funds that we advise or subadvise may redeem their investments at any time without prior notice, thereby reducing our assets under management. These investors may redeem for any reason, including general financial market conditions, our absolute or relative investment performance or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. For example, we experienced a $7.6 billion decrease in assets under management during 2018 primarily due to $6.2 billion in net outflows. As a result, our revenues derived from advisory-based fees decreased in 2018 as compared to 2017. Substantial additional redemptions or a termination or failure to renew a material number of these agreements would adversely affect our revenues and have a material adverse effect on our earnings and financial condition.

A small number of clients account for a substantial portion of our business, and a reduction or loss of business with any of these clients could have a material adverse effect on our business, financial condition and results of operations.
Our ten largest clients accounted for approximately 20% of our fee revenue for each of the years ended December 31, 2018, 2017 and 2016. We are dependent to a significant degree on our ability to maintain our relationships with these clients. There can be no assurance that we will be successful in maintaining existing client relationships, securing additional clients or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large clients or to establish profitable relationships with additional clients could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Westwood, Westwood Management and Westwood Trust conduct their principal operations using approximately 45,000 square feet of leased office space in Dallas, Texas pursuant to a lease with an initial term that expires in March 2026. In addition, we lease approximately 8,000 square feet of office space in Houston, Texas pursuant to a lease that expires in June 2024 and approximately 2,600 square feet of office space in Southborough, Massachusetts pursuant to a lease that expires in August 2023. Westwood International Advisors conducts its principal operations using approximately 6,000 square feet of office space in Toronto, Ontario pursuant to a lease that expires in October 2021. We continue to assess these facilities to ensure their adequacy to serve our anticipated business needs.

Item 3.	Legal Proceedings.
We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (together “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and Warren International, LLC (“Warren”), an executive recruiting firm. The action related to the hiring of certain members of Westwood’s emerging markets investment team previously employed by AGF.  On November 5, 2012, Westwood issued a response to AGF’s lawsuit with a counterclaim against AGF for defamation, and on November 6, 2012, AGF filed a second lawsuit against Westwood. Westwood sought $1 million CDN in general damages, $10 million CDN in special damages, $1 million CDN in punitive damages, and costs. On November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary, alleging that the employee made defamatory statements about AGF. In this second lawsuit, AGF sought $5 million CDN in general damages, $1 million CDN per defendant in punitive damages, unspecified special damages, interest and costs.
On October 13, 2017, we reached a settlement with AGF that provides for the dismissal of all claims, with prejudice and without any admission of liability. We agreed to pay AGF a one-time payment of $10 million CDN, half of which was covered by our insurance. During 2017, we recorded a net $4.0 million ($5 million CDN) charge related to the settlement and associated insurance coverage, with a $4.0 million ($5 million CDN) receivable from our insurance provider included in “Other current assets” on our Consolidated Balance Sheets at December 31, 2017. We received the insurance proceeds of $4.0 million during the year ended December 31, 2018 and had no receivable related to the settlement at December 31, 2018.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “WHG.” At December 31, 2018, there were approximately 235 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater.
Dividends
We have declared a cash dividend on our common stock for each quarter since our common stock was first publicly traded. On February 6, 2019, we declared a quarterly cash dividend of $0.72 per share on our common stock payable on April 1, 2019 to stockholders of record on March 8, 2019. We intend to continue paying cash dividends in such amounts as our Board of Directors may determine to be appropriate. Any future payments of cash dividends will be at the discretion of the Board of Directors and subject to limitations under the Delaware General Corporation Law.
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
Issuer Purchases of Equity Securities
On July 20, 2012, our Board of Directors authorized management to repurchase up to $10 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. In July 2016, Westwood's Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program. As of December 31, 2018, approximately $5.4 million remained available under the share repurchase program.
Between January 1, 2018 and December 31, 2018, under the share repurchase program the Company repurchased 108,289 shares of our common stock at an average price of $36.94 per share, including commissions, for an aggregate purchase price of $4.0 million.
The following table displays information with respect to the treasury shares we purchased during the three months ended December 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program(1)					$5,366,000
November 1-30, 2018	16,990	$38.98	16,990
December 1-31, 2018	91,299	$36.56	91,299
Canadian Plan(2)	—	—	—	CDN	$3,478,136
Employee transactions(3)
October 1-31, 2018	1,520	$44.49	—		—

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

Performance Graph
The following graph compares total stockholder returns of Westwood since December 31, 2013 with the total return of the Russell 2000 Index and the SNL Asset Manager Index, a composite of 41 publicly-traded asset management companies.

Total Return Performance
150
100
50
Index Value
Westwood Holdings Group, Inc.
Russell 2000 Index
SNL Asset Manager
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2013	2014	2015	2016	2017	2018
Westwood Holdings Group, Inc.	$100.00	$103.00	$90.12	$108.12	$124.61	$67.59	(32.41)%
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09	24.09%
SNL Asset Manager Index	100.00	105.50	89.97	95.18	126.39	95.35	(4.65)%
The total return for our stock and for each index assumes $100 invested on December 31, 2013 in our common stock, the Russell 2000 Index, and the SNL Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE under the ticker symbol “WHG.”
The closing price of our common stock on the last trading day of the year ended December 31, 2018 was $34.00 per share. Historical stock price performance is not necessarily indicative of future price performance.

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

	Year ended December 31, (in thousands, except per share and % amounts)
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
Consolidated Statements of Income Data:
Total revenues	$122,300	$133,785	$123,021	$130,936	$113,241
Employee compensation and benefits	$59,959	$64,955	$61,509	$63,562	$52,847
Employee compensation and benefits as a % of Total revenues	49.0%	48.6%	50.0%	48.5%	46.7%
Income before income taxes	$36,462	$33,893	$34,010	$42,220	$42,036
Income before income taxes as a % of Total revenues	29.8%	25.3%	27.6%	32.2%	37.1%

Net income	$26,751	$19,989	$22,647	$27,105	$27,249
Earnings per share – basic	$3.20	$2.45	$2.84	$3.49	$3.63
Earnings per share – diluted	$3.13	$2.38	$2.77	$3.33	$3.45
Cash dividends declared per common share	$2.76	$2.54	$2.33	$2.07	$1.82

Economic Earnings(6)	$43,943	$38,917	$41,108	$46,496	$41,445
Economic Earnings per common share	$5.14	$4.63	$5.03	$5.71	$5.24
________________

(1)	Our 2018 financial results were impacted by a $2.8 million foreign currency transaction gain, which positively impacted both diluted earnings per share and basic earnings per share by $0.26 per share.

(2)
Our 2017 financial results were impacted by a $1.6 million foreign currency transaction loss, a $2.5 million legal settlement charge, net of insurance recovery and tax and a $3.4 million incremental income tax expense related to tax reform. These items negatively impacted diluted earnings per share by $0.12 per share, $0.30 per share and $0.40 per share, respectively.

(3)
Our 2016 financial results were impacted by $1.3 million of one-time costs, net of tax, associated with implementation of new information technology platforms, which negatively impacted diluted earnings per share by $0.16 per share.

(4)
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

(5)	Our 2014 Income before income taxes as a percentage of Total revenues improved as increases in Total revenues outpaced increases in expenses.

(6)
Economic Earnings is a non–U.S. generally accepted accounting principles (“non-GAAP”) performance measure that is provided as supplemental information. See the definition of Economic Earnings and the reconciliation from Net income in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Financial Information.”

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheets Data (in thousands):
Cash and investments	$118,230	$105,573	$90,164	$95,060	$97,751
Total assets	190,485	192,659	179,678	181,336	139,874
Stockholders’ equity	161,149	156,396	146,069	133,967	110,007

Assets Under Management (in millions)	$16,606	$24,229	$21,241	$20,762	$20,168

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with “Selected Financial Data” included in this Report, as well as our Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.
Forward-Looking Statements
Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “forecast”, “explore,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, our financial condition, and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements. Therefore you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:

•	the composition and market value of our assets under management;

•	regulations adversely affecting the financial services industry;

•	competition in the investment management industry;

•	our assets under management include investments in foreign companies;

•	our ability to develop and market new investment strategies successfully;

•	our reputation and our relationships with current and potential customers;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain effective cyber security;

•	our ability to perform operational tasks;

•	our ability to identify and execute on our strategic initiatives;

•	our ability to maintain effective information systems;

•	our ability to select and oversee third-party vendors;

•	litigation risks;

•	our ability to properly address conflicts of interest;

•	our ability to maintain adequate insurance coverage;

•	our ability to maintain an effective system of internal controls;

•	our ability to maintain our fee structure in light of competitive fee pressures;

•	our relationships with investment consulting firms; and

•	the significant concentration of our revenues in a small number of customers.
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

Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International Advisors. Westwood Management and Westwood International Advisors provide investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, an Irish investment company authorized pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulation 2011 (as amended) (the “UCITS Fund”), individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management, and at December 31, 2018, Westwood Management, Westwood International Advisors and Westwood Trust collectively managed assets valued at approximately $16.6 billion. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
With respect to most of our client assets under management, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have average investment experience of seventeen years.
We have focused on building a foundation in terms of personnel and infrastructure to support a potentially much larger business. We have also developed investment strategies that we believe will be desirable within our target institutional, wealth management and mutual fund markets. The cost of developing new products and growing the organization as a whole has resulted in our incurring expenses that, in some cases, do not currently have significant offsetting revenues. While we continue to evolve our products, we believe that the appropriate foundation and products are in place such that investors will recognize the value in these products, thereby generating new revenue streams for Westwood.
2018 Highlights
The following items are highlights for the year ended December 31, 2018:

•
Assets under management as of December 31, 2018 were $16.6 billion, a 31% decrease compared to December 31, 2017. Quarterly average assets under management decreased 8% to $21.4 billion for 2018 compared to 2017, which contributed to the 9% decrease in total revenue from 2017.

•	Our LargeCap Value, Emerging Markets Plus, SMidCap, SMidCap Plus, Emerging Markets, and Emerging Markets SMidCap strategies exhibited strong performance.

•	Our SmallCap strategy was selected as a subadvisor to the Morningstar U.S. Equity Fund.

•	The effective tax rate decreased to 26.6% for 2018 compared to 41.0% for 2017 related to the Tax Reform Act enacted in December 2017.

•
In October 2018, our Board approved a 6% increase in our quarterly dividend to $0.72 per share for an annual rate of $2.88 per share, which results in a dividend yield of 8.5% using the year-end stock price of $34.00 per share.

•	We repurchased 108,289 shares of our common stock for an aggregate purchase price of $4.0 million.

•	Our financial position remains strong with liquid cash and short-term investments of $118.2 million and no debt as of December 31, 2018.

•	We closed the sale of our Omaha-based Wealth Management operations, received net proceeds of $10.0 million and recognized a $0.5 million gain on sale.

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
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Trust fees are primarily either paid quarterly in arrears based on a daily average of assets under management for the quarter, or monthly based on the month-end assets under management. Since billing periods for most of Westwood Trust's clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Consolidated Financial Statements do not contain a significant amount of deferred revenue.
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
Gain (loss) on foreign currency transactions
Gain (loss) on foreign currency transactions consist of foreign currency transactions primarily related to Westwood International Advisors.

Gain on Sale of Operations
Gain on sale of operations includes the gain on the sale of our Omaha-based component of our Wealth Management business.

Assets Under Management
Assets under management decreased $7.6 billion, or 31%, to $16.6 billion at December 31, 2018 compared to $24.2 billion at December 31, 2017. Quarterly average assets under management decreased $1.8 billion, down 8%, to $21.4 billion for 2018 compared with $23.1 billion for 2017. The decrease in average assets under management is due principally to net outflows, including $1.1 billion of outflows related to the sale of the Omaha-based component of our Wealth Management business, and asset depreciation over the last twelve months.
Assets under management increased $3.0 billion, or 14%, to $24.2 billion at December 31, 2017 compared to $21.2 billion at December 31, 2016. Quarterly average assets under management increased $2.0 billion, up 9%, to $23.1 billion for 2017 compared with $21.2 billion for 2016. The increase in average assets under management is due principally to market appreciation over the preceding twelve months and $713 million in a long-only convertibles fund that transitioned from assets under advisement (“AUA”) to AUM during the third quarter of 2017.
The following table presents our assets under management as of December 31, 2018, 2017 and 2016:

	As of December 31, (in millions)			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Institutional	$9,327	$14,421	$11,911	(35)%	21%
Wealth Management	4,043	5,566	5,520	(27)%	1%
Mutual Funds	3,236	4,242	3,810	(24)%	11%
Total Assets Under Management(1)	$16,606	$24,229	$21,241	(31)%	14%
________________

(1)
AUM for 2018, 2017 and 2016 excludes approximately $228 million, $382 million and $1.0 billion of AUA, respectively, related to our model portfolios, for which we provide consulting advice but do not have direct discretionary investment authority. During the third quarter of 2017, approximately $713 million related to a long-only convertibles fund transitioned from AUA to AUM.

Our assets under management disclosure reflects management’s view of our three types of accounts: institutional, wealth management and mutual funds.

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

•
Wealth Management includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provided advisory services to high net worth individuals. Prior to 2018, it also included assets for which Westwood Advisors, L.L.C. provided advisory services in ten limited liability companies to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International Advisors and external unaffiliated subadvisors. For certain assets in this category Westwood Trust currently provides limited custody services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently held in custody for clients where we believe such assets may convert to fee-generating managed assets following an inter-generational transfer of wealth.

•
Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and wealth management accounts.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2018
Assets Under Management (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$14,421	$5,566	$4,242	$24,229
Client flows:
Inflows/new accounts	1,353	378	879	2,610
Outflows/closed accounts(1)	(5,536)	(1,639)	(1,672)	(8,847)
Net outflows	(4,183)	(1,261)	(793)	(6,237)
Market depreciation	(911)	(262)	(213)	(1,386)
Net change	(5,094)	(1,523)	(1,006)	(7,623)
End of period assets	$9,327	$4,043	$3,236	$16,606
________________

(1)	Wealth Management outflows include approximately $1.1 billion of assets related to the sale of our Omaha-based component of our Wealth Management business.
The decrease in assets under management for the year ended December 31, 2018 was due to net outflows of $6.2 billion, which included approximately $1.1 billion of outflows related to the divestiture of our Omaha operations, and market depreciation of $1.4 billion. Flows were primarily related to net outflows in our SMidCap strategies, Emerging Markets strategies, LargeCap Value strategy and Income Opportunity strategy.

	Year Ended December 31, 2017
Assets Under Management (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$11,911	$5,520	$3,810	$21,241
Client flows:
Inflows/new accounts(1)	2,966	786	986	4,738
Outflows/closed accounts(2)	(2,714)	(1,357)	(1,065)	(5,136)
Net inflows (outflows)	252	(571)	(79)	(398)
Market appreciation	2,258	617	511	3,386
Net change	2,510	46	432	2,988
End of period assets	$14,421	$5,566	$4,242	$24,229
________________

(1)	Institutional inflows include approximately $713 million of assets related to a long-only convertibles fund, which transitioned from AUA to AUM during the third quarter of 2017.

(2)	Wealth Management outflows include approximately $397 million of assets related to the sale of our Omaha-based component of our Wealth Management business.

The increase in assets under management for the year ended December 31, 2017 was due to market appreciation of $3.4 billion, partially offset by net outflows of $398 million, which included approximately $713 million of inflows in our Strategic Global Convertibles strategy that transitioned from AUA to AUM in the third quarter of 2017. Flows were primarily driven by net outflows in our SMidCap strategies and LargeCap Value strategy, partially offset by net inflows in our SmallCap Value and Market Neutral Income strategies.

	Year Ended December 31, 2016
Assets Under Management (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$11,752	$5,393	$3,617	$20,762
Client flows:
Inflows/new accounts(1)	1,694	623	939	3,256
Outflows/closed accounts(1)	(2,877)	(826)	(1,088)	(4,791)
Net outflows	(1,183)	(203)	(149)	(1,535)
Market appreciation	1,342	330	342	2,014
Net change	159	127	193	479
End of period assets	$11,911	$5,520	$3,810	$21,241
________________

(1)
Institutional outflows include approximately $30 million in an account that transitioned to our model portfolio for which we no longer have direct discretionary investment authority. This account is included in AUA aggregating $1.0 billion as of December 31, 2016.

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

Results of Operations
The following table and discussion of our results of operations is based upon data derived from our Consolidated Statements of Comprehensive Income contained in our Consolidated Financial Statements and should be read in conjunction with these statements included elsewhere in this Report.

	Years ended December 31, (in thousands)			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Advisory fees:
Asset-based	$89,367	$99,201	$91,492	(10)%	8%
Performance-based	2,984	1,411	635	111	122
Trust fees	28,953	31,621	30,313	(8)	4
Other revenues, net	996	1,552	581	(36)	167
Total revenues	122,300	133,785	123,021	(9)	9
Expenses:
Employee compensation and benefits	59,959	64,955	61,509	(8)	6
Sales and marketing	1,936	2,042	1,919	(5)	6
Westwood mutual funds	3,808	3,938	3,155	(3)	25
Information technology	9,103	7,785	7,735	17	1
Professional services	4,783	5,916	5,622	(19)	5
Legal settlement	—	4,009	—	NM	NM
General and administrative	9,564	9,652	9,433	(1)	2
(Gain) loss on foreign currency transactions	(2,791)	1,595	(362)	NM	NM
Total expenses	86,362	99,892	89,011	(14)	12
Net operating income	35,938	33,893	34,010	6	—
Gain on sale of operations	524	—	—	NM	NM
Income before income taxes	36,462	33,893	34,010	8	—
Provision for income taxes	9,711	13,904	11,363	(30)	22
Net income	$26,751	$19,989	$22,647	34%	(12)%
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Total Revenues. Total revenues decreased $11.5 million, or 9%, to $122.3 million compared with $133.8 million for 2017. The decrease was attributable to a $9.8 million decrease in asset-based advisory fees and a $2.7 million decrease in Trust fees, partially offset by a $1.6 million increase in performance-based fees. Advisory-based fees decreased as a result of lower average assets under management compared to 2017. Trust fees decreased primarily due to the sale of the Omaha-based component of our Wealth Management business.

Employee Compensation and Benefits. Employee compensation and benefit costs decreased $5.0 million, or 8%, to $60.0 million compared with $65.0 million in 2017 primarily due to the elimination of compensation following the sale of the Omaha-based component of our Wealth Management business and decreases in short- and long-term incentive compensation as a result of lower assets-based fees compared to the prior year.
Information Technology. Information technology costs increased $1.3 million, or 17%, to $9.1 million compared with $7.8 million in 2017 primarily due to implementation costs as we continue to invest in our technology infrastructure and increased research expenses.
Professional Services. Professional services costs decreased $1.1 million, or 19%, to $4.8 million compared to $5.9 million in 2017 primarily due to reduced legal fees as the AGF litigation was settled in 2017 and the sale of our Omaha-based component was finalized in the first quarter of 2018.
Legal Settlement. We recorded a net $4.0 million charge related to the AGF legal settlement, net of associated insurance coverage, during the third quarter of 2017. See further discussion of the settlement in Note 14 “Commitments and
Contingencies” to our Consolidated Financial Statements included in Part II. Item 8. “Financial Statements and Supplementary Data.”
(Gain) loss on foreign currency transactions. We recorded $2.8 million foreign currency transaction gains in 2018 due to an 8% increase in the Canadian dollar exchange rate.
Provision for Income Taxes. The effective tax rate decreased to 26.6% for 2018 compared to 41.0% for 2017 primarily related to the Tax Reform Act enacted in December 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Total Revenues. Total revenues increased $10.8 million, or 9%, to $133.8 million compared with $123.0 million for 2016. The increase was attributable to a $7.7 million increase in asset-based advisory fees, a $1.3 million increase in Trust fees, and a $0.8 million increase in performance-based fees. Advisory-based and Trust fees increased as a result of higher average assets under management compared to 2016.
Employee Compensation and Benefits. Employee compensation and benefit costs increased $3.4 million, or 6%, to $65.0 million compared with $61.5 million in 2016. This increase was primarily due to higher incentive compensation and performance-based restricted stock expense as a result of higher pre-tax income (excluding legal settlement costs), as well as increased average headcount and merit increases. We had 181 full-time employees as of December 31, 2017 compared to 174 at December 31, 2016.
Westwood Mutual Funds. Westwood mutual funds expenses increased 25% to $3.9 million compared to $3.2 million for 2016 primarily due to increased overall shareholder servicing costs on higher mutual funds average assets under management and increased commission fees related to the addition of a third-party seller at the end of 2016.
Legal Settlement. We recorded a net $4.0 million charge related to a legal settlement, net of associated insurance coverage, during the third quarter of 2017. See further discussion of the settlement in Note 14 “Commitments and Contingencies” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.
(Gain) loss on foreign currency transactions. We recorded $1.6 million foreign currency transaction losses in 2017 as a result of a 7% decrease in the Canadian dollar exchange rate.
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
For the year ended December 31, 2018, our Economic Earnings increased by 13% to $43.9 million compared with $38.9 million for the year ended December 31, 2017. The current year benefited from foreign currency transaction gains of $2.8 million, a lower effective tax rate related to the Tax Reform Act signed into law in December 2017 and lower employee compensation costs, offset by lower total revenue due to a decrease in average assets under management and non-recurrence of a $4.0 million legal settlement expense recorded in the prior year.
The following table provides a reconciliation of net income to Economic Earnings for the years presented:

	For the years ended December 31, (in thousands, except share data)					% Change
	2018	2017	2016	2015	2014	2018 vs. 2017	2017 vs. 2016	2016 vs. 2015	2015 vs. 2014
Net Income	$26,751	$19,989	$22,647	$27,105	$27,249	34%	(12)%	(16)%	(1)%
Add: Restricted stock expense	15,283	16,430	15,954	17,574	13,685	(7)	3	(9)	28
Add: Intangible amortization	1,672	1,872	1,960	1,546	359	(11)	(4)	27	331
Add: Tax benefit from goodwill amortization	237	626	547	271	152	(62)	14	102	78
Economic Earnings	$43,943	$38,917	$41,108	$46,496	$41,445	13%	(5)%	(12)%	12%
Economic Earnings per Share	$5.14	$4.63	$5.03	$5.71	$5.24	11%	(8)%	(12)%	9%

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data (in thousands)	2018	2017
Cash and cash equivalents	$52,449	$54,249
Accounts receivable	18,429	21,660
Total liquid assets	$70,878	$75,909
Investments, at fair value	$65,781	$51,324
We had cash and short-term investments of $118.2 million and $105.6 million as of December 31, 2018 and 2017, respectively. Cash and cash equivalents includes approximately $33 million of undistributed income from Westwood International Advisors for both periods ending December 31, 2018 and 2017. In accordance with the one-time mandatory deemed repatriation required under tax legislation signed into law in December 2017, we paid $1.8 million in income taxes related to this undistributed income. If these funds were needed for our U.S. operations, we would be required to accrue and pay incremental Canadian withholding taxes to repatriate a portion of these funds. Our current intent is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations.
At December 31, 2018 and 2017, working capital aggregated $114.0 million and $106.6 million, respectively. As required by the Finance Code, Westwood Trust is subject to a minimum capital requirement of $4.0 million. At December 31,

2018, Westwood Trust had approximately $18.6 million in excess of its minimum capital requirement. We had no debt at December 31, 2018 or December 31, 2017.

	For the years ended December 31,
Cash Flow Data (in thousands)	2018	2017	2016
Operating cash flows	$31,484	$48,009	$47,392
Investing cash flows	3,597	(1,167)	(1,810)
Financing cash flows	(34,115)	(28,577)	(34,944)
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of December 31, 2018 and 2017, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, generally result from timing differences between collection of fees billed and payment of operating expenses.
During 2018, cash flow provided by operating activities aggregated $31.5 million compared to cash provided by operations of $48.0 million during 2017 and $47.4 million during 2016. The decrease of $16.5 million from 2017 to 2018 was primarily due to cash transferred to our investment accounts offset by changes in operating assets and liabilities and net income. The increase of $0.6 million from 2016 to 2017 was primarily due to changes in operating assets and liabilities and net income, partially offset by cash transferred from our investment accounts.
Cash flow provided by investing activities during 2018 of $3.6 million was primarily related to the proceeds from the sale of our Omaha-based component of our Wealth Management business, partially offset by a $5.4 million private equity investment. Cash flow used in investing activities during 2017 and 2016 of $1.2 million and $1.8 million primarily related to the purchase of property and equipment.
Cash used in financing activities of $34.1 million during 2018 compared to $28.6 million and $34.9 million during 2017 and 2016, respectively. The increase in 2018 primarily related to repurchases of common stock under our share repurchase plan. The decrease from 2016 to 2017 related to a 2016 payment of contingent consideration related to the acquisition of our Westwood Trust Houston office and 2016 repurchases of common stock under our share repurchase plan.
Our future liquidity and capital requirements will depend upon numerous factors, including results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Item 1A. Risk Factors” in this Report. We believe that current cash and short-term investment balances and cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months; however, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.

Cash Dividends
The following table summarizes dividends declared during 2018 and 2017:
2018 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 7, 2018	March 9, 2018	April 2, 2018	$0.68
April 25, 2018	June 8, 2018	July 2, 2018	$0.68
July 25, 2018	September 7, 2018	October 1, 2018	$0.68
October 24, 2018	December 7, 2018	January 2, 2019	$0.72
			$2.76

2017 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 8, 2017	March 10, 2017	April 3, 2017	$0.62
April 27, 2017	June 9, 2017	July 3, 2017	$0.62
July 28, 2017	September 8, 2017	October 2, 2017	$0.62
October 24, 2017	December 8, 2017	January 2, 2018	$0.68
			$2.54
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018 (in thousands).

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations(1)	$11,669	$3,926	$4,580	$1,759	$1,404
Operating lease obligations	$13,181	$2,110	$4,225	$3,443	$3,403
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
A VIE is an entity in which (i) the total equity investment at risk is not sufficient to enable the entity to finance its activities without subordinated financial support, (ii) the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest or (iii) the entity is structured with disproportionate voting rights, and substantially all of the activities are conducted on behalf of an investor with disproportionately few voting rights. That is, the at-risk equity holders do not have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. An enterprise must consolidate all VIEs of which it is the primary beneficiary. We determine if a sponsored investment meets the definition of a VIE by considering whether the fund’s equity investment at risk is sufficient to finance its activities without additional subordinated financial support and whether the fund’s at-risk equity holders absorb any losses, have the right to receive residual returns and have the right to direct the activities of the entity most responsible for the entity’s economic performance. The primary beneficiary of a VIE is defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated on a continuing basis.
A VOE is an entity that is outside the scope of the guidance for VIEs. Consolidation of a VOE is required when a reporting entity owns a controlling financial interest in a VOE. Ownership of a majority of the voting interests is the usual condition for a controlling financial interest. Assessing whether or not an entity is a VIE or VOE involves judgment and analysis. Factors included in this assessment include the legal organization of the entity, our contractual involvement with the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Determining if the Company is the primary beneficiary of a VIE also requires significant judgment. There is judgment involved to assess if the Company has the power to direct the activities that most significantly impact the entity’s economic results and to assess if the Company has an obligation to absorb the majority of expected losses or a right to receive the majority of residual returns. We reconsider whether entities are a VIE or VOE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change an investor's ability to direct the activities of the entity.
We have evaluated (i) our advisory relationships with Westwood Investment Funds PLC (the “UCITS Fund”) and the Westwood Funds®, (ii) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality Fund I, LLC and Westwood Technology Fund LP (collectively the “Private Equity Funds”) and (iii) the private company discussed in Note 3 “Investments” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”). Based on our analysis, we determined that the CTFs and Private Equity Funds were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. Prior to the sale of our Omaha-based operations, we also considered our advisory relationship with ten limited liability companies (“LLCs”) as VIEs, but as of December 31, 2018, we no longer serve as the managing member of the funds and do not control the activities that most significantly impact the entities' economic performance. Therefore these LLCs are no longer considered VIEs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors by a simple majority vote and so we determined that the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds® or the Private Equity independent boards of directors, which direct the activities that most significantly impact the entities' economic performance, we determined that the Westwood Funds® and the Private Equity were not VIEs. Therefore, the UCITS Fund, Westwood Funds® and Private Equity should be analyzed under the VOE consolidation method.
Based on our analysis of our investments in these entities for the periods ending December 31, 2018 and 2017, we have not consolidated the CTFs, Private Equity Funds or LLCs under the VIE method or the UCITS Fund, Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results. We have included the disclosures related to VIEs and VOEs in Note 12 “Variable Interest Entities” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”
Business Combinations
In allocating the purchase price of a business combination, the Company records all assets acquired and liabilities assumed at fair value with the excess of the purchase price over the aggregate fair values recorded as goodwill. ASC 820, Fair

Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The fair value assigned to identifiable intangible assets acquired is based on estimates and assumptions made by management at the time of the acquisition. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to the facts and circumstances existing as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition purchase price and are expensed as incurred.
Goodwill
Goodwill is not amortized but is tested for impairment, at least annually. We assess the recoverability of the carrying amount of goodwill either qualitatively or quantitatively as of July 1 of each fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. When assessing the recoverability of goodwill, we may first assess qualitative factors. If an initial qualitative assessment indicates that it is more likely than not that the carrying amount exceeds fair value, a quantitative analysis may be required. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis.
Recoverability of the carrying value of goodwill is measured at the reporting unit level. We have identified two reporting units, which are consistent with our reporting segments. In performing a quantitative analysis, we measure the recoverability of goodwill for our reporting units using a combination of the income approach and the market multiple approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of cash flows and the risks inherent in such cash flows. The key assumptions used in the market multiple valuation require significant management judgment, including the determination of our peer group and the valuation multiples of such peer group. If the carrying value exceeds the fair value, an impairment loss is measured by reducing the goodwill to the fair market value.
We completed our annual impairment assessments during 2018, 2017 and 2016 and concluded that no impairment losses were required.
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
We completed our annual impairment assessments during 2018, 2017 and 2016 and concluded that no impairment losses were required.
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

Accounting for Income Taxes
We operate in several states and countries and are required to allocate our income, expenses and earnings under the various laws and regulations of these tax jurisdictions. Accordingly, our provision for income taxes reflects the statutory tax obligations of the jurisdictions in which we operate. Significant judgment and complex calculations are used when determining our tax liability and in evaluating our tax positions, and we are subject to audits by taxing authorities in each of the jurisdictions in which we operate. We adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. Changes in tax laws may result in changes to our tax position and effective tax rates. We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Further information on the tax impacts of the Tax Reform Act is included in Note 7 “Income Taxes” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”
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
We are required to assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. As of December 31, 2018 and 2017, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income does not result in future years, a valuation allowance may be required.
We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority based on the merits of the position. We periodically review our tax positions and adjust the balances as new information becomes available. In making these assessments, we often must analyze complex tax laws of multiple domestic and international jurisdictions. The actual outcome of our tax positions, if significantly different from our estimates, could materially impact the financial statements. Further information on uncertain tax positions is included in Note 7 “Income Taxes” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”
Accounting Developments
See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for a description of new accounting standards and their anticipated effects on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Our revenues are primarily generated from fees derived as a percentage of our AUM, which is subject to market risks. Additionally, we invest corporate capital in various financial instruments, including United States treasury bills and equity funds, all of which present inherent market risks. We do not currently participate in any hedging activities, nor do we utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that involve market risks.
Securities Markets and Interest Rates
The value of assets under management is affected by fluctuations in securities markets and changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of assets under management, our revenues may be adversely affected by a decline in the prices of securities or changing interest rates. A hypothetical 10% decrease in our average assets under management during the year ended December 31, 2018 would have reduced our reported consolidated total revenue by approximately $12 million.
Our cash equivalents and other investment instruments are exposed to financial market risk due to fluctuations in interest rates, which may affect interest income. We do not expect interest income to be significantly affected by sudden changes in market interest rates.
Foreign Currency Risk
Westwood International Advisors operates in Toronto, Canada and accordingly we are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the United States dollar. For the year ended December 31, 2018, Westwood International Advisors represented 42% of our consolidated income before income taxes. Changes in the currency exchange rate result in cumulative translation adjustments included in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a United States dollar for the year ended December 31, 2018 were 0.7271 and 0.8157, respectively. A hypothetical 10% devaluation in the average quoted United States dollar-equivalent of the Canadian dollar exchange rate during the year ended December 31, 2018 would have reduced our reported consolidated income before income taxes by approximately $1.5 million.

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
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2018, Westwood’s internal control over financial reporting is effective based on those criteria.
Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting. This report appears on page 41.

By:	/s/ Brian O. Casey
Brian O. Casey, President & Chief Executive Officer

/s/ Murray Forbes III
Murray Forbes III, Chief Financial Officer & Treasurer
February 21, 2019
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Westwood Holdings Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Dallas, Texas
February 21, 2019

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is, or will be, set forth in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
Equity Compensation Plan Information
The following table gives information as of December 31, 2018 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Fifth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries, which are our only equity compensation plans in effect at that time. The material terms of these plans were approved by our stockholders and are discussed in Note 10 “Employee Benefits” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	527,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	527,000
(1) Includes 452,000 shares available under our Fifth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and approximately 75,000 shares available under the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries.
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
Dated: February 21, 2019
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

Signatures	Title

/s/ Brian O. Casey	President, Chief Executive Officer and Director
Brian O. Casey	(Principal Executive Officer)

/s/ Murray Forbes III	Chief Financial Officer and Treasurer
Murray Forbes III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard M. Frank	Chairman of the Board of Directors
Richard M. Frank

/s/ Susan M. Byrne	Vice Chairman of the Board of Directors
Susan M. Byrne

/s/ Ellen H. Masterson	Director
Ellen H. Masterson

/s/ Robert D. McTeer	Director
Robert D. McTeer

/s/ Geoffrey R. Norman	Director
Geoffrey R. Norman

/s/ Martin J. Weiland	Director
Martin J. Weiland

/s/ Raymond E. Wooldridge	Director
Raymond E. Wooldridge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of Westwood Holdings Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ Deloitte & Touche LLP
Dallas, Texas
February 21, 2019

We have served as the Company's auditor since 2015.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(in thousands, except par values and share amounts)

	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$52,449	$54,249
Accounts receivable	18,429	21,660
Investments, at fair value	65,781	51,324
Prepaid income taxes	349	4,269
Other current assets	2,731	6,612
Total current assets	139,739	138,114
Investments	5,425	—
Goodwill	19,804	27,144
Deferred income taxes	5,102	3,407
Intangible assets, net	15,961	19,804
Property and equipment, net of accumulated depreciation of $6,462 and $5,673	4,454	4,190
Total assets	$190,485	$192,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,518	$3,501
Dividends payable	7,710	7,357
Compensation and benefits payable	15,102	19,075
Income taxes payable	365	1,598
Total current liabilities	25,695	31,531
Accrued dividends	1,576	1,717
Noncurrent income taxes payable	—	1,017
Deferred rent	2,065	1,998
Total long-term liabilities	3,641	4,732
Total liabilities	29,336	36,263
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,182,583 and outstanding 8,904,902 shares at December 31, 2018; issued 9,980,827 and outstanding 8,899,587 shares at December 31, 2017	102	100
Additional paid-in capital	194,116	179,241
Treasury stock, at cost – 1,277,681 shares at December 31, 2018; 1,081,240 shares at December 31, 2017	(58,711)	(49,788)
Accumulated other comprehensive loss	(4,883)	(1,764)
Retained earnings	30,525	28,607
Total stockholders’ equity	161,149	156,396
Total liabilities and stockholders’ equity	$190,485	$192,659

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands, except shares and per share data)

	2018	2017	2016
Revenues:
Advisory fees:
Asset-based	$89,367	$99,201	$91,492
Performance-based	2,984	1,411	635
Trust fees	28,953	31,621	30,313
Other revenues, net	996	1,552	581
Total revenues	122,300	133,785	123,021
Expenses:
Employee compensation and benefits	59,959	64,955	61,509
Sales and marketing	1,936	2,042	1,919
Westwood mutual funds	3,808	3,938	3,155
Information technology	9,103	7,785	7,735
Professional services	4,783	5,916	5,622
Legal settlement	—	4,009	—
General and administrative	9,564	9,652	9,433
(Gain) loss on foreign currency transactions	(2,791)	1,595	(362)
Total expenses	86,362	99,892	89,011
Net operating income	35,938	33,893	34,010
Gain on sale of operations	524	—	—
Income before income taxes	36,462	33,893	34,010
Provision for income taxes	9,711	13,904	11,363
Net income	$26,751	$19,989	$22,647
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,119)	2,523	401
Other comprehensive income (loss)	(3,119)	2,523	401
Total comprehensive income	$23,632	$22,512	$23,048

Earnings per share:
Basic	$3.20	$2.45	$2.84
Diluted	$3.13	$2.38	$2.77
Weighted average shares outstanding:
Basic	8,365,360	8,147,742	7,961,891
Diluted	8,547,370	8,400,022	8,165,475

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share and per share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, January 1, 2016	8,630,687	$94	$143,797	$(34,910)	$(4,688)	$29,674	$133,967
Net income						22,647	22,647
Other comprehensive income					401		401
Issuance of common stock for acquisition	80,253	1	3,733				3,734
Issuance of restricted stock, net of forfeitures	296,376	3	(3)				—
Stock-based compensation expense			15,954				15,954
Reclassification of compensation liability to be paid in shares			167				167
Tax benefit related to stock-based compensation			(256)				(256)
Dividends declared ($2.33 per share)						(20,440)	(20,440)
Purchases of treasury stock	(128,026)			(6,248)			(6,248)
Issuance of treasury stock under employee stock plans	20,375		(662)	662			—
Restricted stock returned for payment of taxes	(80,963)			(3,857)			(3,857)
BALANCE, December 31, 2016	8,810,375	$98	$162,730	$(44,353)	$(4,287)	$31,881	$146,069
Cumulative Adjustment for ASU 2016-09			711			(711)	—
Net income						19,989	19,989
Other comprehensive income					2,523		2,523
Issuance of restricted stock, net of forfeitures	178,889	2	(2)				—
Stock-based compensation expense			16,430				16,430
Reclassification of compensation liability to be paid in shares			591				591
Dividends declared ($2.54 per share)						(22,552)	(22,552)
Purchases of treasury stock	(23,822)			(1,326)			(1,326)
Issuance of treasury stock under employee stock plans	22,091		(1,219)	1,219			—
Restricted stock returned for payment of taxes	(87,946)			(5,328)			(5,328)
BALANCE, December 31, 2017	8,899,587	$100	$179,241	$(49,788)	$(1,764)	$28,607	$156,396
Net income						26,751	26,751
Other comprehensive loss					(3,119)		(3,119)
Issuance of restricted stock, net of forfeitures	201,756	2	(2)				—
Stock-based compensation expense			15,283				15,283
Reclassification of compensation liability to be paid in shares			165				165
Dividends declared ($2.76 per share)						(24,833)	(24,833)
Purchases of treasury stock	(121,320)			(4,726)			(4,726)
Issuance of treasury stock under employee stock plans	10,327		(571)	571			—
Restricted stock returned for payment of taxes	(85,448)			(4,768)			(4,768)
BALANCE, December 31, 2018	8,904,902	$102	$194,116	$(58,711)	$(4,883)	$30,525	$161,149

See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$26,751	$19,989	$22,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	867	1,044	969
Amortization of intangible assets	1,672	1,872	1,960
Unrealized (gains) losses on trading investments	737	(617)	(510)
Stock-based compensation expense	15,283	16,430	15,954
Deferred income taxes	(1,749)	7,542	149
Excess tax benefits from stock-based compensation	—	—	(165)
Gain on sale of operations	(524)	—	—
Other	—	—	269
Changes in operating assets and liabilities:
Net (purchases) sales of investments – trading securities	(15,194)	5,778	16,345
Accounts receivable	2,678	2,161	(3,493)
Other current assets	3,755	(4,234)	567
Accounts payable and accrued liabilities	(644)	763	(926)
Compensation and benefits payable	(3,636)	2,262	(2,848)
Income taxes payable	1,643	(4,816)	(3,655)
Other liabilities	(155)	(165)	129
Net cash provided by operating activities	31,484	48,009	47,392
Cash flows from investing activities:
Purchases of property, equipment and other	(991)	(1,167)	(1,819)
Proceeds from Omaha divestiture	10,013	—	—
Purchases of investments	(5,425)	—	—
Proceeds on sale of property and equipment	—	—	9
Net cash provided by (used in) investing activities	3,597	(1,167)	(1,810)
Cash flows from financing activities:
Purchases of treasury stock	(4,000)	—	(5,634)
Purchases of treasury stock under employee stock plans	(726)	(1,326)	(614)
Restricted stock returned for payment of taxes	(4,768)	(5,328)	(3,857)
Excess tax benefits from stock-based compensation	—	—	165
Payment of contingent consideration in acquisition	—	—	(5,562)
Cash dividends paid	(24,621)	(21,923)	(19,442)
Net cash used in financing activities	(34,115)	(28,577)	(34,944)
Effect of currency rate changes on cash	(2,766)	2,305	301
Net increase (decrease) in cash and cash equivalents	(1,800)	20,570	10,939
Cash and cash equivalents, beginning of year	54,249	33,679	22,740
Cash and cash equivalents, end of year	$52,449	$54,249	$33,679

Supplemental cash flow information:
Cash paid during the year for income taxes	$9,766	$10,770	$14,860
Common stock issued for acquisition	$—	$—	$3,734
Accrued dividends	$9,286	$9,074	$8,446
Tenant allowance included in Property and equipment	$237	$—	$1,236
Non-cash accrued Property and equipment	$—	$69	$—
See Notes to Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS:
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is an SEC registered investment adviser and referred to hereinafter together as “Westwood Management”), Westwood Trust and Westwood International Advisors Inc. (“Westwood International Advisors”). Westwood Management and Westwood International Advisors provide investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, an Irish investment company authorized pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulation 2011 (as amended) (“the UCITS Fund”), individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds (“CTFs”) to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Westwood Management is a registered investment adviser under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking. Westwood International Advisors is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission and the Autorité des marchés financiers in Québec.
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Wealth Management business. The sale closed on January 12, 2018. We received proceeds of $10.0 million, net of working capital requirements, and recorded a $524,000 gain on the sale, which is included as “Gain on sale of operations” on our Consolidated Statement of Comprehensive Income. The sale reduced our goodwill and intangible assets, but did not have a material impact on our Consolidated Balance Sheets. The following table presents cash proceeds received and net assets sold (in thousands):

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. In the current year, we created a new expense item on the Consolidated Statements of Comprehensive Income for (Gain) loss on foreign currency transactions, which was previously included in "General and Administrative" expense. Prior year financial statements were reclassified to conform to this presentation. These reclassifications had no impact on net income, stockholders’ equity or cash flows as previously reported.

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
We have evaluated (i) our advisory relationships with Westwood Investment Funds PLC (the “UCITS Fund”) and the Westwood Funds®, (ii) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality Fund I, LLC and Westwood Technology Fund LP (collectively the “Private Equity Funds”) and (iii) the private company discussed in Note 3 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”). Based on our analysis, we determined that the CTFs and Private Equity Funds were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. Prior to the sale of our Omaha-based operations, we also considered our advisory relationship with ten limited liability companies (“LLCs”) as VIEs, but as of December 31, 2018, we no longer serve as the managing member of the funds and do not control the activities that most significantly impact the entities' economic performance. Therefore these LLCs are no longer considered VIEs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors by a simple majority vote and so we determined that the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds® or the Private Equity independent boards of directors, which direct the activities that most significantly impact the entities' economic performance, we determined that the Westwood Funds® and the Private Equity were not VIEs. Therefore, the UCITS Fund, Westwood Funds® and Private Equity should be analyzed under the VOE consolidation method.
Based on our analysis of our investments in these entities for the periods ending December 31, 2018 and 2017, we have not consolidated the CTFs, Private Equity Funds or LLCs under the VIE method or the UCITS Fund, Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results. We have included the disclosures related to VIEs and VOEs in Note 12 “Variable Interest Entities.”
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Investments
Investments measured at fair market value are classified as trading securities and are carried at quoted market values on the accompanying Consolidated Balance Sheets. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.
For an investment without a readily determinable fair value, the Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee's historical and forecasted performance.
Fair Value of Financial Instruments
We determined the estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 3 “Investments” and 4 “Fair Value of Financial Instruments” are not necessarily indicative of either the amounts realizable upon disposition of these instruments or of our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, prepaid income taxes, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, the UCITS Fund and Westwood Trust common trust fund shares, equals fair value based on prices quoted in active markets and, with respect to funds, the reported net asset value (“NAV”) of the shares held. Market values of our money market holdings generally do not fluctuate.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include declines in revenues, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than the carrying amount. We assess goodwill for impairment using either a qualitative or quantitative assessment. The qualitative assessment includes consideration of the current trends in the industry in which we operate, macroeconomic conditions, recent financial performance of our reporting units and a market multiple approach valuation. In performing the annual impairment test during the third quarter, or more frequently when impairment indicators exist, and after assessing the qualitative factors, we may be required to utilize the two-step approach prescribed by ASC 350, Goodwill and Other Intangible Assets. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis. The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, an impairment loss is measured by reducing the goodwill to the fair market value. The fair value of each reporting unit is estimated, entirely or predominantly, using a market multiple approach. During the third quarter of 2018 we completed our annual goodwill impairment assessment and determined that no impairment loss was required. No impairments were recorded during any of the periods presented.
Our intangible assets represent the acquisition date fair value of the acquired client relationships, trade names and non-compete agreements, as well as the cost of internally-developed software, each of which is reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review our intangible assets for events or circumstances that would indicate impairment. See Note 5 “Goodwill and Other Intangible Assets.”
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
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues. Advisory and Trust fees are calculated based on a percentage of assets under management and the performance obligation is realized over the then-current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.
Incremental costs to obtain a contract under the new guidance is eligible to be capitalized if the cost is expected to be recovered over the service period. We incur certain incremental costs in obtaining new Trust business and continually evaluate whether costs should be capitalized and amortized over the expected period of benefit of the asset. Certain costs used to fulfill a contract such as the distribution services utilized to sell our Westwood Funds® are expensed as incurred. We have elected the practical expedient that allows an entity to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.
Stock-Based Compensation
We have issued restricted stock to our U.S. employees and Board of Directors in accordance with our Fifth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation and adopted Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting effective January 1, 2017.

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
The following summarizes the effects of the adoption of ASU 2016-09 on our Consolidated Financial Statements:
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

The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International Advisors. We record compensation costs for these awards on a straight-line basis over the vesting period once we determine it is probable that the award will be earned.  Awards expected to be settled in shares are funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or forfeited. Shares held in the trust are shown on our Consolidated Balance Sheet as treasury shares. Until shares are acquired by the trust, we record compensation costs and measure the liability as a cash-based award, which is included in “Compensation and benefits payable” on our Consolidated Balance Sheets. For the years ended December 31, 2018, 2017 and 2016, the compensation expense recorded for these awards was $147,000, $232,000 and $524,000, respectively. When the number of shares related to an award is determinable, the award becomes an equity award accounted for in a manner similar to restricted stock, which is described in Note 10 “Employee Benefits.”

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currency Translation and Re-measurement
Assets and liabilities of Westwood International Advisors, our non-U.S. dollar functional currency subsidiary, are translated at exchange rates as of applicable reporting dates. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are recorded through other comprehensive income.
Revenue and expense transactions are recorded at the rates of exchange prevailing on the dates of the transactions. Gains and losses resulting from transactions in foreign currencies are included in “(Gain) loss on foreign currency transactions” in our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2018 and 2016, we recorded a gain of $2.8 million and $362,000, respectively. For the year ended December 31, 2017, we recorded a loss of $1.6 million.
Income Taxes
We file a United States federal income tax return as a consolidated group for Westwood and its subsidiaries based in the United States. We file a Canadian income tax return for Westwood International Advisors. Deferred income tax assets and liabilities are determined based on temporary differences between the financial statements and income tax bases of assets and liabilities as measured at enacted income tax rates. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Further information on the tax impacts of the Tax Reform Act is included in Note 7 “Income Taxes.”
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
We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority based on the merits of the position. We include penalties and interest on income-based taxes, if any, in the “General and administrative” line on our Consolidated Statements of Comprehensive Income. See Note 7 “Income Taxes.”
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
Recent Accounting Pronouncements
Recently Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted from a joint project by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Retrospective application is required, with the entity either applying the change to each prior reporting period presented or applying the cumulative effect of each prior reporting period presented at the date of initial application. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606 while prior period amounts continue to be reported in accordance with our historic accounting under Topic 605. We analyzed the revenue from prior periods and determined no material adjustments to opening retained earnings were necessary as the updated guidance is consistent with our historical revenue recognition methodology. See further discussion in Note 9 “Revenue.”
In March 2018, the FASB issued ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). See further discussion in Note 7 “Income Taxes.”
Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases at the commencement date, excluding short-term leases. Leases will be classified as either financing or operating, with classification impacting the pattern of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the standard as of January 1, 2019 under the modified retrospective approach, which allows for recording the cumulative effect of the adoption of the standard as an adjustment to beginning retained earnings. We will elect the package of practical expedients permitted under the transition guidance, which among other things, allows us to carry forward the historical lease classification and elect hindsight to determine certain lease terms for existing leases. We have evaluated our population of contracts subject to balance sheet recognition and estimate adoption will result in recognition of additional lease assets and net lease liabilities of approximately $9 million as of January 1, 2019 primarily related to the future minimum payments required under operating leases as disclosed in Note 14 “Commitments and Contingencies”. The insignificant difference in the additional lease assets and net lease liabilities will be recorded as an adjustment to beginning retained earnings. We do not believe the standard will materially impact our Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. Beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we will add disclosures surrounding our leases, including lease cost disaggregation, weighted average remaining lease terms and weighted average discount rate used to determine our lease assets and liabilities. We have also analyzed our current business process and internal controls and anticipate implementing new procedures to successfully adopt the standard, particularly for identification of leases and evaluation of the discount rate.
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
3. INVESTMENTS:
In May 2018, we entered into a strategic agreement to invest $5.0 million in an equity position of a private company and committed to purchase an additional $5.0 million of equity securities. We offered this investment opportunity to our current and prospective clients, members of our Board of Directors and employees and agreed to cover any shortfall if these parties did not invest the full $5.0 million, which led to our investing an additional $425,000 in August 2018. Our $5.4 million investment is included in “Investments” on our Consolidated Balance Sheets.
This investment represents a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. As of December 31, 2018, there were no observable price changes or indicators of impairment for this investment.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities. Trading securities are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018:
U.S. Government and Government agency obligations	$48,177	$232	$—	$48,409
Money market funds	10,354	—	—	10,354
Equity funds	7,344	—	(326)	7,018
Total trading securities	$65,875	$232	$(326)	$65,781

December 31, 2017:
U.S. Government and Government agency obligations	$29,367	$21	$(15)	$29,373
Money market funds	9,736	—	—	9,736
Equity funds	11,578	657	(20)	12,215
Total trading securities	$50,681	$678	$(35)	$51,324

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts, except for income tax amounts, are included in our Consolidated Statements of Comprehensive Income under the heading “Other revenues” for the years indicated (in thousands):

	2018	2017	2016
Realized gains	$920	$395	$113
Realized losses	(121)	(96)	(220)
Net realized gains (losses)	$799	$299	$(107)
Income tax expense (benefit) from gains (losses)	$168	$105	$(37)
Interest income – trading	$620	$334	$282
Dividend income	$290	$302	$265
Unrealized gains/(losses)	$(737)	$617	$510
 As of December 31, 2018 and 2017, $6.1 million and $10.7 million in corporate funds, respectively, were invested in the Westwood Funds®, Westwood Common Trust Funds and the UCITS fund, which are included in “Investments, at fair value” on our Consolidated Balance Sheets. See Note 12 “Variable Interest Entities.”
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

Our strategic investment in a private company discussed in Note 3 “Investments” is excluded from the recurring fair value table shown below, as we have elected to apply the measurement alternative for this investment.
The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of December 31, 2018
Investments in trading securities	$65,781	$—	$—	$—	$65,781
Total assets measured at fair value	$65,781	$—	$—	$—	$65,781

As of December 31, 2017
Investments in trading securities	$48,998	$—	$—	$2,326	$51,324
Total assets measured at fair value	$48,998	$—	$—	$2,326	$51,324

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Changes in goodwill are as follows (in thousands):

	As of December 31,
	2018	2017
Beginning balance	$27,144	$27,144
Omaha divestiture	(7,340)	—
Ending balance	$19,804	$27,144
Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2018 and determined that no impairment loss was required. No impairments were recorded during the years ended December 31, 2018, 2017 or 2016.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally-developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition.
The sale of the Omaha-based component of our wealth management business closed in the first quarter of 2018. The following table represents the reduction in our intangible assets related to the sale (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount Sold
Client relationships	$3,965	$(1,795)	$2,170
Trade names	234	(234)	—
Non-compete agreements	24	(24)	—
	$4,223	$(2,053)	$2,170
The following is a summary of intangible assets at December 31, 2018 and 2017 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2018
Client relationships	14.8	$21,431	$(5,960)	$15,471
Trade names	4.9	708	(537)	171
Non-compete agreements	3.0	259	(259)	—
Internally developed software	7.0	418	(99)	319
		$22,816	$(6,855)	$15,961
2017
Client relationships	14.8	$25,396	$(6,302)	$19,094
Trade names	4.2	942	(633)	309
Non-compete agreements	2.9	283	(262)	21
Internally developed software	7.0	418	(38)	380
		$27,039	$(7,235)	$19,804
Amortization expense, which is included in “General and administrative” expense on our Consolidated Statements of Comprehensive Income, was $1.7 million, $1.9 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

Estimated Amortization Expense
For the year ending December 31,
2019	$1,651
2020	$1,530
2021	$1,419
2022	$1,419
2023	$1,400
6. BALANCE SHEET COMPONENTS:
Property and Equipment
The following table reflects information about our property and equipment as of December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018	2017
Leasehold improvements	$4,714	$4,170
Furniture and fixtures	2,716	2,243
Computer hardware and office equipment	2,996	2,745
Construction in progress	490	705
Accumulated depreciation	(6,462)	(5,673)
Property and equipment, net	$4,454	$4,190

Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	As of December 31,
	2018	2017
Foreign currency translation adjustment, net of tax of $(43) and $46	$(4,883)	$(1,764)
Accumulated other comprehensive loss	$(4,883)	$(1,764)
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had an estimated $33 million of undistributed earnings and profits (“E&P”) in our foreign subsidiary, Westwood International Advisors, subject to the one-time mandatory deemed repatriation, for which we recognized an incremental $1.8 million income tax expense in 2017. Of this amount, we originally expected $1.1 million to be payable over eight years, of which $1.0 million was included in “Noncurrent income taxes payable” on our Consolidated Balance Sheets for the year ended December 31, 2017. The remaining $88,000 was netted in our “Prepaid income taxes” on our Consolidated Balance Sheets for the year ended December 31, 2017, as our U.S. federal tax balance was in a receivable position. In the second quarter of 2018, additional guidance on the Tax Reform Act required any 2017 federal tax overpayments be applied to mandatory repatriation liabilities before applying to 2018 estimated tax payments. Accordingly, the Company utilized the overpayment of federal estimated taxes to pay the additional U.S. federal cash taxes of $1.8 million during the year ended December 31, 2018.
We completed the accounting for our 2017 U.S. corporate income tax return in the third quarter of 2018 and made no significant changes to the amounts provisionally recognized.
While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We had no U.S. tax liability on GILTI for the year ended December 31, 2018. We have elected to account for GILTI tax expense in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our Consolidated Financial Statements for the years ended December 31, 2018 and 2017.
The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if the re-calculated taxable income under BEAT is greater than regular taxable income. We do not expect to be subject to this tax and therefore have not included any tax impacts of BEAT in our Consolidated Financial Statements for the years ended December 31, 2018 and 2017.
Income Tax Provision
Income before income taxes by jurisdiction is as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
United States	$21,250	$17,531	$21,539
Canada	15,212	16,362	12,471
Total	$36,462	$33,893	$34,010
Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 21% to income before income taxes for the year ended December 31, 2018 and 35% to income before income taxes for the years ended December 31, 2017 and 2016.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands):

	Years ended December 31,
	2018		2017		2016
Income tax provision computed at US federal statutory rate	$7,657	21.0%	$11,859	35.0%	$11,893	35.0%
Canadian rate differential	895	2.4	(1,398)	(4.1)	(1,050)	(3.1)
Change in uncertain tax positions, net of federal income taxes	19	0.1	(3)	—	542	1.6
Global Intangible Low Taxed Income, net deductions	1,573	4.3	—	—	—	—
US Tax Credits	(1,528)	(4.2)	—	—	—	—
State and local income taxes, net of federal income taxes	916	2.5	626	1.9	230	0.6
Rate changes	—	—	1,578	4.6	—	—
Tax on repatriation	118	0.3	1,767	5.2	—	—
Other, net	61	0.2	(525)	(1.6)	(252)	(0.7)
Total income tax expense	$9,711	26.6%	$13,904	41.0%	$11,363	33.4%
Effective income tax rate	26.6%		41.0%		33.4%
We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income. We recorded $140,000, $181,000 and $101,000 of penalties and interest in 2018, 2017 and 2016, respectively.
Income tax provision (benefit) as set forth in the Consolidated Statements of Comprehensive Income consisted of the following components (in thousands):

	Years ended December 31,
	2018	2017	2016
Current taxes:
US Federal	$5,949	$1,122	$6,765
State and local	1,477	662	1,136
Foreign	4,034	4,578	3,313
Total current taxes	11,460	6,362	11,214
Deferred taxes:
US Federal	(1,853)	7,569	314
State and local	(169)	22	36
Foreign	273	(49)	(201)
Total deferred taxes	(1,749)	7,542	149
Total income tax expense	$9,711	$13,904	$11,363

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Share-based compensation expense	$3,137	$3,851
Deferred rent	389	441
Compensation and benefits payable	2,606	719
Federal unrecognized tax benefit	51	46
Other	4	140
Total deferred tax assets	6,187	5,197
Deferred tax liabilities:
Property and equipment	(620)	(586)
Intangibles	(448)	(1,029)
Unrealized gains on investments	(17)	(175)
Total deferred tax liabilities	(1,085)	(1,790)
Net deferred tax assets	$5,102	$3,407
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2018, the Company’s 2015, 2016 and 2017 tax years are open for examination by the Internal Revenue Service, and various state and foreign jurisdiction tax years remain open to examination. Our 2015, 2016 and 2017 tax returns are currently under audit in a state jurisdiction in which we operate. It is reasonably possible that the audits may be completed during the next twelve months, and we do not expect the result of the audits to have a material impact on our Consolidated Financial Statements.
We have not provided foreign withholding taxes on the undistributed earnings of our foreign subsidiary, Westwood International Advisors. If these funds were needed for our U.S. operations, we would be required to accrue and pay incremental foreign withholding taxes to repatriate a portion of these funds. Our current intent is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. As of December 31, 2018, the cumulative amount of earnings upon which foreign withholding taxes have not been provided is approximately $33 million, and the unrecognized deferred tax liability related to these earnings is approximately $1.7 million.
As of December 31, 2018 and 2017, the Company's gross liability related to uncertain tax positions was $184,000 and $160,000, respectively. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as the related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the years ended December 31, 2018 and 2017 is as follows (in thousands):

Balance at January 1, 2017	$2,462
Additions for tax positions related to the current year	67
Reductions for tax positions related to prior years	(776)
Payments for tax positions related to prior years	(1,593)
Balance at December 31, 2017	$160
Additions for tax positions related to the current year	28
Reductions for tax positions related to prior years	(4)
Balance at December 31, 2018	$184

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is reasonably possible that the liability for uncertain tax positions could decrease by as much as $184,000 within the next twelve months as a result of settlements with certain taxing authorities that, if recognized, would decrease our provision for income taxes by $154,000.
8. REGULATORY CAPITAL REQUIREMENTS:
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2018, Westwood Trust had approximately $18.6 million in excess of its minimum capital requirement.
Westwood Trust is limited under applicable Texas law in the payment of dividends of undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its Board of Directors, Westwood Trust may make quarterly and special dividend payments to us out of its undivided profits. No dividend payments were made to us in 2018, 2017 or 2016.
Westwood International Advisors is subject to the working capital requirements of the Ontario Securities Commission, which requires that combined cash and receivables exceed current liabilities by at least $100,000 CDN. At December 31, 2018 Westwood International Advisors had combined cash and receivables that were $51.8 million CDN (or $38.0 million in U.S. dollars using the exchange rate on December 31, 2018) in excess of its current liabilities, which satisfies this requirement.
9. REVENUE
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
Mutual funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional investors and wealth management accounts.
Arrangements with Performance Based Obligations
A limited number of our advisory clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. The revenue is based on future market performance and is subject to factors outside our control. We cannot conclude that a significant reversal in the cumulative amount of revenue recognized will not occur during the measurement period, and therefore the revenue is recorded at the end of the measurement period when the performance obligation has been satisfied.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Fee Revenues
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. The fees for most of our trust clients are calculated quarterly in arrears, based on a daily average of assets under management for the quarter, or monthly, based on the month-end value of assets under management. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Consolidated Financial Statements do not contain a significant amount of deferred trust fee revenues.
Revenue Disaggregated
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Year Ended December 31,
	2018	2017	2016
Advisory Fees:
Institutional	$59,345	$69,029	$64,665
Mutual Funds	29,792	30,172	26,827
Wealth Management	230	—	—
Performance-based	2,984	1,411	635
Trust Fees	28,953	31,621	30,313
Other	996	1,552	581
Total revenues	$122,300	$133,785	$123,021

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Year Ended December 31, 2018	Advisory	Trust	Performance-based	Other	Total
Asia	$4,305	$—	$—	$—	$4,305
Australia	3,783	—	—	—	3,783
Canada	6,605	—	—	163	6,768
Europe	4,860	—	—	—	4,860
United States	69,814	28,953	2,984	833	102,584
Total	$89,367	$28,953	$2,984	$996	$122,300

Year Ended December 31, 2017	Advisory	Trust	Performance-based	Other	Total
Asia	$6,312	$—	$—	$—	$6,312
Australia	3,334	—	—	—	3,334
Canada	8,737	—	—	432	9,169
Europe	3,873	—	—	—	3,873
United States	76,945	31,621	1,411	1,120	111,097
Total	$99,201	$31,621	$1,411	$1,552	$133,785

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2016	Advisory	Trust	Performance-based	Other	Total
Asia	$4,872	$—	$—	$—	$4,872
Australia	1,758	—	—	—	1,758
Canada	7,528	—	—	186	7,714
Europe	5,416	—	—	—	5,416
United States	71,918	30,313	635	395	103,261
Total	$91,492	$30,313	$635	$581	$123,021

10. EMPLOYEE BENEFITS:
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In April 2018, stockholders approved an additional 200,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 4,848,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At December 31, 2018, approximately 452,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2018	2017	2016
Service condition restricted stock expense	$9,941	$10,334	$10,377
Performance-based restricted stock expense	4,760	5,387	4,927
Restricted stock expense under the Plan	14,701	15,721	15,304
Canadian Plan restricted stock expense	582	709	650
Total stock-based compensation expense	$15,283	$16,430	$15,954
Total income tax benefit recognized related to stock-based compensation	$3,592	$6,168	$4,749
Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions. We accrue dividends on unvested restricted stock, which are due and payable upon vesting of restricted stock. Accrued dividends coming due within the next twelve months are included in “Dividends payable” on the Consolidated Balance Sheets, with the remaining noncurrent portion of accrued dividends included in “Accrued dividends” on the Consolidated Balance Sheets. At December 31, 2018, we had recorded $7.7 million and $1.6 million in Dividends payable and Accrued dividends, respectively. At December 31, 2017, we had recorded $7.4 million and $1.7 million in Dividends payable and Accrued dividends, respectively.
As of December 31, 2018, there was approximately $19.5 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 1.9 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs to cover minimum tax withholding requirements. We withheld 85,448 shares in 2018 for this purpose. Our two types of restricted stock grants under the Plan are discussed below.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Subject Only to a Service Condition
For the years ended December 31, 2018, 2017 and 2016, we granted restricted stock to employees and non-employee directors. Employee shares generally vest over four years and Director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period.
The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	519,375	$55.44
Granted	172,366	55.92
Vested	(208,715)	53.61
Forfeited	(42,953)	56.46
Non-vested, December 31, 2018	440,073	$56.40
The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2018	2017	2016
Weighted-average grant date fair value	$55.92	$61.20	$47.97
Fair value of shares vested (in thousands)	$11,189	$10,764	$9,497
Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over multiple year periods subject to achieving annual performance goals established by the Compensation Committee of Westwood’s Board of Directors. Each year the Compensation Committee establishes specific goals for that year’s vesting of the restricted shares. The date that the Compensation Committee establishes the annual goal is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The final shares earned are determined when the Compensation Committee formally approves the performance-based restricted stock vesting based on the specific performance goals from the Company’s audited consolidated financial statements, and the service vesting period ranges from one to three years. If a portion of the performance-based restricted shares is not earned or does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that are not earned or do not vest is reversed.
In March 2018, the Compensation Committee established the 2018 goal for our Chief Executive Officer and Chief Investment Officer as Income before income taxes of $20.0 million for 50% of their respective awards and an Income before income taxes target of $36.0 million (ranging from 25% of target for threshold performance of $32.0 million to 185% of target for maximum performance of $44.5 million) for the remaining 50% of their respective awards. For certain other key employees, the Compensation Committee established the fiscal 2018 goals based on various departmental and company-wide performance goals, including Income before income taxes of at least $20.0 million. These performance grants allow the Compensation Committee to exclude certain items, including legal settlements, from the Income before income taxes target. Throughout 2018, we recorded expense related to the applicable percentage of the performance-based restricted shares expected to meet or exceed the performance goals needed to earn the shares.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2018	165,918	$55.85
Granted	88,656	51.85
Vested	(98,281)	55.81
Forfeited	—	—
Non-vested, December 31, 2018	156,293	$55.66
The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2018	2017	2016
Weighted-average grant date fair value	$51.85	$54.86	$55.90
Fair value of shares vested (in thousands)	$5,485	$5,792	$6,209
 Canadian Plan
As discussed in Note 2, the Canadian Plan provides compensation in the form of common stock for services performed by employees of Westwood International Advisors. Under the Canadian Plan, no more than $10 million CDN (or $7.3 million in U.S. Dollars using the exchange rate on December 31, 2018) may be funded to the Plan Trustee to fund purchases of common stock with respect to awards granted under the Canadian Plan. At December 31, 2018, approximately $2.6 million remains available for issuance under the Canadian Plan, or approximately 75,000 shares based on the closing share price of our stock of $34.00 as of the last business day of 2018. During 2018, the trust formed pursuant to the Canadian Plan purchased in the open market 13,031 Westwood common shares for approximately $726,000. On December 3, 2018, 10,327 shares vested at a total fair value of approximately $409,000. As of December 31, 2018, the trust holds 36,031 shares of Westwood common stock. As of December 31, 2018, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $655,000, which we expect to recognize over a weighted-average period of 1.6 years.
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
For awards earned prior to 2017, the award vested after approximately one year of service following the year in which the participant earned the award. Beginning in 2017, the award vests after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is either two or three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the years ended December 31, 2018, 2017, and 2016, we recorded expense of $302,000, $1.2 million and $1.3 million, respectively, related to mutual fund share incentive awards. As of December 31, 2018 and 2017, we had an accrued liability of $635,000 and $1.8 million, respectively, related to mutual fund incentive awards.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Share Units
We have a deferred share unit (“DSU”) plan for employees of Westwood International Advisors. A DSU is an award linked to the value of Westwood’s common stock and is represented by a notional credit to a participant account. The value of a DSU is initially equal to the value of a share of our common stock. For awards granted prior to 2018, DSUs vest 20%, 40%, 60%, and 80% after two, three, four and five years of service, respectively, and become fully vested after six years of service. Beginning in 2018, DSUs vest 50%, 25% and 25% after two, three and four years of service, respectively, and become fully vested after four years of service. The liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSUs based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. As of December 31, 2018, we had an accrued liability of $439,000 for 13,544 deferred share units related to the 2012 to 2017 awards issued from 2013 to 2018, which is based on the $34.00 per share closing price of our common stock on the last trading day of the year ended December 31, 2018. As of December 31, 2017, we had an accrued liability of $632,000 for 10,796 deferred share units related to the 2012 to 2016 awards issued from 2013 to 2017, which was based on the $66.21 per share closing price of our common stock on the last trading day of the year ended December 31, 2017.
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
The following table displays our profit-sharing and retirement plan contributions for the periods presented (in thousands):

	Years ended December 31,
	2018	2017	2016
Profit-sharing contributions	$926	$1,613	$1,001
Retirement plan matching contributions	1,604	1,602	1,518
11. EARNINGS PER SHARE:
Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted EPS is computed based on the weighted average shares of common stock outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 7,300, 6,614 and 984 anti-dilutive restricted shares as of December 31, 2018, 2017 and 2016, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2018	2017	2016
Net income	$26,751	$19,989	$22,647

Weighted average shares outstanding – basic	8,365,360	8,147,742	7,961,891
Dilutive potential shares from unvested restricted shares	182,010	252,280	182,979
Dilutive potential shares from contingent consideration	—	—	20,605
Weighted average shares outstanding – diluted	8,547,370	8,400,022	8,165,475
Earnings per share:
Basic	$3.20	$2.45	$2.84
Diluted	$3.13	$2.38	$2.77

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. VARIABLE INTEREST ENTITIES:
As discussed in Note 2 “Summary of Significant Accounting Policies,” the CTFs and Private Equity Funds (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds®, UCITS Fund and Private Equity are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in these entities commensurate with market rates. As of December 31, 2018 and 2017, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities. Based on our analysis, we have not consolidated the Westwood VIEs or Westwood VOEs into our Consolidated Financial Statements for the years ended December 31, 2018 or 2017.
As of December 31, 2018 and 2017, the Company had seed investments totaling $6.1 million and $10.7 million, respectively, in the CTFs, the Westwood Funds® and the UCITS Fund. These seed investments were provided for the sole purpose of showing economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our Consolidated Balance Sheets.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned CTFs, Westwood Funds® and the UCITS Fund are accounted for as investments in accordance with our other investments described in Note 3 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $46.1 million, $51.9 million and $52.2 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively.
The following table displays the assets under management, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of December 31, 2018
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,236	$6	$6
Common Trust Funds	1,559	—	—
UCITS Fund	293	—	—
Private Equity Funds	9	—	—
Private Equity	—	5	5

All other assets:
Wealth Management	2,475
Institutional	9,034
Total AUM	$16,606
13. RELATED PARTY TRANSACTIONS:
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. There was approximately $84,000 and $98,000 in fees due from these accounts as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, we recorded trust fees from these accounts of $360,000, $375,000, and $409,000, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company engages in transactions with its affiliates as part of our operations. Westwood International Advisors and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns fees paid by either clients of the fund or directly by the funds. The fees are based on negotiated fee schedules applied to AUM. For the years ended December 31, 2018, 2017 and 2016, we recorded fees from the affiliated Funds of $4.2 million, $4.0 million and $3.1 million, respectively, which are included in “Asset-based advisory fees” on our Consolidated Statement of Comprehensive Income. As of December 31, 2018 and 2017, $295,000 and $423,000 of these fees were unpaid and included in “Accounts receivable” on our Consolidated Balance Sheets, respectively.
As discussed in Note 3 “Investments,” the Company made a strategic investment in an equity position of a private company during 2018. We previously entered into a separate agreement with this private company to implement a portfolio management product. For the years ended December 31, 2018 and 2017, we incurred approximately $1.1 million and $140,000, respectively, in expenses to this company, which are included in “Information technology” expenses on our Consolidated Statements of Comprehensive Income. The Company did not incur any similar expenses during the year ended December 31, 2016.
14. COMMITMENTS AND CONTINGENCIES:
Leases
We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2026. Rental expense for facilities and equipment leases for years ended December 31, 2018, 2017 and 2016 aggregated approximately $2.3 million, $2.4 million and $2.4 million, respectively, and is included in general and administrative and information technology expenses in the accompanying Consolidated Statements of Comprehensive Income.
At December 31, 2018, the future contractual rental payments for noncancelable operating leases for each of the following five years and thereafter are as follows (in thousands):

Year ending:
2019	$2,110
2020	2,131
2021	2,094
2022	1,718
2023	1,725
Thereafter	3,403
Total payments due	$13,181
Litigation
On August 3, 2012, AGF Management Limited and AGF Investments Inc. (together “AGF”) filed a lawsuit in the Ontario Superior Court of Justice against Westwood, certain Westwood employees and the executive recruiting firm of Warren International, LLC (“Warren”). The action related to the hiring of certain members of Westwood’s emerging markets investment team previously employed by AGF.  On November 5, 2012, Westwood responded to AGF’s lawsuit with a counterclaim against AGF, and on November 6, 2012, AGF filed a second lawsuit against Westwood, Westwood Management and an employee of a Westwood subsidiary.
On October 13, 2017, we reached a settlement with AGF that provided for the dismissal of all claims, with prejudice and without any admission of liability. We agreed to pay AGF a one-time payment of $10 million CDN, half of which was covered by our insurance. We recorded a net $4.0 million ($5 million CDN) charge related to the settlement and associated insurance coverage, with a $4.0 million ($5 million CDN) receivable from our insurance provider included in “Other current assets” on our Consolidated Balance Sheets at December 31, 2017. We received the insurance proceeds of $4.0 million during 2018 and had no receivable related to the settlement on our Consolidated Balance Sheets as of December 31, 2018.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. Our Directors & Officers insurance provider covered 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF. We expense legal fees and directly-related costs as incurred. We received insurance proceeds of $233,000, $276,000 and $430,000 during 2018, 2017 and 2016, respectively, and had no receivable at year-end. We had a receivable of $212,000 as of December 31, 2017, which represented our then-current minimum estimate of expenses that we expected to recover under our insurance policies. This receivable is included in “Other current assets” on our Consolidated Balance Sheets.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2018
Revenues:
Net fee revenues from external sources	$92,351	$28,953	$—	$—	$121,304
Net intersegment revenues	6,973	238	—	(7,211)	—
Net interest and dividend revenue	708	202	—	—	910
Other revenue	53	33	—	—	86
Total revenues	100,085	29,426	—	(7,211)	122,300
Expenses:
Depreciation and amortization	276	1,764	499	—	2,539
Other operating expenses	48,970	25,467	16,597	(7,211)	83,823
Total expenses	49,246	27,231	17,096	(7,211)	86,362
Gain (loss) on sale of operations	(1)	(16)	541	—	524
Income (loss) before income taxes	50,838	2,179	(16,555)	—	36,462
Income tax expense (benefit)	12,032	572	(2,893)	—	9,711
Net income (loss)	$38,806	$1,607	$(13,662)	$—	$26,751
Add: Restricted stock expense	$8,673	$2,356	$4,254	$—	$15,283
Intangible amortization	95	1,537	40	—	1,672
Deferred taxes on goodwill	—	237	—	—	237
Economic Earnings (Loss)	$47,574	$5,737	$(9,368)	$—	$43,943

Segment assets	$226,270	$61,056	$17,977	$(114,818)	$190,485
Segment goodwill	$3,403	$16,401	$—	$—	$19,804
Expenditures for long-lived assets	$314	$295	$382	$—	$991

Year Ended December 31, 2017
Revenues:
Net fee revenues from external sources	$100,612	$31,621	$—	$—	$132,233
Net intersegment revenues	8,120	218	—	(8,338)	—
Net interest and dividend revenue	546	90	—	—	636
Other revenue	911	5	—	—	916
Total revenues	110,189	31,934	—	(8,338)	133,785
Expenses:
Depreciation and amortization	548	1,900	468	—	2,916
Other operating expenses	58,950	28,580	17,784	(8,338)	96,976
Total expenses	59,498	30,480	18,252	(8,338)	99,892
Income (loss) before income taxes	50,691	1,454	(18,252)	—	33,893
Income tax expense (benefit)	17,120	(47)	(3,169)	—	13,904
Net income	$33,571	$1,501	$(15,083)	$—	$19,989
Add: Restricted stock expense	$9,140	$2,641	$4,649	$—	$16,430
Intangible amortization	138	1,734	—	—	1,872
Deferred taxes on goodwill	38	588	—	—	626
Economic Earnings (Loss)	$42,887	$6,464	$(10,434)	$—	$38,917

Segment assets	$207,792	$69,174	$18,437	$(102,744)	$192,659
Segment goodwill	$5,219	$21,925	$—	$—	$27,144
Expenditures for long-lived assets	$151	$530	$203	$—	$884

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated

Year Ended December 31, 2016
Revenues:
Net fee revenues from external sources	$92,127	$30,313	$—	$—	$122,440
Net intersegment revenues	7,533	130	—	(7,663)	—
Net interest and dividend revenue	534	13	—	—	547
Other revenue	294	(260)	—	—	34
Total revenues	100,488	30,196	—	(7,663)	123,021
Expenses:
Depreciation and amortization	575	1,975	379	—	2,929
Other operating expenses	50,824	27,348	15,573	(7,663)	86,082
Total expenses	51,399	29,323	15,952	(7,663)	89,011
Income (loss) before income taxes	49,089	873	(15,952)	—	34,010
Income tax expense (benefit)	16,331	426	(5,394)	—	11,363
Net income (loss)	$32,758	$447	$(10,558)	$—	$22,647
Add: Restricted stock expense	$9,632	$3,026	$3,296	$—	$15,954
Intangible amortization	160	1,800	—	—	1,960
Deferred taxes on goodwill	38	509	—	—	547
Economic Earnings (Loss)	$42,588	$5,782	$(7,262)	$—	$41,108

Segment assets	$174,951	$67,330	$13,985	$(76,588)	$179,678
Segment goodwill	$5,219	$21,925	$—	$—	$27,144
Expenditures for long-lived assets	$705	$530	$584	$—	$1,819
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
The following table provides a reconciliation of Net income to Economic Earnings (in thousands):

	For the years ended December 31,
	2018	2017	2016
Net Income	$26,751	$19,989	$22,647
Add: Restricted stock expense	15,283	16,430	15,954
Add: Intangible amortization	1,672	1,872	1,960
Add: Tax benefit from goodwill amortization	237	626	547
Economic Earnings	$43,943	$38,917	$41,108

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical information
Refer to Note 9, “Revenue” for our revenue disaggregated by our clients' geographical location.

	As of December 31,
(in thousands)	2018	2017
Property and equipment, net, by geographic area:
U.S.	$4,381	$4,107
Canada	73	83
Total Property and equipment, net	$4,454	$4,190
16. CONCENTRATION:
For the years ended December 31, 2018, 2017 and 2016, our ten largest clients accounted for approximately 24%, 20% and 20% of our fee revenue, respectively. No single customer accounted for 10% or more of our fee revenues in any of these years. The following table presents advisory fee revenue received from our single largest client in each year (in thousands):

	Years ended December 31,
	2018	2017	2016
Advisory fees from our largest client:
Asset-based fees	$1,868	$6,312	$4,872
Performance-based fees	2,984	—	—
Percent of fee revenue	4.0%	4.8%	4.0%
17. SUBSEQUENT EVENTS:
Dividends Declared
On February 6, 2019, the Board of Directors declared a quarterly cash dividend of $0.72 per share on common stock payable on April 1, 2019 to stockholders of record on March 8, 2019.
Restricted Stock Grants
On February 22, 2019, we expect to issue approximately $7.2 million of restricted stock to employees, or approximately 185,000 shares based on the closing price of our stock on February 21, 2019. The shares are subject to vesting conditions described in Note 10 “Employee Benefits” of our Consolidated Financial Statements in this Report.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. QUARTERLY FINANCIAL DATA (Unaudited):
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2018
Revenues	$33,567	$32,760	$29,854	$26,119
Income before income taxes	10,487	10,936	7,151	7,888
Net income	7,978	7,992	5,368	5,413
Basic earnings per common share	0.96	0.95	0.64	0.65
Diluted earnings per common share	0.93	0.94	0.62	0.64

2017
Revenues	$32,623	$33,756	$33,492	$33,914
Income before income taxes	7,770	10,583	5,752	9,788
Net income	6,064	6,896	4,132	2,897
Basic earnings per common share	0.75	0.84	0.51	0.35
Diluted earnings per common share	0.73	0.83	0.49	0.34

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
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

3.1.1	First Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on May 7, 2008)
3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on April 25, 2012)
3.2.1	Amendment to Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)
10.1	Fifth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (incorporated by reference from the Schedule 14A filed with the SEC on March 9, 2018)
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
10.3.8
Sixteenth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of July 5, 2018 (incorporated by reference from the Form 10-Q filed with the SEC on October 24, 2018)

10.4
Software License and Support Agreement between Advent Software, Inc. and Westwood Management Corp., dated as of December 30, 1996 (incorporated by reference from the Registration Statement on Form 10 filed with the SEC on February 8, 2002)

10.5
Investment Sub-advisory Agreement between Teton Advisers, LLC and Westwood Management Corp., dated as of October 6, 1994 (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)

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

10.12+	Waiver of Certain Performance Shares Under the Performance Share Agreement, dated as of February 22, 2017 (incorporated by reference from the Form 8-K filed with the SEC on February 28, 2017)
10.13+	Executive Employment Agreement between Westwood Holdings Group, Inc. and Mark Freeman (incorporated by reference from the Form 8-K filed with the SEC on November 14, 2016)
10.14+	Form of Mutual Fund Share Incentive Agreement, by and between Mark Freeman and Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on March 29, 2017)
10.15+	Form of Performance Share Agreement (incorporated by reference from the Form 8-K filed with the SEC on March 10, 2017)
10.16+
One-Time Performance Share Agreement, dated as of March 9, 2017, between Westwood Holdings Group, Inc. and Mark R. Freeman (incorporated by reference from the Form 8-K filed with the SEC on March 10, 2017)

10.17+
Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (incorporated by reference from the Registration Statement on Form S-8 filed with the SEC on April 18, 2013)

10.18+	Consulting Agreement, dated as of March 17, 2015, between Westwood Holdings Group, Inc. and Susan Byrne (incorporated by reference from the Form 10-Q filed with the SEC on July 29, 2015)
10.19+	Severance Agreement, dated as of February 9, 2018, between Westwood Holdings Group, Inc. and Fabian Gomez (incorporated by reference from the Form 8-K filed with the SEC on February 3, 2018)
10.20+	Exit Letter, dated June 27, 2018, between Westwood Holdings Group, Inc. and Mark R. Freeman (incorporated by reference from the Form 10-Q filed with the SEC on July 25, 2018)
10.21+
Employee Confidentiality and Non-compete Agreement, effective November 1, 2018, between Westwood Holdings Group, Inc. and Murray "Terry" Forbes III (incorporated by reference from the Form 8-K/A filed with the SEC on October 29, 2018)

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