Form 10-Q
period 2019-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2019-04-24
CIK 1165002

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
For the quarterly period ended March 31, 2019
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
Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 19, 2019: 8,971,173.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$52,421	$52,449
Accounts receivable	15,563	18,429
Investments, at fair value	49,601	65,781
Prepaid income taxes	864	349
Other current assets	3,622	2,731
Total current assets	122,071	139,739
Investments (including investments at fair value of $250 and $0)	5,675	5,425
Goodwill	19,804	19,804
Deferred income taxes	4,838	5,102
Operating lease right-of-use assets	8,472	8,698
Intangible assets, net	15,549	15,961
Property and equipment, net of accumulated depreciation of $6,689 and $6,462	4,740	4,454
Total assets	$181,149	$199,183
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,672	$2,518
Dividends payable	7,232	7,710
Compensation and benefits payable	2,646	15,102
Operating lease liabilities	1,538	1,432
Income taxes payable	1,254	365
Total current liabilities	15,342	27,127
Accrued dividends	748	1,576
Noncurrent operating lease liabilities	8,949	9,331
Total liabilities	25,039	38,034
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,340,629 and outstanding 8,975,865 shares at March 31, 2019; issued 10,182,583 and outstanding 8,904,902 shares at December 31, 2018	104	102
Additional paid-in capital	197,598	194,116
Treasury stock, at cost - 1,364,764 shares at March 31, 2019; 1,277,681 shares at December 31, 2018	(62,077)	(58,711)
Accumulated other comprehensive loss	(4,052)	(4,883)
Retained earnings	24,537	30,525
Total stockholders' equity	156,110	161,149
Total liabilities and stockholders' equity	$181,149	$199,183

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Advisory fees:
Asset-based	$16,406	$24,483
Performance-based	180	1,335
Trust fees	6,539	7,609
Other, net	737	140
Total revenues	23,862	33,567
EXPENSES:
Employee compensation and benefits	14,610	17,759
Sales and marketing	530	443
Westwood mutual funds	846	985
Information technology	1,977	2,038
Professional services	1,149	1,028
General and administrative	2,434	2,414
(Gain) loss on foreign currency transactions	820	(1,063)
Total expenses	22,366	23,604
Net operating income	1,496	9,963
Gain on sale of operations	—	524
Income before income taxes	1,496	10,487
Provision for income taxes	1,104	2,509
Net income	$392	$7,978
Other comprehensive income (loss):
Foreign currency translation adjustments	831	(1,199)
Total comprehensive income	$1,223	$6,779

Earnings per share:
Basic	$0.05	$0.96
Diluted	$0.05	$0.93
Weighted average shares outstanding:
Basic	8,363,109	8,270,793
Diluted	8,455,386	8,539,545

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2019 and 2018
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2018	8,904,902	$102	$194,116	$(58,711)	$(4,883)	$30,525	$161,149
Net income	—	—	—	—	—	392	392
Other comprehensive gain	—	—	—	—	831	—	831
Issuance of restricted stock, net of forfeitures	158,046	2	(2)	—	—	—	—
Dividends declared ($0.72 per share)	—	—	—	—	—	(6,380)	(6,380)
Stock based compensation expense	—	—	3,252	—	—	—	3,252
Reclassification of compensation liability to be paid in shares	—	—	232	—	—	—	232
Purchases of treasury stock	(25,047)	—	—	(981)	—	—	(981)
Restricted stock returned for payment of taxes	(62,036)	—	—	(2,385)	—	—	(2,385)
BALANCE, March 31, 2019	8,975,865	$104	$197,598	$(62,077)	$(4,052)	$24,537	$156,110

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2017	8,899,587	$100	$179,241	$(49,788)	$(1,764)	$28,607	$156,396
Net income	—	—	—	—	—	7,978	7,978
Other comprehensive loss	—	—	—	—	(1,199)	—	(1,199)
Issuance of restricted stock, net of forfeitures	214,389	2	(2)	—	—		—
Dividends declared ($0.68 per share)	—	—		—	—	(6,094)	(6,094)
Stock based compensation expense	—	—	4,187	—	—	—	4,187
Reclassification of compensation liability to be paid in shares			165			—	165
Purchases of treasury stock	(13,031)	—	—	(726)	—	—	(726)
Restricted stock returned for payment of taxes	(83,671)	—	—	(4,687)	—	—	(4,687)
BALANCE, March 31, 2018	9,017,274	$102	$183,591	$(55,201)	$(2,963)	$30,491	$156,020

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$392	$7,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212	213
Amortization of intangible assets	413	418
Unrealized (gains) losses on trading investments	(374)	232
Stock based compensation expense	3,252	4,187
Deferred income taxes	273	(859)
Non-cash lease expense	242	270
Gain on sale of operations	—	(524)
Change in operating assets and liabilities:
Net sales of investments - trading securities	16,554	2,175
Accounts receivable	2,981	(2,575)
Other current assets	(886)	3,027
Accounts payable and accrued liabilities	(275)	(22)
Compensation and benefits payable	(12,305)	(13,712)
Income taxes payable	379	871
Other liabilities	(293)	(327)
Net cash provided by operating activities	10,565	1,352
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71)	(299)
Proceeds from Omaha divestiture	—	10,013
Purchase of investments	(250)	—
Net cash provided by (used in) investing activities	(321)	9,714
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock under employee stock plans	(981)	(726)
Restricted stock returned for payment of taxes	(2,385)	(4,687)
Cash dividends paid	(7,686)	(7,332)
Net cash used in financing activities	(11,052)	(12,745)
Effect of currency rate changes on cash	780	(1,020)
Net Change in Cash and Cash Equivalents	(28)	(2,699)
Cash and cash equivalents, beginning of period	52,449	54,249
Cash and cash equivalents, end of period	$52,421	$51,550

Supplemental cash flow information:
Cash paid during the period for income taxes	$453	$—
Accrued dividends	$7,980	$7,836
Accrued purchase of property and equipment	$425	$29

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
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Wealth Management business. The sale closed on January 12, 2018. We received proceeds of $10.0 million, net of working capital requirements, and recorded a $524,000 gain on the sale, which is included as “Gain on sale of operations” on our Condensed Consolidated Statements of Comprehensive Income. The sale reduced goodwill and intangible assets but did not have a material impact on our Condensed Consolidated Balance Sheet. The following table presents cash proceeds received and net assets sold (in thousands):

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC. Operating results for the periods in these Condensed Consolidated Financial Statements are not necessarily indicative of results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. In the current year, we created a new expense item on the Condensed Consolidated Statements of Comprehensive Income for “(Gain) loss on foreign currency transactions,” which was previously included in “General and Administrative” expense, and a new cash flow item on the Condensed Consolidated Statements of Cash Flows for Non-cash lease expense, which was previously included in the changes in operating assets and liabilities within “Other liabilities.” Prior year financial statements were reclassified to conform to this presentation. These reclassifications had no impact on net income, stockholders’ equity or cash flows as previously reported.
Recent Accounting Pronouncements
Recently Adopted
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases at the commencement date, excluding short-term leases. Leases will be classified as either financing or operating, with classification impacting the pattern of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the standard as of January 1, 2019 under the modified retrospective approach, which provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. We elected the package of practical expedients permitted under the transition guidance, which, among other things, allows us to carry forward the historical lease classification and elect hindsight to determine certain lease terms for existing leases. See further discussion in Note 13 “Leases.”
The following table summarizes the impacts of the adoption of ASU 2016-02 to our previously reported results (in thousands):

Balance Sheet as of December 31, 2018:	As Previously Reported	New Lease Standard Adjustment	As Restated
Operating lease right-of-use assets	$—	$8,698	$8,698
Operating lease liabilities	—	1,432	1,432
Noncurrent operating lease liabilities	—	9,331	9,331
Deferred rent	2,065	(2,065)	—
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The purpose of this amendment is to simplify the accounting for share-based payments granted to nonemployees for goods and services by aligning it with the accounting used for arrangements with employees. We adopted the standard as of January 1, 2019 and it did not have a material impact on our Consolidated Financial Statements.
Not Yet Adopted
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The purpose of this amendment is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We do not expect the amendment to have a material impact on our Consolidated Financial Statements, and we plan to adopt the standard within the required time frame.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 51,000 and 10,000 anti-dilutive restricted shares outstanding for the three months ended March 31, 2019 and 2018, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$392	$7,978

Weighted average shares outstanding - basic	8,363,109	8,270,793
Dilutive potential shares from unvested restricted shares	92,277	268,752
Weighted average shares outstanding - diluted	8,455,386	8,539,545

Earnings per share:
Basic	$0.05	$0.96
Diluted	$0.05	$0.93
4. INVESTMENTS
During 2018, we entered into a $5.4 million strategic investment in an equity position of a private company, which is included in “Investments” on our Condensed Consolidated Balance Sheets. This investment represents a private company without a readily-determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. As of March 31, 2019 and December 31, 2018, there were no observable price changes or indicators of impairment for this investment.
In February 2019, we made a $250,000 investment in Westwood Hospitality Fund I, LLC, a private investment fund. Our investment is included in “Investments” on our Condensed Consolidated Balance Sheets and will be measured at fair value on a recurring basis using net asset value (“NAV”) as a practical expedient.
All other investments are accounted for as trading securities, are carried at fair value on a recurring basis and are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheets.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2019:
U.S. Government and Government agency obligations	$32,386	$234	$—	$32,620
Money market funds	10,511	—	—	10,511
Equity funds	6,424	146	(100)	6,470
Total trading securities	49,321	380	(100)	49,601
Private investment fund	250	—	—	250
Total investments carried at fair value	$49,571	$380	$(100)	$49,851

December 31, 2018:
U.S. Government and Government agency obligations	$48,177	$232	$—	$48,409
Money market funds	10,354	—	—	10,354
Equity funds	7,344	—	(326)	7,018
Total trading securities	$65,875	$232	$(326)	$65,781

As of March 31, 2019 and December 31, 2018, approximately $6.4 million and $6.1 million, respectively, in corporate funds were invested in Westwood Funds®. See Note 8 “Variable Interest Entities.”
5. FAIR VALUE MEASUREMENTS
We determine estimated fair values for our financial instruments using available information. The fair value amounts discussed in our Condensed Consolidated Financial Statements are not necessarily indicative of either amounts realizable upon disposition of these instruments or our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, prepaid income taxes, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as trading securities, primarily U.S. Government and Government agency obligations, money market funds, Westwood Funds® mutual funds, Westwood Investment Funds Plc (the “UCITS Fund”) and Westwood Trust common trust fund shares, equals their fair value based on prices quoted in active markets and, with respect to common trust funds, the net asset value of the shares held as reported by each fund. Market values of our money market holdings generally do not fluctuate. Our strategic investment in a private company discussed in Note 4 “Investments” is excluded from the recurring fair value table shown below, as we have elected to apply the measurement alternative for this investment.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of March 31, 2019:
Investments in trading securities	$49,601	$—	$—	$—	$49,601
Private investment fund	—	—	—	250	250
Total investments carried at fair value	$49,601	$—	$—	$250	$49,851

As of December 31, 2018:
Investments in trading securities	$65,781	$—	$—	$—	$65,781
Total investments carried at fair value	$65,781	$—	$—	$—	$65,781

(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2018 and determined that no impairment loss was required. No impairments on goodwill were recorded during the three months ended March 31, 2019 or 2018.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No impairments on intangible assets were recorded during the three months ended March 31, 2019 or 2018.
7. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” were as follows (in thousands):

	As of March 31, 2019	As of December 31, 2018
Foreign currency translation adjustment	$(4,052)	$(4,883)
Accumulated other comprehensive loss	$(4,052)	$(4,883)

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. VARIABLE INTEREST ENTITIES
We have evaluated (i) our advisory relationships with the UCITS Fund and the Westwood Funds®, (ii) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private investment funds Westwood Hospitality Fund I, LLC and Westwood Technology Opportunities Fund I, LP (collectively, the “Private Funds”) and (iii) the private company discussed in Note 4 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”). Based on our analysis, we determined that the CTFs and Private Funds were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors by a simple majority vote and so we determined that the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds® or the Private Equity independent boards of directors, which direct the activities that most significantly impact the entities' economic performance, we determined that the Westwood Funds® and the Private Equity were not VIEs. Therefore, the UCITS Fund, Westwood Funds® and Private Equity should be analyzed under the VOE consolidation method. Based on our analysis of our investments in these entities for the periods ending March 31, 2019 and December 31, 2018, we have not consolidated the CTFs, Private Funds or LLCs under the VIE method or the UCITS Fund, Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results.
As of March 31, 2019 and December 31, 2018, our seed investments aggregated approximately $6.4 million and $6.1 million, respectively, in the Westwood Funds. The seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheets.
We have not otherwise provided any financial support not previously contractually obligated to provide, and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds®, the UCITS Fund and the CTFs are accounted for as investments in accordance with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $8.7 million and $12.6 million for the three months ended March 31, 2019 and 2018, respectively.
The following table displays the assets under management, the amounts of our seed investments included in “Investments” on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of March 31, 2019
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,168	$6.4	$6.4
Common Trust Funds	1,687	—	—
UCITS Fund	317	—	—
Private Funds	10	0.3	0.3
Private Equity	—	5.4	5.4
All other assets:
Wealth Management	2,671
Institutional	8,918
Total Assets Under Management	$16,771

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenue Disaggregated

Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended March 31,
	2019	2018
Advisory Fees:
Institutional	$10,439	$16,705
Mutual Funds	5,865	7,750
Wealth Management	102	28
Performance-based	180	1,335
Trust Fees	6,539	7,609
Other	737	140
Total revenues	$23,862	$33,567

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended March 31, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$406	$—	$—	$—	$406
Australia	591	—	—	—	591
Canada	824	—	—	40	864
Europe	977	—	180	—	1,157
United States	13,608	6,539	—	697	20,844
Total	$16,406	$6,539	$180	$737	$23,862

Three Months Ended March 31, 2018	Advisory	Trust	Performance-based	Other	Total
Asia	$1,431	$—	$—	$—	$1,431
Australia	1,022	—	—	—	1,022
Canada	1,830	—	—	49	1,879
Europe	1,243	—	—	—	1,243
United States	18,957	7,609	1,335	91	27,992
Total	$24,483	$7,609	$1,335	$140	$33,567
10. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Fifth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 4,848,100 shares. At March 31, 2019, approximately 280,000 shares remain available for issuance under the Plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Service condition stock-based compensation expense	$2,188	$2,790
Performance condition stock-based compensation expense	928	1,276
Stock-based compensation expense under the Plan	3,116	4,066
Canadian Plan stock-based compensation expense	136	121
Total stock-based compensation expense	$3,252	$4,187

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions.
As of March 31, 2019, there was approximately $22.0 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.8 years. Our two types of restricted stock grants under the Plan are discussed below.
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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the three months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	440,073	$56.40
Granted	177,416	38.77
Vested	(150,589)	57.03
Forfeited	(21,061)	50.32
Non-vested, March 31, 2019	445,839	$49.46

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
In March 2019, the Compensation Committee established fiscal 2019 goals based on various departmental and company-wide performance goals. During the first three months of 2019, we recorded expense related to the applicable percentage of the performance-based restricted shares expected to meet or exceed the performance goals needed to earn the shares.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the three months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	156,293	$55.66
Granted	21,186	37.97
Vested	(80,493)	56.09
Forfeited	(19,495)	55.18
Non-vested, March 31, 2019	77,491	$50.29
Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.5 million in U.S. Dollars using the exchange rate on March 31, 2019) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At March 31, 2019, approximately $2.3 million CDN ($1.7 million in U.S. Dollars using the exchange rate on March 31, 2019) remains available for issuance under the Canadian Plan, or approximately 48,000 shares based on the closing share price of our stock of $35.27 as of March 31, 2019. During the first three months of 2019, the trust formed pursuant to the Canadian Plan purchased in the open market 25,047 Westwood common shares for approximately $980,000. As of March 31, 2019, the trust holds 61,078 shares of Westwood common stock. As of March 31, 2019, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.3 million, which we expect to recognize over a weighted-average period of 2.2 years.
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
Awards vest over approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended March 31, 2019 and 2018, we recorded expense of approximately $8,000 and $174,000, respectively, related to mutual fund share incentive awards. During the first quarter of 2019, we also recorded a $134,000 credit to mutual fund expense related to the forfeiture of a mutual fund award. As of March 31, 2019 and December 31, 2018, we had an accrued liability of approximately $42,000 and $635,000, respectively, related to mutual fund share incentive awards.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11. INCOME TAXES
Our effective income tax rate was 73.8% for the first quarter of 2019, compared with 23.9% for the first quarter of 2018. The current quarter rate was negatively impacted by a $638,000 discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates.
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
12. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. For the three months ended March 31, 2019 and 2018, we recorded trust fees from these accounts of $78,000 and $95,000, respectively. There was $78,000 and $84,000 due from these accounts as of March 31, 2019 and December 31, 2018, respectively.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the Westwood Funds®, and Westwood International provides investment advisory services to the UCITS Fund. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to assets under management. These fees are commensurate with market rates. For the three months ended March 31, 2019 and 2018, the Company earned approximately $820,000 and $1.2 million, respectively, in fees from the affiliated funds. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of March 31, 2019 and December 31, 2018, $311,000 and $295,000, respectively, of these fees were outstanding and included in “Accounts receivable” on our Condensed Consolidated Balance Sheets.
As discussed in Note 4 “Investments,” the Company made a strategic investment in an equity position of a private company during 2018. We previously entered into a separate agreement with this private company to implement portfolio management and digital solutions products. For the three months ended March 31, 2019 and 2018, we incurred approximately $132,000 and $75,000, respectively, in expenses payable to this company, which are included in “Information technology expenses” on our Condensed Consolidated Statements of Comprehensive Income.
13. LEASES
We have operating leases for corporate offices and for certain office equipment. The lease terms for our corporate offices vary and have remaining lease terms ranging from 1 to 7 years. The corporate office lease payments are fixed and are based upon contractual monthly rates. The majority of our corporate office leases do not include options to extend or terminate the leases, and each lease is re-negotiated before its leasing period ends. We lease office equipment for a period of 2 years.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table presents the components of lease costs, as well as supplemental cash flow information, related to our leases (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating lease cost	$471	$436
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$521	$474
Right-of-use assets obtained in exchange for lease obligations	$—	$254
Operating lease cost is included in “General and administrative” expense on our Condensed Consolidated Statements of Comprehensive Income.
The following table presents information regarding our operating leases (in thousands, except years and rates):

	March 31, 2019	December 31, 2018
Operating lease right-of-use assets	$8,472	$8,698
Operating lease liabilities	$1,538	$1,432
Non-current lease liabilities	$8,949	$9,331
Total lease liabilities	$10,487	$10,763
Weighted-average remaining lease term - (in years)	6.4	6.6
Weighted-average discount rate	5.0%	5.0%
The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$1,572
2020	2,119
2021	2,083
2022	1,717
2023	1,719
2024	1,550
Thereafter	1,852
Total undiscounted lease payments	$12,612
Less discount	(2,125)
Total lease liabilities	$10,487
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Advisory
Our Advisory segment provides investment advisory services to corporate retirement plans, public retirement plans, endowments, foundations, individuals, the Westwood Funds®, and the UCITS Fund, as well as investment subadvisory services to mutual funds and our Trust segment. Westwood Management and Westwood International, which provide investment advisory services to similar clients, are included in our Advisory segment.
Trust
Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended March 31, 2019
Net fee revenues from external sources	$16,586	$6,539	$—	$—	$23,125
Net intersegment revenues	1,016	71	—	(1,087)	—
Net interest and dividend revenue	225	86	—	—	311
Other, net	432	(6)	—	—	426
Total revenues	$18,259	$6,690	$—	$(1,087)	$23,862
Economic Earnings	$4,880	$1,253	$(2,017)	$—	$4,116
Less: Restricted stock expense					3,252
Intangible amortization					413
Deferred taxes on goodwill					59
Net income					$392

Segment assets	$226,362	$62,696	$19,746	$(127,655)	$181,149
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

Three Months Ended March 31, 2018
Net fee revenues from external sources	$25,818	$7,609	$—	$—	$33,427
Net intersegment revenues	2,037	55	—	(2,092)	—
Net interest and dividend revenue	141	46	—	—	187
Other, net	(43)	(4)	—	—	(47)
Total revenues	$27,953	$7,706	$—	$(2,092)	$33,567
Economic Earnings	$13,800	$1,220	$(2,378)	$—	$12,642
Less: Restricted stock expense					4,187
Intangible amortization					418
Deferred taxes on goodwill					59
Net income					$7,978

Segment assets	$204,343	$60,584	$18,132	$(107,943)	$175,116
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$392	$7,978
Add: Stock-based compensation expense	3,252	4,187
Add: Intangible amortization	413	418
Add: Tax benefit from goodwill amortization	59	59
Economic Earnings	$4,116	$12,642
15. SUBSEQUENT EVENTS
Dividend Declared
In April 2019, Westwood’s Board of Directors declared a quarterly cash dividend of $0.72 per common share, payable on July 1, 2019, to stockholders of record on June 7, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “may,” “target,” “designed,” “on track,” “comfortable with,” “optimistic” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC, and those risks set forth below:

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
Revenues
We derive our revenues from investment advisory fees, trust fees and other revenues. Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are typically calculated based on a percentage of assets under management and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on assets under management on the last day of the preceding quarter, quarterly in arrears based on assets under management on the last day of the quarter just ended or are based on a daily or monthly analysis of assets under management for the stated period. We recognize advisory fee revenues as services are rendered. A limited number of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenues from performance-based fees at the end of the measurement period. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter, and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues.
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Trust fees are primarily either calculated quarterly in arrears based on a daily average of assets under management for the quarter. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter or monthly based on the month-end assets under management. Since billing periods for most of Westwood Trust's clients coincide with the calendar quarter, revenue is fully recognized within the quarter, and our Condensed Consolidated Financial Statements do not contain a significant amount of deferred trust fee revenues.
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
General and Administrative
General and administrative expenses generally consist of costs associated with the lease of our office space, amortization, depreciation, insurance, custody expense, Board of Directors' fees, investor relations, licenses and fees, office supplies and other miscellaneous expenses.
Gain (Loss) on Foreign Currency Transactions
Gain (loss) on foreign currency transactions consists of foreign currency transactions primarily related to Westwood International Advisors.
Gain on Sale of Operations
Gain on sale of operations includes the gain on the sale of our Omaha-based component of our Wealth Management business.

Assets Under Management
Assets under management (“AUM”) decreased $5.8 billion to $16.8 billion at March 31, 2019 compared with $22.6 billion at March 31, 2018. The average of beginning and ending assets under management for the first quarter of 2019 was $16.7 billion compared to $23.4 billion for the first quarter of 2018. These decreases are due to net outflows, including $629 million of outflows related to the sale of the Omaha-based component of our Wealth Management business, partially offset by market appreciation, over the last twelve months.
The following table displays assets under management as of March 31, 2019 and 2018:

			% Change
			March 31, 2019
	As of March 31,		vs.
	2019	2018	March 31, 2018
	(in millions)
Institutional(1)	$9,235	$13,377	(31)%
Wealth Management(2)	4,368	5,001	(13)
Mutual Funds(3)	3,168	4,244	(25)
Total Assets Under Management(4)	$16,771	$22,622	(26)%
________________

(1)
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

(2)
Wealth Management includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provided advisory services to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International Advisors and external unaffiliated subadvisors. For certain assets in this category Westwood Trust currently provides limited custody services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently held in custody for clients where we believe such assets may convert to fee-generating managed assets following an intergenerational transfer of wealth.

(3)
Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and private wealth accounts.

(4)
AUM excludes $264 million and $250 million of assets under advisement (“AUA”) as of March 31, 2019 and 2018, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

Roll-Forward of Assets Under Management

	Three Months Ended March 31,
(in millions)	2019	2018
Institutional
Beginning of period assets	$9,327	$14,421
Inflows	254	393
Outflows	(1,202)	(1,389)
Net flows	(948)	(996)
Market appreciation (depreciation)	856	(48)
Net change	(92)	(1,044)
End of period assets	$9,235	$13,377

Wealth Management
Beginning of period assets	$4,043	$5,566
Inflows	101	65
Outflows(1)	(117)	(584)
Net flows	(16)	(519)
Market appreciation (depreciation)	341	(46)
Net change	325	(565)
End of period assets	$4,368	$5,001

Mutual Funds
Beginning of period assets	$3,236	$4,242
Inflows	165	343
Outflows	(526)	(285)
Net flows	(361)	58
Market appreciation (depreciation)	293	(56)
Net change	(68)	2
End of period assets	$3,168	$4,244

Total AUM
Beginning of period assets	$16,606	$24,229
Inflows	520	801
Outflows	(1,845)	(2,258)
Net flows	(1,325)	(1,457)
Market appreciation (depreciation)	1,490	(150)
Net change	165	(1,607)
End of period assets	$16,771	$22,622
________________

(1)	Wealth Management outflows include approximately $453 million of assets related to the sale of the Omaha-based component of our Wealth Management business for the three months ended March 31, 2018.

Three months ended March 31, 2019 and 2018
The $165 million increase in assets under management for the three months ended March 31, 2019 was due to market appreciation of $1.5 billion, offset by net outflows of $1.3 billion. Net outflows were primarily related to our Emerging Markets and Income Opportunity strategies, partially offset by net inflows to our SmallCap Value strategy.
The $1.6 billion decrease in assets under management for the three months ended March 31, 2018 was due to market depreciation of $150 million and net outflows of $1.5 billion. Net outflows were primarily related to our Emerging Markets and LargeCap Value strategies and the divestiture of our Omaha operations, partially offset by net inflows to our SmallCap Value strategy.

Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the condensed consolidated statements of comprehensive income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included elsewhere in this report.

			% Change
	Three Months Ended		March 31, 2019
	March 31,		vs.
	2019	2018	March 31, 2018
Revenues:
Advisory fees: asset-based	$16,406	$24,483	(33)%
Advisory fees: performance-based	180	1,335	(87)
Trust fees	6,539	7,609	(14)
Other revenues	737	140	NM
Total revenues	23,862	33,567	(29)
Expenses:
Employee compensation and benefits	14,610	17,759	(18)
Sales and marketing	530	443	20
Westwood mutual funds	846	985	(14)
Information technology	1,977	2,038	(3)
Professional services	1,149	1,028	12
General and administrative	2,434	2,414	1
(Gain) loss on foreign currency transactions	820	(1,063)	NM
Total expenses	22,366	23,604	(5)
Net operating income	1,496	9,963	(85)
Gain on sale of operations	—	524	NM
Income before income taxes	1,496	10,487	(86)
Provision for income taxes	1,104	2,509	(56)
Net income	$392	$7,978	(95)%
_________________________
NM    Not meaningful

Three months ended March 31, 2019 compared to three months ended March 31, 2018
Total Revenues. Total revenues decreased $9.7 million, or 29%, to $23.9 million for the three months ended March 31, 2019 compared with $33.6 million for the three months ended March 31, 2018. Asset-based advisory fees decreased $8.1 million, or 33%, and Trust fees decreased $1.1 million, or 14%, both primarily due to lower average assets under management. Performance-based fees decreased $1.1 million, or 86.5%, to $0.2 million for the three months ended March 31, 2019 compared with $1.3 million for the three months ended March 31, 2018.
Employee Compensation and Benefits. Employee compensation and benefits decreased $3.2 million, or 18%, to $14.6 million for the three months ended March 31, 2019 compared with $17.8 million for the three months ended March 31, 2018. The decrease was due to reductions in compensation relating to short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year quarter.
(Gain) loss on foreign currency transactions. We recorded $820,000 foreign currency losses in the current quarter as a result of a 2.2% decrease in the Canadian dollar exchange rate.
Provision for Income Taxes. The effective tax rate increased to 73.8% for the three months ended March 31, 2019 from 23.9% for the three months ended March 31, 2018. The current quarter rate was negatively impacted by a $638,000 discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates.
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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands, except share and per share amounts):

	Three Months Ended March 31,		% Change
	2019	2018
Net income	$392	$7,978	(95)%
Add: Stock-based compensation expense	3,252	4,187	(22)
Add: Intangible amortization	413	418	(1)
Add: Tax benefit from goodwill amortization	59	59	—
Economic Earnings	$4,116	$12,642	(67)%
Diluted weighted average shares outstanding	8,455,386	8,539,545
Economic Earnings per share	$0.49	$1.48

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of March 31, 2019 and December 31, 2018, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the three months ended March 31, 2019, cash flow provided by operating activities was $10.6 million, which included $16.5 million liquidation of current investments partially offset by a $12.3 million decrease in compensation and benefits payables. Cash flow used in investing activities of $321,000 during the three months ended March 31, 2019 was primarily related to our investment in a private investment fund, while the prior year quarter experienced cash flow provided by investing activities as a result of the sale of the Omaha-based component of our wealth management business. Cash flow used in financing activities of $11.1 million for the three months ended March 31, 2019 reflected the payment of dividends, purchases of restricted stock returned for payment of taxes and purchases of treasury shares for our Canadian share award plan.
We had cash and short-term investments of $102.0 million as of March 31, 2019 and $118.2 million as of December 31, 2018. Cash and cash equivalents as of March 31, 2019 and December 31, 2018 included approximately $33.0 million of undistributed income from Westwood International. If these funds were needed for our U.S. operations, we would be required to accrue and pay a 5% incremental Canadian withholding taxes to repatriate all or a portion of these funds. Our current intention is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations. At March 31, 2019 and December 31, 2018, working capital aggregated $106.7 million and $112.6 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2019, Westwood Trust had approximately $17.3 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations
As of March 31, 2019, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2018. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Critical and Significant Accounting Policies and Estimates
Effective January 1, 2019, we adopted ASU 2016-02, Leases. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 13 “Leases” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed description of the adoption of ASU 2016-02.
There have been no other significant changes in our critical or significant accounting policies and estimates since December 31, 2018. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management is described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Changes in Internal Controls over Financial Reporting
During the quarter ended March 31, 2019, we implemented the necessary internal controls to ensure we adequately evaluate our contracts for the identification of leases and properly assess the discount rates used to value leases under Accounting Standards Update 2016-02, Leases. There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
We face a number of significant risks and uncertainties in our business, including those detailed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and summarized in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties may affect our current position and future prospects and should be considered carefully in evaluating us, including making an investment in our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)	—	$—	—		$5,366,000
Canadian Plan (2)	—	$—	—	CDN	$2,259,000
Employee transactions (3)	—	$—	—		—
Feb 1-28, 2019	43,855	$39.06	—		—
March 1-31, 2019	18,181	$39.96	—		—

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

Dated:	April 24, 2019	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer