Form 10-Q
period 2019-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2019-07-31
CIK 1165002

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
For the quarterly period ended June 30, 2019
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
________________________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	WHG	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 26, 2019: 8,944,733.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$56,310	$52,449
Accounts receivable	13,680	18,429
Investments, at fair value	47,602	65,781
Prepaid income taxes	822	349
Other current assets	2,680	2,731
Total current assets	121,094	139,739
Investments (including investments at fair value of $250 and $0)	5,675	5,425
Goodwill	19,804	19,804
Deferred income taxes	4,356	5,102
Operating lease right-of-use assets	8,149	8,698
Intangible assets, net	15,771	15,961
Property and equipment, net of accumulated depreciation of $6,916 and $6,462	4,637	4,454
Total assets	$179,486	$199,183
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,122	$2,518
Dividends payable	7,230	7,710
Compensation and benefits payable	4,612	15,102
Operating lease liabilities	1,521	1,432
Income taxes payable	531	365
Total current liabilities	16,016	27,127
Accrued dividends	920	1,576
Noncurrent operating lease liabilities	8,564	9,331
Total liabilities	25,500	38,034
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,336,363 and outstanding 8,944,733 shares at June 30, 2019; issued 10,182,583 and outstanding 8,904,902 shares at December 31, 2018	104	102
Additional paid-in capital	200,028	194,116
Treasury stock, at cost - 1,391,630 shares at June 30, 2019; 1,277,681 shares at December 31, 2018	(62,883)	(58,711)
Accumulated other comprehensive loss	(3,317)	(4,883)
Retained earnings	20,054	30,525
Total stockholders' equity	153,986	161,149
Total liabilities and stockholders' equity	$179,486	$199,183

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Advisory fees:
Asset-based	$14,695	$23,473	$31,101	$47,956
Performance-based	120	1,649	300	2,984
Trust fees	6,444	7,465	12,983	15,074
Other, net	450	173	1,187	313
Total revenues	21,709	32,760	45,571	66,327
EXPENSES:
Employee compensation and benefits	11,378	14,654	25,988	32,413
Sales and marketing	514	409	1,044	852
Westwood mutual funds	661	1,002	1,507	1,987
Information technology	2,282	2,383	4,259	4,421
Professional services	1,169	1,277	2,318	2,305
General and administrative	2,402	2,454	4,836	4,869
(Gain) loss on foreign currency transactions	724	(355)	1,544	(1,419)
Total expenses	19,130	21,824	41,496	45,428
Net operating income	2,579	10,936	4,075	20,899
Gain on sale of operations	—	—	—	524
Other income	77	—	77	—
Income before income taxes	2,656	10,936	4,152	21,423
Provision for income taxes	795	2,944	1,899	5,453
Net income	$1,861	$7,992	$2,253	$15,970
Other comprehensive income (loss):
Foreign currency translation adjustments	735	(479)	1,566	(1,678)
Total comprehensive income	$2,596	$7,513	$3,819	$14,292

Earnings per share:
Basic	$0.22	$0.95	$0.27	$1.92
Diluted	$0.22	$0.94	$0.27	$1.87
Weighted average shares outstanding:
Basic	8,446,610	8,399,148	8,406,367	8,336,923
Diluted	8,476,777	8,543,353	8,467,589	8,543,401

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2019 and 2018
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, March 31, 2019	8,975,865	$104	$197,598	$(62,077)	$(4,052)	$24,537	$156,110
Net income	—	—	—	—	—	1,861	1,861
Other comprehensive gain	—	—	—	—	735	—	735
Issuance of restricted stock, net of forfeitures	(4,266)	—	—	—	—	—	—
Dividends declared ($0.72 per share)	—	—	—	—	—	(6,344)	(6,344)
Stock based compensation expense	—	—	2,430	—	—	—	2,430
Purchases of treasury stock	(26,866)	—	—	(806)	—	—	(806)
BALANCE, June 30, 2019	8,944,733	$104	$200,028	$(62,883)	$(3,317)	$20,054	$153,986

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, March 31, 2018	9,017,274	$102	$183,591	$(55,201)	$(2,963)	$30,491	$156,020
Net income	—	—	—	—	—	7,992	7,992
Other comprehensive loss	—	—	—	—	(479)	—	(479)
Issuance of restricted stock, net of forfeitures	9,671	—	—	—	—	—	—
Dividends declared ($0.68 per share)	—	—	—	—	—	(6,168)	(6,168)
Stock based compensation expense	—	—	3,776	—	—	—	3,776
Restricted stock returned for payment of taxes	(139)	—	—	—	—	—	—
BALANCE, June 30, 2018	9,026,806	$102	$187,367	$(55,201)	$(3,442)	$32,315	$161,141

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2019 and 2018
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2018	8,904,902	$102	$194,116	$(58,711)	$(4,883)	$30,525	$161,149
Net income	—	—	—	—	—	2,253	2,253
Other comprehensive gain	—	—	—	—	1,566	—	1,566
Issuance of restricted stock, net of forfeitures	153,780	2	(2)	—	—	—	—
Dividends declared ($1.44 per share)	—	—	—	—	—	(12,724)	(12,724)
Stock based compensation expense	—	—	5,683	—	—	—	5,683
Reclassification of compensation liability to be paid in shares	—	—	231	—	—	—	231
Purchases of treasury stock	(51,913)	—	—	(1,787)	—	—	(1,787)
Restricted stock returned for payment of taxes	(62,036)	—	—	(2,385)	—	—	(2,385)
BALANCE, June 30, 2019	8,944,733	$104	$200,028	$(62,883)	$(3,317)	$20,054	$153,986

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2017	8,899,587	$100	$179,241	$(49,788)	$(1,764)	$28,607	$156,396
Net income	—	—	—	—	—	15,970	15,970
Other comprehensive loss	—	—	—	—	(1,678)	—	(1,678)
Issuance of restricted stock, net of forfeitures	224,060	2	(2)	—	—		—
Dividends declared ($1.36 per share)	—	—		—	—	(12,262)	(12,262)
Stock based compensation expense	—	—	7,963	—	—	—	7,963
Reclassification of compensation liability to be paid in shares	—	—	165	—	—	—	165
Purchases of treasury stock	(13,031)	—	—	(726)	—	—	(726)
Restricted stock returned for payment of taxes	(83,810)	—	—	(4,687)	—	—	(4,687)
BALANCE, June 30, 2018	9,026,806	$102	$187,367	$(55,201)	$(3,442)	$32,315	$161,141

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,253	$15,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	425	434
Amortization of intangible assets	836	836
Unrealized (gains) losses on trading investments	(600)	256
Stock based compensation expense	5,683	7,963
Deferred income taxes	763	(1,631)
Non-cash lease expense	561	525
Gain on sale of operations	—	(524)
Change in operating assets and liabilities:
Net sales (purchases) of investments - trading securities	18,779	(10,445)
Accounts receivable	4,891	(1,616)
Other current assets	(589)	4,637
Accounts payable and accrued liabilities	(604)	(442)
Compensation and benefits payable	(10,357)	(9,844)
Income taxes payable	(288)	2,881
Other liabilities	(692)	(599)
Net cash provided by operating activities	21,061	8,401
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(402)	(426)
Proceeds from Omaha divestiture	—	10,013
Purchase of investments	(250)	(5,000)
Net cash provided by (used in) investing activities	(652)	4,587
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(806)	—
Purchase of treasury stock under employee stock plans	(981)	(726)
Restricted stock returned for payment of taxes	(2,385)	(4,687)
Cash dividends paid	(13,860)	(13,075)
Net cash used in financing activities	(18,032)	(18,488)
Effect of currency rate changes on cash	1,484	(1,448)
Net Change in Cash and Cash Equivalents	3,861	(6,948)
Cash and cash equivalents, beginning of period	52,449	54,249
Cash and cash equivalents, end of period	$56,310	$47,301

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,417	$4,169
Accrued dividends	$8,150	$8,260
Accrued purchase of property and equipment	$203	$—

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Westwood Holdings Group, Inc. (“Westwood”, the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood provides investment management services to institutional investors, high net worth individuals and financial intermediaries through its subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (together “Westwood Management”), Westwood Trust, and Westwood International Advisors Inc. (“Westwood International”). Revenue is largely dependent on the total value and composition of assets under management (“AUM”). Accordingly, fluctuations in financial markets and in the composition of AUM impact revenues and results of operations.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC. Operating results for the periods in these Condensed Consolidated Financial Statements are not necessarily indicative of results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. In the current year, we created a new expense item on the Condensed Consolidated Statements of Comprehensive Income for “(Gain) loss on foreign currency transactions,” which was previously included in “General and Administrative” expense, and a new cash flow item on the Condensed Consolidated Statements of Cash Flows for “Non-cash lease expense,” which was previously included in the changes in operating assets and liabilities within “Other liabilities.” Prior year financial statements were reclassified to conform to this presentation. These reclassifications had no impact on net income, stockholders’ equity or cash flows as previously reported.
Recent Accounting Pronouncements
Recently Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases at the commencement date, excluding short-term leases. Leases will be classified as either financing or operating, with classification impacting the pattern of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the standard as of January 1, 2019 under the modified retrospective approach, which provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. We elected the package of practical expedients permitted under the transition guidance, which, among other things, allows us to carry forward the historical lease classification and elect hindsight to determine certain lease terms for existing leases. See further discussion in Note 13 “Leases.”
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
Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this amendment is to modify, remove and add certain disclosure requirements for fair value measurements. Under ASU 2018-13, entities are required to disclose the amount of total gains or losses recognized in other comprehensive income attributable to assets and liabilities categorized within Level 3 of the fair value hierarchy. The ASU includes an incremental requirement about significant unobservable inputs for Level 3 fair value measurements. The requirement to disclose reasons for transfers between Level 1 and Level 2 was removed. Various requirements for Level 3 disclosure were also modified. The amendments in this ASU are effective for all entities for fiscal years and interim periods beginning after December 15, 2019. We do not expect the amendment to have a material impact on our Consolidated Financial Statements, and we plan to adopt this amendment within the required time frame.

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
In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The purpose of this amendment is to amend ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20, Financial Instruments-Credit Losses:Amortization Cost, if the instruments are eligible for the fair value option under Accounting Standards Codification 825 - Financial Instruments. The fair value option election does not apply to held-to-maturity debt securities. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We do not expect the amendment to have a material impact on our Consolidated Financial Statements, and we plan to adopt the standard within the required time frame.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 131,000 anti-dilutive restricted shares outstanding for the three months ended June 30, 2019, and there were no anti-dilutive restricted shares outstanding for the three months ended June 30, 2018. There were approximately 91,000 and 5,000 anti-dilutive restricted shares outstanding for the six months ended June 30, 2019 and 2018, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,861	$7,992	$2,253	$15,970

Weighted average shares outstanding - basic	8,446,610	8,399,148	8,406,367	8,336,923
Dilutive potential shares from unvested restricted shares	30,167	144,205	61,222	206,478
Weighted average shares outstanding - diluted	8,476,777	8,543,353	8,467,589	8,543,401

Earnings per share:
Basic	$0.22	$0.95	$0.27	$1.92
Diluted	$0.22	$0.94	$0.27	$1.87
4. INVESTMENTS
During 2018, we made a $5.4 million strategic investment in a private company, which is included in “Investments” on our Condensed Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily-determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. As of June 30, 2019 and December 31, 2018, there were no observable price changes or indicators of impairment for this investment.

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
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
June 30, 2019:
U.S. Government and Government agency obligations	$30,701	$253	$—	$30,954
Money market funds	10,067	—	—	10,067
Equity funds	6,328	257	(4)	6,581
Total trading securities	47,096	510	(4)	47,602
Private investment fund	250	—	—	250
Total investments carried at fair value	$47,346	$510	$(4)	$47,852

December 31, 2018:
U.S. Government and Government agency obligations	$48,177	$232	$—	$48,409
Money market funds	10,354	—	—	10,354
Equity funds	7,344	—	(326)	7,018
Total trading securities	$65,875	$232	$(326)	$65,781

As of June 30, 2019 and December 31, 2018, approximately $6.5 million and $6.1 million, respectively, in corporate funds were invested in Westwood Funds®. See Note 8 “Variable Interest Entities.”
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of June 30, 2019:
Investments in trading securities	$47,602	$—	$—	$—	$47,602
Private investment fund	—	—	—	250	250
Total investments carried at fair value	$47,602	$—	$—	$250	$47,852

As of December 31, 2018:
Investments in trading securities	$65,781	$—	$—	$—	$65,781
Total investments carried at fair value	$65,781	$—	$—	$—	$65,781

(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2018 and determined that no impairment loss was required. No impairments on goodwill were recorded during the three or six months ended June 30, 2019 or 2018.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No impairments on intangible assets were recorded during the three or six months ended June 30, 2019 or 2018.
7. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” were as follows (in thousands):

	As of June 30, 2019	As of December 31, 2018
Foreign currency translation adjustment	$(3,317)	$(4,883)
Accumulated other comprehensive loss	$(3,317)	$(4,883)

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8. VARIABLE INTEREST ENTITIES
We have evaluated (i) our advisory relationships with the UCITS Fund and the Westwood Funds®, (ii) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private investment funds Westwood Hospitality Fund I, LLC and Westwood Technology Opportunities Fund I, LP (collectively, the “Private Funds”) and (iii) the private company discussed in Note 4 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”). Based on our analysis, we determined that the CTFs and Private Funds were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors by a simple majority vote and so we determined that the UCITS Fund is not a VIE. As the Company and its representatives do not have representation on the Westwood Funds® or the Private Equity independent boards of directors, which direct the activities that most significantly impact the entities' economic performance, we determined that the Westwood Funds® and the Private Equity were not VIEs. Therefore, the UCITS Fund, Westwood Funds® and Private Equity should be analyzed under the VOE consolidation method. Based on our analysis of our investments in these entities for the periods ending June 30, 2019 and December 31, 2018, we have not consolidated the CTFs, Private Funds or LLCs under the VIE method or the UCITS Fund, Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results.
As of June 30, 2019 and December 31, 2018, our seed investments in the Westwood Funds aggregated approximately $6.5 million and $6.1 million, respectively. The seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds and are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheets.
We have not otherwise provided any financial support not previously contractually obligated to provide, and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds®, the UCITS Fund and the CTFs are accounted for as investments consistent with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $8.4 million and $12.0 million for the three months ended June 30, 2019 and 2018, respectively. We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $17.1 million and $24.6 million for the six months ended June 30, 2019 and 2018, respectively.
The following table displays the assets under management, the amounts of our seed investments included in “Investments” on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of June 30, 2019
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$2,612	$6.5	$6.5
Common Trust Funds	1,582	—	—
UCITS Fund	324	—	—
Private Funds	10	0.3	0.3
Private Equity	—	5.4	5.4
All other assets:
Wealth Management	2,807
Institutional	8,053
Total Assets Under Management	$15,388

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenue Disaggregated

Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advisory Fees:
Institutional	$9,372	$15,684	$19,811	$32,389
Mutual Funds	5,212	7,753	11,077	15,503
Wealth Management	111	36	213	64
Performance-based	120	1,649	300	2,984
Trust Fees	6,444	7,465	12,983	15,074
Other	450	173	1,187	313
Total revenues	$21,709	$32,760	$45,571	$66,327

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended June 30, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$407	$—	$—	$—	$407
Canada	702	—	—	44	746
Europe	872	—	120	—	992
United States	12,714	6,444	—	406	19,564
Total	$14,695	$6,444	$120	$450	$21,709

Six Months Ended June 30, 2019
Asia	$813	$—	$—	$—	$813
Australia	591	—	—	—	591
Canada	1,526	—	—	84	1,610
Europe	1,849	—	300	—	2,149
United States	26,322	12,983	—	1,103	40,408
Total	$31,101	$12,983	$300	$1,187	$45,571

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended June 30, 2018	Advisory	Trust	Performance-based	Other	Total
Asia	$1,236	$—	$—	$—	$1,236
Australia	974	—	—	—	974
Canada	1,640	—	—	37	1,677
Europe	1,347	—	—	—	1,347
United States	18,276	7,465	1,649	136	27,526
Total	$23,473	$7,465	$1,649	$173	$32,760

Six Months Ended June 30, 2018
Asia	$2,667	$—	$—	$—	$2,667
Australia	1,996	—	—	—	1,996
Canada	3,470	—	—	86	3,556
Europe	2,590	—	—	—	2,590
United States	37,233	15,074	2,984	227	55,518
Total	$47,956	$15,074	$2,984	$313	$66,327
10. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Sixth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 5,048,100 shares. At June 30, 2019, approximately 488,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service condition stock-based compensation expense	$1,760	$2,535	$3,948	$5,325
Performance condition stock-based compensation expense	490	1,088	1,418	2,364
Stock-based compensation expense under the Plan	2,250	3,623	5,366	7,689
Canadian Plan stock-based compensation expense	180	153	317	274
Total stock-based compensation expense	$2,430	$3,776	$5,683	$7,963

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions.
As of June 30, 2019, there was approximately $19.1 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.6 years. Our two types of restricted stock grants under the Plan are discussed below.

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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	440,073	$56.40
Granted	198,295	$38.64
Vested	(162,287)	$57.14
Forfeited	(50,182)	$51.67
Non-vested, June 30, 2019	425,899	$48.40

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
In March 2019, the Compensation Committee established fiscal 2019 goals based on various departmental and company-wide performance goals. During the first six months of 2019, we recorded expense related to the applicable percentage of the performance-based restricted shares expected to meet or exceed the performance goals needed to earn the shares.
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	156,293	$55.66
Granted	21,186	$37.97
Vested	(80,493)	$56.09
Forfeited	(19,495)	$55.18
Non-vested, June 30, 2019	77,491	$50.29

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.6 million in U.S. Dollars using the exchange rate on June 30, 2019) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At June 30, 2019, approximately $2.3 million CDN ($1.7 million in U.S. Dollars using the exchange rate on June 30, 2019) remains available for issuance under the Canadian Plan, or approximately 49,000 shares based on the closing share price of our stock of $35.20 as of June 30, 2019. During the first six months of 2019, the trust formed pursuant to the Canadian Plan purchased 25,047 Westwood common shares in the open market for approximately $980,000. As of June 30, 2019, the trust holds 61,078 shares of Westwood common stock. As of June 30, 2019, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $1.1 million, which we expect to recognize over a weighted-average period of 2.0 years.
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
Awards vest over approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended June 30, 2019 and 2018, we recorded expense of approximately $14,000 and $11,000, respectively, related to mutual fund share incentive awards. For the six months ended June 30, 2019, we recorded a net $112,000 credit to mutual fund expense, primarily related to the forfeiture of a mutual fund award during the first quarter. For the six months ended June 30, 2018, we recorded expense of approximately $185,000 related to mutual fund share incentive awards. As of June 30, 2019 and December 31, 2018, we had an accrued liability of approximately $56,000 and $635,000, respectively, related to mutual fund share incentive awards.
11. INCOME TAXES
Our effective income tax rate was 29.9% for the second quarter of 2019, compared with 26.9% for the second quarter of 2018. Our effective income tax rate was 45.7% for the first six months of 2019, compared with 25.5% for the first six months of 2018. The current year-to-date rate was negatively impacted by a $638,000 discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates.
Tax Audit
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The audit of our 2015, 2016 and 2017 tax returns in a state jurisdiction in which we operate has been closed with no findings and had no impact on our Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. For the three months ended June 30, 2019 and 2018, we recorded trust fees from these accounts of $84,000 and $92,000, respectively. For the six months ended June 30, 2019 and 2018, we recorded trust fees from these accounts of $162,000 and $187,000, respectively. There was approximately $84,000 due from these accounts as of June 30, 2019 and December 31, 2018.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the Westwood Funds®, and Westwood International provides investment advisory services to the UCITS Fund. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to assets under management. These fees are commensurate with market rates. For the three months ended June 30, 2019 and 2018, the Company earned approximately $805,000 and $1.1 million, respectively, in fees from the affiliated funds. For the six months ended June 30, 2019 and 2018, the Company earned approximately $1.6 million and $2.3 million, respectively, in fees from the affiliated funds. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of June 30, 2019 and December 31, 2018, $313,000 and $295,000, respectively, of these fees were outstanding and included in “Accounts receivable” on our Condensed Consolidated Balance Sheets.
As discussed in Note 4 “Investments,” the Company made a strategic investment in a private company during 2018. We previously entered into a separate agreement with this private company to implement portfolio management and digital solutions products. For the three months ended June 30, 2019 and 2018, we incurred approximately $448,000 and $530,000, respectively, in expenses payable to this company. For the six months ended June 30, 2019 and 2018, we incurred approximately $580,000 and $605,000, respectively, in expenses payable to this company. These expenses are included in “Information technology expenses” on our Condensed Consolidated Statements of Comprehensive Income.
13. LEASES
We have operating leases for corporate offices and for certain office equipment. The lease terms for our corporate offices vary and have remaining lease terms ranging from 1 to 7 years. The corporate office lease payments are fixed and are based upon contractual monthly rates. The majority of our corporate office leases do not include options to extend or terminate the leases, and each lease is re-negotiated before its leasing period ends. We lease office equipment for a period of 2 years. In June 2019, we entered into a sublease agreement for a portion of newly built-out space in our corporate office. The sublease agreement has a term of 7 years, and the sublease income is included in “Other income” on our Condensed Consolidated Statements of Comprehensive Income.
The following table presents the components of lease costs, as well as supplemental cash flow information, related to our leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease cost	$426	$417	$897	$853
Sublease income	$77	$—	$77	$—
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$523	$466	$1,044	$940
Right-of-use assets obtained in exchange for lease obligations	$—	$186	$—	$441
Operating lease cost is included in “General and administrative” expense on our Condensed Consolidated Statements of Comprehensive Income.
The following table presents information regarding our operating leases (in thousands, except years and rates):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2019	December 31, 2018
Operating lease right-of-use assets	$8,149	$8,698

Operating lease liabilities	$1,521	$1,432
Non-current lease liabilities	8,564	9,331
Total lease liabilities	$10,085	$10,763

Weighted-average remaining lease term - (in years)	6.2	6.6
Weighted-average discount rate	5.0%	5.0%
The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$1,046
2020	2,117
2021	2,081
2022	1,717
2023	1,719
2024	1,550
Thereafter	1,852
Total undiscounted lease payments	$12,082
Less discount	(1,997)
Total lease liabilities	$10,085
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended June 30, 2019
Net fee revenues from external sources	$14,815	$6,444	$—	$—	$21,259
Net intersegment revenues	866	71	—	(937)	—
Net interest and dividend revenue	192	91	—	—	283
Other, net	174	(7)	—	—	167
Total revenues	$16,047	$6,599	$—	$(937)	$21,709
Economic Earnings	$5,211	$1,564	$(2,002)	$—	$4,773
Less: Restricted stock expense					2,430
Intangible amortization					423
Deferred taxes on goodwill					59
Net income					$1,861

Segment assets	$232,380	$64,771	$19,338	$(137,003)	$179,486
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

Three Months Ended June 30, 2018
Net fee revenues from external sources	$25,122	$7,465	$—	$—	$32,587
Net intersegment revenues	1,846	57	—	(1,903)	—
Net interest and dividend revenue	135	55	—	—	190
Other, net	(16)	(1)	—	—	(17)
Total revenues	$27,087	$7,576	$—	$(1,903)	$32,760
Economic Earnings	$13,111	$1,457	$(2,323)	$—	$12,245
Less: Restricted stock expense					3,776
Intangible amortization					418
Deferred taxes on goodwill					59
Net income					$7,992

Segment assets	$214,051	$59,605	$16,056	$(105,445)	$184,267
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Six Months Ended June 30, 2019
Net fee revenues from external sources	$31,401	$12,983	$—	$—	$44,384
Net intersegment revenues	1,883	142	—	(2,025)	—
Net interest and dividend revenue	417	178	—	—	595
Other	606	(14)	—	—	592
Total revenues	$34,307	$13,289	$—	$(2,025)	$45,571
Economic Earnings	$10,091	$2,817	$(4,018)	$—	$8,890
Less: Restricted stock expense					5,683
Intangible amortization					836
Deferred taxes on goodwill					118
Net income					$2,253

Six Months Ended June 30, 2018
Net fee revenues from external sources	$50,940	$15,074	$—	$—	$66,014
Net intersegment revenues	3,883	112	—	(3,995)	—
Net interest and dividend revenue	276	100	—	—	376
Other	(58)	(5)	—	—	(63)
Total revenues	$55,041	$15,281	$—	$(3,995)	$66,327
Economic Earnings	$26,910	$2,677	$(4,700)	$—	$24,887
Less: Restricted stock expense					7,963
Intangible amortization					836
Deferred taxes on goodwill					118
Net income					$15,970
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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,861	$7,992	$2,253	$15,970
Add: Stock-based compensation expense	2,430	3,776	5,683	7,963
Add: Intangible amortization	423	418	836	836
Add: Tax benefit from goodwill amortization	59	59	118	118
Economic Earnings	$4,773	$12,245	$8,890	$24,887

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15. SUBSEQUENT EVENTS
Dividend Declared
In July 2019, Westwood’s Board of Directors declared a quarterly cash dividend of $0.72 per common share, payable on October 1, 2019, to stockholders of record on September 6, 2019.

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
General and Administrative
General and administrative expenses generally consist of costs associated with the lease of our office space, amortization, depreciation, insurance, custody expense, Directors' fees, investor relations, licenses and fees, office supplies and other miscellaneous expenses.
Gain (Loss) on Foreign Currency Transactions
Gain (loss) on foreign currency transactions consists of foreign currency transactions primarily related to Westwood International Advisors.
Gain on Sale of Operations
Gain on sale of operations includes the gain on the sale of our Omaha-based component of our Wealth Management business.
Other Income
Other Income consists of income from the sublease of a portion of our corporate office.

Assets Under Management
Assets under management (“AUM”) decreased $6.2 billion to $15.4 billion at June 30, 2019 compared with $21.6 billion at June 30, 2018. The average of beginning and ending assets under management for the second quarter of 2019 was $16.1 billion compared to $22.1 billion for the second quarter of 2018. These decreases are due to net outflows, including $551 million of outflows related to the sale of the Omaha-based component of our Wealth Management business, partially offset by market appreciation, over the last twelve months.
The following table displays assets under management as of June 30, 2019 and 2018 (in millions):

	As of June 30,
	2019	2018	% Change
Institutional(1)	$8,377	$12,457	(33)%
Wealth Management(2)	4,399	4,935	(11)
Mutual Funds(3)	2,612	4,199	(38)
Total Assets Under Management(4)	$15,388	$21,591	(29)%
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

(4)
AUM excludes $261 million and $259 million of assets under advisement (“AUA”) as of June 30, 2019 and 2018, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

Roll-Forward of Assets Under Management

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Institutional
Beginning of period assets	$9,235	$13,377	$9,327	$14,421
Inflows	123	392	377	785
Outflows	(1,302)	(1,204)	(2,504)	(2,593)
Net client flows	(1,179)	(812)	(2,127)	(1,808)
Market appreciation (depreciation)	321	(108)	1,177	(156)
Net change	(858)	(920)	(950)	(1,964)
End of period assets	$8,377	$12,457	$8,377	$12,457

Wealth Management
Beginning of period assets	$4,368	$5,001	$4,043	$5,566
Inflows	138	122	239	187
Outflows(1)	(222)	(236)	(339)	(820)
Net client flows	(84)	(114)	(100)	(633)
Market appreciation (depreciation)	115	48	456	2
Net change	31	(66)	356	(631)
End of period assets	$4,399	$4,935	$4,399	$4,935

Mutual Funds
Beginning of period assets	$3,168	$4,244	$3,236	$4,242
Inflows	88	209	253	552
Outflows	(750)	(283)	(1,276)	(568)
Net client flows	(662)	(74)	(1,023)	(16)
Market appreciation (depreciation)	106	29	399	(27)
Net change	(556)	(45)	(624)	(43)
End of period assets	$2,612	$4,199	$2,612	$4,199

Total AUM
Beginning of period assets	$16,771	$22,622	$16,606	$24,229
Inflows	349	723	869	1,524
Outflows	(2,274)	(1,723)	(4,119)	(3,981)
Net client flows	(1,925)	(1,000)	(3,250)	(2,457)
Market appreciation (depreciation)	542	(31)	2,032	(181)
Net change	(1,383)	(1,031)	(1,218)	(2,638)
End of period assets	$15,388	$21,591	$15,388	$21,591
________________

(1)
Wealth Management outflows include approximately $78 million and $531 million of assets related to the sale of the Omaha-based component of our Wealth Management business for the three and six months ended June 30, 2018, respectively.

Three months ended June 30, 2019 and 2018
The $1.4 billion decrease in assets under management for the three months ended June 30, 2019 was due to net outflows of $1.9 billion, offset by market appreciation of $542 million. Net outflows were primarily related to our Income Opportunity, LargeCap Value and SMidCap strategies.
The $1.0 billion decrease in assets under management for the three months ended June 30, 2018 was due to market depreciation of $31 million and net outflows of $1.0 billion. Net outflows were primarily related to our SMidCap, LargeCap Value and Income Opportunity strategies and outflows related to the divestiture of our Omaha operations.

Six months ended June 30, 2019 and 2018
The $1.2 billion decrease in assets under management for the six months ended June 30, 2019 was due to net outflows of $3.3 billion, offset by market appreciation of $2.0 billion. Net outflows were primarily related to our Income Opportunity, Emerging Markets, LargeCap Value and SMidCap strategies, partially offset by net inflows to our SmallCap Value strategy.

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

	Three Months Ended		Six Months Ended		% Change
	June 30,		June 30,		Three	Six
	2019	2018	2019	2018	Months	Months
Revenues:
Advisory fees: asset-based	$14,695	$23,473	$31,101	$47,956	(37)%	(35)%
Advisory fees: performance-based	120	1,649	300	2,984	(93)	(90)
Trust fees	6,444	7,465	12,983	15,074	(14)	(14)
Other revenues	450	173	1,187	313	NM	NM
Total revenues	21,709	32,760	45,571	66,327	(34)	(31)
Expenses:
Employee compensation and benefits	11,378	14,654	25,988	32,413	(22)	(20)
Sales and marketing	514	409	1,044	852	26	23
Westwood mutual funds	661	1,002	1,507	1,987	(34)	(24)
Information technology	2,282	2,383	4,259	4,421	(4)	(4)
Professional services	1,169	1,277	2,318	2,305	(8)	1
General and administrative	2,402	2,454	4,836	4,869	(2)	(1)
(Gain) loss on foreign currency transactions	724	(355)	1,544	(1,419)	NM
Total expenses	19,130	21,824	41,496	45,428	(12)	(9)
Net operating income	2,579	10,936	4,075	20,899	(76)	(81)
Gain on sale of operations	—	—	—	524	NM	NM
Other income	77	—	77	—	NM	NM
Income before income taxes	2,656	10,936	4,152	21,423	(76)	(81)
Provision for income taxes	795	2,944	1,899	5,453	(73)	(65)
Net income	$1,861	$7,992	$2,253	$15,970	(77)%	(86)%
_________________________
NM    Not meaningful

Three months ended June 30, 2019 compared to three months ended June 30, 2018
Total Revenues. Total revenues decreased $11.1 million, or 34%, to $21.7 million for the three months ended June 30, 2019 compared with $32.8 million for the three months ended June 30, 2018. Asset-based advisory fees decreased $8.8 million, or 37%, and Trust fees decreased $1.1 million, or 14%, both primarily due to lower average assets under management. Performance-based fees decreased $1.5 million to $0.1 million for the three months ended June 30, 2019 compared with $1.6 million for the three months ended June 30, 2018.
Employee Compensation and Benefits. Employee compensation and benefits decreased $3.3 million, or 22%, to $11.4 million for the three months ended June 30, 2019 compared with $14.7 million for the three months ended June 30, 2018. The decrease was due to reductions in compensation relating to short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year quarter.
Westwood Mutual Funds. Westwood mutual funds expenses decreased $0.3 million, or 34.0% to $0.7 million for the three months ended June 30, 2019 compared to $1.0 million for the three months ended June 30, 2018. The decrease was due to overall reductions in shareholder servicing costs on lower average mutual fund assets under management for the three months ended June 30, 2019.
(Gain) loss on foreign currency transactions. We recorded $724,000 foreign currency losses in the current quarter as a result of a 1.9% decrease in the Canadian dollar exchange rate.
Provision for Income Taxes. The effective tax rate increased to 29.9% for the three months ended June 30, 2019 from 26.9% for the three months ended June 30, 2018. The current quarter rate was negatively impacted by increased permanent differences between book and tax compensation expense as a result of additional compensation limitations under the Tax Cuts and Jobs Act.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Total Revenues. Total revenues decreased $20.7 million, or 31%, to $45.6 million for the six months ended June 30, 2019 compared with $66.3 million for the six months ended June 30, 2018. Asset-based advisory fees decreased $16.9 million, or 35%, related to lower average assets under management, and Trust fees decreased $2.1 million, or 14%, primarily due to the sale of the Omaha-based component of our Wealth Management business. Performance-based fees decreased $2.7 million to $0.3 million for the six months ended June 30, 2019 compared with $3.0 million for the six months ended June 30, 2018.
Employee Compensation and Benefits. Employee compensation and benefits costs decreased $6.4 million, or 20%, to $26.0 million for the six months ended June 30, 2019 compared with $32.4 million for the six months ended June 30, 2018. The decrease is due to reductions in compensation relating to the sale of the Omaha-based component of our Wealth Management business and short and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year.
Westwood Mutual Funds. Westwood mutual funds expenses decreased $0.5 million or 24.2% to $1.5 million for the six months ended June 30, 2019 compared to $2.0 million for the three months ended June 30, 2018. The decrease was due to overall reductions in shareholder servicing costs on lower average mutual fund assets under management for the three months ended June 30, 2019.
(Gain) loss on foreign currency transactions. We recorded $1.5 million foreign currency losses for the six months ended June 30, 2019 as a result of a 4.0% decrease in the Canadian dollar exchange rate.
Gain on Sale of Operations. The six months ended June 30, 2018 includes a $0.5 million gain on the sale of our Omaha-based component of our Wealth Management business.
Provision for Income Taxes. The effective tax rate increased to 45.7% for the six months ended June 30, 2019 from 25.5% for the six months ended June 30, 2018. The current quarter rate was negatively impacted by a $638,000 discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between grant and vesting dates.

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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands, except share and per share amounts):

	Three Months Ended June 30,		% Change
	2019	2018
Net income	$1,861	$7,992	(77)%
Add: Stock-based compensation expense	2,430	3,776	(36)
Add: Intangible amortization	423	418	1
Add: Tax benefit from goodwill amortization	59	59	—
Economic Earnings	$4,773	$12,245	(61)%

Diluted weighted average shares outstanding	8,476,777	8,543,353
Economic Earnings per share	$0.56	$1.43

	Six Months Ended June 30,		% Change
	2019	2018
Net Income	$2,253	$15,970	(86)%
Add: Stock-based compensation expense	5,683	7,963	(29)
Add: Intangible amortization	836	836	—
Add: Tax benefit from goodwill amortization	118	118	—
Economic Earnings	$8,890	$24,887	(64)%

Diluted weighted average shares outstanding	8,467,589	8,543,401
Economic Earnings per share	$1.05	$2.91

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of June 30, 2019 and December 31, 2018, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the six months ended June 30, 2019, cash flow provided by operating activities was $21.1 million, which included an $18.8 million liquidation of current investments partially offset by a $10.4 million decrease in compensation and benefits payables. Cash flow used in investing activities of $652,000 during the six months ended June 30, 2019 was primarily related to the purchase of property and equipment and our investment in a private investment fund, while the prior year quarter experienced positive cash flow provided by investing activities as a result of the sale of the Omaha-based component of our wealth management business. Cash flow used in financing activities of $18.0 million for the six months ended June 30, 2019 reflected the payment of dividends, restricted stock returned for the payment of taxes and purchases of treasury shares under our share repurchase plan and for our Canadian share award plan.
We had cash and short-term investments of $103.9 million as of June 30, 2019 and $118.2 million as of December 31, 2018. Cash and cash equivalents included approximately $31 million and $33 million of undistributed income from Westwood International as of June 30, 2019 and December 31, 2018, respectively. If these funds were needed for our U.S. operations, we would be required to accrue and pay a 5% incremental Canadian withholding taxes to repatriate all or a portion of these funds. Our current intention is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations. At June 30, 2019 and December 31, 2018, working capital aggregated $105.1 million and $112.6 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2019, Westwood Trust had approximately $19.8 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of June 30, 2019, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2018. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)					$4,560,000
May 1-31, 2019	26,866	$29.99
Canadian Plan (2)	—	$—	—	C$	2,259,000
Employee transactions (3)	—	$—	—	—

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

3.1.1	First Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on May 7, 2008)

3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)

3.1.3	Third Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 19, 2019)

3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on April 25, 2012)

3.2.1	First Amendment to Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)

3.2.2	Second Amendment to Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 19, 2019)

10.1	Sixth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (incorporated by reference from the Schedule 14A filed with the SEC on March 19, 2019)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 31, 2019	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer