Form 10-Q
period 2019-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2019-10-30
CIK 1165002

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
For the quarterly period ended September 30, 2019
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
________________________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	WHG	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 25, 2019: 8,863,674.
________________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$58,372	$52,449
Accounts receivable	12,872	18,429
Investments, at fair value	42,844	65,781
Prepaid income taxes	916	349
Other current assets	2,657	2,731
Total current assets	117,661	139,739
Investments	5,425	5,425
Noncurrent investments at fair value	3,020	—
Goodwill	19,804	19,804
Deferred income taxes	3,540	5,102
Operating lease right-of-use assets	7,851	8,698
Intangible assets, net	15,701	15,961
Property and equipment, net of accumulated depreciation of $7,144 and $6,462	4,311	4,454
Total assets	$177,313	$199,183
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,040	$2,518
Dividends payable	7,290	7,710
Compensation and benefits payable	6,858	15,102
Operating lease liabilities	1,554	1,432
Income taxes payable	254	365
Total current liabilities	17,996	27,127
Accrued dividends	1,100	1,576
Noncurrent operating lease liabilities	8,158	9,331
Total liabilities	27,254	38,034
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,314,305 and outstanding 8,906,152 shares at September 30, 2019; issued 10,182,583 and outstanding 8,904,902 shares at December 31, 2018	103	102
Additional paid-in capital	202,278	194,116
Treasury stock, at cost - 1,408,152 shares at September 30, 2019; 1,277,681 shares at December 31, 2018	(63,335)	(58,711)
Accumulated other comprehensive loss	(3,799)	(4,883)
Retained earnings	14,812	30,525
Total stockholders' equity	150,059	161,149
Total liabilities and stockholders' equity	$177,313	$199,183

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Advisory fees:
Asset-based	$13,164	$22,023	$44,265	$69,979
Performance-based	154	—	454	2,984
Trust fees	6,281	7,191	19,264	22,265
Other, net	293	640	1,480	953
Total revenues	19,892	29,854	65,463	96,181
EXPENSES:
Employee compensation and benefits	12,072	14,444	38,060	46,857
Sales and marketing	506	549	1,550	1,401
Westwood mutual funds	916	979	2,423	2,966
Information technology	2,017	2,332	6,276	6,753
Professional services	940	1,372	3,258	3,677
General and administrative	2,317	2,431	7,153	7,300
(Gain) loss on foreign currency transactions	(402)	596	1,142	(823)
Total expenses	18,366	22,703	59,862	68,131
Net operating income	1,526	7,151	5,601	28,050
Gain on sale of operations	—	—	—	524
Other income	33	—	110	—
Income before income taxes	1,559	7,151	5,711	28,574
Provision for income taxes	442	1,783	2,341	7,236
Net income	$1,117	$5,368	$3,370	$21,338
Other comprehensive income (loss):
Foreign currency translation adjustments	(482)	616	1,084	(1,062)
Total comprehensive income	$635	$5,984	$4,454	$20,276

Earnings per share:
Basic	$0.13	$0.64	$0.40	$2.55
Diluted	$0.13	$0.62	$0.40	$2.49
Weighted average shares outstanding:
Basic	8,432,598	8,402,697	8,414,317	8,359,088
Diluted	8,470,673	8,598,230	8,467,823	8,561,918

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2019 and 2018
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, June 30, 2019	8,944,733	$104	$200,028	$(62,883)	$(3,317)	$20,054	$153,986
Net income	—	—	—	—	—	1,117	1,117
Other comprehensive loss	—	—	—	—	(482)	—	(482)
Issuance of restricted stock, net of forfeitures	(22,059)	(1)	1	—	—	—	—
Dividends declared ($0.72 per share)	—	—	—	—	—	(6,359)	(6,359)
Stock based compensation expense	—	—	2,249	—	—	—	2,249
Purchases of treasury stock	(16,522)	—	—	(452)	—	—	(452)
BALANCE, September 30, 2019	8,906,152	$103	$202,278	$(63,335)	$(3,799)	$14,812	$150,059

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, June 30, 2018	9,026,806	$102	$187,367	$(55,201)	$(3,442)	$32,315	$161,141
Net income	—	—	—	—	—	5,368	5,368
Other comprehensive gain	—	—	—	—	616	—	616
Issuance of restricted stock, net of forfeitures	(8,252)	—	—	—	—	—	—
Dividends declared ($0.68 per share)	—	—	—	—	—	(6,134)	(6,134)
Stock based compensation expense	—	—	3,695	—	—	—	3,695
Restricted stock returned for payment of taxes	(118)	—	—	(14)	—	—	(14)
BALANCE, September 30, 2018	9,018,436	$102	$191,062	$(55,215)	$(2,826)	$31,549	$164,672

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2018	8,904,902	$102	$194,116	$(58,711)	$(4,883)	$30,525	$161,149
Net income	—	—	—	—	—	3,370	3,370
Other comprehensive gain	—	—	—	—	1,084	—	1,084
Issuance of restricted stock, net of forfeitures	131,721	1	(1)	—	—	—	—
Dividends declared ($2.16 per share)	—	—	—	—	—	(19,083)	(19,083)
Stock based compensation expense	—	—	7,932	—	—	—	7,932
Reclassification of compensation liability to be paid in shares	—	—	231	—	—	—	231
Purchases of treasury stock	(68,435)	—	—	(2,239)	—	—	(2,239)
Restricted stock returned for payment of taxes	(62,036)	—	—	(2,385)	—	—	(2,385)
BALANCE, September 30, 2019	8,906,152	$103	$202,278	$(63,335)	$(3,799)	$14,812	$150,059

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2017	8,899,587	$100	$179,241	$(49,788)	$(1,764)	$28,607	$156,396
Net income	—	—	—	—	—	21,338	21,338
Other comprehensive loss	—	—	—	—	(1,062)	—	(1,062)
Issuance of restricted stock, net of forfeitures	215,808	2	(2)	—	—		—
Dividends declared ($2.04 per share)	—	—		—	—	(18,396)	(18,396)
Stock based compensation expense	—	—	11,658	—	—	—	11,658
Reclassification of compensation liability to be paid in shares	—	—	165	—	—	—	165
Purchases of treasury stock	(13,031)	—	—	(726)	—	—	(726)
Restricted stock returned for payment of taxes	(83,928)	—	—	(4,701)	—	—	(4,701)
BALANCE, September 30, 2018	9,018,436	$102	$191,062	$(55,215)	$(2,826)	$31,549	$164,672

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,370	$21,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	662	653
Amortization of intangible assets	1,281	1,255
Unrealized (gains) losses on trading investments	(501)	145
Stock based compensation expense	7,932	11,658
Deferred income taxes	1,572	(1,693)
Non-cash lease expense	852	789
Gain on sale of operations	—	(524)
Change in operating assets and liabilities:
Net sales (purchases) of investments - trading securities	23,438	(19,824)
Accounts receivable	5,673	1,537
Other current assets	(361)	4,185
Accounts payable and accrued liabilities	(482)	(650)
Compensation and benefits payable	(8,100)	(6,157)
Income taxes payable	(668)	3,265
Other liabilities	(1,057)	(907)
Net cash provided by operating activities	33,611	15,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(516)	(676)
Proceeds from Omaha divestiture	—	10,013
Additions to internally developed software	(584)	—
Purchase of investments	(3,020)	(5,425)
Net cash provided by (used in) investing activities	(4,120)	3,912
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,258)	—
Purchase of treasury stock under employee stock plans	(981)	(726)
Restricted stock returned for payment of taxes	(2,385)	(4,701)
Cash dividends paid	(19,979)	(18,825)
Net cash used in financing activities	(24,603)	(24,252)
Effect of currency rate changes on cash	1,035	(893)
Net Change in Cash and Cash Equivalents	5,923	(6,163)
Cash and cash equivalents, beginning of period	52,449	54,249
Cash and cash equivalents, end of period	$58,372	$48,086

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,431	$5,634
Accrued dividends	$8,390	$8,644

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
In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The purpose of this amendment is to amend ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20, Financial Instruments-Credit Losses: Amortization Cost, if the instruments are eligible for the fair value option under Accounting Standards Codification 825 - Financial Instruments. The fair value option election does not apply to held-to-maturity debt securities. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We do not expect the amendment to have a material impact on our Consolidated Financial Statements, and we plan to adopt the standard within the required time frame.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 81,000 anti-dilutive restricted shares outstanding for the three months ended September 30, 2019, and there were no anti-dilutive restricted shares outstanding for the three months ended September 30, 2018. There were approximately 87,000 and 3,251 anti-dilutive restricted shares outstanding for the nine months ended September 30, 2019 and 2018, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,117	$5,368	$3,370	$21,338

Weighted average shares outstanding - basic	8,432,598	8,402,697	8,414,317	8,359,088
Dilutive potential shares from unvested restricted shares	38,075	195,533	53,506	202,830
Weighted average shares outstanding - diluted	8,470,673	8,598,230	8,467,823	8,561,918

Earnings per share:
Basic	$0.13	$0.64	$0.40	$2.55
Diluted	$0.13	$0.62	$0.40	$2.49

4. INVESTMENTS
During 2018, we made a $5.4 million strategic investment in a private company (“Private Company”), which is included in “Investments” on our Condensed Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily-determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. As of September 30, 2019 and December 31, 2018, there were no observable price changes or indicators of impairment for this investment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In February 2019, we made a $250,000 investment in Westwood Hospitality Fund I, LLC, a private investment fund. Our investment is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and will be measured at fair value on a recurring basis using net asset value (“NAV”) as a practical expedient.
In September 2019, we made a $2.8 million investment in Charis Holdings, Inc. (“Charis”), the parent company of Westwood Private Bank. Our investment is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and will be measured at fair value on a recurring basis.
All other investments are accounted for as trading securities, are carried at fair value on a recurring basis and are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheets.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
September 30, 2019:
U.S. Government and Government agency obligations	$24,036	$145	$—	$24,181
Money market funds	12,072	—	—	12,072
Equity funds	6,329	280	(18)	6,591
Total trading securities	42,437	425	(18)	42,844
Private investment fund	250	—	—	250
Private equity	2,770	—	—	2,770
Total investments carried at fair value	$45,457	$425	$(18)	$45,864

December 31, 2018:
U.S. Government and Government agency obligations	$48,177	$232	$—	$48,409
Money market funds	10,354	—	—	10,354
Equity funds	7,344	—	(326)	7,018
Total trading securities	$65,875	$232	$(326)	$65,781

As of September 30, 2019 and December 31, 2018, approximately $6.5 million and $6.1 million, respectively, in corporate funds were invested in Westwood Funds®. See Note 8 “Variable Interest Entities.”
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
Our investment in Westwood Hospitality Fund I, LLC is measured at fair value using NAV.
Our investment in Charis is measured at fair value on a recurring basis using a market approach based on a price to tangible book value multiple range that is determined to be reasonable in the current environment. Management believes this valuation methodology is consistent with the banking industry and will reevaluate our methodology and inputs on a quarterly basis.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Our strategic investment in the Private Company discussed in Note 4 “Investments” is excluded from the recurring fair value table shown below, because we have elected to apply the measurement alternative for this investment.
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
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of September 30, 2019:
Investments in trading securities	$42,844	$—	$—	$—	$42,844
Private investment fund	—	—	—	250	250
Private equity	—	—	2,770	—	2,770
Total investments carried at fair value	$42,844	$—	$2,770	$250	$45,864

As of December 31, 2018:
Investments in trading securities	$65,781	$—	$—	$—	$65,781
Total investments carried at fair value	$65,781	$—	$—	$—	$65,781

(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Private Equity Investment		Private Equity Investment
Beginning balance	$—	$—	$—	$—
Purchases	2,770	—	2,770	—
Transfers into (out of) level 3	—	—	—	—
Realized gains (losses)	—	—	—	—
Unrealized gains (losses)	—	—	—	—
Ending balance	$2,770	$—	$2,770	$—

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2019 and determined that no impairment loss was required. No impairments on goodwill were recorded during the three or nine months ended September 30, 2019 or 2018.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No impairments on intangible assets were recorded during the three or nine months ended September 30, 2019 or 2018.
7. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
The components of “Accumulated other comprehensive loss” were as follows (in thousands):

	As of September 30, 2019	As of December 31, 2018
Foreign currency translation adjustment	$(3,799)	$(4,883)
Accumulated other comprehensive loss	$(3,799)	$(4,883)

Share Repurchase Program
On July 20, 2012, our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. In July 2016, Westwood's Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program. As of September 30, 2019, approximately $4.1 million remained available under the share repurchase program.
Between January 1, 2019 and September 30, 2019, under our share repurchase plan, the Company repurchased 43,388 shares of our common stock at an average price of $28.99, including commissions, at an aggregate purchase price of $1.3 million.
8. VARIABLE INTEREST ENTITIES
We have evaluated (i) our advisory relationships with the UCITS Fund and the Westwood Funds®, (ii) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private investment funds Westwood Hospitality Fund I, LLC and Westwood Technology Opportunities Fund I, LP (collectively, the “Private Funds”) and (iii) our investments in the Private Company and Charis discussed in Note 4 “Investments” (collectively, “Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”). Based on our analysis, we determined that the CTFs and Private Funds were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entity’s economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. Based on our analysis, we determined the UCITS Fund, Westwood Funds® and Private Equity (i) have sufficient equity at risk to finance the entity's activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance and (iii) are not structured with disproportionate voting rights, and therefore the UCITS Funds, Westwood Funds® and Private Equity are not VIEs and should be analyzed under the VOE consolidation method. Based on our analysis of our investments in these entities for the periods ending

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2019 and December 31, 2018, we have not consolidated the CTFs, Private Funds or LLCs under the VIE method or the UCITS Fund, Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results.
As of September 30, 2019 and December 31, 2018, our seed investments in the Westwood Funds aggregated approximately $6.5 million and $6.1 million, respectively. The seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds and are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheets.
We have not otherwise provided any financial support not previously contractually obligated to provide, and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds®, the UCITS Fund and the CTFs are accounted for as investments consistent with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $7.2 million and $11.7 million for the three months ended September 30, 2019 and 2018, respectively. We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $24.3 million and $36.3 million for the nine months ended September 30, 2019 and 2018, respectively.
The following table displays the assets under management, the amounts of our seed investments included in “Investments” on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

	As of September 30, 2019
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$2,338	$6.5	$6.5
Common Trust Funds	1,409	—	—
UCITS Fund	309	—	—
Private Funds	11	0.3	0.3
Private Equity	—	8.2	8.2
All other assets:
Wealth Management	2,881
Institutional	8,038
Total Assets Under Management	$14,986

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
Trust Fee Revenues
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of assets under management. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. The fees for most of our trust clients are calculated quarterly in arrears, based on a daily average of assets under management for the quarter. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Condensed Consolidated Financial Statements contain no deferred trust fee revenue.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Revenue Disaggregated

Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advisory Fees:
Institutional	$8,664	$14,426	$28,475	$46,815
Mutual Funds	4,375	7,527	15,452	23,030
Wealth Management	125	70	338	134
Performance-based	154	—	454	2,984
Trust Fees	6,281	7,191	19,264	22,265
Other	293	640	1,480	953
Total revenues	$19,892	$29,854	$65,463	$96,181

We serve clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended September 30, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$410	$—	$—	$—	$410
Canada	608	—	—	44	652
Europe	836	—	154	—	990
United States	11,310	6,281	—	249	17,840
Total	$13,164	$6,281	$154	$293	$19,892

Nine Months Ended September 30, 2019
Asia	$1,223	$—	$—	$—	$1,223
Australia	591	—	—	—	591
Canada	2,134	—	—	128	2,262
Europe	2,685	—	454	—	3,139
United States	37,632	19,264	—	1,352	58,248
Total	$44,265	$19,264	$454	$1,480	$65,463

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended September 30, 2018	Advisory	Trust	Performance-based	Other	Total
Asia	$853	$—	$—	$—	$853
Australia	927	—	—	—	927
Canada	1,707	—	—	38	1,745
Europe	1,249	—	—	—	1,249
United States	17,287	7,191	—	602	25,080
Total	$22,023	$7,191	$—	$640	$29,854

Nine Months Ended September 30, 2018
Asia	$3,520	$—	$—	$—	$3,520
Australia	2,923	—	—	—	2,923
Canada	5,177	—	—	124	5,301
Europe	3,839	—	—	—	3,839
United States	54,520	22,265	2,984	829	80,598
Total	$69,979	$22,265	$2,984	$953	$96,181

10. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Sixth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock. The total number of shares issuable under the Plan (including predecessor plans to the Plan) may not exceed 5,048,100 shares. At September 30, 2019, approximately 511,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service condition stock-based compensation expense	$1,578	$2,434	$5,526	$7,759
Performance condition stock-based compensation expense	491	1,107	1,909	3,471
Stock-based compensation expense under the Plan	2,069	3,541	7,435	11,230
Canadian Plan stock-based compensation expense	180	154	497	428
Total stock-based compensation expense	$2,249	$3,695	$7,932	$11,658

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions.
As of September 30, 2019, there was approximately $15.9 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.4 years. Our two types of restricted stock grants under the Plan are discussed below.

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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	440,073	$56.40
Granted	198,295	$38.64
Vested	(162,287)	$57.14
Forfeited	(73,036)	$51.11
Non-vested, September 30, 2019	403,045	$48.32

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
In March 2019, the Compensation Committee established fiscal 2019 goals based on various departmental and company-wide performance goals. During the first nine months of 2019, we recorded expense related to the applicable percentage of the performance-based restricted shares expected to meet or exceed the performance goals needed to earn the shares.
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	156,293	$55.66
Granted	21,186	$37.97
Vested	(80,493)	$56.09
Forfeited	(19,495)	$55.18
Non-vested, September 30, 2019	77,491	$50.29

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International. Under the Canadian Plan, no more than $10 million CDN ($7.6 million in U.S. Dollars using the exchange rate on September 30, 2019) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At September 30, 2019, approximately $2.3 million CDN ($1.7 million in U.S. Dollars using the exchange rate on September 30, 2019) remains available for issuance under the Canadian Plan, or approximately 62,000 shares based on the closing share price of our stock of $27.67 as of September 30, 2019. During the first nine months of 2019, the trust formed pursuant to the Canadian Plan purchased 25,047 Westwood common shares in the open market for approximately $980,000. As of September 30, 2019, the trust holds 61,078 shares of Westwood common stock. As of September 30, 2019, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $907,000, which we expect to recognize over a weighted-average period of 1.8 years years.
Mutual Fund Share Incentive Awards
We may grant mutual fund incentive awards, which are bonus awards based on our mutual funds achieving specific performance goals, annually to certain employees. Awards granted are notionally credited to a participant account maintained by us that contains a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account. We maintain the award in a corporate investment account until vesting. The investment may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Unvested mutual fund awards are included under “Investments, at fair value” on our Condensed Consolidated Balance Sheets.
Awards vest over approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is 3 years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended September 30, 2019 and 2018, we recorded expense of approximately $12,000 and $89,000, respectively, related to mutual fund share incentive awards. For the nine months ended September 30, 2019, we recorded a net $100,000 credit to mutual fund expense, primarily related to the forfeiture of a mutual fund award during the first quarter. For the nine months ended September 30, 2018, we recorded expense of approximately $274,000 related to mutual fund share incentive awards. As of September 30, 2019 and December 31, 2018, we had an accrued liability of approximately $67,000 and $635,000, respectively, related to mutual fund share incentive awards.
11. INCOME TAXES
Our effective income tax rate was 28.4% for the third quarter of 2019, compared with 24.9% for the third quarter of 2018. Our effective income tax rate was 41.0% for the first nine months of 2019, compared with 25.3% for the first nine months of 2018. The current year-to-date rate was negatively impacted by a $638,000 discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. For the three months ended September 30, 2019 and 2018, we recorded trust fees from these accounts of $90,000 and $89,000, respectively. For the nine months ended September 30, 2019 and 2018, we recorded trust fees from these accounts of $252,000 and $276,000, respectively. There was approximately $90,000 and $84,000 due from these accounts as of September 30, 2019 and December 31, 2018, respectively.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International and Westwood Management provide investment advisory services to the Westwood Funds®, and Westwood International provides investment advisory services to the UCITS Fund. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to assets under management. For the three months ended September 30, 2019 and 2018, the Company earned approximately $708,000 and $1.0 million, respectively, in fees from the affiliated funds. For the nine months ended September 30, 2019 and 2018, the Company earned approximately $2.3 million and $3.3 million, respectively, in fees from the affiliated funds. These fees do not include fees paid directly to Westwood International by certain clients invested in the UCITS Fund that have an investment management agreement with Westwood International. As of September 30, 2019 and December 31, 2018, $240,000 and $295,000, respectively, of these fees were outstanding and included in “Accounts receivable” on our Condensed Consolidated Balance Sheets.
As discussed in Note 4 “Investments,” the Company made a strategic investment in the Private Company during 2018. We previously entered into a separate agreement with this company to implement portfolio management and digital solutions products. For the three months ended September 30, 2019 and 2018, we incurred approximately $216,000 and $162,000, respectively, in expenses payable to this company. For the nine months ended September 30, 2019 and 2018, we incurred approximately $796,000 and $767,000, respectively, in expenses payable to this company. These expenses are included in “Information technology expenses” on our Condensed Consolidated Statements of Comprehensive Income.
Additionally discussed in Note 4 “Investments,” the Company made an investment in Charis in September 2019. We previously entered into an agreement to sublease a portion of our corporate headquarters to a subsidiary of Charis. For the three and nine months ended September 30, 2019, we recorded other income of approximately $33,000 and $110,000, respectively, related to the sublease agreement. This income is included in “Other Income” on our Condensed Consolidated Statements of Comprehensive Income. We did not record any income from Charis for the three or nine months ended September 30, 2018.
13. LEASES
We have operating leases for corporate offices and for certain office equipment. The lease terms for our corporate offices vary and have remaining lease terms ranging from one to seven years. The corporate office lease payments are fixed and are based upon contractual monthly rates. The majority of our corporate office leases do not include options to extend or terminate the leases, and each lease is re-negotiated before its leasing period ends. We lease office equipment for a period of two years. In June 2019, we entered into a sublease agreement for a portion of newly built-out space in our corporate office. The sublease agreement has a term of seven years, and the sublease income is included in “Other income” on our Condensed Consolidated Statements of Comprehensive Income.
The following table presents the components of lease costs, as well as supplemental cash flow information, related to our leases (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost	$449	$426	$1,346	$1,279
Sublease income	$33	$—	$110	$—
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$524	$475	$1,568	$1,415
Right-of-use assets obtained in exchange for lease obligations	$—	$569	$—	$1,010

Operating lease cost is included in “General and administrative” expense on our Condensed Consolidated Statements of Comprehensive Income.
The following table presents information regarding our operating leases (in thousands, except years and rates):

	September 30, 2019	December 31, 2018
Operating lease right-of-use assets	$7,851	$8,698

Operating lease liabilities	$1,554	$1,432
Non-current lease liabilities	8,158	9,331
Total lease liabilities	$9,712	$10,763

Weighted-average remaining lease term (in years)	5.9	6.6
Weighted-average discount rate	5.0%	5.0%

The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$524
2020	2,117
2021	2,081
2022	1,717
2023	1,719
2024	1,550
Thereafter	1,852
Total undiscounted lease payments	$11,560
Less discount	(1,848)
Total lease liabilities	$9,712

remaining lease terms ranging from one year to seven years
14. SEGMENT REPORTING
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
Advisory
Our Advisory segment provides investment advisory services to (i) corporate pension and profit sharing plans, public employee retirement funds,Taft Hartley plans, endowments, foundations and individuals, (ii) subadvisory relationships where Westwood provides investment management services to the Westwood Funds®, funds offered by other financial institutions and funds offered by our Trust segment and (iii) pooled investment vehicles, including the UCITS Fund and collective investment trusts. Westwood Management and Westwood International, which provide investment advisory services to similar clients, are included in our Advisory segment.
Trust
Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended September 30, 2019
Net fee revenues from external sources	$13,318	$6,281	$—	$—	$19,599
Net intersegment revenues	755	38	—	(793)	—
Net interest and dividend revenue	179	69	3	—	251
Other, net	39	3	—	—	42
Total revenues	$14,291	$6,391	$3	$(793)	$19,892
Economic Earnings	$3,574	$2,055	$(1,758)	$—	$3,871
Less: Restricted stock expense					2,249
Intangible amortization					445
Deferred taxes on goodwill					60
Net income					$1,117

Segment assets	$236,710	$66,352	$21,541	$(147,289)	$177,313
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

Three Months Ended September 30, 2018
Net fee revenues from external sources	$22,023	$7,191	$—	$—	$29,214
Net intersegment revenues	1,756	58	—	(1,814)	—
Net interest and dividend revenue	187	52	—	—	239
Other, net	389	12	—	—	401
Total revenues	$24,355	$7,313	$—	$(1,814)	$29,854
Economic Earnings	$10,553	$1,357	$(2,369)	$—	$9,541
Less: Restricted stock expense					3,695
Intangible amortization					419
Deferred taxes on goodwill					59
Net income					$5,368

Segment assets	$220,138	$60,658	$16,839	$(105,008)	$192,627
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Nine Months Ended September 30, 2019
Net fee revenues from external sources	$44,719	$19,264	$—	$—	$63,983
Net intersegment revenues	2,638	180	—	(2,818)	—
Net interest and dividend revenue	596	247	3	—	846
Other	645	(11)	—	—	634
Total revenues	$48,598	$19,680	$3	$(2,818)	$65,463
Economic Earnings	$13,665	$4,872	$(5,776)	$—	$12,761
Less: Restricted stock expense					7,932
Intangible amortization					1,281
Deferred taxes on goodwill					178
Net income					$3,370

Nine Months Ended September 30, 2018
Net fee revenues from external sources	$72,963	$22,265	$—	$—	$95,228
Net intersegment revenues	5,639	171	—	(5,810)	—
Net interest and dividend revenue	464	152	—	—	616
Other	331	6	—	—	337
Total revenues	$79,397	$22,594	$—	$(5,810)	$96,181
Economic Earnings	$37,463	$4,034	$(7,069)	$—	$34,428
Less: Restricted stock expense					11,658
Intangible amortization					1,255
Deferred taxes on goodwill					177
Net income					$21,338

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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,117	$5,368	$3,370	$21,338
Add: Stock-based compensation expense	2,249	3,695	7,932	11,658
Add: Intangible amortization	445	419	1,281	1,255
Add: Tax benefit from goodwill amortization	60	59	178	177
Economic Earnings	$3,871	$9,541	$12,761	$34,428

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15. SUBSEQUENT EVENTS
Dividend Declared
In October 2019, Westwood’s Board of Directors declared a quarterly cash dividend of $0.72 per common share, payable on January 2, 2020, to stockholders of record on December 6, 2019.
Share Repurchase Program
In October 2019, we repurchased 42,171shares of our common stock for an aggregate purchase price of approximately $1.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “potentially,” “may,” “designed” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC, and those risks set forth below:

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

Assets Under Management
Assets under management (“AUM”) decreased $5.8 billion to $15.0 billion at September 30, 2019 compared with $20.8 billion at September 30, 2018. The average of beginning and ending assets under management for the third quarter of 2019 was $15.2 billion compared to $21.2 billion for the third quarter of 2018. These decreases are due to net outflows, including $274 million of outflows related to the sale of the Omaha-based component of our Wealth Management business, partially offset by market appreciation, over the last twelve months.
The following table displays assets under management as of September 30, 2019 and 2018 (in millions):

	As of September 30,
	2019	2018	% Change
Institutional(1)	$8,347	$11,979	(30)%
Wealth Management(2)	4,301	4,790	(10)
Mutual Funds(3)	2,338	4,031	(42)
Total Assets Under Management(4)	$14,986	$20,800	(28)%
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

(4)
AUM excludes $266 million and $268 million of assets under advisement (“AUA”) as of September 30, 2019 and 2018, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

Roll-Forward of Assets Under Management

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Institutional
Beginning of period assets	$8,377	$12,457	$9,327	$14,421
Inflows	158	402	535	1,187
Outflows	(286)	(1,265)	(2,790)	(3,858)
Net client flows	(128)	(863)	(2,255)	(2,671)
Market appreciation (depreciation)	98	385	1,275	229
Net change	(30)	(478)	(980)	(2,442)
End of period assets	$8,347	$11,979	$8,347	$11,979

Wealth Management
Beginning of period assets	$4,399	$4,935	$4,043	$5,566
Inflows	87	106	326	293
Outflows(1)	(237)	(422)	(576)	(1,242)
Net client flows	(150)	(316)	(250)	(949)
Market appreciation (depreciation)	52	171	508	173
Net change	(98)	(145)	258	(776)
End of period assets	$4,301	$4,790	$4,301	$4,790

Mutual Funds
Beginning of period assets	$2,612	$4,199	$3,236	$4,242
Inflows	98	164	351	716
Outflows	(411)	(466)	(1,687)	(1,034)
Net client flows	(313)	(302)	(1,336)	(318)
Market appreciation (depreciation)	39	134	438	107
Net change	(274)	(168)	(898)	(211)
End of period assets	$2,338	$4,031	$2,338	$4,031

Total AUM
Beginning of period assets	$15,388	$21,591	$16,606	$24,229
Inflows	343	672	1,212	2,196
Outflows	(934)	(2,153)	(5,053)	(6,134)
Net client flows	(591)	(1,481)	(3,841)	(3,938)
Market appreciation (depreciation)	189	690	2,221	509
Net change	(402)	(791)	(1,620)	(3,429)
End of period assets	$14,986	$20,800	$14,986	$20,800
________________

(1)
Wealth Management outflows include approximately $271 million and $802 million of assets related to the sale of the Omaha-based component of our Wealth Management business for the three and nine months ended September 30, 2018, respectively.

Three months ended September 30, 2019 and 2018
The $402 million decrease in assets under management for the three months ended September 30, 2019 was due to net outflows of $591 million, offset by market appreciation of $189 million. Net outflows were primarily related to our Income Opportunity, LargeCap Value and SMidCap strategies.
The $791 million decrease in assets under management for the three months ended September 30, 2018 was due to net outflows of $1.5 billion, partially offset by market appreciation of $690 million. Net outflows were primarily related to our Emerging Markets, SMidCap and Income Opportunity strategies, as well as outflows from the divestiture of our Omaha operations.

Nine months ended September 30, 2019 and 2018
The $1.6 billion decrease in assets under management for the nine months ended September 30, 2019 was due to net outflows of $3.8 billion, offset by market appreciation of $2.2 billion. Net outflows were primarily related to our Income Opportunity, Emerging Markets, LargeCap Value and SMidCap strategies, partially offset by net inflows to our SmallCap Value strategy.

The $3.4 billion decrease in assets under management for the nine months ended September 30, 2018 was due to net outflows of $3.9 billion, partially offset by market appreciation of $509 million. Net outflows were primarily related to our Emerging Markets, SMidCap, Income Opportunity and LargeCap Value strategies, as well as outflows from the divestiture of our Omaha operations, partially offset by net inflows to our SmallCap Value strategy.

Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended		Nine Months Ended		% Change
	September 30,		September 30,		Three	Nine
	2019	2018	2019	2018	Months	Months
Revenues:
Advisory fees: asset-based	$13,164	$22,023	$44,265	$69,979	(40)%	(37)%
Advisory fees: performance-based	154	—	454	2,984	NM	(85)
Trust fees	6,281	7,191	19,264	22,265	(13)	(13)
Other revenues	293	640	1,480	953	NM	NM
Total revenues	19,892	29,854	65,463	96,181	(33)	(32)
Expenses:
Employee compensation and benefits	12,072	14,444	38,060	46,857	(16)	(19)
Sales and marketing	506	549	1,550	1,401	(8)	11
Westwood mutual funds	916	979	2,423	2,966	(6)	(18)
Information technology	2,017	2,332	6,276	6,753	(14)	(7)
Professional services	940	1,372	3,258	3,677	(31)	(11)
General and administrative	2,317	2,431	7,153	7,300	(5)	(2)
(Gain) loss on foreign currency transactions	(402)	596	1,142	(823)	NM
Total expenses	18,366	22,703	59,862	68,131	(19)	(12)
Net operating income	1,526	7,151	5,601	28,050	(79)	(80)
Gain on sale of operations	—	—	—	524	NM	NM
Other income	33	—	110	—	NM	NM
Income before income taxes	1,559	7,151	5,711	28,574	(78)	(80)
Provision for income taxes	442	1,783	2,341	7,236	(75)	(68)
Net income	$1,117	$5,368	$3,370	$21,338	(79)%	(84)%
_________________________
NM    Not meaningful

Three months ended September 30, 2019 compared to three months ended September 30, 2018
Total Revenues. Total revenues decreased $10.0 million, or 33%, to $19.9 million for the three months ended September 30, 2019 compared with $29.9 million for the three months ended September 30, 2018. Asset-based advisory fees decreased $8.8 million, or 40%, and Trust fees decreased $0.9 million, or 13%, both primarily due to lower average assets under management. We recorded performance-based fees of $0.2 million for the three months ended September 30, 2019.
Employee Compensation and Benefits. Employee compensation and benefits decreased $2.3 million, or 16%, to $12.1 million for the three months ended September 30, 2019 compared with $14.4 million for the three months ended September 30, 2018. The decrease was due to reductions in compensation relating to short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year quarter.
Professional Services. Professional services decreased $0.5 million, or 31%, to $0.9 million for the three months ended September 30, 2019 compared with $1.4 million for the three months ended September 30, 2018. The decrease was primarily due to reductions in subadvisory costs and recruitment fees versus those incurred in the third quarter of 2018.
(Gain) loss on foreign currency transactions. We recorded $402,000 in foreign currency gains in the current quarter as a result of a 1.1% increase in the Canadian dollar exchange rate.
Provision for Income Taxes. The effective tax rate increased to 28.4% for the three months ended September 30, 2019 from 24.9% for the three months ended September 30, 2018. The current quarter rate was negatively impacted by increased permanent differences between book and tax compensation expense as a result of additional compensation limitations under the Tax Cuts and Jobs Act.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Total Revenues. Total revenues decreased $30.7 million, or 32%, to $65.5 million for the nine months ended September 30, 2019 compared with $96.2 million for the nine months ended September 30, 2018. Asset-based advisory fees decreased $25.7 million, or 37%, related to lower average assets under management, and Trust fees decreased $3.0 million, or 13%, primarily due to the sale of the Omaha-based component of our Wealth Management business. Performance-based fees decreased $2.5 million to $0.5 million for the nine months ended September 30, 2019 compared with $3.0 million for the nine months ended September 30, 2018.
Employee Compensation and Benefits. Employee compensation and benefits costs decreased $8.8 million, or 19%, to $38.1 million for the nine months ended September 30, 2019 compared with $46.9 million for the nine months ended September 30, 2018. The decrease is due to reductions in compensation relating to the sale of the Omaha-based component of our Wealth Management business and relating to short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year.
Westwood Mutual Funds. Westwood mutual funds expenses decreased $0.6 million or 18% to $2.4 million for the nine months ended September 30, 2019 compared to $3.0 million for the nine months ended September 30, 2018. The decrease was due to overall reductions in shareholder servicing costs on lower average mutual fund assets under management.
(Gain) loss on foreign currency transactions. We recorded $1.1 million in foreign currency losses for the nine months ended September 30, 2019 as a result of a 3.0% decrease in the Canadian dollar exchange rate.
Gain on Sale of Operations. The nine months ended September 30, 2018 includes a $0.5 million gain on the sale of our Omaha-based component of our Wealth Management business.
Provision for Income Taxes. The effective tax rate increased to 41.0% for the nine months ended September 30, 2019 from 25.3% for the nine months ended September 30, 2018. The current year rate was negatively impacted by a $638,000 discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between grant and vesting dates, as well as limitations on the deductibility of additional compensation under the Tax Cuts and Jobs Act.

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
The following tables provide a reconciliation of Net income to Economic Earnings (in thousands, except share and per share amounts):

	Three Months Ended September 30,		% Change
	2019	2018
Net income	$1,117	$5,368	(79)%
Add: Stock-based compensation expense	2,249	3,695	(39)
Add: Intangible amortization	445	419	6
Add: Tax benefit from goodwill amortization	60	59	2
Economic Earnings	$3,871	$9,541	(59)%

Diluted weighted average shares outstanding	8,470,673	8,598,230
Economic Earnings per share	$0.46	$1.11

	Nine Months Ended September 30,		% Change
	2019	2018
Net Income	$3,370	$21,338	(84)%
Add: Stock-based compensation expense	7,932	11,658	(32)
Add: Intangible amortization	1,281	1,255	2
Add: Tax benefit from goodwill amortization	178	177	1
Economic Earnings	$12,761	$34,428	(63)%

Diluted weighted average shares outstanding	8,467,823	8,561,918
Economic Earnings per share	$1.51	$4.02

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of September 30, 2019 and December 31, 2018, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the nine months ended September 30, 2019, cash flow provided by operating activities was $33.6 million, which included a $23.4 million liquidation of current investments partially offset by an $8.1 million decrease in compensation and benefits payables. Cash flow used in investing activities of $4.1 million during the nine months ended September 30, 2019 was primarily related to our investments in private equity and Westwood Hospitality Fund I, LLC, while the prior year quarter experienced positive cash flow provided by investing activities as a result of the sale of the Omaha-based component of our wealth management business. Cash flow used in financing activities of $24.6 million for the nine months ended September 30, 2019 reflected the payment of dividends, restricted stock returned for the payment of taxes and purchases of treasury shares under our share repurchase plan and for our Canadian share award plan.
We had cash and short-term investments of $101.2 million as of September 30, 2019 and $118.2 million as of December 31, 2018. Cash and cash equivalents included approximately $32 million and $33 million of undistributed income from Westwood International as of September 30, 2019 and December 31, 2018, respectively. If these funds were needed for our U.S. operations, we would be required to accrue and pay a 5% incremental Canadian withholding taxes to repatriate all or a portion of these funds. Our current intention is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations. At September 30, 2019 and December 31, 2018, working capital aggregated $99.7 million and $112.6 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2019, Westwood Trust had approximately $22.1 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of September 30, 2019, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2018. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)					$4,108,000
August 1-31, 2019	2,200	$27.51
September 1-30, 2019	14,322	$27.36
Canadian Plan (2)	—	$—	—	C$	2,259,000
Employee transactions (3)	—	$—	—	—

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

101*
The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 30, 2019	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer