Form 10-K
period 2019-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2020-02-20
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number 1-31234
____________________________________________________________________________
WESTWOOD HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________

Delaware		75-2969997
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
200 Crescent Court, Suite 1200
Dallas,	Texas	75201
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (214) 756-6900
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	WHG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2019 of the voting and non-voting common equity held by non-affiliates of the registrant was $427,426,109. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.
The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 14, 2020: 8,912,392.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

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
General
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is an SEC-RIA and referred to hereinafter together as “Westwood Management”), Westwood International Advisors Inc. (“Westwood International Advisors”) and Westwood Trust. Westwood Management, founded in 1983, provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood International Advisors was established in 2012 and provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, an Irish investment company authorized pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulation 2011 (as amended) (the “UCITS Fund”) and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust, custodial and investment management services through use of commingled funds and individual securities to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management ("AUM"). Westwood Management, Westwood International Advisors and Westwood Trust collectively managed assets valued at approximately $15.2 billion at December 31, 2019. We were incorporated under the laws of the State of Delaware on December 12, 2001. Our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock of Westwood Management, Westwood Trust and Westwood International Advisors.
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
We have focused on building our foundation in terms of personnel and infrastructure to support a larger business. We have developed investment strategies that we expect to be desirable within our target institutional, wealth management and intermediary markets. Developing new investment strategies and building the organization can result in incurring expenses before significant offsetting revenues are realized. We continue to evaluate new strategies and resources in terms of meeting actual and potential investor needs.
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

Advisory
General
Our advisory business is comprised of Westwood Management and Westwood International Advisors and encompasses three distinct investment teams – United States ("U.S.") Value Equity, Multi-Asset and Emerging Markets Equity.
Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums vary by investment strategy and generally range from $10 million to $25 million. Westwood Management also provides advisory services to individuals and the Westwood Funds®, as well as subadvisory services to other mutual funds and pooled investment vehicles. Westwood Management’s investment strategies are managed by the U.S. Value Equity team, based in Dallas, Texas, and by the Multi-Asset team, based in both Dallas and Boston, Massachusetts. Our U.S. investment professionals average over fifteen years of investment experience. We believe team continuity and years of experience are among the critical elements required for successfully managing investments.
Westwood International Advisors, based in Toronto, Canada, provides investment advisory services to large institutions and pooled investment vehicles, as well as subadvisory services to the NBI Westwood Emerging Markets Fund, which is a mutual fund offered by a subsidiary of National Bank of Canada. Institutional separate account minimums vary by investment strategy and generally start at $25 million. Westwood International Advisors' investment strategies are managed by the Emerging Markets Equity team, with an average of 24 years of investment experience. Westwood International Advisors has entered into a Memorandum of Understanding (“MOU”) with Westwood Management pursuant to which Westwood International Advisors is considered a “participating affiliate” of Westwood Management as that term is used in relief granted by the staff of the SEC allowing U.S. registered investment advisers ("RIAs") to use portfolio management or research resources of advisory affiliates subject to the supervision of a registered adviser. Pursuant to the MOU, Westwood International Advisors professionals provide advisory and subadvisory services to certain Westwood Funds®, pooled investment vehicles and large institutions under the supervision of Westwood Management.
Investment Strategies
We offer high conviction equity and outcome-oriented solutions to address a wide range of investment objectives, including three strategies: LargeCap Value, Income Opportunity and SmallCap Value, each with over $1 billion in AUM.
U.S. Value Equity Team
The U.S. Value Equity team employs a value-oriented approach focused on identifying undervalued, high quality businesses that can generate superior risk-adjusted returns, employing a fundamental bottom-up, three-step investment process. Our team seeks well-run businesses with conservative balance sheets and strong free cash flow that can grow their business value by funding growth initiatives or returning capital to shareholders. Identifying undervalued companies with strong fundamentals, where the outlook for future earnings growth is underestimated by the market, offers the potential for asymmetric returns. This investment approach is intended to preserve capital during unfavorable periods and provide superior real returns over the long term. We have established a track record of delivering competitive risk-adjusted returns for our clients. The principal investment strategies currently managed by the U.S. Value Equity team are as follows:
LargeCap Value: Investments in equity securities of approximately 40 to 60 companies benchmarked to the Russell 1000 Value Index.
LargeCap Select: Investments in equity securities of approximately 15 to 30 companies benchmarked to the Russell 1000 Value Index.
SMidCap: Investments in equity securities of approximately 50 to 70 companies benchmarked to the Russell 2500 Index.
SmallCap Value: Investments in equity securities of approximately 50 to 70 companies benchmarked to the Russell 2000 Value Index.
AllCap Value: Investments in equity securities of approximately 50 to 80 companies benchmarked to the Russell 3000 Value Index.
Multi-Asset Team
The Multi-Asset team investment process applies both top down views across asset classes along with bottom up security selection, utilizing quantitative and fundamental tools to evaluate macro, micro and technical conditions across a range of asset classes. Our continuum of outcome-oriented solutions maintains defined strategic and tactical allocations and a discipline geared towards managing downside risks.

The team draws on the proprietary fundamental research of all three of Westwood's investment teams in order to identify securities with attractive risk-adjusted return profiles across a broad spectrum of income-producing securities. The principal investment strategies currently managed by the Multi-Asset team are as follows:
Income Opportunity: Multi-asset strategy that invests across multiple bond sectors including convertibles and income-producing equity securities.
Strategic Global Convertibles: Investments in convertible securities of approximately 60 to 90 global companies benchmarked against the Thomson Reuters Global Focus Convertibles Index.
Alternative Income: Multi-strategy process seeking to generate positive absolute returns through a short duration yield portfolio of global convertible securities, convertible arbitrage and macro hedging.
Total Return: Multi-asset strategy that invests across multiple bond sectors including convertibles and income-producing equity securities.
Flexible Income: Investments in securities across a company’s capital structure with the objective of achieving higher yield and lower volatility than other income alternatives strategies.
High Income Fund: Multi-asset strategy that invests across multiple bond sectors including convertibles and income producing equity securities.
Emerging Markets Equity Team
The Emerging Markets Equity team seeks investments in mispriced high-quality companies that can generate positive and sustainable earnings growth and achieve economic profit over time. The team emphasizes Economic Value Added (“EVA”) analysis in its research process with the objective of generating attractive risk adjusted performance relative to the benchmark. Our internationally minded team is uniquely diverse by virtue of having lived or worked in foreign markets and together they speak 12 languages fluently. We view this diversity as additive to their bottom-up research approach. The team offers emerging markets equity investment strategies as follows:
Emerging Markets: Investments in equity securities of approximately 70 to 90 emerging markets companies benchmarked against the MSCI Emerging Markets Index.
Emerging Markets Plus: Investments in equity securities of approximately 50 to 70 emerging markets companies benchmarked against the MSCI Emerging Markets Index.
Emerging Markets SMidCap: Investments in equity securities of approximately 70 to 90 emerging markets companies benchmarked against the MSCI Emerging Markets SMidCap Index.
Our ability to grow AUM is primarily dependent on our ability to generate competitive investment performance and our success in building strong relationships with investment consulting firms and other financial intermediaries, as well as our ability to develop new client relationships while nurturing and maintaining existing relationships. We continually seek to expand AUM by organically growing our existing investment strategies, as well bringing new products to market. We intend to grow our investment strategies internally but may also consider acquiring new investment strategies from third parties, as discussed under “Growth Strategy” below. Our growth strategy provides clients with more investment opportunities and diversifies our AUM, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients. Our ten largest clients accounted for approximately 20% of our fee revenues for the year ended December 31, 2019. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.
Advisory and Subadvisory Agreements
Westwood Management and Westwood International Advisors manage client accounts under investment advisory and subadvisory agreements. Typical for the asset management industry, these agreements are usually terminable upon short notice and provide for compensation based on the market value of client AUM. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended, or are based on a daily or monthly analysis of AUM for the stated period. Certain clients have contractual performance-based fee arrangements, which generate additional revenues if we outperform a specified index over a specific period of time. Revenue for performance-based fees is recorded at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood provides overall investment management services, including directing investments in conformity with client-established investment objectives and restrictions. Unless otherwise directed in writing by clients, Westwood has the authority to vote all proxies with respect to securities in client portfolios.

Westwood Management and Westwood International Advisors are parties to subadvisory agreements with other investment advisers under which they perform similar services under advisory agreements. Our subadvisory fees are generally computed based upon the average daily AUM and are payable on a monthly basis.
Westwood Management provides investment advisory services to the Westwood Funds® family of mutual funds:

●	Westwood Alternative Income (WMNIX,WMNUX)	●	Westwood LargeCap Value (WHGLX,WWLAX)
●	Westwood Emerging Markets (WWEMX,WWEAX)	●	Westwood SmallCap (WHGSX,WHGAX,WHGCX)
●	Westwood Flexible Income (WFLEX)	●	Westwood SMidCap (WHGMX)
●	Westwood High Income (WHGHX,WSDAX)	●	Westwood Total Return (WLVIX)
●	Westwood Income Opportunity (WHGIX,WWIAX,WWICX)
As of December 31, 2019, the Westwood Funds® had AUM of $2.1 billion.

Trust
General
Through the combined efforts of the Dallas and Houston offices of Westwood Trust, we provide fiduciary and investment services to high net worth individuals and families, non-profit endowments and foundations, public and private retirement plans and individual retirement accounts (“IRAs”). Westwood Trust is chartered and regulated by the Texas Department of Banking. Fees charged by Westwood Trust are separately negotiated with each client and are typically based on AUM. Clients generally have at least $1 million in investable assets.
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Wealth Management business. The sale was completed on January 12, 2018. The sale did not represent a major strategic shift in our business. Further information on the sale is included in Note 1 “Description of the Business” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” accompanying this Report.
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
Westwood Trust also sponsors a range of commingled funds in which client assets are commingled to achieve economies of scale. Westwood Trust’s commingled funds fall within two basic categories: personal trusts (common trust funds) and employee benefit trusts (collective investment funds). Westwood Trust sponsors commingled funds for most of the investment strategies managed by Westwood Management and Westwood International Advisors. Westwood Trust has also engaged Brandywine Global Investment Management, LLC, an RIA, to subadvise our International Fixed Income commingled funds and Loomis Sayles & Co., L.P., to subadvise our AllCap Growth common trust fund.
Westwood Trust also develops asset allocation models for certain clients utilizing its commingled funds, mutual funds managed by Westwood Management and Westwood International Advisors, and non-affiliated mutual funds.
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
Institutional
In our institutional channel, we market our investment strategies to institutional investment consultants, financial intermediaries and directly to institutional investors, which include pension plan sponsors, foundations and endowments, and financial institutions. We have established strong relationships with many global, national and regional investment consulting firms, which collectively have contributed to our being considered and hired by their clients. Continuing to enhance existing consulting firm relationships, as well as forging new relationships, increases the awareness of our services in both the consultant community and within their institutional client base.
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
Intermediary and Retail
In our intermediary and retail channel, our team directly markets our investment services, including the Westwood Funds®, to financial intermediaries, RIAs, broker-dealers, turnkey asset management programs and select mutual fund platforms. By leveraging our firm relationships we are also able to offer our strategies within select defined contribution and other retirement plans where clients utilize a mutual fund vehicle. We continue to expand our relationships with financial intermediaries that manage discretionary mutual fund models as well. Our wholesaling group markets our mutual funds and separately managed accounts directly to select broker-dealers and RIAs.
Managed accounts are similar in some respects to mutual fund relationships in that a third-party financial institution, such as a broker dealer or RIA, trades securities under our model. The end client in a managed account is typically a high net worth individual or small institution that would prefer to own shares directly, rather than in a mutual fund. In these arrangements, the third-party financial institution is responsible to the end client for client service, operations and accounting.
Wealth Management
In our wealth management channel, we generate awareness of our trust fiduciary and investment services through investment consultants, centers of influence, community involvement, and targeted direct marketing to high net worth individuals, families and small to medium-sized institutions. We also seek asset growth generated by referrals from existing clients.

Growth Strategy
We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment and client professionals. We believe that opportunities for future growth will come from our ability to:
•generate growth in our investment management platform from new and existing clients and consultant relationships, while fostering expanded intermediary distribution;
•attract and retain key employees;
•grow assets in our existing investment strategies;
•enhance our digital capabilities;
•foster continued growth of the wealth management platform and distribution channel;
•pursue strategic corporate development opportunities;
•offering a diverse array of financial services such as banking and private equity investing through strategic alliances or business development opportunities;
•pursue international opportunities through targeted sales and relationships with international distributors and institutional investors;
•continue to strengthen our brand name; and
•develop or acquire new investment strategies.
Generate growth from new and existing clients and consultant relationships, while fostering intermediary distribution. As our primary business objective, we intend to maintain and enhance existing relationships with clients, investment consultants and intermediaries by providing value added investment performance and client service. Over the last two years, we have expanded and restructured our distribution team to improve our proactive sales and client engagement strategy. We intend to pursue growth via targeted sales and marketing efforts that showcase our boutique offering of high-conviction equity and outcome-oriented solutions, our consistent investment performance and superior client service. New institutional client accounts are sourced from either investment consultants or from our direct sales efforts with institutional investors. In intermediary, we also intend to broaden platform placement and expand our SMA offering. We believe that the in-depth knowledge of our firm, our people and our processes embedded in our consultant and platform relationships, as well as in existing and prospective relationships, are key factors when being considered for new client investment mandates and platform placements.
Attract and retain key employees. We believe that we have created a workplace environment in which motivated, performance-driven and client-oriented individuals can thrive. As a public company, we offer our employees a compensation program that includes strong equity incentives to closely align their success with that of our clients and stockholders. We believe that these factors are critical to maintaining a stable, client-focused environment that can support future growth.
Grow assets in our existing investment strategies. We have significant capacity to manage additional assets across our existing range of investment strategies. We have developed a range of institutional investment strategies by building on the core competencies of our U.S. Value Equity, Multi-Asset and Emerging Markets Equity teams.
Enhance our digital capabilities. Over the past three years we have invested a significant amount of capital to enhance our automation and digital efficiency. We moved our technology infrastructure to secure, cloud-based access, created a data warehouse to improve our investment operations work flow, upgraded our trade order management and trade compliance systems and digitized our portfolio accounting and reconciliation system. We are also developing digital client portals for our institutional and wealth management clients. We believe these investments position us to improve efficiencies and better respond to consumer demand for digital interaction with investment advisors.
Foster continued growth of the wealth management platform and distribution channel. Westwood Trust serves high net worth individuals and families, as well as small to medium-sized institutions. We anticipate continued interest from clients and prospects in our diversified, highly attentive service model. A significant percentage of asset inflows at Westwood Trust stems from referrals, as well as gathering additional assets from existing clients. We believe that our Enhanced Balanced® strategy, which offers diversified exposure to multiple asset classes in a comprehensive manner, our Select Equity strategy, which offers diversified equity exposure in a tax-efficient manner, and our separately managed portfolio offerings all provide opportunities for growth.
Foster expanded intermediary distribution. During 2018 we hired a new Head of Intermediary Sales in order to expand and target our geographic approach and focus coverage for intermediary distribution, and during 2019 we expanded our intermediary sales team to extend our coverage and accelerate growth in top markets. We believe that providing investors access to our mutual funds is a key component to achieving asset growth in the defined contribution and retirement marketplaces as well as with RIAs and select broker-dealers.
Pursue strategic corporate development opportunities. We evaluate strategic corporate development opportunities to augment organic growth. We may pursue a variety of transactions, including acquisitions of asset management firms, mutual funds, wealth management firms, or other financial institutions, as well as hiring investment professionals or teams. We consider opportunities to enhance our existing operations, expand our range of investment strategies and services or further develop our distribution capabilities. By acquiring investment firms or by hiring investment professionals or teams that successfully manage investment strategies beyond our current expertise, we can both attract new clients and provide existing clients with an even more diversified range of investment strategies. We may also consider forging alliances with other financial services firms to leverage our core competency of developing and managing investment strategies with partners that can provide enhanced distribution capabilities or additional service offerings.
Pursue international opportunities through targeted sales and relationships with international distributors and institutional investors. As of December 31, 2019, non-U.S. clients represented approximately 19% of our AUM.  Our non-U.S. client base has primarily been a function of the broadening of our range of investment strategies to include Emerging Markets equity, Global Convertible Securities and Alternative Income. In addition, we established a UCITS platform in 2013 for non-U.S. investors. We intend to continue our sales efforts outside of the U.S. We may consider forging alliances with international financial services firms or partners to obtain enhanced distribution capabilities and greater access to global customers. Additionally, we continue to target select institutional clients around the globe.
Continue to strengthen our brand name. We believe that the strength of our brand name has been a key component to our long-term success in the investment industry and will be instrumental to our future success. We have developed a strong brand name largely through our performance, coupled with high profile coverage in investment publications and electronic media. Several of our investment professionals have been visible in print and electronic media, and we will continue to look for creative ways to strengthen our brand name and reputation in our target markets.
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
We compete with other asset management firms on the basis of investment strategies offered, their investment performance both in absolute terms and relative to peer groups, quality of service, fees charged, the level and type of compensation offered to key employees and the manner in which investment strategies are marketed. Many of our competitors offer more investment strategies and services and have substantially greater AUM.
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
Additionally, most prospective clients perform a thorough review of an investment manager’s background, investment policies and performance before committing assets to that manager. In many cases, prospective clients invite a number of competing firms to make presentations. The process of obtaining a new client typically takes twelve to eighteen months from the time of initial contact. While we have achieved success in competing for new clients, it is a process to which we dedicate significant resources over an extended period, with no certainty of winning.
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
Westwood Management
Our business is subject to regulation at federal and state levels by the SEC and other regulatory bodies. Westwood Management Corp. and Westwood Advisors, L.L.C. are registered with the SEC under the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and under the laws of various states. As RIAs, Westwood Management Corp. and Westwood Advisors, L.L.C. are regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, record keeping, operational and marketing requirements and disclosure obligations. Westwood Management Corp. also acts as adviser to the Westwood Funds®, a family of mutual funds registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”). As an adviser to a registered investment company, Westwood Management Corp. must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance, and restrictions on transactions with affiliates. Under SEC rules and regulations promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management Corp. and Westwood Advisors, L.L.C. to comply with SEC requirements could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized (the “Patriot Act”). We believe that we are in compliance with the regulations under the Investment Advisers Act, the Investment Company Act and the Patriot Act.

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
Westwood Trust
Westwood Trust operates in a highly regulated environment and is subject to extensive supervision and examination. As a Texas chartered trust company, Westwood Trust is subject to the Texas Finance Code (the “Finance Code”), the rules and regulations promulgated under the Finance Code and supervision by the Texas Department of Banking. These laws are intended primarily for the protection of Westwood Trust’s clients and creditors rather than for the benefit of investors. The Finance Code provides for and regulates a variety of matters, such as:
•minimum capital maintenance requirements;
•restrictions on dividends;
•restrictions on investments of restricted capital;
•lending and borrowing limitations;
•prohibitions against engaging in certain activities;
•periodic fiduciary and information technology examinations by the Texas Department of Banking Commissioner;
•furnishing periodic financial statements to the Texas Department of Banking Commissioner;
•fiduciary record keeping requirements; and
•prior regulatory approval for certain corporate events (such as mergers, the sale or purchase of all or substantially all trust company assets and transactions transferring control of a trust company).
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
Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits, which is described as the part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board resolutions. At the discretion of its Board of Directors, Westwood Trust has made quarterly and special dividend payments, and other distributions, to Westwood Holdings Group, Inc. out of undivided profits.
Westwood International Advisors
Westwood International Advisors is registered with the Ontario Securities Commission (“OSC”) and the Autorité des marchés financiers (“AMF”) in Québec.
The OSC is an independent corporation responsible for regulating the capital markets in Ontario. Its statutory mandate is to provide protection to investors from unfair, improper or fraudulent practices and to foster fair and efficient capital markets and confidence in capital markets. The OSC has rule making and enforcement powers to help safeguard investors, deter misconduct and regulate participants involved in capital markets in Ontario. It regulates firms and individuals that sell securities and provide advice in Ontario, and also regulates public companies, investment funds and marketplaces, such as the Toronto Stock Exchange. The OSC’s powers are granted under the Securities Act (Ontario), the Commodity Futures Act (Ontario) and certain provisions of the Business Corporations Act. It operates independently from the government and is funded by fees charged to market participants.

The AMF is the entity mandated by the government of Québec to regulate the province’s financial markets and provide assistance to consumers of financial products and services. Established on February 1, 2004 under an Act regarding the Autorité des marchés financiers, the AMF integrates the regulation of the Québec financial sector, notably in the areas of insurance, securities, deposit institutions (other than banks) and the distribution of financial products and services. Specifically, the AMF’s mission is to:
•provide assistance to consumers of financial products and services;
•ensure that financial institutions and other regulated financial sector entities comply with applicable solvency and other obligations imposed by law;
•supervise activities connected with distribution of financial products and services;
•supervise stock market and clearing house activities and monitor the securities market;
•supervise derivatives markets, including derivatives exchanges and clearing houses and ensure that regulated entities and other derivatives market practitioners comply with obligations imposed by law; and
•implement protection and compensation programs for consumers of financial products and services, and administer compensation funds set up by law.
Employee Retirement Income Security Act of 1974
We are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to its related regulations insofar as we are a fiduciary under ERISA with respect to some clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on fiduciaries under ERISA or on entities that provide services to ERISA plan clients and prohibit certain transactions involving ERISA plan clients.
Employees
At December 31, 2019, we had 165 full-time employees (147 based in the U.S. and 18 based in Canada). No employees are represented by a labor union, and we believe our employee relations are favorable.

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
Risks Related to the Investment Industry
Our results of operations depend upon the market value and composition of AUM, which can fluctuate significantly based on various factors, some of which are beyond our control.
Our revenues are primarily generated from fees derived as a percentage of AUM. The value of our AUM can be negatively impacted by several factors, including:
•Market performance: Performance of the securities markets could be impacted by a number of factors beyond our control, including, among others, general economic downturns, political uncertainty, acts of terrorism or natural disasters. Negative performance within the securities markets or short-term volatility within the securities markets could result in investors withdrawing assets, decreasing their rates of investment or shifting assets to cash or other asset classes or strategies that we do not manage, all of which could reduce our revenues. In addition, during periods of slowing growth or declining revenues, profits and profit margins are adversely affected because certain expenses remain relatively fixed.
•Investment performance: Because we compete with many asset management firms on the basis of our investment strategies, the maintenance and growth of AUM is dependent, to a significant extent, on the investment performance of the assets that we manage. Poor performance may result in the loss or reduction of client accounts, which decreases revenues. Underperformance relative to peer groups and/or relevant benchmarks for our various investment strategies could adversely affect our results of operations, especially if such underperformance continues for an extended period of time. The historical returns of our strategies and the ratings and rankings we, or the mutual funds that we advise, have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future.  The investment performance we achieve for our customers varies over time and variances can be wide. In addition, certain of our investment strategies have capacity constraints, as there may be a limit to the number of securities available for certain strategies to operate effectively.  In those instances, we may choose to limit access to new or existing investors.
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
We engage in product offerings and international business activities through our emerging markets, global multi-asset and global convertible securities product offerings that we make available to our international and domestic clients. As of December 31, 2019, approximately 19% of our AUM is managed for clients who are domiciled outside the U. S. As a result, we face increased operational, regulatory, compliance, marketing, client service, reputational and foreign exchange rate risks. In particular, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 and the Markets in Financial Instruments Directive (MiFID II). The failure of our compliance and internal control systems to properly identify and mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.
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
The investment management and wealth management industry is highly competitive based on a variety of factors, including investment performance, fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning, business reputation and differentiated products.  A number of factors increase our competitive risks, including the following:
•Potential competitors have a relatively low cost of entering the investment management industry;
•Many competitors have greater financial, technological, marketing and other resources, more comprehensive name recognition and more personnel than we do;
•The continuing trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of some of our competitors;
•Recent changes in consumer demand for technological capabilities, including the enhanced ability for firms to offer lower fee passive management strategies, has increased competition in our industry;
•Shifts in demand for alternative investment styles, asset classes and distribution vehicles may cause our competitors to be perceived as more attractive;
•Other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals;
•Some competitors charge lower fees for their investment management services than we do;
•Some competitors may provide more comprehensive client services, including banking, financial planning and tax planning at levels beyond what we currently provide; and
•Some competitors may have more sophisticated, innovative or advanced distribution networks than we do.
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
We have incurred significant costs to develop new investment strategies, launch new mutual funds under the Westwood Funds® name, and upgrade our business infrastructure. We expect to continue to incur significant costs related to such improvements.
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
As of December 31, 2019, approximately 23% of our AUM were invested in strategies offering access to global and emerging markets with significant exposure to non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of clients invested in these strategies. Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested, as well as political, social and economic uncertainty or other diplomatic developments. Many financial markets are less developed or efficient than U.S. financial markets with limited liquidity and higher price volatility, and may lack an established regulatory framework. Liquidity and price volatility may be adversely affected by political or economic events, government policies and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies invested in securities of non-U.S. issuers and may be particularly acute in emerging or less developed markets. As a result, we may be unable to attract or retain client investments in these strategies, or assets invested in these strategies may experience significant declines in value and our results of operations may be negatively affected.
Risks Related to our Business
Damage to our reputation could harm our business and have a material adverse effect on our results of operations.
Our brand is a valuable intangible asset that could be vulnerable to threats that can be difficult or impossible to anticipate or control. Regulatory inquiries and rumors could damage our reputation, even if they are unfounded or satisfactorily addressed. Our reputation could also be negatively affected by employees and third parties acting on our behalf, who may circumvent our controls or act in a manner inconsistent with our policies and procedures. Public perception of our brand could be negatively affected by decreases in our profitability, AUM or stock price. Damage to our brand could impede our ability to attract and retain customers and key employees and could reduce our AUM, which could have a material adverse effect on our results of operations.

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
Damage to our reputation could impede our ability to attract and retain customers and key employees and could reduce our AUM, which could have a material adverse effect on our results of operations. Significant regulatory sanctions, fines, penalties, and litigation could also materially adversely affect our financial condition and results of operations.

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
Divestitures involve inherent risks that could compromise the success of our business. Risks related to divestitures can include difficulties in the separation of the divested business, loss of clients, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us, unexpected difficulties in losing employees of the divested business or asset impairments.
As consumer demand for digital interaction with investment advisors and portfolios continues to grow, we are exploring opportunities to develop digital solutions to enhance services to our clients. If we are incorrect in assessing the value, strengths, weaknesses and potential profitability of such solutions, or if we fail to adequately integrate the solutions, the success of our overall business could be compromised. The initial investment in the necessary technological capabilities and the potential diversion of management’s time and attention could have a material impact to our business, financial condition and results of operations.
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
Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-RIA, mutual fund adviser, trustee to certain Trust clients and publicly-traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Similarly, the investment strategies that we manage could be subject to actual or threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims, as well as class action suits seeking substantial damages. While customers do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly or we provide poor financial advice, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent customers are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise or our investment professionals under the federal securities laws or state law. See the discussion of legal proceedings in Item 3. “Legal Proceedings”.
Various factors may hinder the declaration and payment of dividends.
We have historically paid a quarterly dividend; however, payment of future dividends is subject to the discretion of our Board of Directors, and various factors may impact our ability to maintain the current dividend or pay dividends at all. Such factors include our financial position, capital requirements and liquidity, tax regulations, stock repurchase plans, state corporate and banking law restrictions, results of operations and other factors that our Board of Directors may consider relevant. As a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. Currently, our primary source of cash consists of dividends from Westwood Management or Westwood Trust. The payment of dividends by Westwood Trust is subject to the discretion of its Board of Directors and compliance with applicable laws, including the provisions of the Finance Code applicable to Westwood Trust. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
As we expand the scope of our business and our client base, we must also continue to monitor and address any potential new conflicts between the interests of our stockholders and those of our clients. Our clients may withdraw funds if they perceive conflicts of interest between the investment decisions we make for strategies in which they have invested and our obligations to our stockholders. For example, we may limit the growth of assets in or close strategies or otherwise take action to slow the flow of assets when we believe it is in the best interest of our clients, even though our AUM and investment management fees may be negatively impacted. Similarly, we may establish or add new investment teams or expand operations into other geographic areas or jurisdictions if we believe such actions are in the best interest of our clients, even though our results of operations may be adversely affected in the short term. Although we believe such actions enable us to retain client assets and maintain our profit margins, if clients perceive a change in our investment or operational decisions favors a strategy to maximize short term results, they may withdraw funds, which could adversely affect our revenues and results of operations.
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
Our organizational documents currently contain provisions that establish that stockholders cannot act by written consent, and that authorize our Board of Directors to issue, without shareholder approval, blank check preferred stock. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law relating to business combinations. These provisions could delay, deter or prevent a merger, consolidation, tender offer or other business combination or change of control involving us that could include a premium over the market price of our common stock that some or a majority of our stockholders might consider to be in their best interests.
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
To the extent we have to compete on the basis of price, we may not be able to maintain a profitable fee structure. In recent years, there has been a trend toward lower fees in the investment management industry driven in large part by low-cost, passive strategies, and we are actively marketing lower fee structures to stay competitive. We cannot be assured that we will succeed in providing investment returns and service levels that will allow us to maintain a profitable fee structure. Continued fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.
In addition, we have performance fee agreements with certain clients, who pay us a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which could have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly between measurement periods, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $0.8 million in 2019, $3.0 million in 2018 and $1.4 million in 2017.
Our business is dependent on investment advisory, subadvisory, and trust agreements that are subject to termination or non-renewal and investments we manage under such agreements may be redeemed. As a result, we could lose clients on very short notice.
Substantially all of our revenues are derived pursuant to investment advisory, subadvisory and trust agreements with our clients that are subject to termination without advance notice. Investors in funds that we advise or subadvise may redeem their investments at any time without prior notice, thereby reducing our AUM. These investors may redeem for any reason, including general financial market conditions, our absolute or relative investment performance or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Substantial additional redemptions or a termination or failure to renew a material number of these agreements would adversely affect our revenues and have a material adverse effect on our earnings and financial condition.

A small number of clients account for a substantial portion of our business, and a reduction or loss of business with any of these clients could have a material adverse effect on our business, financial condition and results of operations.
We are dependent to a significant degree on our ability to maintain our relationships with clients, consultants, managed account platforms and other intermediaries. Our ten largest clients accounted for approximately 20% of our fee revenue for each of the years ended December 31, 2019, 2018 and 2017. There can be no assurance that we will be successful in maintaining existing relationships, securing additional relationships or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large relationships or to establish additional profitable relationships could have a material adverse effect on our business, financial condition and results of operations.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “WHG.” At December 31, 2019, there were approximately 214 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater.
Dividends
We have declared a cash dividend on our common stock for each quarter since our common stock was first publicly traded. On February 5, 2020, we declared a quarterly cash dividend of $0.43 per share on our common stock payable on April 1, 2020 to stockholders of record on March 6, 2020. We intend to continue paying cash dividends in such amounts as our Board of Directors may determine to be appropriate. Any future payments of cash dividends will be at the discretion of the Board of Directors and subject to limitations under the Delaware General Corporation Law.
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
Issuer Purchases of Equity Securities
On July 20, 2012, our Board of Directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. In July 2016, Westwood's Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program, and at December 31, 2019, approximately $3.0 million remained available under the share repurchase program. In February 2020, Westwood's Board of Directors authorized an additional $10.0 million of repurchases, bringing the total available under the share repurchase program to $13 million.
Between January 1, 2019 and December 31, 2019, under the share repurchase program the Company repurchased 85,559 shares of our common stock at an average price of $28.21 per share, including commissions, for an aggregate purchase price of $2.4 million.
The following table displays information with respect to the treasury shares we purchased during the year ended December 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program(1)					$2,951,985
May 1-31, 2019	26,866	$29.99	26,866
August 1-31, 2019	2,200	$27.51	2,200
September 1-30, 2019	14,322	$27.36	14,322
October 1-31, 2019	42,171	$27.41	42,171
Total	85,559	$28.21	85,559
Canadian Plan(2)	—	—	—	CDN	$2,259,311
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

Performance Graph
The following graph compares total stockholder returns of Westwood since December 31, 2014 with the total return of the Russell 2000 Index and the SNL U.S. Asset Manager Index, a composite of 41 publicly-traded asset management companies.

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2014	2015	2016	2017	2018	2019
Westwood Holdings Group, Inc.	$100.00	$87.50	$104.97	$120.98	$65.62	$62.74	(37.26)%
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49	48.49%
SNL U.S. Asset Manager Index	100.00	85.28	90.22	119.80	90.38	125.98	25.98%
The total return for our stock and for each index assumes $100 invested on December 31, 2014 in our common stock, the Russell 2000 Index, and the SNL U.S. Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE under the ticker symbol “WHG.”
The closing price of our common stock on the last trading day of the year ended December 31, 2019 was $29.62 per share. Historical stock price performance is not necessarily indicative of future price performance.

Item 6. Selected Financial Data.
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data, together with AUM data presented below, should be read in conjunction with “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. Historical results are not necessarily indicative of future results.

	Year ended December 31, (in thousands, except per share and % amounts)
	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
Consolidated Statements of Income Data:
Total revenues	$84,079	$122,300	$133,785	$123,021	$130,936
Employee compensation and benefits	$50,152	$59,959	$64,955	$61,509	$63,562
Employee compensation and benefits as a % of total revenues	59.6%	49.0%	48.6%	50.0%	48.5%
Income before income taxes	$9,402	$36,462	$33,893	$34,010	$42,220
Income before income taxes as a % of total revenues	11.2%	29.8%	25.3%	27.6%	32.2%

Net income	$5,911	$26,751	$19,989	$22,647	$27,105
Earnings per share – basic	$0.70	$3.20	$2.45	$2.84	$3.49
Earnings per share – diluted	$0.70	$3.13	$2.38	$2.77	$3.33
Cash dividends declared per common share	$2.88	$2.76	$2.54	$2.33	$2.07

Economic Earnings(6)	$18,179	$43,943	$38,917	$41,108	$46,496
Economic Earnings per common share	$2.15	$5.14	$4.63	$5.03	$5.71
________________
(1)Our 2019 financial results were impacted by unrealized gains on private investments of $3.3 million, which positively impacted both diluted and basic earnings per share by $0.31 per share and a $1.9 million foreign currency transaction loss, which negatively impacted both diluted and basic earnings per share by $0.17 per share.
(2)Our 2018 financial results were impacted by a $2.8 million foreign currency transaction gain, which positively impacted both diluted and basic earnings per share by $0.26 per share.
(3)Our 2017 financial results were impacted by a $3.4 million incremental income tax expense related to tax reform, a $2.5 million legal settlement charge, net of insurance recovery and tax and a $1.6 million foreign currency transaction loss. These items negatively impacted diluted earnings per share by $0.40 per share, $0.30 per share and $0.12 per share, respectively.
(4)Our 2016 financial results were impacted by $1.3 million of one-time costs, net of tax, associated with implementation of new information technology platforms, which negatively impacted diluted earnings per share by $0.16 per share.
(5)The financial results related to the acquisition of our Westwood Trust office in Houston are included in our 2015 results from the acquisition date of April 1, 2015. Our 2015 results also include a pre-tax $1.0 million non-cash charge related to acceleration of stock-based compensation expense for a particular grant and a $0.8 million tax expense for uncertain tax positions related to prior years. These items negatively impacted diluted earnings per share by $0.08 per share and $0.10 per share, respectively.
(6)Economic Earnings is a non–U.S. generally accepted accounting principles (“non-GAAP”) performance measure that is provided as supplemental information. See the definition of Economic Earnings and the reconciliation to Net income in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Financial Information.”

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheets Data (in thousands):
Cash and investments	$100,090	$118,230	$105,573	$90,164	$95,060
Total assets	178,707	199,183	192,659	179,678	181,336
Stockholders’ equity	148,287	161,149	156,396	146,069	133,967
AUM (in millions)	$15,235	$16,606	$24,229	$21,241	$20,762

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with “Selected Financial Data” included in this Report, as well as our Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.
Forward-Looking Statements
Statements in this Report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “forecast”, “explore,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” "potentially," “could,” “goal,” “may,” “target,” “designed” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, our financial condition, and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements. Therefore you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:
•the composition and market value of our AUM;
•our ability to maintain our fee structure in light of competitive fee pressures;
•the significant concentration of our revenues in a small number of customers;
•regulations adversely affecting the financial services industry;
•competition in the investment management industry;
•our ability to develop and market new investment strategies successfully;
•our AUM include investments in foreign companies;
•our reputation and our relationships with current and potential customers;
•our ability to attract and retain qualified personnel;
•our ability to maintain effective cyber security;
•our ability to perform operational tasks;
•our ability to identify and execute on our strategic initiatives;
•our ability to maintain effective information systems;
•our ability to select and oversee third-party vendors;
•litigation risks;
•our ability to declare and pay dividends;
•our ability to fund future capital requirements on favorable terms;
•our ability to properly address conflicts of interest;
•our ability to maintain adequate insurance coverage;
•our ability to maintain an effective system of internal controls;
•our stock is thinly traded and may be subject to volatility;
•our organizational documents contain provisions that may prevent or deter another group from paying a premium over the market price to our stockholders to acquire our stock;
•we are a holding company dependent on the operations and funds of our subsidiaries;
•our relationships with investment consulting firms; and
•our ability to avoid termination of client agreements and the related investment redemptions.
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
Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management, Westwood Trust and Westwood International Advisors. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood International Advisors was established in 2012 and provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of AUM, and at December 31, 2019, Westwood Management, Westwood International Advisors and Westwood Trust collectively managed assets valued at approximately $15.2 billion. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
With respect to most of our client AUM, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have average investment experience of over fifteen years.
We have focused on building a foundation in terms of personnel and infrastructure to support a potentially much larger business. We have also developed investment strategies that we believe will be desirable within our target institutional, wealth management and intermediary markets. The cost of developing new products and growing the organization as a whole has resulted in our incurring expenses that, in some cases, do not currently have significant offsetting revenues. While we continue to evolve our products, we believe that the appropriate foundation and products are in place such that investors will recognize the value in these products, thereby generating new revenue streams for Westwood.
2019 Highlights
The following items are highlights for the year ended December 31, 2019:
•AUM as of December 31, 2019 were $15.2 billion, an 8% decrease compared to December 31, 2018. Quarterly average AUM decreased 26% to $15.8 billion for 2019 compared to 2018, which contributed to the 31% decrease in total revenue from 2018.
•Our LargeCap Value, SMidCap, SmallCap Value, AllCap Value, Alternative Income, and Emerging Markets strategies exhibited strong performance by beating their primary benchmarks for the year.
•We welcomed Adrian Helfert as Senior Vice President and Director of Multi-Asset Portfolios to lead our Multi-Asset team.
•Our Intermediary Sales Team added four experienced Tier 1 external wholesalers and one experienced internal wholesaler.
•The effective tax rate increased to 37.1% for 2019 compared to 26.6% for 2018, primarily related to a $0.6 million discrete tax expense related to a permanent difference between book and tax stock-based compensation expense, following a decrease in our stock price between grant and vesting dates.
•We repurchased 85,559 shares of our common stock for an aggregate purchase price of $2.4 million.
•Our financial position remains strong with liquid cash and short-term investments of $100.1 million and no debt as of December 31, 2019.

Revenues
We derive our revenues from investment advisory fees, trust fees and other revenues. Our advisory fees are generated by Westwood Management and Westwood International Advisors, which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are typically calculated based on a percentage of AUM and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Certain of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter, and our Consolidated Financial Statements contain no deferred advisory fee revenues.
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of AUM. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Trust fees are primarily calculated quarterly in arrears based on a daily average of AUM for the quarter. Since billing periods for most of Westwood Trust's clients coincide with the calendar quarter, revenue is fully recognized within the quarter, and our Consolidated Financial Statements contain no deferred advisory fee revenues.
From 2019 forward, our other revenues primarily consist of investment income from our seed money investments into new investment strategies.
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
Unrealized gains on private investments
Unrealized gains on private investments includes changes in the value of our private equity investments.

Investment income
Investment income primarily includes interest and dividend income on fixed income securities and money market funds.
Other Income
Other income primarily consists of income from the sublease of a portion of our corporate office.
Assets Under Management
AUM decreased $1.4 billion, or 8%, to $15.2 billion at December 31, 2019 compared to $16.6 billion at December 31, 2018. Quarterly average AUM decreased $5.6 billion, down 26%, to $15.8 billion for 2019 compared with $21.4 billion for 2018. The decrease in average AUM was primarily due to net outflows, primarily Institutional, partially offset by $3.0 billion of market appreciation in 2019.
AUM decreased $7.6 billion, or 31%, to $16.6 billion at December 31, 2018 compared to $24.2 billion at December 31, 2017. Quarterly average AUM decreased $1.8 billion, down 8%, to $21.4 billion for 2018 compared with $23.1 billion for 2017. The decrease in average AUM was primarily due to net outflows related to the sale of the Omaha-based component of our Wealth Management business, and asset depreciation during 2018.
The following table presents our AUM (in millions, except percentages):

	As of December 31,
	2019	Change	2018	Change	2017
Institutional(1)	$8,739	(6)%	$9,327	(35)%	$14,421
Wealth Management(2)	4,438	10%	4,043	(27)%	5,566
Mutual Funds(3)	2,058	(36)%	3,236	(24)%	4,242
Total AUM(4)	$15,235	(8)%	$16,606	(31)%	$24,229

(1)Institutional includes (i) separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; (ii) subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including the UCITS Fund and collective investment trusts; and (iv) managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.
(2)Wealth Management includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provided advisory services to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International Advisors and external unaffiliated subadvisors. For certain assets in this category Westwood Trust currently provides limited custody services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future. As an example, some assets in this category consist of low-basis stock currently held in custody for clients where we believe such assets may convert to fee-generating managed assets following an intergenerational transfer of wealth.
(3)Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and wealth management accounts.
(4)AUM for 2019, 2018 and 2017 excludes approximately $283 million, $228 million and $382 million of assets under advisement ("AUA"), respectively, related to our model portfolios, for which we provide consulting advice but do not have discretionary investment authority.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2019
AUM (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$9,327	$4,043	$3,236	$16,606
Client flows:
Inflows	725	395	544	1,664
Outflows	(3,106)	(699)	(2,259)	(6,064)
Net client flows	(2,381)	(304)	(1,715)	(4,400)
Market appreciation	1,793	699	537	3,029
Net change	(588)	395	(1,178)	(1,371)
End of period assets	$8,739	$4,438	$2,058	$15,235

The decrease in AUM for the year ended December 31, 2019 was due to net outflows of $4.4 billion, partially offset by market appreciation of $3.0 billion. Net client flows were primarily related to our Income Opportunity, Emerging Markets, and LargeCap Value strategies.

	Year Ended December 31, 2018
AUM (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$14,421	$5,566	$4,242	$24,229
Client flows:
Inflows	1,353	378	879	2,610
Outflows(1)	(5,536)	(1,639)	(1,672)	(8,847)
Net client flows	(4,183)	(1,261)	(793)	(6,237)
Market depreciation	(911)	(262)	(213)	(1,386)
Net change	(5,094)	(1,523)	(1,006)	(7,623)
End of period assets	$9,327	$4,043	$3,236	$16,606

(1)Wealth Management outflows include approximately $1.1 billion of assets related to the sale of our Omaha-based component of our Wealth Management business.
The decrease in AUM for the year ended December 31, 2018 was due to net outflows of $6.2 billion, which included approximately $1.1 billion of outflows related to the divestiture of our Omaha operations, and market depreciation of $1.4 billion. Net client flows were primarily related to our SMidCap strategies, Emerging Markets strategies, LargeCap Value strategy and Income Opportunity strategy.

	Year Ended December 31, 2017
AUM (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$11,911	$5,520	$3,810	$21,241
Client flows:
Inflows(1)	2,966	786	986	4,738
Outflows(2)	(2,714)	(1,357)	(1,065)	(5,136)
Net client flows	252	(571)	(79)	(398)
Market appreciation	2,258	617	511	3,386
Net change	2,510	46	432	2,988
End of period assets	$14,421	$5,566	$4,242	$24,229

(1)Institutional inflows include approximately $713.0 million of assets related to a long-only convertibles fund, which transitioned from AUA to AUM during the third quarter of 2017.
(2)Wealth Management outflows include approximately $397.0 million of assets related to the sale of our Omaha-based component of our Wealth Management business.

The increase in AUM for the year ended December 31, 2017 was due to market appreciation of $3.4 billion, partially offset by net outflows of $398.0 million, which included approximately $713.0 million of inflows in our Strategic Global Convertibles strategy that transitioned from AUA to AUM in the third quarter of 2017. Flows were primarily driven by net outflows in our SMidCap strategies and LargeCap Value strategy, partially offset by net inflows in our SmallCap Value and Market Neutral Income strategies.

Results of Operations
The following table and discussion of our results of operations is based upon data derived from our Consolidated Statements of Comprehensive Income contained in our Consolidated Financial Statements and should be read in conjunction with these statements included elsewhere in this Report.

	Years ended December 31, (in thousands)
	2019	Change	2018	Change	2017
Revenues:
Advisory fees:
Asset-based	$57,033	(36)%	$89,367	(10)%	$99,201
Performance-based	764	(74)	2,984	111	1,411
Trust fees	25,483	(12)	28,953	(8)	31,621
Other revenues, net	799	(20)	996	(36)	1,552
Total revenues	84,079	(31)	122,300	(9)	133,785
Expenses:
Employee compensation and benefits	50,152	(16)	59,959	(8)	64,955
Sales and marketing	2,068	7	1,936	(5)	2,042
Westwood mutual funds	3,097	(19)	3,808	(3)	3,938
Information technology	8,426	(7)	9,103	17	7,785
Professional services	4,322	(10)	4,783	(19)	5,916
Legal settlement	—	NM	—	NM	4,009
General and administrative	9,516	(1)	9,564	(1)	9,652
(Gain) loss on foreign currency transactions	1,854	NM	(2,791)	NM	1,595
Total expenses	79,435	(8)	86,362	(14)	99,892
Net operating income	4,644	(87)	35,938	6	33,893
Gain on sale of operations	—	NM	524	NM	—
Investment income	1,318	NM	—	—	—
Unrealized gains on private investments	3,296	NM	—	—	—
Other income	144	NM	—	—	—
Income before income taxes	$9,402	(74)%	$36,462	8%	$33,893
Provision for income taxes	3,491	(64)	9,711	(30)	13,904
Net income	$5,911	(78)%	$26,751	34%	$19,989
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Total Revenues. Total revenues decreased $38.2 million, or 31%, to $84.1 million compared with $122.3 million for 2018. The decrease was attributable to a $32.3 million decrease in asset-based advisory fees, a $3.5 million decrease in Trust fees, and a $2.2 million decrease in performance-based fees. Advisory-based fees and Trust fees decreased as a result of lower average AUM compared to 2018.
Employee Compensation and Benefits. Employee compensation and benefit costs decreased $9.8 million, or 16%, to $50.2 million compared with $60.0 million in 2018. The decrease was primarily due to reductions in compensation relating to short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year, and lower headcount.
Westwood Mutual Funds. Westwood mutual funds expenses decreased 19% to $3.1 million compared to $3.8 million for 2018 primarily due to lower mutual funds average AUM, principally Income Opportunity outflows.

Information Technology. Information technology costs decreased $0.7 million, or 7%, to $8.4 million compared with $9.1 million in 2018, primarily due to the timing of implementation costs for our technology infrastructure.
(Gain) loss on foreign currency transactions. We recorded $1.9 million foreign currency transaction losses in 2019 due to a 4% decrease in the Canadian dollar exchange rate.
Unrealized gains on private investments. We recorded $3.3 million of unrealized gains on private investments in 2019. The increase in valuation is primarily related to a $2.8 million valuation step-up in our investment in a private company, InvestCloud, a digital financial services provider ("InvestCloud") and a $0.5 million market value increase in our investment in Charis, the parent company of Westwood Private Bank ("Charis"). Further information is included in Note 3 "Investments" to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" accompanying this Report.
Provision for Income Taxes. The effective tax rate increased to 37.1% for 2019 compared to 26.6% for 2018. The current year rate was negatively impacted by a $0.6 million discrete tax expense related to a permanent difference between book and tax stock-based compensation expense following a decrease in our stock price between grant and vesting dates, as well as limitations on the deductibility of additional compensation under the Tax Cuts and Jobs Act (the "Tax Reform Act").
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Total Revenues. Total revenues decreased $11.5 million, or 9%, to $122.3 million compared with $133.8 million for 2017. The decrease was attributable to a $9.8 million decrease in asset-based advisory fees and a $2.7 million decrease in Trust fees, partially offset by a $1.6 million increase in performance-based fees. Advisory-based fees decreased as a result of lower average AUM compared to 2017. Trust fees decreased primarily due to the sale of the Omaha-based component of our Wealth Management business.
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

Supplemental Financial Information
As supplemental information, we provide a non-U.S. generally accepted accounting principles (“non-GAAP”) performance measure that we refer to as Economic Earnings. We provide this measure in addition to, but not as a substitute for, net income reported on a U.S. generally accepted accounting principles (“GAAP”) basis. Our management and Board of Directors review Economic Earnings to evaluate our ongoing performance, allocate resources and review our dividend policy. We believe that this non-GAAP performance measure, while not a substitute for GAAP net income, is useful for management and investors when evaluating our underlying operating and financial performance, and our available resources. We do not advocate that investors consider this non-GAAP measure without considering financial information prepared in accordance with GAAP.
In calculating Economic Earnings, we add back to net income the non-cash expense associated with equity-based compensation awards of restricted stock, amortization of intangible assets, and deferred taxes related to the tax-basis amortization of goodwill.
For the year ended December 31, 2019, our Economic Earnings decreased by 59% to $18.2 million compared with $43.9 million for the year ended December 31, 2018. The current year was impacted by lower revenue due to a decrease in quarterly average AUM, foreign currency transaction losses of $1.9 million and a higher effective tax rate, partially offset by lower employee compensation costs and unrealized gains on private investments.
The following table provides a reconciliation of net income to Economic Earnings for the years presented:

	For the years ended December 31, (in thousands, except percentages and share data)
	2019	Change	2018	Change	2017	Change	2016	Change	2015
Net Income	$5,911	(78)%	$26,751	34%	$19,989	(12)%	$22,647	(16)%	$27,105
Add: Stock-based compensation expense	10,305	(33)	15,283	(7)	16,430	3	15,954	(9)	17,574
Add: Intangible amortization	1,726	3	1,672	(11)	1,872	(4)	1,960	27	1,546
Add: Tax benefit from goodwill amortization	237	—	237	(62)	626	14	547	102	271
Economic Earnings	$18,179	(59)%	$43,943	13%	$38,917	(5)%	$41,108	(12)%	$46,496
Economic Earnings per Share	$2.15	(58)%	$5.14	11%	$4.63	(8)%	$5.03	(12)%	$5.71

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data (in thousands)	2019	2018
Cash and cash equivalents	$49,766	$52,449
Accounts receivable	13,177	18,429
Total liquid assets	$62,943	$70,878
Investments, at fair value	$50,324	$65,781
We had cash and short-term investments of $100.1 million and $118.2 million as of December 31, 2019 and 2018, respectively. Cash and cash equivalents includes approximately $31 million and $33 million of undistributed income from Westwood International Advisors as of December 31, 2019 and 2018, respectively. If these funds were needed for our U.S. operations, we would be required to accrue and pay a 5% incremental Canadian withholding tax to repatriate a portion of these funds. Our current intent is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations.
At December 31, 2019 and 2018, working capital aggregated $95.6 million and $112.6 million, respectively. As required by the Finance Code, Westwood Trust is subject to a minimum capital requirement of $4.0 million. At December 31, 2019, Westwood Trust had approximately $7.9 million in excess of its minimum capital requirement. We had no debt at December 31, 2019 or December 31, 2018.

	For the years ended December 31,
Cash Flow Data (in thousands)	2019	2018	2017
Operating cash flows	$32,172	$31,484	$48,009
Investing cash flows	(4,848)	3,597	(1,167)
Financing cash flows	(31,870)	(34,115)	(28,577)

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
During 2019, cash flow provided by operating activities aggregated $32.2 million compared to cash provided by operations of $31.5 million during 2018 and $48.0 million during 2017. The increase of $0.7 million from 2018 to 2019 was primarily due to cash transferred from our investment accounts, offset by changes in operating assets, liabilities and net income. The decrease of $16.5 million from 2017 to 2018 was primarily due to cash transferred to our investment accounts offset by changes in operating assets and liabilities and net income.
Cash flow used in investing activities during 2019 of $4.8 million was primarily related to our investment in Charis. Cash flow provided by investing activities during 2018 of $3.6 million primarily related to the proceeds from the sale of our Omaha-based component of our Wealth Management business, partially offset by a $5.4 million investment in InvestCloud. Cash flow used in investing activities in 2017 of $1.2 million primarily related to the purchase of property and equipment.
Cash used in financing activities was $31.9 million in 2019 compared to $34.1 million and $28.6 million in 2018 and 2017, respectively. The decrease in 2019 primarily related to repurchases of common stock under our share repurchase plan and the amount of restricted stock shares withheld for annual vesting, partially offset by higher dividends. The increase from 2017 to 2018 related to repurchases of common stock under our share repurchase plan.
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

Cash Dividends
The following table summarizes dividends declared during 2019 and 2018:
2019 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 6, 2019	March 8, 2019	April 1, 2019	$0.72
April 24, 2019	June 7, 2019	July 1, 2019	$0.72
July 31, 2019	September 6, 2019	October 1, 2019	$0.72
October 30, 2019	December 6, 2019	January 2, 2020	$0.72
			$2.88

2018 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 7, 2018	March 9, 2018	April 2, 2018	$0.68
April 25, 2018	June 8, 2018	July 2, 2018	$0.68
July 25, 2018	September 7, 2018	October 1, 2018	$0.68
October 24, 2018	December 7, 2018	January 2, 2019	$0.72
			$2.76
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019 (in thousands).

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase obligations(1)	$11,018	$4,385	$4,394	$1,715	$524

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

Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent losses and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we often must make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our Consolidated Financial Statements make accounting policies critical.
Consolidation
We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a variable interest entity (“VIE”), or a voting interest entity (“VOE”), under GAAP and whether we have a controlling financial interest in the entity. Assessing whether or not an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include, but are not limited to, the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. We reconsider whether entities are a VIE or VOE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change the investors' abilities to direct the activities of the entity.
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
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality Fund I, LLC and Westwood Technology Opportunities Fund I, LP (collectively the “Private Funds”), (ii) our advisory relationships with Westwood Investment Funds PLC (the “UCITS Fund”) and the Westwood Funds® and (iii) our investments in InvestCloud and Charis discussed in Note 3 “Investments” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
Based on our analyses, we determined that the CTFs and Private Funds were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs.
Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors by a simple majority vote and so we determined that the UCITS Fund is not a VIE.
Based on our analyses, we determined the UCITS Fund, Westwood Funds®, and Private Equity (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights.
Based on our analyses of our investments in these entities for the periods ending December 31, 2019 and 2018, we have not consolidated the CTFs or Private Funds under the VIE method or the UCITS Fund, Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results. We have included the disclosures related to VIEs and VOEs in Note 12 “Variable Interest Entities” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”
Goodwill
Goodwill is tested for impairment, at least annually. We assess the recoverability of the carrying amount of goodwill either qualitatively or quantitatively as of July 1 of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. When assessing the recoverability of goodwill, we may first assess qualitative factors. If an initial qualitative assessment indicates that it is more likely than not that the carrying amount exceeds fair value, a quantitative analysis may be required. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis.
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
We completed our annual impairment assessments during 2019, 2018 and 2017 and concluded that no impairment losses were required.
Accounting for Income Taxes
We operate in several states and countries and are required to allocate our income, expenses and earnings under the various laws and regulations of these tax jurisdictions. Accordingly, our provision for income taxes reflects the statutory tax obligations of the jurisdictions in which we operate. Significant judgment and complex calculations are used when determining our tax liability and in evaluating our tax positions, and we are subject to audits by taxing authorities in each of the jurisdictions in which we operate. We adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. Changes in tax laws may result in changes to our tax position and effective tax rates. We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income. On December 22, 2017, the Tax Reform Act was signed into law. Further information on the tax impacts of the Tax Reform Act is included in Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”
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
We are required to assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. As of December 31, 2019 and 2018, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income does not result in future years, a valuation allowance may be required.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our revenues are primarily generated from fees derived as a percentage of our AUM, which is subject to market risks. Additionally, we invest corporate capital in various financial instruments, including U. S. treasury bills and equity funds, all of which present inherent market risks. We do not currently participate in any hedging activities, nor do we utilize any derivative financial instruments. The following information describes the key aspects of certain financial instruments that involve market risks.
Securities Markets and Interest Rates
The value of AUM is affected by fluctuations in securities markets and changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of AUM, our revenues may be adversely affected by a decline in the prices of securities or changing interest rates. A hypothetical 10% decrease in our average AUM during the year ended December 31, 2019 would have reduced our reported consolidated total revenue by approximately $8 million.
Our cash equivalents and other investment instruments are exposed to financial market risk due to fluctuations in interest rates, which may affect interest income. We do not expect interest income to be significantly affected by sudden changes in market interest rates.
Foreign Currency Risk

Westwood International Advisors operates in Toronto, Canada and accordingly we are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U. S. dollar. For the year ended December 31, 2019, Westwood International Advisors represented 12% of our revenues. Changes in exchange rates result in cumulative translation adjustments included in “Accumulated other comprehensive loss” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. A hypothetical 10% devaluation in the average quoted U. S. dollar-equivalent of the Canadian dollar exchange rate during the year ended December 31, 2019 would have reduced our revenues by approximately $1.1 million.
Item 8. Financial Statements and Supplementary Data
The independent registered public accounting firm's report and our Consolidated Financial Statements listed in the accompanying index are included in Item 15 of this Report. See “Index to Financial Statements” on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2019, Westwood’s internal control over financial reporting is effective based on those criteria.
Westwood’s independent registered public accounting firm has issued an audit report on our assessment of Westwood’s internal control over financial reporting, and its report is included below.

By:	/s/ Brian O. Casey
Brian O. Casey, President & Chief Executive Officer

/s/ Murray Forbes III
Murray Forbes III, Chief Financial Officer & Treasurer
February 20, 2020
Dallas, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Westwood Holdings Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those financial statements.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted the FASB’s new standard related to leases using the modified retrospective approach.
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
February 20, 2020

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is, or will be, set forth in the definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information as of December 31, 2019 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Sixth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries, which are our only equity compensation plans in effect at that time. The material terms of these plans were approved by our stockholders and are discussed in Note 10 “Employee Benefits” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	586,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	586,000
(1) Includes 527,000 shares available under our Sixth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and approximately 59,000 shares available under the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is, or will be, set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item is, or will be, set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference.

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
Dated: February 20, 2020
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

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of Westwood Holdings Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted the FASB’s new standard related to leases using the modified retrospective approach.
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

/s/ Deloitte & Touche LLP
Dallas, Texas
February 20, 2020

We have served as the Company's auditor since 2015.

2

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values and share amounts)

	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$49,766	$52,449
Accounts receivable	13,177	18,429
Investments, at fair value	50,324	65,781
Prepaid income taxes	1,150	349
Other current assets	2,544	2,731
Total current assets	116,961	139,739
Investments	8,154	5,425
Noncurrent investments at fair value	4,238	—
Goodwill	19,804	19,804
Deferred income taxes	2,216	5,102
Operating lease right-of-use assets	7,562	8,698
Intangible assets, net	15,256	15,961
Property and equipment, net of accumulated depreciation of $7,395 and $6,462	4,152	4,454
Other long-term assets	364	—
Total assets	$178,707	$199,183
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,145	$2,518
Dividends payable	7,362	7,710
Compensation and benefits payable	9,975	15,102
Operating lease liabilities	1,584	1,432
Income taxes payable	289	365
Total current liabilities	21,355	27,127
Accrued dividends	1,303	1,576
Noncurrent operating lease liabilities	7,762	9,331
Total long-term liabilities	9,065	10,907
Total liabilities	30,420	38,034
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,306,570 and outstanding 8,881,086 shares at December 31, 2019; issued 10,182,583 and outstanding 8,904,902 shares at December 31, 2018	103	102
Additional paid-in capital	203,441	194,116
Treasury stock, at cost – 1,425,483 shares at December 31, 2019; 1,277,681 shares at December 31, 2018	(63,281)	(58,711)
Accumulated other comprehensive loss	(2,943)	(4,883)
Retained earnings	10,967	30,525
Total stockholders’ equity	148,287	161,149
Total liabilities and stockholders’ equity	$178,707	$199,183

See Notes to Consolidated Financial Statements.
3

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except shares and per share data)

	Years ended December 31,
	2019	2018	2017
Revenues:
Advisory fees:
Asset-based	$57,033	$89,367	$99,201
Performance-based	764	2,984	1,411
Trust fees	25,483	28,953	31,621
Other revenues, net	799	996	1,552
Total revenues	84,079	122,300	133,785
Expenses:
Employee compensation and benefits	50,152	59,959	64,955
Sales and marketing	2,068	1,936	2,042
Westwood mutual funds	3,097	3,808	3,938
Information technology	8,426	9,103	7,785
Professional services	4,322	4,783	5,916
Legal settlement	—	—	4,009
General and administrative	9,516	9,564	9,652
(Gain) loss on foreign currency transactions	1,854	(2,791)	1,595
Total expenses	79,435	86,362	99,892
Net operating income	4,644	35,938	33,893
Gain on sale of operations	—	524	—
Unrealized gains on private investments	3,296	—	—
Investment income	1,318	—	—
Other income	144	—	—
Income before income taxes	9,402	36,462	33,893
Provision for income taxes	3,491	9,711	13,904
Net income	$5,911	$26,751	$19,989
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,940	(3,119)	2,523
Total comprehensive income	$7,851	$23,632	$22,512

Earnings per share:
Basic	$0.70	$3.20	$2.45
Diluted	$0.70	$3.13	$2.38
Weighted average shares outstanding:
Basic	8,408,017	8,365,360	8,147,742
Diluted	8,463,239	8,547,370	8,400,022

See Notes to Consolidated Financial Statements.

4

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
BALANCE, December 31, 2016	8,810,375	$98	$162,730	$(44,353)	$(4,287)	$31,881	$146,069
Cumulative Adjustment for ASU 2016-09	—	—	711	—	—	(711)	—
Net income	—	—	—	—	—	19,989	19,989
Other comprehensive income	—	—	—	—	2,523	—	2,523
Issuance of restricted stock, net of forfeitures	178,889	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	16,430	—	—	—	16,430
Reclassification of compensation liability to be paid in shares	—	—	591	—	—	—	591
Dividends declared ($2.54 per share)	—	—		—	—	(22,552)	(22,552)
Purchases of treasury stock	(23,822)	—		(1,326)	—	—	(1,326)
Issuance of treasury stock under employee stock plans	22,091	—	(1,219)	1,219	—	—	—
Restricted stock returned for payment of taxes	(87,946)	—		(5,328)	—	—	(5,328)
BALANCE, December 31, 2017	8,899,587	$100	$179,241	$(49,788)	$(1,764)	$28,607	$156,396
Net income	—	—	—	—	—	26,751	26,751
Other comprehensive loss	—	—	—	—	(3,119)	—	(3,119)
Issuance of restricted stock, net of forfeitures	201,756	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	15,283	—	—	—	15,283
Reclassification of compensation liability to be paid in shares	—	—	165	—	—	—	165
Dividends declared ($2.76 per share)	—	—	—	—	—	(24,833)	(24,833)
Purchases of treasury stock	(121,320)	—	—	(4,726)	—	—	(4,726)
Issuance of treasury stock under employee stock plans	10,327	—	(571)	571	—	—	—
Restricted stock returned for payment of taxes	(85,448)	—	—	(4,768)	—	—	(4,768)
BALANCE, December 31, 2018	8,904,902	$102	$194,116	$(58,711)	$(4,883)	$30,525	$161,149
Net income	—	—	—	—	—	5,911	5,911
Other comprehensive income	—	—	—	—	1,940	—	1,940
Issuance of restricted stock, net of forfeitures	123,986	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	10,305	—	—	—	10,305
Reclassification of compensation liability to be paid in shares	—	—	232	—	—	—	232
Dividends declared ($2.88 per share)	—	—	—	—	—	(25,469)	(25,469)
Purchases of treasury stock	(110,606)	—	—	(3,394)	—	—	(3,394)
Issuance of treasury stock under employee stock plans	24,840	—	(1,211)	1,211	—	—	—
Restricted stock returned for payment of taxes	(62,036)	—	—	(2,387)	—	—	(2,387)
BALANCE, December 31, 2019	8,881,086	$103	$203,441	$(63,281)	$(2,943)	$10,967	$148,287

See Notes to Consolidated Financial Statements.
5

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$5,911	$26,751	$19,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	898	867	1,044
Amortization of intangible assets	1,726	1,672	1,872
Unrealized (gains) losses on investments	(3,650)	737	(617)
Stock-based compensation expense	10,305	15,283	16,430
Deferred income taxes	2,906	(1,749)	7,542
Gain on sale of operations	—	(524)	—
Non-cash lease expense	1,151	1,062	1,042
Changes in operating assets and liabilities:
Net (purchases) sales of investments – trading securities	15,811	(15,194)	5,778
Accounts receivable	5,404	2,678	2,161
Other current assets	(608)	3,755	(4,234)
Accounts payable and accrued liabilities	(382)	(644)	763
Compensation and benefits payable	(5,018)	(3,636)	2,262
Income taxes payable	(849)	1,643	(4,816)
Other liabilities	(1,433)	(1,217)	(1,207)
Net cash provided by operating activities	32,172	31,484	48,009
Cash flows from investing activities:
Purchases of property, equipment and other	(593)	(991)	(1,167)
Proceeds from Omaha divestiture	—	10,013	—
Purchases of investments	(3,671)	(5,425)	—
Additions to internally developed software	(584)	—	—
Net cash provided by (used in) investing activities	(4,848)	3,597	(1,167)
Cash flows from financing activities:
Purchases of treasury stock	(2,414)	(4,000)	—
Purchases of treasury stock under employee stock plans	(980)	(726)	(1,326)
Restricted stock returned for payment of taxes	(2,387)	(4,768)	(5,328)
Cash dividends paid	(26,089)	(24,621)	(21,923)
Net cash used in financing activities	(31,870)	(34,115)	(28,577)
Effect of currency rate changes on cash	1,863	(2,766)	2,305
Net increase (decrease) in cash and cash equivalents	(2,683)	(1,800)	20,570
Cash and cash equivalents, beginning of year	52,449	54,249	33,679
Cash and cash equivalents, end of year	$49,766	$52,449	$54,249

Supplemental cash flow information:
Cash paid during the year for income taxes	$1,431	$9,766	$10,770
Accrued dividends	$8,666	$9,286	$9,074
Tenant allowance included in Property and equipment	$—	$237	$—
Non-cash accrued Property and equipment	$—	$—	$69
See Notes to Consolidated Financial Statements.
6

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS:
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is an SEC-RIA and referred to hereinafter together as “Westwood Management”), Westwood Trust and Westwood International Advisors Inc. (“Westwood International Advisors”). Westwood Management provides investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds® other mutual funds, individual investors and clients of Westwood Trust. Westwood International Advisors provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund, individual investors and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds (“CTFs”) to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of AUM. Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Westwood Management is an RIA under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking. Westwood International Advisors is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission and the Autorité des marchés financiers in Québec.
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Wealth Management business. The sale closed on January 12, 2018. We received proceeds of $10.0 million, net of working capital requirements, and recorded a $0.5 million gain on the sale, which is included as “Gain on sale of operations” on our Consolidated Statement of Comprehensive Income. The sale reduced our goodwill and intangible assets, but did not have a material impact on our Consolidated Balance Sheets. The following table presents cash proceeds received and net assets sold (in thousands):

Cash Proceeds	$10,013
Net assets sold:
Accounts receivable	99
Other current assets	112
Goodwill	7,340
Intangible assets, net	2,170
Property and equipment, net	18
Accounts payable and accrued liabilities	(241)
Other liabilities	(9)
Gain on sale of operations	$524
The component was reported within both our Advisory and Trust segments. The sale did not represent a major strategic shift in our business and did not qualify for discontinued operations reporting.
7

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. In the current year, we created items on the Consolidated Statements of Comprehensive Income for unrealized gains on private investments, investment income and other income. Prior year financial statements were not reclassified to conform to this presentation as those amounts are insignificant.
We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a variable interest entity (“VIE”), or a voting interest entity (“VOE”), under GAAP and whether we have a controlling financial interest in the entity. Assessing whether or not an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include, but are not limited to, the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. We reconsider whether entities are a VIE or VOE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change the investors’ abilities to direct the activities of the entity.
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
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality Fund I, LLC and Westwood Technology Opportunities Fund I, LP (collectively the “Private Funds”), (ii) our advisory relationships with Westwood Investment Funds PLC (the “UCITS Fund”) and the Westwood Funds®, and (iii) our investments in InvestCloud and Charis discussed in Note 3 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
Based on our analyses, we determined that the CTFs and Private Funds were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs.
Although we have related parties on the UCITS Fund board of directors, the shareholders have rights to remove the current directors by a simple majority vote and so we determined that the UCITS Fund is not a VIE.
Based on our analyses, we determined the UCITS Fund, Westwood Funds®, and Private Equity (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights.
Based on our analyses of our investments in these entities for the periods ending December 31, 2019 and 2018, we have not consolidated the CTFs or Private Funds under the VIE method or the UCITS Fund, Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results. We have included the disclosures related to VIEs and VOEs in Note 12 “Variable Interest Entities.”
Use of Estimates
8

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
Accounts Receivable
Accounts receivable represents balances arising from services provided to customers and are recorded on an accrual basis, net of any allowance for doubtful accounts. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical amounts written off, existing conditions in the industry, and the financial stability of the customer. The majority of our accounts receivable balances consist of advisory and trust fees receivable from customers that we believe are, and have experienced to be, fully collectible. Accordingly, our Consolidated Financial Statements include neither an allowance for bad debt, nor bad debt expense.
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
Our investment in Charis Holdings, Inc. ("Charis"), the parent company of Westwood Private Bank, is measured at fair value on a recurring basis using a market approach based on a price to tangible book value multiple that is determined to be reasonable in the current environment, or market transactions. Management believes this valuation methodology is consistent with the banking industry and will reevaluate our methodology and inputs on a quarterly basis.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is tested at least annually for impairment.
We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include declines in revenues, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than the carrying amount. We assess goodwill for impairment
9

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using either a qualitative or quantitative assessment. The qualitative assessment includes consideration of the current trends in the industry in which we operate, macroeconomic conditions and recent financial performance of our reporting units. In performing the annual impairment test during the third quarter, or more frequently when impairment indicators exist, and after assessing the qualitative factors, we may be required to utilize the two-step approach prescribed by ASC 350, Goodwill and Other Intangible Assets. We may also elect to skip the qualitative assessment and proceed directly to the quantitative analysis. The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, an impairment loss is measured by reducing the goodwill to the fair market value. The fair value of each reporting unit is estimated, entirely or predominantly, using a market multiple approach and an income approach. During the third quarter of 2019 we completed our annual goodwill impairment assessment and determined that no impairment loss was required. No impairments were recorded during any of the periods presented.
Our intangible assets represent the acquisition date fair value of the acquired client relationships, trade names and the cost of internally-developed software, each of which is reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review our intangible assets for events or circumstances that would indicate impairment. See Note 5 “Goodwill and Other Intangible Assets.”
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
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues. Advisory and Trust fees are calculated based on a percentage of AUM and the performance obligation is realized over the then-current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.
Incremental costs to obtain a contract are eligible to be capitalized if the costs are expected to be recovered over the service period. We incur certain incremental costs in obtaining new Trust business and continually evaluate whether costs should be capitalized and amortized over the expected period of benefit of the asset. Certain costs used to fulfill a contract such as the distribution services utilized to sell our Westwood Funds® are expensed as incurred. We recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.
Stock-Based Compensation
We have issued restricted stock to our U.S. employees and Board of Directors in accordance with our Sixth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation and adopted Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting effective January 1, 2017.
10

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
The following summarizes the effects of the adoption of ASU 2016-09 on our Consolidated Financial Statements:
Income Taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies, including tax benefits of dividends on stock-based payment awards, are recognized as income tax expense or benefit in the Consolidated Statement of Comprehensive Income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result, the Company recognized discrete adjustments to income tax expense of $1.0 million in 2017 related to excess tax benefits.
Forfeitures - Prior to adoption, stock-based compensation expense was recognized on a straight-line basis, net of estimated forfeitures, such that expense was recognized for stock-based awards that were expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption of this standard, the Company no longer applies an estimated forfeiture rate and instead accounts for forfeitures as they occur. The Company applied the modified retrospective adoption approach, resulting in a $0.7 million cumulative-effect reduction to “Retained earnings” with the offset to “Additional paid-in-capital” on January 1, 2017.
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International Advisors. We record compensation costs for these awards on a straight-line basis over the vesting period once we determine it is probable that the award will be earned.  Awards expected to be settled in shares are funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquires Westwood common shares in market transactions and holds such shares until the shares are vested and distributed, or forfeited. Shares held in the trust are shown on our Consolidated Balance Sheet as treasury shares. Until shares are acquired by the trust, we record compensation costs and measure the liability as a cash-based award, which is included in “Compensation and benefits payable” on our Consolidated Balance Sheets. For the years ended December 31, 2019, 2018 and 2017, the compensation expense recorded for these awards was $0.2 million, $0.1 million and $0.2 million, respectively. When the number of shares related to an award is determinable, the award becomes an equity award accounted for in a manner similar to restricted stock, which is described in Note 10 “Employee Benefits.”
Currency Translation and Re-measurement
Assets and liabilities of Westwood International Advisors, our non-U.S. dollar functional currency subsidiary, are translated at exchange rates as of applicable reporting dates. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are recorded through other comprehensive income.
Revenue and expense transactions are recorded at the rates of exchange prevailing on the dates of the transactions. Gains and losses resulting from transactions in foreign currencies are included in “(Gain) loss on foreign currency transactions” in our Consolidated Statements of Comprehensive Income. For the year ended December 31, 2019, we recorded a loss of $1.9 million, for the year ended December 31, 2018, we recorded a gain of $2.8 million, and for the year ended December 31, 2017, we recorded a loss of $1.6 million.
Income Taxes
We file a U. S. federal income tax return as a consolidated group for Westwood and its subsidiaries based in the U. S. We file a Canadian income tax return for Westwood International Advisors. Deferred income tax assets and liabilities are determined based on temporary differences between the financial statements and income tax bases of assets and liabilities as measured at enacted income tax rates.
Deferred income tax expense is generally the result of changes in deferred tax assets and liabilities. Deferred taxes relate primarily to incentive compensation and stock-based compensation expense. We record net deferred tax assets to the extent we believe such assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-
11

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

planning strategies, and results of recent operations. In the event we were to determine that we would not be able to realize our deferred income tax assets in the future, we would record a valuation allowance. No such valuation allowance has been recorded in our Consolidated Financial Statements.
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
The Tax Reform Act that was signed into law in 2017 provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We had no U.S. tax liability on GILTI for the years ended December 31, 2019 and 2018. We have elected to account for GILTI tax expense in the period in which it is incurred, and therefore have not provided any deferred tax impacts of GILTI in our Consolidated Financial Statements for the years ended December 31, 2019 and 2018.
The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if the recalculated taxable income under BEAT is greater than regular taxable income. We do not expect to be subject to this tax and therefore have not included any tax impacts of BEAT in our Consolidated Financial Statements for the years ended December 31, 2019 and 2018.
Recent Accounting Pronouncements
Recently Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases at the commencement date, excluding short-term leases. Leases will be classified as either financing or operating, with classification impacting the pattern of expense recognition in the income statement. The amendment was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the standard as of January 1, 2019 under the modified retrospective approach, which provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. We elected the package of practical expedients permitted under the transition guidance, which, among other things, allows us to carry forward the historical lease classification and elect hindsight to determine certain lease terms for existing leases. See further discussion in Note 13 “Leases.”
The following tables summarize the impacts of the adoption of ASU 2016-02 to our previously reported results (both in thousands):

Balance Sheet as of December 31, 2018:	As Previously Reported	New Lease Standard Adjustment	Recast
Operating lease right-of-use assets	$—	$8,698	$8,698
Operating lease liabilities	—	1,432	1,432
Noncurrent operating lease liabilities	—	9,331	9,331
Deferred rent	2,065	(2,065)	—

	For the year ended December 31, 2018			For the year ended December 31, 2017
Statements of Cash Flows:	As Previously Reported	New Lease Standard Adjustment	Recast	As Previously Reported	New Lease Standard Adjustment	Recast
Non-cash lease expense	$—	$1,062	$1,062	$—	$1,042	$1,042
Other liabilities	(155)	(1,062)	(1,217)	(165)	(1,042)	(1,207)

12

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The purpose of this amendment is to simplify the accounting for stock-based payments granted to nonemployees for goods and services by aligning it with the accounting used for arrangements with employees. We adopted the standard as of January 1, 2019 and it did not have a material impact on our Consolidated Financial Statements.
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
3. INVESTMENTS:
During 2018, we made a $5.4 million strategic investment in InvestCloud, which is included in “Investments” on our Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. Following observable price changes for this investment in the year ended December 31, 2019, we recorded a gain of $2.8 million in "Unrealized gains on private investments" on our Consolidated Statements of Comprehensive Income. As of December 31, 2018, there were no observable price changes or indicators of impairment for this investment.
In 2019 we made a $0.3 million investment in Westwood Hospitality Fund I, LLC, a private investment fund. Our investment is included in “Noncurrent investments at fair value” on our Consolidated Balance
Sheets and will be measured at fair value on a recurring basis using net asset value (“NAV”) as a practical expedient.
In 2019 we made a $3.4 million strategic private equity investment in Charis which is included in "Noncurrent investments at fair value" on our Consolidated Balance Sheets. Following fair value increases resulting from market transactions, we recorded a gain of $0.6 million in "Unrealized gains on private investments" on our Consolidated Statements of Comprehensive Income in the year ended December 31, 2019.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):
13

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019:
U.S. Government and Government agency obligations	$39,074	$174	$—	$39,248
Money market funds	4,592	—	—	4,592
Equity funds	6,399	85		6,484
Total trading securities	$50,065	$259	$—	$50,324
Private investment fund	250	13	—	263
Private equity	3,420	555	—	3,975
Total investments carried at fair value	$53,735	$827	$—	$54,562

December 31, 2018:
U.S. Government and Government agency obligations	$48,177	$232	$—	$48,409
Money market funds	10,354	—	—	10,354
Equity funds	7,344	—	(326)	7,018
Total trading securities	$65,875	$232	$(326)	$65,781

The following amounts, except for income tax amounts, are included in our Consolidated Statements of Comprehensive Income under the headings “Other revenues, net," "Unrealized gains on private investments," or "Investment Income" for 2019. For 2018 and 2017 the following amounts are included under the heading "Other revenues, net" (in thousands):

	2019	2018	2017
Realized gains	$707	$920	$395
Realized losses	(122)	(121)	(96)
Net realized gains (losses)	$585	$799	$299
Income tax expense from gains (losses)	$123	$168	$105
Interest income – trading	$894	$620	$334
Dividend income	$283	$290	$302
Unrealized gains/(losses)	$3,650	$(737)	$617

As of December 31, 2019 and 2018, $6.4 million and $6.1 million in corporate funds, respectively, were invested in the Westwood Funds®, Westwood Common Trust Funds and the UCITS fund, which are included in “Investments, at fair value” on our Consolidated Balance Sheets. See Note 12 “Variable Interest Entities.”
4. FAIR VALUE MEASUREMENTS:
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets and liabilities
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – unobservable inputs where there is little or no market activity
Our strategic investment in InvestCloud discussed in Note 3 "Investments" is excluded from the recurring fair value table shown below, as we have elected to apply the measurement alternative for that investment.
The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):
14

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Level 1	Level 2	Level 3	Measured at NAV (1)	Total
As of December 31, 2019
Investments in trading securities	$50,324	$—	$—	$—	$50,324
Private investment fund	—	—	—	263	263
Private equity	—	—	3,975	—	3,975
Total assets measured at fair value	$50,324	$—	$3,975	$263	$54,562

As of December 31, 2018
Investments in trading securities	$65,781	$—	$—	$—	$65,781
Total assets measured at fair value	$65,781	$—	$—	$—	$65,781
(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Consolidated Balance Sheets.

The investment classified in Level 3 is a strategic private equity investment, and is included within Level 3 of the fair value hierarchy as we value that investment utilizing inputs not observable in the market. Our investment is measured at fair value on a recurring basis using a market approach based on a price to tangible book value multiple range that is determined to be reasonable in the current environment, or market transactions. Management believes this valuation methodology is consistent with the banking industry and will reevaluate our methodology and inputs on a quarterly basis.

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Years ended December 31,
	2019	2018
Beginning balance	$—	$—
Purchases	3,420	—
Unrealized gains	555	—
Ending balance	$3,975	$—

5. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Changes in goodwill were as follows (in thousands):

	As of December 31,
	2019	2018
Beginning balance	$19,804	$27,144
Omaha divestiture	—	(7,340)
Ending balance	$19,804	$19,804

Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names and internally-developed software, and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition.
The following is a summary of intangible assets at December 31, 2019 and 2018 (in thousands, except years):
15

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2019
Client relationships	14.8	$21,431	$(7,416)	$14,015
Internally developed software	5.8	1,439	(233)	1,206
Trade names	4.9	708	(673)	35
		$23,578	$(8,322)	$15,256
2018
Client relationships	14.8	$21,431	$(5,960)	$15,471
Internally developed software	7.0	418	(99)	319
Trade names	4.9	708	(537)	171
		$22,557	$(6,596)	$15,961
Amortization expense, which is included in “General and administrative” expense on our Consolidated Statements of Comprehensive Income, was $1.7 million, $1.7 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

For the year ending December 31,	Estimated Amortization Expense
2020	$1,658
2021	$1,548
2022	$1,548
2023	$1,529
2024	$1,454

6. BALANCE SHEET COMPONENTS:
Property and Equipment
The following table reflects information about our property and equipment as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Leasehold improvements	$5,517	$4,714
Furniture and fixtures	2,906	2,716
Computer hardware and office equipment	3,118	2,996
Construction in progress	6	490
Accumulated depreciation	(7,395)	(6,462)
Property and equipment, net	$4,152	$4,454

7. INCOME TAXES:
Income Tax Provision
Income before income taxes by jurisdiction was as follows (in thousands):
16

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,
	2019	2018	2017
U.S.	$10,237	$21,250	$17,531
Canada	(835)	15,212	16,362
Total	$9,402	$36,462	$33,893

Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 21% to income before income taxes for the years ended December 31, 2019 and 2018 and 35% to income before income taxes for the year ended December 31, 2017.
The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands). In 2019, we recast certain 2018 and 2017 income tax expense components related to stock-based compensation.

	Years ended December 31,
	2019		2018		2017
Income tax provision computed at US federal statutory rate	$1,974	21.0%	$7,657	21.0%	$11,859	35.0%
Canadian rate differential	(26)	(0.3)	895	2.4	(1,398)	(4.1)
State and local income taxes, net of federal income taxes	512	5.4	916	2.5	626	1.9
Global Intangible Low Taxed Income, net deductions	—	—	1,573	4.3	—	—
U.S. Tax Credits	—	—	(1,528)	(4.2)	—	—
Stock-based compensation	594	6.3	(450)	(1.2)	(946)	(2.8)
Change in ASC 740-10 positions (net)	(1)	—	19	0.1	(3)	—
Rate changes	30	0.3	(10)	—	1,578	4.6
Tax on repatriation	—	—	118	0.3	1,767	5.2
Other, net	408	4.4	521	1.4	421	1.2
Total income tax expense	$3,491	37.1%	$9,711	26.6%	$13,904	41.0%
Effective income tax rate	37.1%		26.6%		41.0%
We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income. 2019 penalties and interest were insignificant, and we recorded 140000 and $0.2 million of penalties and interest in 2018 and 2017, respectively.
Income tax provision (benefit) as set forth in the Consolidated Statements of Comprehensive Income consisted of the following components (in thousands):

	Years ended December 31,
	2019	2018	2017
Current taxes:
U.S. Federal	$424	$5,949	$1,122
State and local	350	1,477	662
Foreign	(189)	4,034	4,578
Total current taxes	585	11,460	6,362
Deferred taxes:
U.S. Federal	2,619	(1,853)	7,569
State and local	222	(169)	22
Foreign	65	273	(49)
Total deferred taxes	2,906	(1,749)	7,542
Total income tax expense	$3,491	$9,711	$13,904

17

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands). We recast December 31, 2018 deferred tax balances related to deferred rent and leases following our adoption of ASU 2016-02, Leases, in 2019.

	As of December 31,
	2019	2018
Deferred tax assets:
Stock-based compensation expense	$2,222	$3,137
Deferred rent	2,172	2,369
Compensation and benefits payable	1,938	2,606
Federal unrecognized tax benefit	38	51
Other	(23)	4
Total deferred tax assets	6,347	8,167
Deferred tax liabilities:
Property and equipment	(359)	(620)
Intangibles	(911)	(448)
Unrealized gains on investments	(833)	(17)
Leases	(2,028)	(1,980)
Total deferred tax liabilities	(4,131)	(3,065)
Net deferred tax assets	$2,216	$5,102

The Company is subject to taxation in the U. S. and various state and foreign jurisdictions. As of December 31, 2019, the Company’s 2016, 2017 and 2018 tax years are open for examination by the Internal Revenue Service, and various state and foreign jurisdiction tax years remain open to examination. Our 2016, 2017 and 2018 tax returns are currently under audit in a state jurisdiction in which we operate. It is reasonably possible that the audits may be completed during the next twelve months, and we do not expect the result of the audits to have a material impact on our Consolidated Financial Statements.
We have not provided foreign withholding taxes on the undistributed earnings of our foreign subsidiary, Westwood International Advisors. If these funds were needed for our U.S. operations, we would be required to accrue and pay incremental foreign withholding taxes to repatriate a portion of these funds. Our current intent is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. As of December 31, 2019, the cumulative amount of earnings upon which foreign withholding taxes have not been provided is approximately $31.0 million, and the unrecognized deferred tax liability related to these earnings is approximately $1.6 million.
At December 31, 2019 and 2018, the Company's gross liability related to uncertain tax positions was $0.2 million. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as the related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the years ended December 31, 2019 and 2018 is as follows (in thousands):

Balance at December 31, 2017	$160
Additions for tax positions related to the current year	28
Reductions for tax positions related to prior years	(4)
Balance at December 31, 2018	184
Additions for tax positions related to the current year	2
Reductions for tax positions related to prior years	(2)
Balance at December 31, 2019	$184
18

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.2 million within the next twelve months as a result of settlements with certain taxing authorities that, if recognized, would decrease our provision for income taxes by $0.2 million.
8. REGULATORY CAPITAL REQUIREMENTS:
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2019, Westwood Trust had approximately $7.9 million in excess of its minimum capital requirement.
Westwood Trust is limited under applicable Texas law in the payment of dividends of undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its Board of Directors, Westwood Trust may make quarterly and special dividend payments, or other distributions, to us out of its undivided profits. No dividend payments were made to us in 2019, 2018 or 2017.
Westwood International Advisors is subject to the working capital requirements of the Ontario Securities Commission, which requires that combined cash and receivables exceed current liabilities by at least $100,000 CDN. At December 31, 2019 Westwood International Advisors had combined cash and receivables that were $49.2 million CDN (or $37.9 million in U.S. dollars using the exchange rate on December 31, 2019) in excess of its current liabilities, which satisfies this requirement.
9. REVENUE
Advisory Fee Revenues
Our advisory fees are generated by Westwood Management and Westwood International, which manage client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of AUM and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Consolidated Financial Statements contain no deferred advisory fee revenues. Advisory clients typically consist of institutional and mutual fund accounts.
Institutional investors include separate accounts of (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; (ii) subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including the UCITS Fund and collective investment trusts; and (iv) managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.
Mutual funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional investors and wealth management accounts.
Arrangements with Performance Based Obligations
A limited number of our advisory clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time, and a limited number of our mutual fund offerings have fees that generate additional revenues if we outperform specified indices over specific periods of time.
The revenue is based on future market performance and is subject to factors outside our control. We cannot conclude that a significant reversal in the cumulative amount of revenue recognized will not occur during the measurement period, and therefore the revenue is recorded at the end of the measurement period when the performance obligation has been satisfied.
19

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Fee Revenues
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of AUM. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. The fees for most of our trust clients are calculated quarterly in arrears, based on a daily average of AUM for the quarter, or monthly, based on the month-end value of AUM. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Consolidated Financial Statements contain no deferred advisory fee revenues.
Disaggregated Revenues
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Year Ended December 31,
	2019	2018	2017
Advisory Fees:
Institutional	$37,289	$59,345	$69,029
Mutual Funds	19,288	29,792	30,172
Wealth Management	456	230	—
Performance-based	764	2,984	1,411
Trust Fees	25,483	28,953	31,621
Other	799	996	1,552
Total revenues	$84,079	$122,300	$133,785

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Year Ended December 31, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$1,639	$—	$—	$—	$1,639
Australia	591	—	—	—	591
Canada	2,740	—	—	282	3,022
Europe	3,703	—	764	—	4,467
U.S.	48,360	25,483	—	517	74,360
Total	$57,033	$25,483	$764	$799	$84,079

Year Ended December 31, 2018	Advisory	Trust	Performance-based	Other	Total
Asia	$4,305	$—	$—	$—	$4,305
Australia	3,783	—	—	—	3,783
Canada	6,605	—	—	163	6,768
Europe	4,860	—	—	—	4,860
U.S.	69,814	28,953	2,984	833	102,584
Total	$89,367	$28,953	$2,984	$996	$122,300

20

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2017	Advisory	Trust	Performance-based	Other	Total
Asia	$6,312	$—	$—	$—	$6,312
Australia	3,334	—	—	—	3,334
Canada	8,737	—	—	432	9,169
Europe	3,873	—	—	—	3,873
U.S.	76,945	31,621	1,411	1,120	111,097
Total	$99,201	$31,621	$1,411	$1,552	$133,785

10. EMPLOYEE BENEFITS:
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In April 2019, stockholders approved an additional 200,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 5,048,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At December 31, 2019, approximately 527,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2019	2018	2017
Service condition restricted stock expense	$7,240	$9,941	$10,334
Performance-based restricted stock expense	2,388	4,760	5,387
Restricted stock expense under the Plan	9,628	14,701	15,721
Canadian Plan restricted stock expense	677	582	709
Total stock-based compensation expense	$10,305	$15,283	$16,430
Total income tax benefit recognized related to stock-based compensation	$1,932	$3,592	$6,168

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions. We accrue dividends on unvested restricted stock, which are due and payable upon vesting of restricted stock. Accrued dividends coming due within the next twelve months are included in “Dividends payable” on the Consolidated Balance Sheets, with the remaining noncurrent portion of accrued dividends included in “Accrued dividends” on the Consolidated Balance Sheets. At December 31, 2019, we had recorded $7.4 million and $1.3 million in Dividends payable and Accrued dividends, respectively. At December 31, 2018, we had recorded $7.7 million and $1.6 million in Dividends payable and Accrued dividends, respectively.
As of December 31, 2019, there was approximately $13.4 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.1 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs to cover minimum tax withholding requirements. We withheld 62,036 shares in 2019 for this purpose. Our two types of restricted stock grants under the Plan are discussed below.
21

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Subject Only to a Service Condition
For the years ended December 31, 2019, 2018 and 2017, we granted restricted stock to employees and non-employee directors. Employee shares generally vest over four years and Director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period.
The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	440,073	$56.40
Granted	198,295	38.64
Vested	(162,287)	57.14
Forfeited	(79,483)	50.92
Non-vested, December 31, 2019	396,598	$48.31

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2019	2018	2017
Weighted-average grant date fair value	$38.64	$55.92	$61.20
Fair value of shares vested (in thousands)	$9,273	$11,189	$10,764

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
In March 2019, the Compensation Committee established the 2019 goals based on various departmental and company-wide performance goals. Throughout 2019, we recorded expense related to the applicable percentage of the performance-based restricted shares expected to meet or exceed the performance goals needed to earn the shares.
22

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2019	156,293	$55.66
Granted	24,670	37.90
Vested	(80,493)	56.09
Forfeited	(19,495)	55.18
Non-vested, December 31, 2019	80,975	$49.73

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2019	2018	2017
Weighted-average grant date fair value	$37.90	$51.85	$54.86
Fair value of shares vested (in thousands)	$4,515	$5,485	$5,792
 Canadian Plan
As discussed in Note 2, the Canadian Plan provides compensation in the form of common stock for services performed by employees of Westwood International Advisors. Under the Canadian Plan, no more than $10.0 million CDN (or $7.7 million in U.S. Dollars using the exchange rate on December 31, 2019) may be funded to the Plan Trustee to fund purchases of common stock with respect to awards granted under the Canadian Plan. At December 31, 2019, approximately $1.7 million remains available for issuance under the Canadian Plan, or approximately 59,000 shares based on the closing share price of our stock of $29.62 as of the last business day of 2019. During 2019, the trust formed pursuant to the Canadian Plan purchased in the open market 25,047 Westwood common shares for approximately $1.0 million. On December 3, 2019, 24,840 shares vested at a total fair value of approximately $0.8 million. As of December 31, 2019, the trust holds 36,238 shares of Westwood common stock. As of December 31, 2019, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $0.7 million, which we expect to recognize over a weighted-average period of 1.7 years.
Mutual Fund Share Incentive Awards
We may grant mutual fund incentive awards, which are bonus awards based on our mutual funds achieving specific performance goals, annually to specific employees. Awards granted are notionally credited to a participant account maintained by us that contains a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account. We maintain the award in a corporate investment account until vesting. The investment may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Unvested mutual fund awards are included under "Investments, at fair value" on our Consolidated Balance Sheets.
Awards vest after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the year ended December 31, 2019, mutual fund share incentive award activity was insignificant. For the years ended December 31, 2018, and 2017, we recorded expense of $0.3 million and $1.2 million, respectively, related to mutual fund share incentive awards. As of December 31, 2019 and 2018, we had an accrued liability of $0.1 million and $0.6 million, respectively, related to mutual fund incentive awards.
23

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Share Units
We have a deferred share unit (“DSU”) plan for employees of Westwood International Advisors. A DSU is an award linked to the value of Westwood’s common stock and is represented by a notional credit to a participant account. The value of a DSU is initially equal to the value of a share of our common stock. Beginning in 2018, DSUs vest 50%, 25% and 25% after two, three and four years of service, respectively, and become fully vested after four years of service. For awards granted prior to 2018, DSUs vest 20%, 40%, 60%, and 80% after two, three, four and five years of service, respectively, and become fully vested after six years of service. The liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSUs based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. As of December 31, 2019, we had an accrued liability of $0.5 million for 17,401 deferred share units related to the 2012 to 2017 awards issued from 2013 to 2018, which is based on the $29.62 per share closing price of our common stock on the last trading day of the year ended December 31, 2019. As of December 31, 2018, we had an accrued liability of $0.4 million for 13,544 deferred share units related to the 2012 to 2017 awards issued from 2013 to 2018, which was based on the $34.00 per share closing price of our common stock on the last trading day of the year ended December 31, 2018.
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
The following table displays our profit-sharing and retirement plan contributions for the periods presented (in thousands):

	Years ended December 31,
	2019	2018	2017
Profit-sharing contributions	$31	$926	$1,613
Retirement plan matching contributions	1,597	1,604	1,602

11. EARNINGS PER SHARE:
Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding. Diluted EPS is computed based on the weighted average shares of common stock outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 76,000, 7,300 and 6,614 anti-dilutive restricted shares as of December 31, 2019, 2018 and 2017, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2019	2018	2017
Net income	$5,911	$26,751	$19,989

Weighted average shares outstanding – basic	8,408,017	8,365,360	8,147,742
Dilutive potential shares from unvested restricted shares	55,222	182,010	252,280
Weighted average shares outstanding – diluted	8,463,239	8,547,370	8,400,022
Earnings per share:
Basic	$0.70	$3.20	$2.45
Diluted	$0.70	$3.13	$2.38

24

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. VARIABLE INTEREST ENTITIES:
As discussed in Note 2 “Summary of Significant Accounting Policies,” the CTFs and Private Funds (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds®, UCITS Fund and the Private Equity are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in these entities commensurate with market rates. As of December 31, 2019 and 2018, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs into our Consolidated Financial Statements for the years ended December 31, 2019 or 2018.
As of December 31, 2019 and 2018, the Company had seed investments totaling $6.4 million and $6.1 million, respectively, in the Westwood Funds®. These seed investments were provided for the sole purpose of showing economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our Consolidated Balance Sheets.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 3 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $31.0 million, $46.1 million and $51.9 million for the twelve months ended December 31, 2019, 2018 and 2017, respectively.
The following table displays the AUM, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of December 31, 2019
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$2,058	$6	$6
Common Trust Funds	1,409	$—	$—
UCITS Fund	319	$—	$—
Private Funds	13	$0.3	$0.3
Private Equity	—	$12	$12

All other assets:
Wealth Management	3,016
Institutional	8,420
Total AUM	$15,235

13. RELATED PARTY TRANSACTIONS:
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. At both December 31, 2019 and 2018 there was approximately $0.1 million in fees due from these accounts. For each of the years ended December 31, 2019, 2018 and 2017, we recorded trust fees from these accounts of $0.4 million.
25

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company engages in transactions with its affiliates as part of its operations. Westwood International Advisors and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns fees paid by either clients of the fund or directly by the funds. The fees are based on negotiated fee schedules applied to AUM. For the years ended December 31, 2019, 2018 and 2017, we recorded fees from the affiliated Funds of $2.8 million, $4.2 million and $4.0 million, respectively, which are included in “Asset-based advisory fees” on our Consolidated Statement of Comprehensive Income. As of December 31, 2019 and 2018, $0.2 million and $0.3 million of these fees were unpaid and included in “Accounts receivable” on our Consolidated Balance Sheets, respectively.
14. COMMITMENTS AND CONTINGENCIES:
The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase obligations	$11,018	$4,385	$4,394	$1,715	$524

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
On October 13, 2017, we reached a settlement with AGF that provided for the dismissal of all claims, with prejudice and without any admission of liability. We agreed to pay AGF a one-time payment of $10 million CDN, half of which was covered by our insurance. We recorded a net $4.0 million ($5 million CDN) charge related to the settlement and associated insurance coverage, with a $4.0 million ($5 million CDN) receivable from our insurance provider included in “Other current assets” on our Consolidated Balance Sheets at December 31, 2017. We received the insurance proceeds of $4.0 million during 2018 and had no receivable related to the settlement on our Consolidated Balance Sheets as of December 31, 2019 and 2018.
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. Our Directors & Officers insurance provider covered 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF. We expense legal fees and directly-related costs as incurred. We received insurance proceeds of $0.2 million and $0.3 million during 2018 and 2017, respectively, and had no receivable at year-end.
15. LEASES:
We have operating leases for corporate offices and certain office equipment. The lease terms of our corporate offices vary and have remaining lease terms ranging from one to seven years. The corporate office lease payments are fixed and are based upon contractual monthly rates. The majority of our corporate office leases do not include options to extend or terminate the leases. We lease office equipment for a period of two years. We analyzed our weighted average discount rate during the calculation of our lease liability and reviewed the corporate debt environment in 2019 to determine a collateralized discount rate of 5%. We have not entered into any new operating leases since the determination to use a 5% discount rate. In June 2019, we entered into a sublease agreement for a portion of our corporate office. The sublease agreement has a term of seven years, and the sublease income is included in "Other income" on our Consolidated Statements of Comprehensive Income.
The following table presents the components of lease costs related to our leases (amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Operating lease costs	$1,796	$1,706	$1,583
Sublease income	144	—	—

The following table presents supplemental cash flow information related to our leases (amounts in thousands):
26

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2019	2018	2017
Operating cash flows from operating leases	$2,095	$1,909	$1,860
Right-of-use assets obtained in exchange for lease obligations	$—	$1,010	$—

Operating lease costs are included in "General and administrative" expense on our Consolidated Statements of Comprehensive Income. We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2026.
The following table presents information regarding our operating leases (in thousands, except years and rates):

	December 31,
	2019	2018
Operating lease right-of-use assets	$7,562	$8,698

Operating lease liabilities	$1,584	$1,432
Non-current lease liabilities	7,762	9,331
Total lease liabilities	$9,346	$10,763

Weighted-average remaining lease term (in years)	5.7	6.6
Weighted-average discount rate	5.0%	5.0%

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31,	Operating Leases
2020	$2,117
2021	2,081
2022	1,717
2023	1,719
2024	1,550
Thereafter	1,853
Total undiscounted lease payments	$11,037
Less: discount	(1,691)
Total lease liabilities	$9,346

16. SEGMENT REPORTING:
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
27

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2019
Revenues:
Net fee revenues from external sources	$57,797	$25,483	$—	$—	$83,280
Net intersegment revenues	3,457	236	—	(3,693)	—
Net interest and dividend revenue	103	—	—	—	103
Other revenue	696	—	—	—	696
Total revenues	62,053	25,719	—	(3,693)	84,079
Expenses:
Depreciation and amortization	311	1,765	548	—	2,624
Other operating expenses	46,235	19,672	14,597	(3,693)	76,811
Total expenses	46,546	21,437	15,145	(3,693)	79,435
Unrealized gains on private investments	1,438	1,026	832	—	3,296
Investment income	1,017	298	3	—	1,318
Other income	—	—	144	—	144
Income (loss) before income taxes	17,962	5,606	(14,166)	—	9,402
Income tax expense (benefit)	4,308	1,459	(2,276)	—	3,491
Net income (loss)	$13,654	$4,147	$(11,890)	$—	$5,911
Add: Stock-based compensation expense	$5,362	$1,587	$3,356	$—	$10,305
Intangible amortization	170	1,516	40	—	1,726
Deferred taxes on goodwill	—	237	—	—	237
Economic Earnings (Loss)	$19,186	$7,487	$(8,494)	$—	$18,179

Segment assets	$242,854	$51,274	$24,732	$(140,153)	$178,707
Segment goodwill	$3,403	$16,401	$—	$—	$19,804
Expenditures for long-lived assets	$288	$223	$82	$—	$593

Year Ended December 31, 2018
Revenues:
Net fee revenues from external sources	$92,351	$28,953	$—	$—	$121,304
Net intersegment revenues	6,973	238	—	(7,211)	—
Net interest and dividend revenue	708	202	—	—	910
Other revenue	53	33	—	—	86
Total revenues	100,085	29,426	—	(7,211)	122,300
Expenses:
Depreciation and amortization	276	1,764	499	—	2,539
Other operating expenses	48,970	25,467	16,597	(7,211)	83,823
Total expenses	49,246	27,231	17,096	(7,211)	86,362
Gain (loss) on sale of operations	(1)	(16)	541	—	524
28

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Income (loss) before income taxes	50,838	2,179	(16,555)	—	36,462
Income tax expense (benefit)	12,032	572	(2,893)	—	9,711
Net income	$38,806	$1,607	$(13,662)	$—	$26,751
Add: Stock-based compensation expense	$8,673	$2,356	$4,254	$—	$15,283
Intangible amortization	95	1,537	40	—	1,672
Deferred taxes on goodwill	—	237	—	—	237
Economic Earnings (Loss)	$47,574	$5,737	$(9,368)	$—	$43,943

Segment assets	$230,565	$64,196	$19,240	$(114,818)	$199,183
Segment goodwill	3,403	16,401	—	—	19,804
Expenditures for long-lived assets	$314	$295	$382	$—	$991

Year Ended December 31, 2017
Revenues:
Net fee revenues from external sources	$100,612	$31,621	$—	$—	$132,233
Net intersegment revenues	8,120	218	—	(8,338)	—
Net interest and dividend revenue	546	90	—	—	636
Other revenue	911	5	—	—	916
Total revenues	110,189	31,934	—	(8,338)	133,785
Expenses:
Depreciation and amortization	548	1,900	468	—	2,916
Other operating expenses	58,950	28,580	17,784	(8,338)	96,976
Total expenses	59,498	30,480	18,252	(8,338)	99,892
Income (loss) before income taxes	50,691	1,454	(18,252)	—	33,893
Income tax expense (benefit)	17,120	(47)	(3,169)	—	13,904
Net income (loss)	$33,571	$1,501	$(15,083)	$—	$19,989
Add: Stock-based compensation expense	$9,140	$2,641	$4,649	$—	$16,430
Intangible amortization	138	1,734	—	—	1,872
Deferred taxes on goodwill	38	588	—	—	626
Economic Earnings (Loss)	$42,887	$6,464	$(10,434)	$—	$38,917

Segment assets	$207,792	$69,174	$18,437	$(102,744)	$192,659
Segment goodwill	$5,219	$21,925	$—	$—	$27,144
Expenditures for long-lived assets	$151	$530	$203	$—	$884
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
The following table provides a reconciliation of Net income to Economic Earnings (in thousands):
29

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the years ended December 31,
	2019	2018	2017
Net Income	$5,911	$26,751	$19,989
Add: Stock-based compensation expense	10,305	15,283	16,430
Add: Intangible amortization	1,726	1,672	1,872
Add: Tax benefit from goodwill amortization	237	237	626
Economic Earnings	$18,179	$43,943	$38,917

Geographical information
Refer to Note 9, “Revenue” for our revenue disaggregated by our clients' geographical location.

	As of December 31,
(in thousands)	2019	2018
Property and equipment, net, by geographic area:
U.S.	$4,095	$4,381
Canada	57	73
Total Property and equipment, net	$4,152	$4,454

17. CONCENTRATION:
For each of the years ended December 31, 2019, 2018 and 2017, our ten largest clients accounted for approximately 20% of our fee revenue. No single customer accounted for 10% or more of our fee revenues in any of these years. The following table presents advisory fee revenue received from our single largest client in each year (in thousands):

	Years ended December 31,
	2019	2018	2017
Advisory fees from our largest client:
Asset-based fees	$1,863	$1,868	$6,312
Performance-based fees	764	2,984	—
Percent of fee revenue	3.2%	4.0%	4.8%

18. SUBSEQUENT EVENTS:
Dividends Declared
On February 5, 2020, the Board of Directors declared a quarterly cash dividend of $0.43 per share on common stock payable on April 1, 2020 to stockholders of record on March 6, 2020.
Share Repurchase Program
On February 5, 2020, the Board of Directors authorized an additional $10.0 million of share repurchases under our share repurchase program.
Restricted Stock Grants
On February 21, 2020, we expect to issue approximately $6.7 million of restricted stock to employees, or approximately 242,000 shares based on the closing price of our stock on February 20, 2020. The shares are subject to vesting conditions described in Note 10 “Employee Benefits” of our Consolidated Financial Statements in this Report.
19. QUARTERLY FINANCIAL DATA (Unaudited):
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):
30

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter
	First	Second	Third	Fourth
2019
Revenues	$23,862	$21,709	$19,892	$18,616
Income before income taxes	1,496	2,656	1,559	3,691
Net income	392	1,861	1,117	2,541
Basic earnings per common share	0.05	0.22	0.13	0.30
Diluted earnings per common share	0.05	0.22	0.13	0.30

2018
Revenues	$33,567	$32,760	$29,854	$26,119
Income before income taxes	10,487	10,936	7,151	7,888
Net income	7,978	7,992	5,368	5,413
Basic earnings per common share	0.96	0.95	0.64	0.65
Diluted earnings per common share	0.93	0.94	0.62	0.64

31

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
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

3.1.1	First Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on May 7, 2008)
3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
3.1.3	Third Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 19, 2019).
3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on April 25, 2012)
3.2.1	Amendment to Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
3.2.2	Second Amendment to Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 19, 2019)
4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)
10.1	Sixth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (incorporated by reference from the Schedule 14A filed with the SEC on March 19, 2019)
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

32

Exhibit Number	Description of Exhibits
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

10.18+	Consulting Agreement, dated as of March 17, 2015, between Westwood Holdings Group, Inc. and Susan Byrne (incorporated by reference from the Form 10-Q filed with the SEC on July 29, 2015)
10.19+	Severance Agreement, dated as of February 9, 2018, between Westwood Holdings Group, Inc. and Fabian Gomez (incorporated by reference from the Form 8-K filed with the SEC on February 3, 2018)
10.20+	Exit Letter, dated June 27, 2018, between Westwood Holdings Group, Inc. and Mark R. Freeman (incorporated by reference from the Form 10-Q filed with the SEC on July 25, 2018)
33

Exhibit Number	Description of Exhibits
10.21+
Employee Confidentiality and Non-compete Agreement, effective November 1, 2018, between Westwood Holdings Group, Inc. and Murray "Terry" Forbes III (incorporated by reference from the Form 8-K/A filed with the SEC on October 29, 2018)

21.1	Subsidiaries (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on first signature page)
31.1*	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial information from Westwood Holdings Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (v) Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

* Filed herewith.
+ Indicates management contract or compensation plan, contract or arrangement.
# Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.
34