Form 10-Q
period 2020-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2020-04-29
CIK 1165002

____________________________________________________________________________________________________

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to             .
Commission file number 1-31234
____________________________________________________________________________________________________
WESTWOOD HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________

Delaware		75-2969997
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

200 CRESCENT COURT, SUITE 1200
DALLAS,	Texas	75201
(Address of principal executive office)		(Zip Code)
(214) 756-6900
(Registrant’s telephone number, including area code)
____________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 22, 2020: 8,500,061.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$45,116	$49,766
Accounts receivable	11,172	13,177
Investments, at fair value	37,272	50,324
Prepaid income taxes	658	1,150
Other current assets	2,168	2,544
Total current assets	96,386	116,961
Investments	8,154	8,154
Noncurrent investments at fair value	3,243	4,238
Goodwill	19,804	19,804
Deferred income taxes	3,831	2,216
Operating lease right-of-use assets	7,220	7,562
Intangible assets, net	14,833	15,256
Property and equipment, net of accumulated depreciation of $7,570 and $7,395	3,931	4,152
Other long-term assets	400	364
Total assets	$157,802	$178,707
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,676	$2,145
Dividends payable	4,834	7,362
Compensation and benefits payable	2,323	9,975
Operating lease liabilities	1,622	1,584
Accrued stock repurchases	920	—
Income taxes payable	323	289
Total current liabilities	11,698	21,355
Accrued dividends	411	1,303
Noncurrent operating lease liabilities	7,304	7,762
Total liabilities	19,413	30,420
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,548,103 and outstanding 8,780,041 shares at March 31, 2020; issued 10,306,570 and outstanding 8,881,086 shares at December 31, 2019	106	103
Additional paid-in capital	206,267	203,441
Treasury stock, at cost - 1,768,061 shares at March 31, 2020; 1,425,483 shares at December 31, 2019	(69,965)	(63,281)
Accumulated other comprehensive loss	(6,185)	(2,943)
Retained earnings	8,166	10,967
Total stockholders' equity	138,389	148,287
Total liabilities and stockholders' equity	$157,802	$178,707

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Advisory fees:
Asset-based	$11,102	$16,406
Performance-based	—	180
Trust fees	5,951	6,539
Other, net	(384)	737
Total revenues	16,669	23,862
EXPENSES:
Employee compensation and benefits	12,668	14,610
Sales and marketing	478	530
Westwood mutual funds	515	846
Information technology	2,031	1,977
Professional services	1,193	1,149
General and administrative	2,306	2,434
(Gain) loss on foreign currency transactions	(2,938)	820
Total expenses	16,253	22,366
Net operating income	416	1,496
Unrealized gains (losses) on private investments	(995)	—
Investment income	544	—
Other income	34	—
Income (loss) before income taxes	(1)	1,496
Income tax expense (benefit)	(1,103)	1,104
Net income	$1,102	$392
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,242)	831
Total comprehensive income (loss)	$(2,140)	$1,223

Earnings per share:
Basic	$0.13	$0.05
Diluted	$0.13	$0.05
Weighted average shares outstanding:
Basic	8,414,393	8,363,109
Diluted	8,458,473	8,455,386

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2020 and 2019
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2019	8,881,086	$103	$203,441	$(63,281)	$(2,943)	$10,967	$148,287
Net income	—	—	—	—	—	1,102	1,102
Other comprehensive loss	—	—	—	—	(3,242)	—	(3,242)
Issuance of restricted stock, net of forfeitures	241,533	3	(3)	—	—	—	—
Dividends declared ($0.43 per share)	—	—	—	—	—	(3,903)	(3,903)
Stock based compensation expense	—	—	2,616	—	—	—	2,616
Reclassification of compensation liability to be paid in shares	—	—	213	—	—	—	213
Purchases of treasury stock	(272,059)	—	—	(4,867)	—	—	(4,867)
Purchase of treasury stock under employee stock plans	(27,474)	—	—	(697)	—	—	(697)
Restricted stock returned for payment of taxes	(43,045)	—	—	(1,120)	—	—	(1,120)
Balance, March 31, 2020	8,780,041	$106	$206,267	$(69,965)	$(6,185)	$8,166	$138,389

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2018	8,904,902	$102	$194,116	$(58,711)	$(4,883)	$30,525	$161,149
Net income	—	—	—	—	—	392	392
Other comprehensive income	—	—	—	—	831	—	831
Issuance of restricted stock, net of forfeitures	158,046	2	(2)	—	—	—	—
Dividends declared ($0.72 per share)	—	—	—	—	—	(6,380)	(6,380)
Stock based compensation expense	—	—	3,252	—	—	—	3,252
Reclassification of compensation liability to be paid in shares	—	—	232		—	—	232
Purchases of treasury stock	(25,047)	—	—	(981)	—	—	(981)
Restricted stock returned for payment of taxes	(62,036)	—	—	(2,385)	—	—	(2,385)
Balance, March 31, 2019	8,975,865	$104	$197,598	$(62,077)	$(4,052)	$24,537	$156,110

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,102	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	233	212
Amortization of intangible assets	423	413
Unrealized (gains) losses on investments	1,133	(374)
Stock based compensation expense	2,616	3,252
Deferred income taxes	(1,643)	273
Non-cash lease expense	305	242
Change in operating assets and liabilities:
Net sales of investments - trading securities	12,916	16,554
Accounts receivable	1,844	2,981
Other current assets	326	(886)
Accounts payable and accrued liabilities	(469)	(275)
Compensation and benefits payable	(7,356)	(12,305)
Income taxes payable	475	379
Other liabilities	(383)	(293)
Net cash provided by operating activities	11,522	10,565
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16)	(71)
Purchase of investments	—	(250)
Net cash used in investing activities	(16)	(321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(3,947)	(981)
Purchase of treasury stock under employee stock plans	(697)	—
Restricted stock returned for payment of taxes	(1,120)	(2,385)
Cash dividends paid	(7,324)	(7,686)
Net cash used in financing activities	(13,088)	(11,052)
Effect of currency rate changes on cash	(3,068)	780
Net Change in Cash and Cash Equivalents	(4,650)	(28)
Cash and cash equivalents, beginning of period	49,766	52,449
Cash and cash equivalents, end of period	$45,116	$52,421

Supplemental cash flow information:
Cash paid during the period for income taxes	$64	$453
Accrued dividends	$5,245	$7,980
Accrued purchase of property and equipment	$—	$425
Accrued purchases of treasury stock	$920	$—

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (referred to hereinafter together as “Westwood Management”), Westwood Trust and Westwood International Advisors Inc. (“Westwood International Advisors”). Westwood Management provides investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood International Advisors provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund, individual investors and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds (“CTFs”) to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management ("AUM"). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Westwood Management is registered with the Securities and Exchange Commission ("SEC") as an investment advisor ("RIA") under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking. Westwood International Advisors is registered as a portfolio manager and exempt market dealer with the Ontario Securities Commission and the Autorité des marchés financiers in Québec.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and consequently do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary in the opinion of management to present fairly our interim financial position and results of operations and cash flows for the periods presented. The accompanying Condensed Consolidated Financial Statements are presented in accordance with GAAP and the rules and regulations of the SEC.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC. Operating results for the periods in these Condensed Consolidated Financial Statements are not necessarily indicative of results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
Recently Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this amendment is to modify, remove and add certain disclosure requirements for fair value measurements. Under ASU 2018-13, entities are required to disclose the amount of total gains or losses recognized in other comprehensive income attributable to assets and liabilities categorized within Level 3 of the fair value hierarchy. The ASU includes an incremental requirement about significant unobservable inputs for Level 3 fair value measurements. The requirement to disclose reasons for transfers between Level 1 and Level 2 was removed. Various requirements for Level 3 disclosure were also modified. The amendments in this ASU are effective for all entities for fiscal years and interim periods beginning after December 15, 2019. We adopted this ASU as of January 1, 2020, and further information is included in Note 5 "Fair Value." There was no significant impact on our Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The purpose of this amendment is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this ASU as of January 1, 2020 under the prospective transition method. Incremental costs related to hosting arrangements will be recorded on the Condensed Consolidated Balance Sheets in either other current or other long-term assets, instead of intangible assets, net. Related amortization will be recorded in information technology expense on the Condensed Consolidated Statements of Comprehensive Income (Loss), amortization of previously capitalized costs were recorded in general and administrative expense.
In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The purpose of this amendment is to amend ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20, Financial Instruments-Credit Losses: Amortization Cost, if the instruments are eligible for the fair value option under Accounting Standards Codification 825 - Financial Instruments. The fair value option election does not apply to held-to-maturity debt securities. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this ASU as of January 1, 2020, and it did not have a significant impact on our Condensed Consolidated Financial Statements.
3. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 131,000 and 51,000 anti-dilutive restricted shares outstanding for the three months ended March 31, 2020 and March 31, 2019, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2020	2019
Net income	$1,102	$392

Weighted average shares outstanding - basic	8,414,393	8,363,109
Dilutive potential shares from unvested restricted shares	44,080	92,277
Weighted average shares outstanding - diluted	8,458,473	8,455,386

Earnings per share:
Basic	$0.13	$0.05
Diluted	$0.13	$0.05

4. INVESTMENTS
During 2018, we made a $5.4 million strategic investment in InvestCloud, which is included in “Investments” on our Condensed Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. Following observable price changes for this investment in 2019, we recorded a gain of $2.8 million. As of March 31, 2020 there were no additional observable price changes or indicators of impairment for this investment.
Our investment in Charis, a private bank, is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis. Following fair value increases resulting from market transactions, we recorded a gain of $0.6 million in 2019. In the three months ended March 31, 2020, we recorded a loss of $1.0 million, primarily as a result of a downturn in the banking industry due to global macroeconomic effects of the Coronavirus Disease 2019 ("COVID-19") pandemic.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020:
U.S. Government and Government agency obligations	$27,418	$331	$—	$27,749
Money market funds	5,065	—	—	5,065
Equity funds	4,666	—	(208)	4,458
Total trading securities	37,149	331	(208)	37,272
Private investment fund	250	13	—	263
Private equity	3,420	—	(440)	2,980
Total investments carried at fair value	$40,819	$344	$(648)	$40,515

December 31, 2019:
U.S. Government and Government agency obligations	$39,074	$174	$—	$39,248
Money market funds	4,592	—	—	4,592
Equity funds	6,399	85	—	6,484
Total trading securities	$50,065	$259	$—	$50,324
Private investment fund	250	13	—	263
Private equity	3,420	555	—	3,975
Total investments carried at fair value	$53,735	$827	$—	$54,562

As of March 31, 2020 and December 31, 2019, approximately $4.4 million and $6.4 million, respectively, in corporate funds were invested in Westwood Funds®. See Note 8 “Variable Interest Entities.”
5. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – significant unobservable inputs where there is little or no market activity
Our strategic investment in InvestCloud, discussed in Note 4 “Investments,” is excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for this investment.
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of March 31, 2020:
Investments in trading securities	$37,272	$—	$—	$—	$37,272
Private investment fund	—	—	—	263	263
Private equity	—	—	2,980	—	2,980
Total assets measured at fair value	$37,272	$—	$2,980	$263	$40,515

As of December 31, 2019:
Investments in trading securities	$50,324	$—	$—	$—	$50,324
Private investment fund	—	—	—	263	263
Private equity	—	—	3,975	—	3,975
Total assets measured at fair value	$50,324	$—	$3,975	$263	$54,562

(1) Comprised of certain investments measured at fair value using net asset value ("NAV") as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

Our investment in Charis is included within Level 3 of the fair value hierarchy as we value that investment utilizing inputs not observable in the market. Our investment is measured at fair value on a recurring basis using a market approach based on a price to tangible book value multiple range that is determined to be reasonable in the current environment, or market transactions. Management believes this valuation methodology is consistent with the banking industry and we will reevaluate our methodology and inputs on a quarterly basis.
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2020	2019
Beginning balance	$3,975	$—
Unrealized gains (losses) on private investments	(995)	—
Ending balance	$2,980	$—

The March 31, 2020 private investment fair value of $3.0 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $1.05 to $1.25 per share, with a weighted average of $1.12 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our most recent annual goodwill impairment assessment during the third quarter of 2019 and determined that no impairment loss was required. No impairments on goodwill were recorded during the three months ended March 31, 2020 or 2019.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three months ended March 31, 2020 or 2019.
7. STOCKHOLDERS' EQUITY
Share Repurchase Program
In February 2020, our Board of Directors authorized management to repurchase up to an additional $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions, bringing the total available under the share repurchase program to $12.9 million. As of March 31, 2020, approximately $8.1 million remained available under the share repurchase program.
During the three months ended March 31, 2020, the Company repurchased 272,059 shares of our common stock at an average price of $17.89 per share, including commissions, for an aggregate purchase price of $4.9 million under our share repurchase plan.
8. VARIABLE INTEREST ENTITIES
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality Fund I, LLC and Westwood Technology Opportunities Fund I, LP (collectively, the “Private Funds”), (ii) our advisory relationships with Westwood Investment Funds PLC (the “UCITS Fund”) and the Westwood Funds® and (iii) our investments in InvestCloud and Charis discussed in Note 4 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
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
Based on our analyses of our investments in these entities for the periods ending March 31, 2020 and December 31, 2019, we have not consolidated the CTFs or Private Funds under the VIE method or the UCITS Fund, Westwood Funds® or Private Equity under the VOE method.
As of March 31, 2020 and December 31, 2019, our seed investments in the Westwood Funds aggregated approximately $4.4 million and $6.4 million, respectively. The seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds and are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheets.
We have not otherwise provided any financial support not previously contractually obligated to provide, and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds® are accounted for as investments consistent with our other investments described in Note 4 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $5.7 million and $8.7 million for the three months ended March 31, 2020 and 2019, respectively.
The following table displays the AUM, the amounts of our seed investments included in “Investments” on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	As of March 31, 2020
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$1,500	$4.4	$4.4
Common Trust Funds	1,089	—	—
UCITS Fund	230	—	—
Private Funds	13	0.3	0.3
Private Equity	—	11.1	11.1
All other assets:
Wealth Management	2,663
Institutional	6,105
Total Assets Under Management	$11,600

9. REVENUE
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues. Advisory and trust fees are calculated based on a percentage of AUM and the performance obligation is realized over the current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.
Advisory Fee Revenues
Our advisory fees are generated by Westwood Management and Westwood International Advisors, which manage client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of AUM and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues. Advisory clients typically consist of institutional and mutual fund accounts.
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
Revenue Disaggregated
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended March 31,
	2020	2019
Advisory Fees:
Institutional	$7,900	$10,439
Mutual Funds	3,071	5,865
Wealth Management	131	102
Performance-based	—	180
Trust Fees	5,951	6,539
Other, net	(384)	737
Total revenues	$16,669	$23,862

We serve clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended March 31, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$417	$—	$—	$—	$417
Canada	490	—	—	—	490
Europe	1,009	—	—	—	1,009
United States	9,186	5,951	—	(384)	14,753
Total	$11,102	$5,951	$—	$(384)	$16,669

Three Months Ended March 31, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$406	$—	$—	$—	$406
Australia	591	—	—	—	591
Canada	824	—	—	40	864
Europe	977	—	180	—	1,157
United States	13,608	6,539	—	697	20,844
Total	$16,406	$6,539	$180	$737	$23,862

10. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Sixth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In April 2019, stockholders approved an additional 200,000 shares to be authorized under the Plan, increasing the

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
total number of shares issuable under the Plan (including predecessor plans to the Plan) to 5,048,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At March 31, 2020, approximately 286,376 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Service condition stock-based compensation expense	$2,067	$2,188
Performance condition stock-based compensation expense	419	928
Stock-based compensation expense under the Plan	2,486	3,116
Canadian Plan stock-based compensation expense	130	136
Total stock-based compensation expense	$2,616	$3,252

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions.
As of March 31, 2020, there was approximately $17.5 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 3.0 years. Our two types of restricted stock grants under the Plan are discussed below.
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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	396,598	$48.31
Granted	243,344	$27.54
Vested	(127,812)	$54.73
Forfeited	(1,811)	$57.38
Non-vested, March 31, 2020	510,319	$36.77

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
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the three months ended March 31, 2020:

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	80,975	$49.73
Vested	(35,275)	$55.11
Non-vested, March 31, 2020	45,700	$45.58

Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International Advisors. Under the Canadian Plan, no more than $10 million CDN ($7.1 million in U.S. Dollars using the exchange rate on March 31, 2020) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At March 31, 2020, approximately $1.4 million CDN ($1.0 million in U.S. Dollars using the exchange rate on March 31, 2020) remains available for issuance under the Canadian Plan, or approximately 53,000 shares based on the closing share price of our stock of $18.31 as of March 31, 2020. During the first three months of 2020, the trust formed pursuant to the Canadian Plan purchased 27,474 Westwood common shares in the open market for approximately $0.7 million. As of March 31, 2020, the trust holds 63,712 shares of Westwood common stock. As of March 31, 2020, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $0.7 million, which we expect to recognize over a weighted-average period of 1.7 years.
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
Awards vest over approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended March 31, 2020 and 2019, we recorded expense of approximately $9,000 and $8,000, respectively, related to mutual fund share incentive awards. For the three months ended March 31, 2019, we recorded a net $134,000 credit to mutual fund expense, primarily related to the forfeiture of a mutual fund award during the first quarter. As of March 31, 2020 and December 31, 2019, we had an accrued liability of approximately $28,000 and $79,000, respectively, related to mutual fund share incentive awards.
11. INCOME TAXES
Our income tax rate differed from the 21% statutory rate for the first quarter of 2020 primarily due to a discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Income taxes differed from the 21% statutory rate in the first quarter of 2019 primarily due to a $0.6 million discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates.
12. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. For the three months ended March 31, 2020 and 2019, we recorded trust fees from these accounts of $95,000 and $78,000, respectively. There was approximately $95,000 and $100,000 due from these accounts as of March 31, 2020 and December 31, 2019, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International Advisors and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund, and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three months ended March 31, 2020 and 2019, the Company earned approximately $0.5 million and $0.8 million, respectively, in fees from the affiliated funds. As of March 31, 2020 and December 31, 2019, $0.2 million and $0.2 million, respectively, of these fees were outstanding and included in “Accounts receivable” on our Condensed Consolidated Balance Sheets.
13. LEASES
As of March 31, 2020, there have been no material changes outside the ordinary course of business to our leases since December 31, 2019. For information regarding our leases, refer to Note 15 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
14. SEGMENT REPORTING
We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes. The Company’s chief operating decision maker, our Chief Executive Officer, evaluates the performance of our segments based primarily on fee revenues and Economic Earnings. Refer to the "Supplemental Financial Information" section in Item 2. "Management Discussion and Analysis of Financial Conditions and Results" for the Economic Earnings calculation. Westwood Holdings Group, Inc., the parent company of Advisory and Trust, does not have revenues and is the entity in which we record typical holding company expenses including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs. All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.
Advisory
Our Advisory segment provides investment advisory services to (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals, (ii) subadvisory relationships where Westwood provides investment management services to the Westwood Funds®, funds offered by other financial institutions and funds offered by our Trust segment and (iii) pooled investment vehicles, including the UCITS Fund and collective investment trusts. Westwood Management and Westwood International Advisors, which provide investment advisory services to similar clients, are included in our Advisory segment.
Trust
Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended March 31, 2020
Net fee revenues from external sources	$11,102	$5,951	$—	$—	$17,053
Net intersegment revenues	624	50	—	(674)	—
Net interest and dividend revenue	20	—	—	—	20
Other, net	(404)	—	—	—	(404)
Total revenues	$11,342	$6,001	$—	$(674)	$16,669

Segment assets	$236,817	$49,606	$21,962	$(150,583)	$157,802
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

Three Months Ended March 31, 2019
Net fee revenues from external sources	$16,586	$6,539	$—	$—	$23,125
Net intersegment revenues	1,016	71	—	(1,087)	—
Net interest and dividend revenue	225	86	—	—	311
Other, net	432	(6)	—	—	426
Total revenues	$18,259	$6,690	$—	$(1,087)	$23,862

Segment assets	$226,362	$62,696	$19,746	$(127,655)	$181,149
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

15. SUBSEQUENT EVENTS
Share Repurchase Program
In April 2020, we repurchased 407,697 shares of our common stock for an aggregate purchase price of approximately $8.1 million, which completed the amount previously authorized under our share repurchase program.
On April 28, 2020, the Board of Directors authorized an additional $10.0 million of share repurchases under our share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “potentially,” “may,” “designed” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC, and those risks set forth below:
• the composition and market value of our AUM;
• our ability to maintain our fee structure in light of competitive fee pressures;
• the impact of the COVID-19 pandemic;
• the significant concentration of our revenues in a small number of customers;
• our ability to avoid termination of client agreements and the related investment redemptions;
• regulations adversely affecting the financial services industry;
• competition in the investment management industry;
• our ability to develop and market new investment strategies successfully;
• our AUM include investments in foreign companies;
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
• litigation risks;
• our ability to declare and pay dividends;
• our ability to fund future capital requirements on favorable terms;
• our ability to properly address conflicts of interest;
• our ability to maintain adequate insurance coverage;
• our ability to maintain an effective system of internal controls;
• our stock is thinly traded and may be subject to volatility;
• our organizational documents contain provisions that may prevent or deter another group from paying a premium over the market price to our stockholders to acquire our stock;
• we are a holding company dependent on the operations and funds of our subsidiaries; and
• our relationships with investment consulting firms.
You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We are not obligated and do not undertake an obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events or otherwise.
Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is an SEC-registered investment advisor and referred to hereinafter together as “Westwood Management”), Westwood International Advisors Inc. (“Westwood International Advisors”) and Westwood Trust. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, an Irish investment company authorized pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulation 2011 (as amended) (the “UCITS Fund”), individuals and clients of Westwood Trust. Westwood International Advisors provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of AUM.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, particularly the impact on global stock markets. In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including suspending all non-essential travel for our employees and encouraging our employees to work remotely. The investments we have made in technology over the past several years, particularly our significant investments in cloud-based systems and business continuity planning, have allowed our entire team to serve our clients seamlessly from their homes.
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
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of AUM. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. Trust fees are primarily calculated quarterly in arrears based on a daily average of AUM for the quarter. Since billing periods for most of Westwood Trust's clients coincide with the calendar quarter, revenue is fully recognized within the quarter, and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues.
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
Unrealized Gains (Losses) on Private Investments
Unrealized gains (losses) in private investments includes changes in the value of our private equity investments.
Investment Income
Investment income primarily includes interest and dividend income on fixed income securities and money market funds.
Other Income
Other income consists of income from the sublease of a portion of our corporate headquarters office.
Assets Under Management
AUM decreased $5.2 billion to $11.6 billion at March 31, 2020 compared with $16.8 billion at March 31, 2019. The average of beginning and ending AUM for the first quarter of 2020 was $13.4 billion compared to $16.7 billion for the first quarter of 2019. These decreases are due to net outflows primarily in our LargeCap Value and Income Opportunity strategies and market depreciation, partially offset by net inflows to our SmallCap Value strategies.
The following table displays AUM as of March 31, 2020 and 2019 (in millions):

	As of March 31,
	2020	2019	Change
Institutional(1)	$6,335	$9,235	(31)%
Wealth Management(2)	3,765	4,368	(14)
Mutual Funds(3)	1,500	3,168	(53)
Total AUM(4)	$11,600	$16,771	(31)%

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
(4)AUM excludes $222 million and $264 million of assets under advisement (“AUA”) as of March 31, 2020 and 2019, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

Roll-Forward of Assets Under Management

	Three Months Ended March 31,
(in millions)	2020	2019
Institutional
Beginning of period assets	$8,739	$9,327
Inflows	313	254
Outflows	(731)	(1,202)
Net client flows	(418)	(948)
Market appreciation (depreciation)	(1,986)	856
Net change	(2,404)	(92)
End of period assets	$6,335	$9,235

Wealth Management
Beginning of period assets	$4,438	$4,043
Inflows	73	101
Outflows	(127)	(117)
Net client flows	(54)	(16)
Market appreciation (depreciation)	(619)	341
Net change	(673)	325
End of period assets	$3,765	$4,368

Mutual Funds
Beginning of period assets	$2,058	$3,236
Inflows	174	165
Outflows	(310)	(526)
Net client flows	(136)	(361)
Market appreciation (depreciation)	(422)	293
Net change	(558)	(68)
End of period assets	$1,500	$3,168

Total AUM
Beginning of period assets	$15,235	$16,606
Inflows	560	520
Outflows	(1,168)	(1,845)
Net client flows	(608)	(1,325)
Market appreciation (depreciation)	(3,027)	1,490
Net change	(3,635)	165
End of period assets	$11,600	$16,771

Three months ended March 31, 2020 and 2019
The $3.6 billion decrease in AUM for the three months ended March 31, 2020 was due to market depreciation of $3.0 billion and net outflows of $608 million. Market depreciation was primarily related to our LargeCap Value and SmallCap Value strategies. Net outflows were primarily related to our LargeCap Value and Income Opportunity strategies, partially offset by net inflows to our SmallCap Value strategies.
The $165 million increase in AUM for the three months ended March 31, 2019 was due to market appreciation of $1.5 billion, partially offset by net outflows of $1.3 billion. Net outflows were primarily related to our Emerging Markets and Income Opportunity strategies, partially offset by net inflows to our SmallCap Value strategy.

Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income (Loss) contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended
	March 31,
	2020	2019	Change
Revenues:
Advisory fees: asset-based	$11,102	$16,406	(32)%
Advisory fees: performance-based	—	180	(100)
Trust fees	5,951	6,539	(9)
Other revenues	(384)	737	NM
Total revenues	16,669	23,862	(30)
Expenses:
Employee compensation and benefits	12,668	14,610	(13)
Sales and marketing	478	530	(10)
Westwood mutual funds	515	846	(39)
Information technology	2,031	1,977	3
Professional services	1,193	1,149	4
General and administrative	2,306	2,434	(5)
(Gain) loss on foreign currency transactions	(2,938)	820	NM
Total expenses	16,253	22,366	(27)
Net operating income	416	1,496	(72)
Unrealized gains (losses) on private investments	(995)	—	NM
Investment income	544	—	NM
Other income	34	—	NM
Income (loss) before income taxes	(1)	1,496	(100)
Income tax expense (benefit)	(1,103)	1,104	(200)
Net income	$1,102	$392	181%
_________________________
NM Not meaningful
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Total Revenues. Total revenues decreased $7.2 million, or 30%, to $16.7 million for the three months ended March 31, 2020 compared with $23.9 million for the three months ended March 31, 2019. Asset-based advisory fees decreased $5.3 million, or 32%, and Trust fees decreased $0.5 million, or 9%, both primarily due to lower average AUM.
Employee Compensation and Benefits. Employee compensation and benefits decreased $1.9 million, or 13%, to $12.7 million for the three months ended March 31, 2020 compared with $14.6 million for the three months ended March 31, 2019. The decrease was primarily due to reductions in compensation relating to short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year and lower headcount.
Westwood Mutual Funds. Westwood mutual funds expenses decreased $0.3 million, or 39%, to $0.5 million for the three months ended March 31, 2020 compared with $0.8 million for the three months ended March 31, 2019. The decrease was primarily due to lower service fees following declines in market values for the Westwood funds.
(Gain) loss on foreign currency transactions. We recorded $2.9 million in foreign currency gains in the current quarter as a result of fluctuations in the Canadian dollar exchange rate.
Unrealized gains (losses) on private investments. We recorded a loss of $1.0 million in the current quarter on a private investment to reflect a decrease in the valuation multiple because of a downturn in the banking industry due to global macroeconomic effects of the COVID-19 pandemic..

Income Tax Expense (Benefit). Our income tax rate differed from the 21% statutory rate for the first quarter of 2020 primarily due to a discrete benefit adjustment related to the remeasurement of certain beginning deferred taxes with the enactment of the CARES Act. Our effective tax rate will be impacted throughout fiscal year 2020 by the remeasurement of current deferred taxes on a nondiscrete basis.
Supplemental Financial Information
As supplemental information, we are providing non-GAAP performance measures that we refer to as Economic Earnings and Economic EPS. We provide these measures in addition to, not as a substitute for, net income and earnings per share, which are reported on a GAAP basis. Our management and Board of Directors review Economic Earnings and Economic EPS to evaluate our ongoing performance, allocate resources, and review our dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income or earnings per share, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without also considering financial information prepared in accordance with GAAP.
We define Economic Earnings as net income plus non-cash equity-based compensation expense, amortization of intangible assets, and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
The following tables provide a reconciliation of Net income to Economic Earnings and Economic Earnings by segment (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Change
	2020	2019
Net income	$1,102	$392	181%
Add: Stock-based compensation expense	2,616	3,252	(20)
Add: Intangible amortization	423	413	2
Add: Tax benefit from goodwill amortization	59	59	—
Economic Earnings	$4,200	$4,116	2%

Diluted weighted average shares outstanding	8,458,473	8,455,386
Economic Earnings per share	$0.50	$0.49

Economic Earnings by Segment
Advisory	$4,293	$4,880	(12)%
Trust	992	1,253	(21)
Westwood Holdings	(1,085)	(2,017)	46
Consolidated	$4,200	$4,116	2%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. As of March 31, 2020 and December 31, 2019, we had no debt. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the three months ended March 31, 2020, cash flow provided by operating activities was $11.5 million, which included liquidation of $12.9 million of current investments, partially offset by a $7.4 million reduction in compensation and benefits payable. Cash flow used in investing activities during the three months ended March 31, 2020 was primarily related to purchases of property and equipment, while the prior year quarter was primarily related to our investment in a private investment fund. Cash flows used in financing activities of $13.1 million for the three months ended March 31, 2020 reflected the payment of dividends, purchases of treasury shares under our share repurchase plan and for our Canadian share award plan and restricted stock returned for the payment of taxes. Cash flow used in financing activities of $11.1 million for the three months ended March 31, 2019 reflected the payment of dividends, purchases of restricted stock returned for payment of taxes and purchases of treasury shares for our Canadian share award plan.
We had cash and short-term investments of $82.4 million as of March 31, 2020 and $100.1 million as of December 31, 2019. Cash and cash equivalents included approximately $32 million and $31 million of undistributed income from Westwood International Advisors as of March 31, 2020 and December 31, 2019, respectively. If these funds were needed for our U.S. operations, we would be required to accrue and subsequently pay a 5% incremental Canadian withholding tax to repatriate all or a portion of these funds. Our current intention is to permanently reinvest the funds subject to withholding taxes outside of the U.S., and our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations. At March 31, 2020 and December 31, 2019, working capital aggregated $84.7 million and $95.6 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2020, Westwood Trust had approximately $6.8 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations
As of March 31, 2020, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2019. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Critical and Significant Accounting Policies and Estimates
There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2019. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management is described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our workforce working remotely did not hinder the execution of our internal control processes and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the risks set forth below.
The Company believes that there has been no material change in its risk factors as previously disclosed in the Form 10-K other than as set forth below.
Risks Related to the Investment Industry
The recent COVID-19 pandemic, and other potential outbreaks, could negatively impact our businesses, financial condition and results of operations.
We may face risks related to the recent outbreak of COVID-19, which has been declared a pandemic by the World Health Organization. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that governments, we or our clients may take in respect of this virus may result in a period of disruption, including with respect to our financial reporting capabilities and our operations generally, and could potentially impact our clients and third party vendors. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic could have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption.
The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)			—	$8,085,000
March 2020	272,059	$17.89
Canadian Plan (2)	27,474	$25.39	—	$964,410
Employee transactions (3)
February 2020	34,453	$27.49
March 2020	8,592	$20.09

(1)On July 20, 2012, our Board of Directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. In July 2016, Westwood's Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program, and in February 2020 an additional $10.0 million. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors.

(2)On April 18, 2013, our stockholders approved the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”), which contemplates a trustee purchasing up to $10.0 million CDN of our outstanding common stock on the open market for the purpose of making share awards to our Canadian employees. The Canadian Plan has no expiration date and may be discontinued at any time by the Board of Directors.
(3)Consists of shares of common stock tendered by an employee at the market close price on the date of vesting in order to satisfy the employee’s minimum tax withholding obligations from vested restricted shares. We anticipate having additional shares tendered in subsequent periods for the same purpose.

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 29, 2020	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer