Form 10-Q
period 2020-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2020-07-29
CIK 1165002

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
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 22, 2020: 8,445,149.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$43,926	$49,766
Accounts receivable	10,751	13,177
Investments, at fair value	30,228	50,324
Prepaid income taxes	709	1,150
Other current assets	1,764	2,544
Total current assets	87,378	116,961
Investments	8,154	8,154
Noncurrent investments at fair value	3,401	4,238
Goodwill	19,804	19,804
Deferred income taxes	3,139	2,216
Operating lease right-of-use assets	6,981	7,562
Intangible assets, net	14,398	15,256
Property and equipment, net of accumulated depreciation of $7,827 and $7,395	3,741	4,152
Other long-term assets	425	364
Total assets	$147,421	$178,707
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,781	$2,145
Dividends payable	1,127	7,362
Compensation and benefits payable	3,912	9,975
Operating lease liabilities	1,666	1,584
Income taxes payable	192	289
Total current liabilities	8,678	21,355
Accrued dividends	371	1,303
Noncurrent operating lease liabilities	6,943	7,762
Total liabilities	15,992	30,420
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,558,111 and outstanding 8,382,342 shares at June 30, 2020; issued 10,306,570 and outstanding 8,881,086 shares at December 31, 2019	106	103
Additional paid-in capital	208,572	203,441
Treasury stock, at cost - 2,175,758 shares at June 30, 2020; 1,425,483 shares at December 31, 2019	(78,050)	(63,281)
Accumulated other comprehensive loss	(4,814)	(2,943)
Retained earnings	5,615	10,967
Total stockholders' equity	131,429	148,287
Total liabilities and stockholders' equity	$147,421	$178,707

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Advisory fees:
Asset-based	$9,328	$14,695	$20,430	$31,101
Performance-based	695	120	695	300
Trust fees	5,657	6,444	11,608	12,983
Trust performance-based fees	40	—	40	—
Other, net	155	450	(229)	1,187
Total revenues	15,875	21,709	32,544	45,571
EXPENSES:
Employee compensation and benefits	10,787	11,378	23,455	25,988
Sales and marketing	253	514	731	1,044
Westwood mutual funds	434	661	949	1,507
Information technology	2,030	2,282	4,061	4,259
Professional services	991	1,169	2,184	2,318
General and administrative	2,191	2,402	4,497	4,836
(Gain) loss on foreign currency transactions	1,323	724	(1,615)	1,544
Total expenses	18,009	19,130	34,262	41,496
Net operating income (loss)	(2,134)	2,579	(1,718)	4,075
Unrealized gains (losses) on private investments	159	—	(836)	—
Investment income	124	—	668	—
Other income	34	77	68	77
Income (loss) before income taxes	(1,817)	2,656	(1,818)	4,152
Income tax expense (benefit)	758	795	(345)	1,899
Net income (loss)	$(2,575)	$1,861	$(1,473)	$2,253
Other comprehensive income (loss):
Foreign currency translation adjustments	1,371	735	(1,871)	1,566
Total comprehensive income (loss)	$(1,204)	$2,596	$(3,344)	$3,819

Earnings (loss) per share:
Basic	$(0.33)	$0.22	$(0.18)	$0.27
Diluted	$(0.33)	$0.22	$(0.18)	$0.27
Weighted average shares outstanding:
Basic	7,879,698	8,446,610	8,147,045	8,406,367
Diluted	7,879,698	8,476,777	8,147,045	8,467,589

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2020 and 2019
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, March 31, 2020	8,780,041	$106	$206,267	$(69,965)	$(6,185)	$8,166	$138,389
Net loss	—	—	—	—	—	(2,575)	(2,575)
Other comprehensive income	—	—	—	—	1,371	—	1,371
Issuance of restricted stock, net of forfeitures	9,998	—	—	—	—	—	—
Dividend reversal for forfeited restricted stock	—	—	—	—	—	24	24
Stock-based compensation expense	—	—	2,305	—	—	—	2,305
Purchases of treasury stock	(407,697)	—	—	(8,085)	—	—	(8,085)
Balance, June 30, 2020	8,382,342	$106	$208,572	$(78,050)	$(4,814)	$5,615	$131,429

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, March 31, 2019	8,975,865	$104	$197,598	$(62,077)	$(4,052)	$24,537	$156,110
Net income	—	—	—	—	—	1,861	1,861
Other comprehensive income	—	—	—	—	735	—	735
Issuance of restricted stock, net of forfeitures	(4,266)	—	—	—	—	—	—
Dividends declared ($0.72 per share)	—	—	—	—	—	(6,344)	(6,344)
Stock-based compensation expense	—	—	2,430	—	—	—	2,430
Purchases of treasury stock	(26,866)	—	—	(806)	—	—	(806)
Balance, June 30, 2019	8,944,733	$104	$200,028	$(62,883)	$(3,317)	$20,054	$153,986

See Notes to Condensed Consolidated Financial Statements.

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2019	8,881,086	$103	$203,441	$(63,281)	$(2,943)	$10,967	$148,287
Net loss	—	—	—	—	—	(1,473)	(1,473)
Other comprehensive loss	—	—	—	—	(1,871)	—	(1,871)
Issuance of restricted stock, net of forfeitures	251,531	3	(3)	—	—	—	—
Dividends declared ($0.43 per share), net of forfeitures	—	—	—	—	—	(3,879)	(3,879)
Stock-based compensation expense	—	—	4,921	—	—	—	4,921
Reclassification of compensation liability to be paid in shares	—	—	213	—	—	—	213
Purchases of treasury stock	(679,756)	—	—	(12,952)	—	—	(12,952)
Purchase of treasury stock under employee stock plans	(27,474)	—	—	(697)	—	—	(697)
Restricted stock returned for payment of taxes	(43,045)	—	—	(1,120)	—	—	(1,120)
Balance, June 30, 2020	8,382,342	$106	$208,572	$(78,050)	$(4,814)	$5,615	$131,429

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2018	8,904,902	$102	$194,116	$(58,711)	$(4,883)	$30,525	$161,149
Net income	—	—	—	—	—	2,253	2,253
Other comprehensive income	—	—	—	—	1,566	—	1,566
Issuance of restricted stock, net of forfeitures	153,780	2	(2)	—	—	—	—
Dividends declared ($1.44 per share)	—	—	—	—	—	(12,724)	(12,724)
Stock-based compensation expense	—	—	5,683	—	—	—	5,683
Reclassification of compensation liability to be paid in shares	—	—	231		—	—	231
Purchases of treasury stock	(51,913)	—	—	(1,787)	—	—	(1,787)
Restricted stock returned for payment of taxes	(62,036)	—	—	(2,385)	—	—	(2,385)
Balance, June 30, 2019	8,944,733	$104	$200,028	$(62,883)	$(3,317)	$20,054	$153,986

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,473)	$2,253
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	465	425
Amortization of intangible assets	858	836
Unrealized (gains) losses on investments	904	(600)
Stock based compensation expense	4,921	5,683
Deferred income taxes	(939)	763
Non-cash lease expense	615	561
Change in operating assets and liabilities:
Net sales of investments - trading securities	20,029	18,779
Accounts receivable	2,350	4,891
Other current assets	709	(589)
Accounts payable and accrued liabilities	(361)	(604)
Compensation and benefits payable	(5,790)	(10,357)
Income taxes payable	307	(288)
Other liabilities	(771)	(692)
Net cash provided by operating activities	21,824	21,061
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56)	(402)
Purchase of investments	—	(250)
Net cash used in investing activities	(56)	(652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(12,952)	(806)
Purchase of treasury stock under employee stock plans	(697)	(981)
Restricted stock returned for payment of taxes	(1,120)	(2,385)
Cash dividends paid	(11,043)	(13,860)
Net cash used in financing activities	(25,812)	(18,032)
Effect of currency rate changes on cash	(1,796)	1,484
Net Change in Cash and Cash Equivalents	(5,840)	3,861
Cash and cash equivalents, beginning of period	49,766	52,449
Cash and cash equivalents, end of period	$43,926	$56,310

Supplemental cash flow information:
Cash paid during the period for income taxes	$288	$1,417
Accrued dividends	$1,498	$8,150
Accrued purchase of property and equipment	$—	$203

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (referred to hereinafter together as “Westwood Management”), Westwood Trust and Westwood International Advisors Inc. (“Westwood International Advisors”). Westwood Management provides investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood International Advisors provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund (which was liquidated in June 2020), individual investors and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds (“CTFs”) to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management ("AUM"). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
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
Recent Accounting Pronouncements
Recently Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this amendment is to modify, remove and add certain disclosure requirements for fair value measurements. Under ASU 2018-13, entities are required to disclose the amount of total gains or losses recognized in other comprehensive income attributable to assets and liabilities categorized within Level 3 of the fair value hierarchy. The ASU includes an incremental requirement about significant unobservable inputs for Level 3 fair value measurements. The requirement to disclose reasons for transfers between Level 1 and Level 2 was removed. Various requirements for Level 3 disclosure were also modified. The amendments in this ASU are effective for all entities for fiscal years and interim periods beginning after December 15, 2019. We adopted this ASU as of January 1, 2020, and further information is included in Note 6 "Fair Value." There was no significant impact on our Condensed Consolidated Financial Statements.
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
Institutional investors include separate accounts of (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; (ii) subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including the UCITS Fund and collective investment trusts; and (iv) managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers. The UCITS Fund was liquidated in June 2020.
Mutual funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional investors and wealth management accounts.
Arrangements with Performance-Based Obligations
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
Revenue Disaggregated
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Advisory Fees:
Institutional	$6,857	$9,372	$14,757	$19,811
Mutual Funds	2,393	5,212	5,464	11,077
Wealth Management	78	111	209	213
Performance-based	695	120	695	300
Trust Fees	5,657	6,444	11,608	12,983
Trust performance-based Fees	40	—	40	—
Other, net	155	450	(229)	1,187
Total revenues	$15,875	$21,709	$32,544	$45,571

We serve clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended June 30, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$312	$—	$—	$—	$312
Canada	407	—	—	—	407
Europe	814	—	94	—	908
United States	7,795	5,657	641	155	14,248
Total	$9,328	$5,657	$735	$155	$15,875

Three Months Ended June 30, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$407	$—	$—	$—	$407
Canada	702	—	—	44	746
Europe	872	—	120	—	992
United States	12,714	6,444	—	406	19,564
Total	$14,695	$6,444	$120	$450	$21,709

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$729	$—	$—	$—	$729
Canada	897	—	—	—	897
Europe	1,824	—	94	—	1,918
United States	16,980	11,608	641	(229)	29,000
Total	$20,430	$11,608	$735	$(229)	$32,544

Six Months Ended June 30, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$813	$—	$—	$—	$813
Australia	591	—	—	—	591
Canada	1,526	—	—	84	1,610
Europe	1,849	—	300	—	2,149
United States	26,322	12,983	—	1,103	40,408
Total	$31,101	$12,983	$300	$1,187	$45,571

4. SEGMENT REPORTING
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
Advisory
Our Advisory segment provides investment advisory services to (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals, (ii) subadvisory relationships where Westwood provides investment management services to the Westwood Funds®, funds offered by other financial institutions and funds offered by our Trust segment and (iii) pooled investment vehicles, including the UCITS Fund (which was liquidated in June 2020) and collective investment trusts. Westwood Management and Westwood International Advisors, which provide investment advisory services to similar clients, are included in our Advisory segment.
Trust
Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended June 30, 2020
Net fee revenues from external sources	$10,023	$5,697	$—	$—	$15,720
Net intersegment revenues	595	68	—	(663)	—
Net interest and dividend revenue	10	—	—	—	10
Other, net	145	—	—	—	145
Total revenues	$10,773	$5,765	$—	$(663)	$15,875

Segment assets	$239,726	$50,955	$17,534	$(160,794)	$147,421
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

Three Months Ended June 30, 2019
Net fee revenues from external sources	$14,815	$6,444	$—	$—	$21,259
Net intersegment revenues	866	71	—	(937)	—
Net interest and dividend revenue	192	91	—	—	283
Other, net	174	(7)	—	—	167
Total revenues	$16,047	$6,599	$—	$(937)	$21,709

Segment assets	$232,380	$64,771	$19,338	$(137,003)	$179,486
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Six Months Ended June 30, 2020
Net fee revenues from external sources	$21,125	$11,648	$—	$—	$32,773
Net intersegment revenues	1,218	118	—	(1,336)	—
Net interest and dividend revenue	31	—	—	—	31
Other, net	(260)	—	—	—	(260)
Total revenues	$22,114	$11,766	$—	$(1,336)	$32,544

Six Months Ended June 30, 2019
Net fee revenues from external sources	$31,401	$12,983	$—	$—	$44,384
Net intersegment revenues	1,883	142	—	(2,025)	—
Net interest and dividend revenue	417	178	—	—	595
Other, net	606	(14)	—	—	592
Total revenues	$34,307	$13,289	$—	$(2,025)	$45,571

5. INVESTMENTS
During 2018, we made a $5.4 million strategic investment in InvestCloud, which is included in “Investments” on our Condensed Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. Following observable price changes for this investment in 2019, we recorded a gain of $2.8 million. As of June 30, 2020, there were no additional observable price changes or indicators of impairment for this investment.
Our investment in Charis, a private bank, is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis. In the three months ended June 30, 2020, we recorded an unrealized gain of $0.3 million, primarily as a result of the banking industry recovery following the previous

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
downturn due to global macroeconomic effects of the Coronavirus Disease 2019 ("COVID-19") pandemic. In the six months ended June 30, 2020, we recorded an unrealized loss of $0.7 million, primarily as a result of the global macroeconomic effects of COVID-19.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020:
U.S. Government and Government agency obligations	$16,234	$165	$—	$16,399
Money market funds	9,150	—	—	9,150
Equity funds	4,254	40	(9)	4,285
Equities	261	—	(4)	257
Exchange-traded bond funds	137	—	—	137
Total trading securities	30,036	205	(13)	30,228
Private investment fund	250	—	(163)	87
Private equity	3,420	—	(106)	3,314
Total investments carried at fair value	$33,706	$205	$(282)	$33,629

December 31, 2019:
U.S. Government and Government agency obligations	$39,074	$174	$—	$39,248
Money market funds	4,592	—	—	4,592
Equity funds	6,399	85	—	6,484
Total trading securities	$50,065	$259	$—	$50,324
Private investment fund	250	13	—	263
Private equity	3,420	555	—	3,975
Total investments carried at fair value	$53,735	$827	$—	$54,562

As of June 30, 2020 and December 31, 2019, approximately $4.2 million and $6.4 million, respectively, in corporate funds were invested in Westwood Funds®. See Note 13 “Variable Interest Entities.”
6. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – significant unobservable inputs where there is little or no market activity
Our strategic investment in InvestCloud, discussed in Note 5 “Investments,” is excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for this investment.
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of June 30, 2020:
Investments in trading securities	$30,228	$—	$—	$—	$30,228
Private investment fund	—	—	—	87	87
Private equity	—	—	3,314	—	3,314
Total assets measured at fair value	$30,228	$—	$3,314	$87	$33,629

As of December 31, 2019:
Investments in trading securities	$50,324	$—	$—	$—	$50,324
Private investment fund	—	—	—	263	263
Private equity	—	—	3,975	—	3,975
Total assets measured at fair value	$50,324	$—	$3,975	$263	$54,562

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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$2,980	$—	$3,975	$—
Unrealized gains (losses) on private investments	334	—	(661)	—
Ending balance	$3,314	$—	$3,314	$—

The June 30, 2020 private investment fair value of $3.3 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $1.06 to $1.31 per share, with a weighted average of $1.20 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.
7. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards
We have issued restricted shares to our employees and non-employee directors. The Seventh Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In April 2020, stockholders approved an additional 350,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 5,398,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At June 30, 2020, approximately 626,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service condition stock-based compensation expense	$1,765	$1,760	$3,832	$3,948
Performance condition stock-based compensation expense	287	490	706	1,418
Stock-based compensation expense under the Plan	2,052	2,250	4,538	5,366
Canadian Plan stock-based compensation expense	253	180	383	317
Total stock-based compensation expense	$2,305	$2,430	$4,921	$5,683

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions.
As of June 30, 2020, there was approximately $15.6 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.8 years. Our two types of restricted stock grants under the Plan are discussed below.
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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the six months ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	396,598	$48.31
Granted	262,373	$27.39
Vested	(140,974)	$53.06
Forfeited	(10,832)	$42.72
Non-vested, June 30, 2020	507,165	$36.29

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
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the six months ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	80,975	$49.73
Vested	(35,275)	$55.11
Non-vested, June 30, 2020	45,700	$45.58

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provides compensation in the form of common stock for services performed by employees of Westwood International Advisors. Under the Canadian Plan, no more than $10 million CDN ($7.4 million in U.S. Dollars using the exchange rate on June 30, 2020) may be funded to the plan trustee for purchases of common stock with respect to awards granted under the Canadian Plan. At June 30, 2020, approximately $1.4 million CDN ($1.0 million in U.S. Dollars using the exchange rate on June 30, 2020) remains available for issuance under the Canadian Plan, or approximately 63,000 shares based on the closing share price of our stock of $15.75 as of June 30, 2020. During the first six months of 2020, the trust formed pursuant to the Canadian Plan purchased 27,474 Westwood common shares in the open market for approximately $0.7 million. As of June 30, 2020, the trust holds 63,712 shares of Westwood common stock. As of June 30, 2020, unrecognized compensation cost related to restricted stock grants under the Canadian Plan totaled $0.8 million, which we expect to recognize over a weighted-average period of 1.8 years.
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
Awards vest over approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended June 30, 2020 and 2019, we recorded expense of approximately $9,000 and $14,000, respectively, related to mutual fund share incentive awards. For the six months ended June 30, 2020 we recorded expense of $17,000, and for the six months ended June 30, 2019, a net $112,000 credit to mutual fund expense, primarily related to the forfeiture of a mutual fund award during the first quarter of 2019. As of June 30, 2020 and December 31, 2019, we had an accrued liability of approximately $37,000 and $79,000, respectively, related to mutual fund share incentive awards.
8. INCOME TAXES
Our income tax rate differed from the 21% statutory rate for the second quarter of 2020 primarily due to the impact of certain deferred tax assets that offset the discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") recorded in the first quarter of 2020. Our effective income tax rate was 19.0% for the first six months of 2020, compared with 45.7% for the first six months of 2019. The 2019 year-to-date rate was negatively impacted by a $0.6 million discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates.
Tax Audit
Westwood Holdings Group has a Texas margin tax audit underway in reaction to a refund claim submitted to the state of Texas for the reporting years 2014 to 2019. We do not expect the results of the audit to have a material impact on our Condensed Consolidated Financial Statements.
9. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 326,000 and 131,000 anti-dilutive restricted shares outstanding for the three months ended June 30, 2020 and June 30, 2019, respectively. There were

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
approximately 229,000 and 91,000 anti-dilutive restricted shares outstanding for the six months ended June 30, 2020 and June 30, 2019, respectively.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(2,575)	$1,861	$(1,473)	$2,253

Weighted average shares outstanding - basic	7,879,698	8,446,610	8,147,045	8,406,367
Dilutive potential shares from unvested restricted shares	—	30,167	—	61,222
Weighted average shares outstanding - diluted	7,879,698	8,476,777	8,147,045	8,467,589

Earnings (loss) per share:
Basic	$(0.33)	$0.22	$(0.18)	$0.27
Diluted	$(0.33)	$0.22	$(0.18)	$0.27

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our most recent annual goodwill impairment assessment during the third quarter of 2019 and determined that no impairment loss was required. No impairments on goodwill were recorded during the six months ended June 30, 2020 or 2019.
A continued trend of weaker than anticipated Company financial performance, significant net outflows of AUM, a decline in the Company’s share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, any of which could be caused or exacerbated in the future by the effects of COVID-19, among other factors, could significantly impact our annual impairment analysis and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company’s financial condition and results of operations.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and six months ended June 30, 2020 or 2019.
11. LEASES
As of June 30, 2020, there have been no material changes outside the ordinary course of business to our leases since December 31, 2019. For information regarding our leases, refer to Note 15 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

12. STOCKHOLDERS' EQUITY
Share Repurchase Program
In February 2020, our Board of Directors authorized management to repurchase up to an additional $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. In April 2020, our Board of Directors authorized management to repurchase up to an additional $10.0 million of share repurchases under our share repurchase program, which is outstanding as of June 30, 2020.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
During the three months ended June 30, 2020, the Company repurchased 407,697 shares of our common stock at an average price of $19.83 per share, including commissions, for an aggregate purchase price of $8.1 million under our share repurchase plan. During the six months ended June 30, 2020, the Company repurchased 679,756 shares of our common stock at an average price of $19.05 per share, including commissions, for an aggregate purchase price of $13.0 million.

13. VARIABLE INTEREST ENTITIES
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality Fund I, LLC and Westwood Technology Opportunities Fund I, LP (collectively, the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud and Charis discussed in Note 5 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
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
Based on our analyses, we determined the Westwood Funds®, and Private Equity (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights.
Based on our analyses of our investments in these entities for the periods ending June 30, 2020 and December 31, 2019, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method.
As of June 30, 2020 and December 31, 2019, our seed investments in the Westwood Funds aggregated approximately $4.2 million and $6.4 million, respectively. The seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds and are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheets.
We have not otherwise provided any financial support not previously contractually obligated to provide, and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds® are accounted for as investments consistent with our other investments described in Note 5 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Fee Revenues	$4.5	$8.4	$10.2	$17.1

The following table displays the AUM, the amounts of our seed investments included in “Investments” on our consolidated balance sheets, and the risk of loss in each vehicle (in millions):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	As of June 30, 2020
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$1,740	$4.2	$4.2
Common Trust Funds	1,118	—	—
Private Funds	9	0.1	0.1
Private Equity	—	11.5	11.5
All other assets:
Wealth Management	2,858
Institutional	6,183
Total Assets Under Management	$11,908

14. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. For both the three months ended June 30, 2020 and 2019, we recorded trust fees from these accounts of $0.1 million. For both the six months ended June 30, 2020 and 2019, we recorded trust fees from these accounts of $0.2 million. There was approximately $0.1 million due from these accounts as of both June 30, 2020 and December 31, 2019.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International Advisors and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management serve on the board of directors of the UCITS Fund (the fund has been liquidated as of June 2020), and we have capital invested in three of the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three months ended June 30, 2020 and 2019, the Company earned approximately $0.2 million and $0.8 million, respectively, in fees from the affiliated funds. As of June 30, 2020, all of these fees had been collected. As of December 31, 2019, $0.2 million, of these fees were outstanding and included in “Accounts receivable” on our Condensed Consolidated Balance Sheets.
15. SUBSEQUENT EVENTS
Westwood International Advisors
On July 27, 2020, our Board of Directors approved the closure of Westwood International Advisors and our Toronto office. As a result of those closures, we currently expect to incur net expenses of approximately $0.4 million in the second half of 2020.

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
Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is an SEC-registered investment advisor and referred to hereinafter together as “Westwood Management”), Westwood International Advisors Inc. (“Westwood International Advisors”) and Westwood Trust. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individuals and clients of Westwood Trust. Westwood International Advisors provides investment advisory services to institutional clients, the Westwood Funds®, other mutual funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of AUM. Westwood Management provided investment advisory services to an Irish investment company authorized pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulation 2011 (as amended) (the “UCITS Fund”), but the UCITS Fund was liquidated in June 2020.
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, particularly the impact on global stock markets. In 2020 we have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including suspending all non-essential travel for our employees and encouraging our employees to work remotely. The investments we have made in technology over the past several years, particularly our significant investments in cloud-based systems and business continuity planning, have allowed our entire team to serve our clients seamlessly from their homes.
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
Assets Under Management
AUM decreased $3.5 billion to $11.9 billion at June 30, 2020 compared with $15.4 billion at June 30, 2019. The average of beginning and ending AUM for the second quarter of 2020 was $11.8 billion compared to $16.1 billion for the second quarter of 2019. These decreases are due to net outflows primarily in our Income Opportunity, Emerging Markets, and LargeCap Value strategies and market depreciation in the first quarter of 2020, partially offset by net inflows to our SmallCap Value strategies.
The following table displays AUM as of June 30, 2020 and 2019 (in millions):

	As of June 30,
	2020	2019	Change
Institutional(1)	$6,183	$8,377	(26)%
Wealth Management(2)	3,985	4,399	(9)
Mutual Funds(3)	1,740	2,612	(33)
Total AUM(4)	$11,908	$15,388	(23)%

(1)Institutional includes (i) separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; (ii) subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including the UCITS Fund and collective investment trusts; and (iv) managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers. The UCITS Fund was liquidated in June 2020.
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
(4)AUM excludes $222 million and $261 million of assets under advisement (“AUA”) as of June 30, 2020 and 2019, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

Roll-Forward of Assets Under Management

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Institutional
Beginning of period assets	$6,335	$9,235	$8,739	$9,327
Inflows	161	123	474	377
Outflows	(1,168)	(1,302)	(1,899)	(2,504)
Net client flows	(1,007)	(1,179)	(1,425)	(2,127)
Market appreciation (depreciation)	855	321	(1,131)	1,177
Net change	(152)	(858)	(2,556)	(950)
End of period assets	$6,183	$8,377	$6,183	$8,377

Wealth Management
Beginning of period assets	$3,765	$4,368	$4,438	$4,043
Inflows	56	138	129	239
Outflows	(221)	(222)	(348)	(339)
Net client flows	(165)	(84)	(219)	(100)
Market appreciation (depreciation)	385	115	(234)	456
Net change	220	31	(453)	356
End of period assets	$3,985	$4,399	$3,985	$4,399

Mutual Funds
Beginning of period assets	$1,500	$3,168	$2,058	$3,236
Inflows	268	88	442	253
Outflows	(252)	(750)	(562)	(1,276)
Net client flows	16	(662)	(120)	(1,023)
Market appreciation (depreciation)	224	106	(198)	399
Net change	240	(556)	(318)	(624)
End of period assets	$1,740	$2,612	$1,740	$2,612

Total AUM
Beginning of period assets	$11,600	$16,771	$15,235	$16,606
Inflows	485	349	1,045	869
Outflows	(1,641)	(2,274)	(2,809)	(4,119)
Net client flows	(1,156)	(1,925)	(1,764)	(3,250)
Market appreciation (depreciation)	1,464	542	(1,563)	2,032
Net change	308	(1,383)	(3,327)	(1,218)
End of period assets	$11,908	$15,388	$11,908	$15,388

Three months ended June 30, 2020 and 2019
The $0.3 billion increase in AUM for the three months ended June 30, 2020 was due to market appreciation of $1.5 billion offset by net outflows of $1.2 billion. Net outflows were primarily related to our Emerging Markets strategy.

The $1.4 billion decrease in AUM for the three months ended June 30, 2019 was due to net outflows of $1.9 billion partially offset by market appreciation of $0.5 billion. Net outflows were primarily related to our Income Opportunity, LargeCap Value and SMidCap strategies.
Six months ended June 30, 2020 and 2019
The $3.3 billion decrease in AUM for the six months ended June 30, 2020 was due to market depreciation of $1.6 billion and net outflows of $1.8 billion. Market depreciation was primarily related to our LargeCap Value and SmallCap Value strategies. Net outflows were primarily related to our LargeCap Value, Income Opportunity, and Emerging Markets Strategies, partially offset by net inflows to our SmallCap Value strategies.
The $1.2 billion decrease in AUM for the six months ended June 30, 2019 was due to net outflows of $3.3 billion partially offset by market appreciation of $2.0 billion. Net outflows were primarily related to our Income Opportunity, Emerging Markets, LargeCap Value and SMidCap strategies, partially offset by net inflows to our SmallCap Value strategy.
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income (Loss) contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Revenues:
Advisory fees: asset-based	$9,328	$14,695	(37)%	$20,430	$31,101	(34)%
Advisory fees: performance-based	695	120	479	695	300	132
Trust fees: asset-based	5,657	6,444	(12)	11,608	12,983	(11)
Trust fees: performance-based	40	—	NM	40	—	NM
Other, net	155	450	(66)	(229)	1,187	(119)
Total revenues	15,875	21,709	(27)	32,544	45,571	(29)
Expenses:
Employee compensation and benefits	10,787	11,378	(5)	23,455	25,988	(10)
Sales and marketing	253	514	(51)	731	1,044	(30)
Westwood mutual funds	434	661	(34)	949	1,507	(37)
Information technology	2,030	2,282	(11)	4,061	4,259	(5)
Professional services	991	1,169	(15)	2,184	2,318	(6)
General and administrative	2,191	2,402	(9)	4,497	4,836	(7)
(Gain) loss on foreign currency transactions	1,323	724	83%	(1,615)	1,544	(205)
Total expenses	18,009	19,130	(6)	34,262	41,496	(17)
Net operating income (loss)	(2,134)	2,579		(1,718)	4,075
Unrealized gains (losses) on private investments	159	—	NM	(836)	—	NM
Investment income	124	—	NM	668	—	NM
Other income	34	77	(56)%	68	77	(12)
Income (loss) before income taxes	(1,817)	2,656		(1,818)	4,152
Income tax expense (benefit)	758	795	(5)%	(345)	1,899	(118)
Net income (loss)	$(2,575)	$1,861	(238)%	$(1,473)	$2,253	(165)%
_________________________
NM Not meaningful
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Total Revenues. Total revenues decreased $5.8 million, or 27%, to $15.9 million for the three months ended June 30, 2020 compared with $21.7 million for the three months ended June 30, 2019. Asset-based advisory fees decreased $5.4 million, or 37%, and Trust fees decreased $0.7 million, or 12%, both primarily due to lower average AUM.

Employee Compensation and Benefits. Employee compensation and benefits decreased $0.6 million, or 5%, to $10.8 million for the three months ended June 30, 2020 compared with $11.4 million for the three months ended June 30, 2019. The decrease was primarily due to reductions in compensation relating to short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year and lower headcount.
Sales and marketing. Sales and marketing expenses decreased $0.2 million, or 51%, to $0.3 for the three months ended June 30, 2020 compared with $0.5 million for the three months ended June 30, 2019. The decrease was primarily due to lower travel costs as a result of COVID-19.
Westwood Mutual Funds. Westwood mutual funds expenses decreased $0.3 million, or 34%, to $0.4 million for the three months ended June 30, 2020 compared with $0.7 million for the three months ended June 30, 2019. The decrease was primarily due to lower service fees following declines in market values for the Westwood funds.
General and Administrative. General and administrative expense decreased $0.2 million, or 9%, to $2.2 million for the three months ended June 30, 2020 compared with $2.4 million for the three months ended June 30, 2019. The decrease was primarily due to lower employee-related travel expenses as a result of COVID-19.
(Gain) loss on foreign currency transactions. We recorded $1.3 million in foreign currency losses in the current quarter as a result of fluctuations in the Canadian dollar exchange rate.
Income Tax Expense (Benefit). Our income tax rate differed from the 21% statutory rate for the second quarter of 2020 primarily due to the impact of certain deferred tax assets that offset the discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") recorded in the first quarter of 2020. The effective tax rate was 29.9% for the three months ended June 30, 2019. The 2019 quarterly tax rate was negatively impacted by increased permanent differences between book and tax compensation expense as a result of additional compensation limitations under the Tax Cuts and Jobs Act.
Six months ended June 30, 2020 compared to six months ended June 30, 2019
Total Revenues. Total revenues decreased $13.1 million, or 29%, to $32.5 million for the six months ended June 30, 2020 compared with $45.6 million for the six months ended June 30, 2019. Asset-based advisory fees decreased $10.7 million, or 34%, and Trust fees decreased $1.4 million, or 11%, both primarily due to lower average AUM.
Employee Compensation and Benefits. Employee compensation and benefits costs decreased $2.5 million, or 10%, to $23.5 million for the six months ended June 30, 2020 compared with $26.0 million for the six months ended June 30, 2019. The decrease was primarily due to reductions in compensation relating to short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year and lower headcount.
Sales and marketing. Sales and marketing expenses decreased $0.3 million, or 30.0%, to $0.7 million for the six months ended June 30, 2020 compared with $1.0 million for the six months ended June 30, 2019. The decrease was primarily due to lower travel costs as a result of COVID-19.
Westwood Mutual Funds. Westwood mutual funds expenses decreased $0.6 million or 37% to $0.9 million for the six months ended June 30, 2020 compared to $1.5 million for the six months ended June 30, 2019. The decrease was primarily due to lower service fees following declines in market values for the Westwood funds.
General and Administrative. General and administrative expense decreased $0.3 million, or 7.0%, to $4.5 million for the six months ended June 30, 2020 compared with $4.8 million for the six months ended June 30, 2019. The decrease was primarily due to lower employee-related travel expenses as a result of COVID-19.
(Gain) loss on foreign currency transactions. We recorded $1.6 million in foreign currency gains for the six months ended June 30, 2020 as a result of fluctuations in the Canadian dollar exchange rate.
Unrealized gains (losses) on private investments. We recorded a net unrealized loss of $0.8 million, primarily related to our investment in Charis, a private bank, as a result of the global macroeconomic effects of COVID-19.
Provision for Income Taxes. The effective tax rate decreased to 19.0% for the six months ended June 30, 2020 from 45.7% for the six months ended June 30, 2019. The current year rate is primarily due to a discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the CARES Act recorded in the first quarter, offset by the remeasurement of current deferred taxes on a nondiscrete basis. The 2019 rate was negatively impacted by a $0.6 million discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between grant and vesting dates, as well as limitations on the ability to deduct additional compensation under the Tax Cuts and Jobs Act.
Supplemental Financial Information
As supplemental information, we are providing non-GAAP performance measures that we refer to as Economic Earnings and Economic EPS. We provide these measures in addition to, not as a substitute for, net income (loss) and earnings (loss) per share, which are reported on a GAAP basis. Our management and Board of Directors review Economic Earnings and Economic EPS to evaluate our ongoing performance, allocate resources, and review our dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income (loss) or earnings (loss) per share, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without also considering financial information prepared in accordance with GAAP.
We define Economic Earnings as net income (loss) plus non-cash equity-based compensation expense, amortization of intangible assets, and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
The following tables provide a reconciliation of Net income (loss) to Economic Earnings and Economic Earnings by segment (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Change	Six Months Ended June 30, 2020
	2020	2019		2020	2019	Change
Net income (loss)	$(2,575)	$1,861	(238)%	$(1,473)	$2,253	(165)%
Add: Stock-based compensation expense	2,305	2,430	(5)	4,921	5,682	(13)
Add: Intangible amortization	435	423	3	858	836	3
Add: Tax benefit from goodwill amortization	59	59	—	118	118	—
Economic Earnings	$224	$4,773	(95)%	$4,424	$8,889	(50)%

Diluted weighted average shares outstanding	7,879,698	8,476,777		8,147,045	8,467,589
Economic Earnings per share	$0.03	$0.56		$0.54	$1.05

Economic Earnings by Segment:
Advisory	$1,013	$5,211	(81)%	$5,306	$10,091	(47)%
Trust	1,333	1,564	(15)	2,325	2,817	(17)
Westwood Holdings	(2,122)	(2,002)	6	(3,207)	(4,019)	(20)
Consolidated	$224	$4,773	(95)%	$4,424	$8,889	(50)%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We suspended our second quarter 2020 dividend in order to preserve capital and provide additional financial flexibility amid the uncertainties created by COVID-19. As of June 30, 2020 and December 31, 2019, we had no debt. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

During the six months ended June 30, 2020, cash flow provided by operating activities was $21.8 million, which included liquidation of $20.0 million of current investments and accounts receivable collections of $2.4 million, partially offset by a $5.8 million reduction in compensation and benefits payable. During the six months ended June 30, 2019, cash flow provided by operating activities was $21.1 million, which included an $18.8 million liquidation of investments partially offset by a $10.4 million decrease in compensation and benefits payables.
Cash flow used in investing activities during the six months ended June 30, 2020 was related to purchases of property and equipment, while the prior year quarter was related to purchases of property and equipment and our investment in a private investment fund.
Cash flows used in financing activities of $25.8 million for the six months ended June 30, 2020 reflected treasury stock repurchases, the payment of dividends and restricted stock returned for the payment of taxes. Cash flow used in financing activities of $18.0 million for the six months ended June 30, 2019 reflected the payment of dividends, purchases of restricted stock returned for payment of taxes and purchases of treasury shares.
We had cash and short-term investments of $74.2 million as of June 30, 2020 and $100.1 million as of December 31, 2019. Cash and cash equivalents included approximately $31 million of undistributed income from Westwood International Advisors as of both June 30, 2020 and December 31, 2019, respectively. If these funds were needed for our U.S. operations, we would be required to accrue and subsequently pay a 5% incremental Canadian withholding tax to repatriate all or a portion of these funds. Our current forecasts do not demonstrate a need to repatriate them to fund our U.S. operations. At June 30, 2020 and December 31, 2019, working capital aggregated $78.7 million and $95.6 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2020, Westwood Trust had approximately $9.0 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of June 30, 2020, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2019. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our workforce working remotely did not hinder the execution of our internal control processes and procedures.

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
We may face risks related to the outbreak of COVID-19, which has been declared a pandemic by the World Health Organization. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that governments, we or our clients may take in respect of this virus may result in a period of disruption, including with respect to our financial reporting capabilities and our operations generally, and could potentially impact our clients and third party vendors. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic could have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption.
The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain the virus or treat its impact, among others.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)			—	$10,000,000
April 2020	407,697	$19.83
Canadian Plan (2)			—	$994,530
Employee transactions (3)

(1)On July 20, 2012, our Board of Directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. Westwood's Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program in July 2016, an additional $10.0 million in February 2020, and an additional $10.0 million in April 2020. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors.
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

ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 29, 2020	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer