Form 10-Q
period 2020-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2020-10-28
CIK 1165002

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
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 22, 2020: 8,373,143.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$15,593	$49,766
Accounts receivable	9,492	13,177
Investments, at fair value	61,993	50,324
Prepaid income taxes	511	1,150
Other current assets	2,211	2,544
Total current assets	89,800	116,961
Investments	8,154	8,154
Noncurrent investments at fair value	3,328	4,238
Goodwill	16,401	19,804
Deferred income taxes	2,398	2,216
Operating lease right-of-use assets	6,364	7,562
Intangible assets, net	13,963	15,256
Property and equipment, net of accumulated depreciation of $8,056 and $7,395	3,532	4,152
Other long-term assets	444	364
Total assets	$144,384	$178,707
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,097	$2,145
Dividends payable	873	7,362
Compensation and benefits payable	5,938	9,975
Operating lease liabilities	1,695	1,584
Income taxes payable	195	289
Total current liabilities	10,798	21,355
Accrued dividends	575	1,303
Noncurrent operating lease liabilities	6,519	7,762
Total long-term liabilities	7,094	9,065
Total liabilities	17,892	30,420
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,542,571 and outstanding 8,366,811 shares at September 30, 2020; issued 10,306,570 and outstanding 8,881,086 shares at December 31, 2019	106	103
Additional paid-in capital	209,060	203,441
Treasury stock, at cost - 2,175,758 shares at September 30, 2020; 1,425,483 shares at December 31, 2019	(78,050)	(63,281)
Accumulated other comprehensive income (loss)	—	(2,943)
Retained earnings (accumulated deficit)	(4,624)	10,967
Total stockholders' equity	126,492	148,287
Total liabilities and stockholders' equity	$144,384	$178,707

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Advisory fees:
Asset-based	$8,847	$13,164	$29,277	$44,265
Performance-based	713	154	1,408	454
Trust fees	5,787	6,281	17,395	19,264
Trust performance-based fees	37	—	77	—
Other, net	70	293	(159)	1,480
Total revenues	15,454	19,892	47,998	65,463
EXPENSES:
Employee compensation and benefits	9,515	12,072	32,970	38,060
Sales and marketing	215	506	946	1,550
Westwood mutual funds	421	916	1,370	2,423
Information technology	2,158	2,017	6,219	6,276
Professional services	1,033	940	3,217	3,258
General and administrative	2,333	2,317	6,830	7,153
Impairment expense	3,403	—	3,403	—
(Gain) loss on foreign currency transactions	419	(402)	(1,196)	1,142
Total expenses	19,497	18,366	53,759	59,862
Net operating income (loss)	(4,043)	1,526	(5,761)	5,601
Unrealized losses on private investments	(73)	—	(909)	—
Investment income (expense)	(43)	—	625	—
Other income	34	33	102	110
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	(4,193)	—	(4,193)	—
Income (loss) before income taxes	(8,318)	1,559	(10,136)	5,711
Income tax expense	1,971	442	1,626	2,341
Net income (loss)	$(10,289)	$1,117	$(11,762)	$3,370
Other comprehensive income (loss):
Foreign currency translation adjustments	621	(482)	(1,250)	1,084
Reclassification of cumulative foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	4,193	—	4,193	—
Total comprehensive income (loss)	$(5,475)	$635	$(8,819)	$4,454

Earnings (loss) per share:
Basic	$(1.31)	$0.13	$(1.46)	$0.40
Diluted	$(1.31)	$0.13	$(1.46)	$0.40
Weighted average shares outstanding:
Basic	7,829,478	8,432,598	8,040,417	8,414,317
Diluted	7,829,478	8,470,673	8,040,417	8,467,823

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2020 and 2019
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, June 30, 2020	8,382,342	$106	$208,572	$(78,050)	$(4,814)	$5,615	$131,429
Net loss	—	—	—	—	—	(10,289)	(10,289)
Foreign currency translation adjustments	—	—	—	—	621	—	621
Foreign currency translation adjustments reclassification	—	—	—	—	4,193	—	4,193
Issuance of restricted stock, net of forfeitures	(15,531)	—	—	—	—	—	—
Dividend reversal for forfeited restricted stock	—	—	—	—	—	50	50
Stock-based compensation expense	—	—	488	—	—	—	488
Balance, September 30, 2020	8,366,811	$106	$209,060	$(78,050)	$—	$(4,624)	$126,492

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2019	8,944,733	$104	$200,028	$(62,883)	$(3,317)	$20,054	$153,986
Net income	—	—	—	—	—	1,117	1,117
Foreign currency translation adjustments	—	—	—	—	(482)	—	(482)
Issuance of restricted stock, net of forfeitures	(22,059)	(1)	1	—	—	—	—
Dividends declared ($0.72 per share)	—	—	—	—	—	(6,359)	(6,359)
Stock-based compensation expense	—	—	2,249	—	—	—	2,249
Purchases of treasury stock	(16,522)	—	—	(452)	—	—	(452)
Balance, September 30, 2019	8,906,152	$103	$202,278	$(63,335)	$(3,799)	$14,812	$150,059

See Notes to Condensed Consolidated Financial Statements.

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2019	8,881,086	$103	$203,441	$(63,281)	$(2,943)	$10,967	$148,287
Net loss	—	—	—	—	—	(11,762)	(11,762)
Foreign currency translation adjustments	—	—	—	—	(1,250)	—	(1,250)
Foreign currency translation adjustments reclassification	—	—	—	—	4,193	—	4,193
Issuance of restricted stock, net of forfeitures	236,000	3	(3)	—	—	—	—
Dividends declared ($0.43 per share), net of forfeitures	—	—	—	—	—	(3,829)	(3,829)
Stock-based compensation expense	—	—	5,409	—	—	—	5,409
Reclassification of compensation liability to be paid in shares	—	—	213	—	—	—	213
Purchases of treasury stock	(679,756)	—	—	(12,952)	—	—	(12,952)
Purchase of treasury stock under employee stock plans	(27,474)	—	—	(697)	—	—	(697)
Restricted stock returned for payment of taxes	(43,045)	—	—	(1,120)	—	—	(1,120)
Balance, September 30, 2020	8,366,811	$106	$209,060	$(78,050)	$—	$(4,624)	$126,492

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2018	8,904,902	$102	$194,116	$(58,711)	$(4,883)	$30,525	$161,149
Net income	—	—	—	—	—	3,370	3,370
Foreign currency translation adjustments	—	—	—	—	1,084	—	1,084
Issuance of restricted stock, net of forfeitures	131,721	1	(1)	—	—	—	—
Dividends declared ($2.16 per share)	—	—	—	—	—	(19,083)	(19,083)
Stock-based compensation expense	—	—	7,932	—	—	—	7,932
Reclassification of compensation liability to be paid in shares	—	—	231	—	—	—	231
Purchases of treasury stock	(68,435)	—	—	(2,239)	—	—	(2,239)
Restricted stock returned for payment of taxes	(62,036)	—	—	(2,385)	—	—	(2,385)
Balance, September 30, 2019	8,906,152	$103	$202,278	$(63,335)	$(3,799)	$14,812	$150,059

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,762)	$3,370
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	697	662
Amortization of intangible assets	1,293	1,281
Unrealized (gains) losses on investments	1,132	(501)
Stock based compensation expense	5,409	7,932
Deferred income taxes	(191)	1,572
Non-cash lease expense	1,253	852
Impairment of goodwill	3,403	—
Currency translation adjustment reclassification	4,193	—
Change in operating assets and liabilities:
Net (purchases) sales of investments - trading securities	(11,891)	23,438
Accounts receivable	3,634	5,673
Other current assets	246	(361)
Accounts payable and accrued liabilities	(47)	(482)
Compensation and benefits payable	(3,769)	(8,100)
Income taxes payable	492	(668)
Other liabilities	(1,174)	(1,057)
Net cash (used in) provided by operating activities	(7,082)	33,611
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(92)	(516)
Purchase of investments	—	(3,020)
Additions to internally developed software	—	(584)
Net cash used in investing activities	(92)	(4,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(12,952)	(1,258)
Purchase of treasury stock under employee stock plans	(697)	(981)
Restricted stock returned for payment of taxes	(1,120)	(2,385)
Cash dividends paid	(11,043)	(19,979)
Net cash used in financing activities	(25,812)	(24,603)
Effect of currency rate changes on cash	(1,187)	1,035
Net Change in Cash and Cash Equivalents	(34,173)	5,923
Cash and cash equivalents, beginning of period	49,766	52,449
Cash and cash equivalents, end of period	$15,593	$58,372

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,294	$1,431
Accrued dividends	$1,448	$8,390

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (referred to hereinafter together as “Westwood Management”), Westwood Trust and Westwood International Advisors Inc. (“Westwood International Advisors”). On July 27, 2020, Westwood’s Board of Directors approved the liquidation of Westwood International Advisors, which occurred effective September 30, 2020.
Westwood Management provides investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Prior to its liquidation, Westwood International Advisors provided investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund (which was liquidated in June 2020), individual investors and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds (“CTFs”) to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management ("AUM"). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
As a result of the substantially completed closures and liquidation of Westwood International Advisors and our Toronto office, in the three and nine months ended September 30, 2020 we recognized $0.5 million of severance expense, $0.3 million of lease impairment expense and $0.1 million of vendor contract related costs, offset by $1.3 million of restricted stock forfeitures. The severance expense and restricted stock forfeitures were recognized within "Employee compensation and benefits," the lease impairment expense was recognized in "General and administrative," and the vendor contract costs were recognized within "Information technology" on the Condensed Consolidated Statements of Comprehensive Income (Loss).
Additionally, we repatriated previously undistributed income to the United States from Canada and incurred $1.1 million of withholding taxes (net of U.S. federal tax deduction). The withholding taxes were recognized in "Income tax expense" on the Condensed Consolidated Statements of Comprehensive Income (Loss).
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
Recent Accounting Pronouncements
Recently Adopted

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The purpose of this amendment is to simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2019. We adopted this ASU as of January 1, 2020, and there was no significant impact on our Condensed Consolidated Financial Statements. Information regarding the impairment of goodwill related to our Advisory segment is included in Note 10 "Goodwill and Other Intangible Assets."
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this amendment is to modify, remove and add certain disclosure requirements for fair value measurements. Under ASU 2018-13, entities are required to disclose the amount of total gains or losses recognized in other comprehensive income attributable to assets and liabilities categorized within Level 3 of the fair value hierarchy. The ASU includes an incremental requirement about significant unobservable inputs for Level 3 fair value measurements. The requirement to disclose reasons for transfers between Level 1 and Level 2 was removed. Various requirements for Level 3 disclosure were also modified. The amendments in this ASU are effective for all entities for fiscal years and interim periods beginning after December 15, 2019. We adopted this ASU as of January 1, 2020, and further information is included in Note 6 "Fair Value Measurements." There was no significant impact on our Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The purpose of this amendment is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this ASU as of January 1, 2020 under the prospective transition method. Incremental costs related to hosting arrangements will be recorded on the Condensed Consolidated Balance Sheets in either other current or other long-term assets, instead of intangible assets, net. Related amortization will be recorded in information technology expense on the Condensed Consolidated Statements of Comprehensive Income (Loss). Amortization of previously capitalized costs was recorded in general and administrative expense.
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
Advisory Fee Revenues
Our advisory fees are generated by Westwood Management and Westwood International Advisors (prior to its closure, effective September 30, 2020), which manage client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of AUM and are paid in accordance with the terms of the

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues. Advisory clients typically consist of institutional and mutual fund accounts.
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
Revenue Disaggregated
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advisory Fees:
Institutional	$6,184	$8,664	$20,941	$28,475
Mutual Funds	2,541	4,375	8,005	15,452
Wealth Management	122	125	331	338
Performance-based	713	154	1,408	454
Trust Fees	5,787	6,281	17,395	19,264
Trust performance-based Fees	37	—	77	—
Other, net	70	293	(159)	1,480
Total revenues	$15,454	$19,892	$47,998	$65,463

We serve clients primarily in the United States, but also in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended September 30, 2020	Advisory	Trust	Performance-based	Other	Total
Canada	$337	$—	$—	$—	$337
Europe	475	—	708	—	1,183
United States	8,035	5,787	42	70	13,934
Total	$8,847	$5,787	$750	$70	$15,454

Three Months Ended September 30, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$410	$—	$—	$—	$410
Canada	608	—	—	44	652
Europe	836	—	154	—	990
United States	11,310	6,281	—	249	17,840
Total	$13,164	$6,281	$154	$293	$19,892

Nine Months Ended September 30, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$729	$—	$—	$—	$729
Canada	1,234	—	—	—	1,234
Europe	2,299	—	803	—	3,102
United States	25,015	17,395	682	(159)	42,933
Total	$29,277	$17,395	$1,485	$(159)	$47,998

Nine Months Ended September 30, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$1,223	$—	$—	$—	$1,223
Australia	591	—	—	—	591
Canada	2,134	—	—	128	2,262
Europe	2,685	—	454	—	3,139
United States	37,632	19,264	—	1,352	58,248
Total	$44,265	$19,264	$454	$1,480	$65,463

4. SEGMENT REPORTING
We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes. The Company’s chief operating decision maker, our Chief Executive Officer, evaluates the performance of our segments based primarily on fee revenues and Economic Earnings (Loss). Refer to the "Supplemental Financial Information" section in Item 2. "Management Discussion and Analysis of Financial Conditions and Results" for the Economic Earnings (Loss) calculation. Westwood Holdings Group, Inc., the parent company of Advisory and Trust, does not have revenues and is the entity in which we record typical holding company expenses including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs. All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.
Advisory
Our Advisory segment provides investment advisory services to (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals, (ii) subadvisory relationships

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
where Westwood provides investment management services to the Westwood Funds®, funds offered by other financial institutions and funds offered by our Trust segment and (iii) pooled investment vehicles, including the UCITS Fund (liquidated in June 2020) and collective investment trusts. Westwood Management and Westwood International Advisors (prior to its closure, effective September 30, 2020), which provide investment advisory services to similar clients, are included in our Advisory segment.
Trust
Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended September 30, 2020
Net fee revenues from external sources	$9,560	$5,824	$—	$—	$15,384
Net intersegment revenues	590	70	—	(660)	—
Other, net	70	—	—	—	70
Total revenues	$10,220	$5,894	$—	$(660)	$15,454

Segment assets	$201,307	$52,723	$16,892	$(126,538)	$144,384
Segment goodwill	$—	$16,401	$—	$—	$16,401

Three Months Ended September 30, 2019
Net fee revenues from external sources	$13,318	$6,281	$—	$—	$19,599
Net intersegment revenues	755	38	—	(793)	—
Net interest and dividend revenue	179	69	3	—	251
Other, net	39	3	—	—	42
Total revenues	$14,291	$6,391	$3	$(793)	$19,892

Segment assets	$236,710	$66,352	$21,541	$(147,289)	$177,314
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Nine Months Ended September 30, 2020
Net fee revenues from external sources	$30,685	$17,472	$—	$—	$48,157
Net intersegment revenues	1,809	187	—	(1,996)	—
Net interest and dividend revenue	31	—	—	—	31
Other, net	(190)	—	—	—	(190)
Total revenues	$32,335	$17,659	$—	$(1,996)	$47,998

Nine Months Ended September 30, 2019
Net fee revenues from external sources	$44,719	$19,264	$—	$—	$63,983
Net intersegment revenues	2,638	180	—	(2,818)	—
Net interest and dividend revenue	596	247	3	—	846
Other, net	645	(11)	—	—	634
Total revenues	$48,598	$19,680	$3	$(2,818)	$65,463

5. INVESTMENTS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
During 2018, we made a $5.4 million strategic investment in InvestCloud, a digital financial services provider ("InvestCloud"), which is included in “Investments” on our Condensed Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. Following observable price changes for this investment in 2019, we recorded a gain of $2.8 million. As of September 30, 2020, there were no additional observable price changes or indicators of impairment for this investment.
Our investment in Charis, the parent company of Westwood Private Bank ("Charis"), is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis. In the three months ended September 30, 2020, we recorded an unrealized loss of $0.1 million. In the nine months ended September 30, 2020, we recorded an unrealized loss of $0.7 million, primarily as a result of the global macroeconomic effects of COVID-19.
In 2019 we made a $0.3 million investment in Westwood Hospitality Fund I, LLC, a private investment fund. Our investment is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis using net asset value (“NAV”) as a practical expedient.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020:
U.S. Government and Government agency obligations	$57,457	$16	$(3)	$57,470
Money market funds	4,014	—	—	4,014
Equity funds	84	—	(5)	79
Equities	285	29	—	314
Exchange-traded bond funds	116	—	—	116
Total trading securities	61,956	45	(8)	61,993
Private investment fund	250	—	(163)	87
Private equity	3,420	—	(179)	3,241
Total investments carried at fair value	$65,626	$45	$(350)	$65,321

December 31, 2019:
U.S. Government and Government agency obligations	$39,074	$174	$—	$39,248
Money market funds	4,592	—	—	4,592
Equity funds	6,399	85	—	6,484
Total trading securities	50,065	259	—	50,324
Private investment fund	250	13	—	263
Private equity	3,420	555	—	3,975
Total investments carried at fair value	$53,735	$827	$—	$54,562

There were no corporate funds invested in Westwood Funds® as of September 30, 2020. There were $6.4 million of corporate funds invested in Westwood Funds® as of December 31, 2019. See Note 13 “Variable Interest Entities.”
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
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of September 30, 2020:
Investments in trading securities	$61,993	$—	$—	$—	$61,993
Private investment fund	—	—	—	87	87
Private equity	—	—	3,241	—	3,241
Total assets measured at fair value	$61,993	$—	$3,241	$87	$65,321

As of December 31, 2019:
Investments in trading securities	$50,324	$—	$—	$—	$50,324
Private investment fund	—	—	—	263	263
Private equity	—	—	3,975	—	3,975
Total assets measured at fair value	$50,324	$—	$3,975	$263	$54,562

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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$3,314	$—	$3,975	$—
Purchases	—	2,770	—	2,770
Unrealized losses on private investments	(73)	—	(734)	—
Ending balance	$3,241	$2,770	$3,241	$2,770

The September 30, 2020 private investment fair value of $3.2 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $0.98 to $1.26 per share, with a weighted average of $1.18 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.
7. LONG-TERM INCENTIVE COMPENSATION
Restricted Stock Awards

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
We have issued restricted shares to our employees and non-employee directors. The Seventh Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”) reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In April 2020, stockholders approved an additional 350,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 5,398,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At September 30, 2020, approximately 642,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded for stock-based compensation arrangements for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service condition stock-based compensation expense	$1,511	$1,578	$5,343	$5,526
Performance condition stock-based compensation expense	287	491	993	1,909
Stock-based compensation expense under the Plan	1,798	2,069	6,336	7,435
Canadian Plan stock-based compensation expense	(1,310)	180	(927)	497
Total stock-based compensation expense	$488	$2,249	$5,409	$7,932

Restricted Stock
Under the Plan, we have granted to employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions.
As of September 30, 2020, there was approximately $13.2 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.5 years. Our two types of restricted stock grants under the Plan are discussed below.
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
The following table details the status and changes in our restricted stock grants subject only to a service condition for the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	396,598	$48.31
Granted	262,373	$27.39
Vested	(140,974)	$53.06
Forfeited	(26,372)	$39.72
Non-vested, September 30, 2020	491,625	$36.25

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	80,975	$49.73
Vested	(35,275)	$55.11
Non-vested, September 30, 2020	45,700	$45.58

Canadian Plan
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provided compensation in the form of common stock for services performed by employees of Westwood International Advisors. On July 27, 2020, Westwood’s Board of Directors approved the closure of Westwood International Advisors, effective September 30, 2020.
During the first quarter of 2020, the trust formed pursuant to the Canadian Plan purchased 27,474 Westwood common shares in the open market for approximately $0.7 million. The subsequent closure of the Westwood International Advisors office resulted in forfeitures of 56,625 shares, which reduced the Company's expenses by $1.3 million in the three and nine months ended September 30, 2020. As of September 30, 2020, there is no unrecognized compensation cost related to restricted stock grants under the Canadian Plan.
Mutual Fund Share Incentive Awards
We may grant mutual fund incentive awards, which are bonus awards based on our mutual funds achieving specific performance goals, annually to certain employees. Awards granted are notionally credited to a participant account maintained by us that contains a number of mutual fund shares equal to the award amount divided by the net asset value of a fund share on the date the amount is credited to the account. We maintain the award in a corporate investment account until vesting. The investment may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Unvested mutual fund awards are included under “Investments, at fair value” on our Condensed Consolidated Balance Sheets.
Awards vest over approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the three months ended September 30, 2020 and 2019, we recorded expense of approximately $9,000 and $12,000, respectively, related to mutual fund share incentive awards. For the nine months ended September 30, 2020 we recorded expense of $27,000, and for the nine months ended September 30, 2019, a net $100,000 credit to mutual fund expense, primarily related to the forfeiture of a mutual fund award during the first quarter of 2019. As of September 30, 2020 and December 31, 2019, we had an accrued liability of approximately $50,000 and $79,000, respectively, related to mutual fund share incentive awards.
8. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the third quarter of 2020 primarily due to the 5% incremental Canadian withholding tax (net of U.S. tax federal deduction) on repatriated funds due to the closure of our Westwood International Advisors office and the impact of certain deferred tax assets that offset the discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") recorded in the first quarter of 2020. Our effective income tax rate was (16.0)% for the first nine months of 2020, compared with 41.0% for the first nine months of 2019. The 2019 year-to-date rate was negatively impacted by a $0.6 million discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates.
Tax Audit

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Westwood Holdings Group has an audit underway in reaction to a refund claim submitted to the state of Texas for the reporting years 2014 to 2019. We do not expect the results of the audit to have a material impact on our Condensed Consolidated Financial Statements.
9. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 623,000 and 81,000 anti-dilutive restricted shares outstanding for the three months ended September 30, 2020 and September 30, 2019, respectively. There were approximately 360,000 and 87,000 anti-dilutive restricted shares outstanding for the nine months ended September 30, 2020 and September 30, 2019, respectively.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(10,289)	$1,117	$(11,762)	$3,370

Weighted average shares outstanding - basic	7,829,478	8,432,598	8,040,417	8,414,317
Dilutive potential shares from unvested restricted shares	—	38,075	—	53,506
Weighted average shares outstanding - diluted	7,829,478	8,470,673	8,040,417	8,467,823

Earnings (loss) per share:
Basic	$(1.31)	$0.13	$(1.46)	$0.40
Diluted	$(1.31)	$0.13	$(1.46)	$0.40

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our most recent annual goodwill impairment assessment during the third quarter of 2020.
Following a sustained decline in the Company's market capitalization, we determined that goodwill related to our Advisory segment was impaired, and we recorded impairment charges of $3.4 million during the three and nine months ended September 30, 2020 to "Impairment expense" on the Condensed Consolidated Statements of Comprehensive Income (Loss).
We determined the fair value of each of our reporting units using a weighted average approach of the market and income approaches. As part of this current assessment, we determined that an increase in the discount rate (from the prior assessment) applied in the valuation was required to align with market-based assumptions. The higher discount rate, in conjunction with revised long-term projections resulted in a lower fair value of the Advisory segment.
There was no goodwill impairment in the Trust segment, nor were there goodwill impairments recorded during the three and nine months ended September 30, 2019.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and nine months ended September 30, 2020 or 2019.
11. LEASES
As of September 30, 2020, aside from the Toronto office lease impairment discussed in Note 1 "Description of the Business," there have been no material changes outside the ordinary course of business to our leases since December 31, 2019. For information regarding our leases, refer to Note 15 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

12. STOCKHOLDERS' EQUITY
Share Repurchase Program
In February 2020, our Board of Directors authorized management to repurchase up to an additional $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. In April 2020, our Board of Directors authorized management to repurchase up to an additional $10.0 million of share repurchases under our share repurchase program, which is still outstanding as of September 30, 2020.
The Company did not repurchase any shares of our common stock during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased 679,756 shares of our common stock at an average price of $19.05 per share, including commissions, for an aggregate purchase price of $13.0 million under our share repurchase plan.
Currency Translation and Re-measurement
Assets and liabilities of Westwood International Advisors, our only non-U.S. dollar functional currency subsidiary, are translated at exchange rates as of applicable reporting dates. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are recorded through other comprehensive income.
Following the closure and substantially complete liquidation of Westwood International Advisors, we reclassified foreign currency translation adjustments of $4.2 million from accumulated other comprehensive income (loss) to net income (loss) in the three and nine months ended September 30, 2020.

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
Based on our analyses of our investments in these entities for the periods ended September 30, 2020 and December 31, 2019, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method.
We had no seed investments in the Westwood Funds as of September 30, 2020, and we had $6.4 million as of December 31, 2019. The seed investments were provided for the sole purpose of showing the economic substance needed to establish the funds and are included in “Investments, at fair value” on our Condensed Consolidated Balance Sheets.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
We have not otherwise provided any financial support that we were not previously contractually obligated to provide, and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the above-mentioned Westwood Funds® are accounted for as investments consistent with our other investments described in Note 5 “Investments.” We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Fee Revenues	$4.2	$7.2	$14.4	$24.3

The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of September 30, 2020
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$1,824	$—	$—
Common Trust Funds	1,107	—	—
Private Funds	9	0.1	0.1
Private Equity	—	11.4	11.4
All other assets:
Wealth Management	2,977
Institutional	6,045
Total Assets Under Management	$11,962

14. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. For both the three months ended September 30, 2020 and 2019, we recorded trust fees from these accounts of $0.1 million. For both the nine months ended September 30, 2020 and 2019, we recorded trust fees from these accounts of $0.3 million. There was $0.1 million due from these accounts as of both September 30, 2020 and December 31, 2019.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International Advisors (prior to its closure, effective September 30, 2020) and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management served on the board of directors of the UCITS Fund (liquidated as of June 2020). Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. The Company earned no fees from the affiliated funds for the three months ended September 30, 2020, and earned $0.7 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, the Company earned approximately $0.6 million and $2.3 million, respectively, in fees from the affiliated funds. As of September 30, 2020, all of these fees had been collected. As of December 31, 2019, $0.2 million, of these fees were outstanding and included in “Accounts receivable” on our Condensed Consolidated Balance Sheets.

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
On July 27, 2020, Westwood’s Board of Directors approved the closure of Westwood International Advisors and Westwood’s office in Toronto, Canada. As a result of this closure, we incurred $0.5 million of severance expense, $0.3 million of lease impairment expense and $0.1 million of vendor contract related costs, offset by $1.3 million of restricted stock forfeitures. The severance expense and restricted stock forfeitures were recognized within "Employee compensation and benefits," the lease impairment expense was recognized in "General and administrative," and the vendor contract costs were recognized within "Information technology" on the Condensed Consolidated Statements of Comprehensive Income (Loss).
Additionally, we repatriated previously undistributed income to the United States from Canada and incurred $1.1 million of withholding taxes (net of U.S. federal tax deduction). The withholding taxes were recognized in "Income tax expense" on the Condensed Consolidated Statements of Comprehensive Income (Loss).
Westwood Trust provides trust and custodial services and participation in common trust funds to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of AUM. Westwood International Advisors provided investment advisory services to an Irish investment company authorized pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulation 2011 (as amended) (the “UCITS Fund”), which was liquidated in June 2020.
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
Revenues
We derive our revenues from investment advisory fees, trust fees and other revenues. Our advisory fees are generated by Westwood Management and Westwood International Advisors (prior to its closure, effective September 30, 2020), which manage client accounts under investment advisory and subadvisory agreements. Advisory fees are typically calculated based on a percentage of AUM and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Certain of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter, and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues.
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
Impairment expense
Impairment expense consists of long-lived asset impairments, generally goodwill or intangible assets.
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
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary includes a cumulative adjustment following the substantially completed liquidation of a foreign subsidiary, Westwood International Advisors.
Assets Under Management
AUM decreased $3.0 billion to $12.0 billion at September 30, 2020 compared with $15.0 billion at September 30, 2019. The average of beginning and ending AUM for the third quarter of 2020 was $11.9 billion compared to $15.2 billion for the third quarter of 2019. These decreases are due to net outflows primarily in our Emerging Markets (closed in the third quarter of 2020), LargeCap Value, and Income Opportunity strategies and market depreciation in the first quarter of 2020.
The following table displays AUM as of September 30, 2020 and 2019 (in millions):

	As of September 30,
	2020	2019	Change
Institutional(1)	$6,044	$8,347	(28)%
Wealth Management(2)	4,094	4,301	(5)
Mutual Funds(3)	1,824	2,338	(22)
Total AUM(4)	$11,962	$14,986	(20)%

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
(2)Wealth Management includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provides advisory services to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International Advisors (prior to its closure, effective September 30, 2020) and external unaffiliated subadvisors. For certain assets in this category Westwood Trust currently provides limited custody services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future.
(3)Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and wealth management accounts.
(4)AUM excludes $240 million and $266 million of assets under advisement (“AUA”) as of September 30, 2020 and 2019, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

Roll-Forward of Assets Under Management

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Institutional
Beginning of period assets	$6,183	$8,377	$8,739	$9,327
Inflows	117	158	592	535
Outflows	(655)	(286)	(2,554)	(2,790)
Net client flows	(538)	(128)	(1,962)	(2,255)
Market appreciation (depreciation)	399	98	(733)	1,275
Net change	(139)	(30)	(2,695)	(980)
End of period assets	$6,044	$8,347	$6,044	$8,347

Wealth Management
Beginning of period assets	$3,985	$4,399	$4,438	$4,043
Inflows	99	87	228	326
Outflows	(187)	(237)	(535)	(576)
Net client flows	(88)	(150)	(307)	(250)
Market appreciation (depreciation)	197	52	(37)	508
Net change	109	(98)	(344)	258
End of period assets	$4,094	$4,301	$4,094	$4,301

Mutual Funds
Beginning of period assets	$1,740	$2,612	$2,058	$3,236
Inflows	208	98	650	351
Outflows	(192)	(411)	(754)	(1,687)
Net client flows	16	(313)	(104)	(1,336)
Market appreciation (depreciation)	68	39	(130)	438
Net change	84	(274)	(234)	(898)
End of period assets	$1,824	$2,338	$1,824	$2,338

Total AUM
Beginning of period assets	$11,908	$15,388	$15,235	$16,606
Inflows	424	343	1,470	1,212
Outflows	(1,034)	(934)	(3,843)	(5,053)
Net client flows	(610)	(591)	(2,373)	(3,841)
Market appreciation (depreciation)	664	189	(900)	2,221
Net change	54	(402)	(3,273)	(1,620)
End of period assets	$11,962	$14,986	$11,962	$14,986

Three months ended September 30, 2020 and 2019
The $0.1 billion increase in AUM for the three months ended September 30, 2020 was due to market appreciation of $0.7 billion offset by net outflows of $0.6 billion. Net outflows were primarily related to our Emerging Markets strategy.
The $0.4 billion decrease in AUM for the three months ended September 30, 2019 was due to net outflows of $0.6 billion partially offset by market appreciation of $0.2 billion. Net outflows were primarily related to our Income Opportunity, LargeCap Value, and SMidCap strategies.
Nine months ended September 30, 2020 and 2019

The $3.3 billion decrease in AUM for the nine months ended September 30, 2020 was due to net outflows of $2.4 billion and market depreciation of $0.9 billion. Net outflows were primarily related to our Emerging Markets and LargeCap Value strategies.
The $1.6 billion decrease in AUM for the nine months ended September 30, 2019 was due to net outflows of $3.8 billion partially offset by market appreciation of $2.2 billion. Net outflows were primarily related to our Income Opportunity, Emerging Markets, LargeCap Value and SMidCap strategies, partially offset by net inflows to our SmallCap Value strategy.
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income (Loss) contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Revenues:
Advisory fees: asset-based	$8,847	$13,164	(33)%	$29,277	$44,265	(34)%
Advisory fees: performance-based	713	154	363	1,408	454	210
Trust fees: asset-based	5,787	6,281	(8)	17,395	19,264	(10)
Trust fees: performance-based	37	—	NM	77	—	NM
Other, net	70	293	(76)	(159)	1,480	(111)
Total revenues	15,454	19,892	(22)	47,998	65,463	(27)
Expenses:
Employee compensation and benefits	9,515	12,072	(21)	32,970	38,060	(13)
Sales and marketing	215	506	(58)	946	1,550	(39)
Westwood mutual funds	421	916	(54)	1,370	2,423	(43)
Information technology	2,158	2,017	7	6,219	6,276	(1)
Professional services	1,033	940	10	3,217	3,258	(1)
General and administrative	2,333	2,317	1	6,830	7,153	(5)
Impairment expense	3,403	—	NM	3,403	—	NM
(Gain) loss on foreign currency transactions	419	(402)	(204)	(1,196)	1,142	(205)
Total expenses	19,497	18,366	6	53,759	59,862	(10)
Net operating income (loss)	(4,043)	1,526		(5,761)	5,601
Unrealized losses on private investments	(73)	—	NM	(909)	—	NM
Investment income	(43)	—	NM	625	—	NM
Other income	34	33	3	102	110	(7)
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	(4,193)	—	NM	(4,193)	—	NM
Income (loss) before income taxes	(8,318)	1,559		(10,136)	5,711
Income tax expense	1,971	442	346	1,626	2,341	(31)
Net income (loss)	$(10,289)	$1,117	(1,021)%	$(11,762)	$3,370	(449)%
_________________________
NM    Not meaningful
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Total Revenues. Total revenues decreased $4.4 million, or 22%, to $15.5 million for the three months ended September 30, 2020 compared with $19.9 million for the three months ended September 30, 2019. Asset-based advisory fees decreased $4.4 million, or 33%, and Trust fees decreased $0.5 million, or 8%, both primarily due to lower average AUM. Performance-based advisory fees increased $0.5 million, or 363%, primarily due to higher realization of performance fees in the three months ended September 30, 2020.

Employee Compensation and Benefits. Employee compensation and benefits decreased $2.6 million, or 21%, to $9.5 million for the three months ended September 30, 2020 compared with $12.1 million for the three months ended September 30, 2019. The decrease was primarily due to reductions in compensation relating to short- and long-term incentive compensation as a result of lower asset-based revenues from the prior year, stock forfeitures related to the closure of Westwood International Advisors, and lower headcount, partially offset by severance costs following the closure of Westwood International Advisors.
Sales and marketing. Sales and marketing expenses decreased $0.3 million, or 58%, to $0.2 for the three months ended September 30, 2020 compared with $0.5 million for the three months ended September 30, 2019. The decrease was primarily due to lower travel costs as a result of COVID-19.
Westwood Mutual Funds. Westwood mutual funds expenses decreased $0.5 million, or 54%, to $0.4 million for the three months ended September 30, 2020 compared with $0.9 million for the three months ended September 30, 2019. The decrease was primarily due to lower service fees following declines in market values for the Westwood funds.
Impairment expense. We recorded $3.4 million of impairment expense related to our Advisory segment goodwill in the three months ended September 30, 2020. No impairment expense was recorded in the three months ended September 30, 2019.
(Gain) loss on foreign currency transactions. We recorded $0.4 million in foreign currency losses in the current quarter as a result of fluctuations in the Canadian dollar exchange rate.
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary. We recorded a cumulative foreign currency translation adjustment of $4.2 million following the substantially completed liquidation of Westwood International Advisors in the three months ended September 30, 2020.
Income Tax Expense (Benefit).Our effective tax rate of (23.7)% differed from the 21% statutory rate for the third quarter of 2020 primarily due to the 5% incremental Canadian withholding tax (net of U.S. federal tax deduction) paid on repatriated funds due to the closure of Westwood International Advisors, effective September 30, 2020, and the impact of certain deferred tax assets that offset the discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") recorded in the first quarter of 2020. The effective tax rate was 28.4% for the three months ended September 30, 2019. The 2019 quarterly tax rate was negatively impacted by increased permanent differences between book and tax compensation expense as a result of additional compensation limitations under the Tax Cuts and Jobs Act.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Total Revenues. Total revenues decreased $17.5 million, or 27%, to $48.0 million for the nine months ended September 30, 2020 compared with $65.5 million for the nine months ended September 30, 2019. Asset-based advisory fees decreased $15.0 million, or 34%, and Trust fees decreased $1.9 million, or 10%, both primarily due to lower average AUM. Performance-based advisory fees increased $0.9 million, or 210%, primarily due to higher realization of performance fees in the nine months ended September 30, 2020.
Employee Compensation and Benefits. Employee compensation and benefits costs decreased $5.1 million, or 13%, to $33.0 million for the nine months ended September 30, 2020 compared with $38.1 million for the nine months ended September 30, 2019. The decrease was primarily due to reductions in compensation relating to short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year and lower headcount.
Sales and marketing. Sales and marketing expenses decreased $0.7 million, or 39.0%, to $0.9 million for the nine months ended September 30, 2020 compared with $1.6 million for the nine months ended September 30, 2019. The decrease was primarily due to lower travel costs as a result of COVID-19.
Westwood Mutual Funds. Westwood mutual funds expenses decreased $1.0 million or 43% to $1.4 million for the nine months ended September 30, 2020 compared to $2.4 million for the nine months ended September 30, 2019. The decrease was primarily due to lower service fees following declines in market values for the Westwood funds.
Impairment expense. We recorded $3.4 million of impairment expense related to our Advisory segment goodwill in the nine months ended September 30, 2020. No impairment expense was recorded in the nine months ended September 30, 2019.

(Gain) loss on foreign currency transactions. We recorded $1.2 million in foreign currency gains for the nine months ended September 30, 2020 as a result of fluctuations in the Canadian dollar exchange rate.
Unrealized losses on private investments. We recorded a net unrealized loss of $0.9 million, primarily related to our investment in Charis, a private bank, as a result of the global macroeconomic effects of COVID-19.
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary. We recorded a cumulative foreign currency translation adjustment of $4.2 million following the substantially completed liquidation of Westwood International Advisors in the nine months ended September 30, 2020.
Provision for Income Taxes. The effective tax rate was (16.0)% for the nine months ended September 30, 2020, compared to 41.0% for the nine months ended September 30, 2019. Our income tax rate differed from the 21% statutory rate for 2020 primarily due to the 5% incremental Canadian withholding tax (net of federal deduction) paid on repatriated funds due to the closure of Westwood International Advisors office, effective September 30, 2020, and permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates. The 2019 year-to-date rate was negatively impacted by a $0.6 million discrete tax expense related to a permanent difference between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates.
Supplemental Financial Information
As supplemental information, we are providing non-GAAP performance measures that we refer to as Economic Earnings (Loss) and Economic EPS. We provide these measures in addition to, not as a substitute for, net income (loss) and earnings (loss) per share, which are reported on a GAAP basis. Our management and Board of Directors review Economic Earnings (Loss) and Economic EPS to evaluate our ongoing performance, allocate resources, and review our dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income (loss) or earnings (loss) per share, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without also considering financial information prepared in accordance with GAAP.
We define Economic Earnings (Loss) as net income (loss) plus non-cash equity-based compensation expense, impairment expense, amortization of intangible assets, currency translation adjustment reclassification and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings (Loss) because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust Economic Earnings (Loss) for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings (Loss) divided by diluted weighted average shares outstanding.
The following tables provide a reconciliation of Net income (loss) to Economic Earnings (Loss) and Economic Earnings (Loss) by segment (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Change	Nine Months Ended September 30, 2020
	2020	2019		2020	2019	Change
Net income (loss)	$(10,289)	$1,117	(1,021)%	$(11,762)	$3,370	(449)%
Add: Stock-based compensation expense	488	2,249	(78)	5,409	7,932	(32)
Add: Impairment expense	3,403	—	NM	3,403	—	NM
Add: Intangible amortization	435	445	(2)	1,293	1,281	1
Add: Currency translation adjustment reclassification	4,193	—	NM	4,193	—	NM
Add: Tax benefit from goodwill amortization	59	60	(2)	177	178	(1)
Economic Earnings (Loss)	$(1,711)	$3,871	(144)%	$2,713	$12,761	(79)%

Diluted weighted average shares outstanding	7,829,478	8,470,673		8,040,417	8,467,823
Economic Earnings (Loss) per share	$(0.22)	$0.46		$0.34	$1.51

Economic Earnings (Loss) by Segment:
Advisory	$1,244	$3,574	(65)%	$6,550	$13,665	(52)%
Trust	1,458	2,055	(29)	3,783	4,872	(22)
Westwood Holdings	(4,413)	(1,758)	151	(7,620)	(5,776)	32
Consolidated	$(1,711)	$3,871	(144)%	$2,713	$12,761	(79)%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We suspended our dividend in the second quarter of 2020 in order to preserve capital and provide additional financial flexibility amid the uncertainties created by COVID-19. As of September 30, 2020 and December 31, 2019, we had no debt. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the nine months ended September 30, 2020, cash flow used in operating activities was $7.1 million, which included net purchases of $11.9 million of current investments and reduction in compensation and benefits payable of $3.8 million, partially offset by a $3.6 million change in accounts receivable and positive adjustments to net income. During the nine months ended September 30, 2019, cash flow provided by operating activities was $33.6 million, which included a $23.4 million net liquidation of investments partially offset by an $8.1 million decrease in compensation and benefits payables.
Cash flow used in investing activities during the nine months ended September 30, 2020 was related to purchases of property and equipment, while the prior year was related to purchases of property and equipment and our investments in private equity and Westwood Hospitality Fund I, LLC.
Cash flows used in financing activities of $25.8 million for the nine months ended September 30, 2020 reflected treasury stock repurchases, the payment of dividends and restricted stock returned for the payment of taxes. Cash flow used in financing activities of $24.6 million for the nine months ended September 30, 2019 reflected the payment of dividends, purchases of restricted stock returned for payment of taxes and purchases of treasury shares.
We had cash and short-term investments of $77.6 million as of September 30, 2020 and $100.1 million as of December 31, 2019. On July 27, 2020, Westwood’s Board of Directors approved the closure of Westwood International Advisors, effective September 30, 2020. Following that decision by the Board of Directors, we repatriated over $37.0 million to the United States and primarily invested the cash in short-term investments. At September 30, 2020 and December 31, 2019, working capital aggregated $79.0 million and $95.6 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed

Consolidated Balance Sheets. At September 30, 2020, Westwood Trust had approximately $11.3 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of September 30, 2020, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2019. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our workforce working remotely did not hinder the execution of our internal control processes and procedures.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)			—	$10,000,000
Third quarter 2020	—	$—	—
Canadian Plan (2)			—	—
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
(2)On April 18, 2013, our stockholders approved the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”), which contemplates a trustee purchasing up to $10.0 million CDN of our outstanding common stock on the open market for the purpose of making share awards to our Canadian employees. On July 27, 2020, Westwood’s Board of Directors approved the closure of Westwood International Advisors, effective September 30, 2020. The Canadian Plan going forward will not be accessed, and will be discontinued by the Board of Directors.
(3)Consists of shares of common stock tendered by an employee at the market close price on the date of vesting in order to satisfy the employee’s minimum tax withholding obligations from vested restricted shares. We anticipate having additional shares tendered in subsequent periods for the same purpose.

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 28, 2020	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer