Form 10-K
period 2020-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2021-03-04
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2020 of the voting and non-voting common equity held by non-affiliates of the registrant was $103,293,902. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.
The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 25, 2021: 8,431,167.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

WESTWOOD HOLDINGS GROUP, INC.

i

PART I
Item 1.    Business.
Unless the context otherwise requires, the term “we,” “us,” “our,” “Westwood,” or “Westwood Holdings Group” when used in this Form 10-K (“Report”) and in the Annual Report to the Stockholders refers to Westwood Holdings Group, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole. This Report contains some forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors including, without limitation, those set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.”
General
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is a registered investment adviser registered with the Securities and Exchange Commission and referred to hereinafter together as “Westwood Management”) and Westwood Trust. Westwood Management, founded in 1983, provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust, custodial and investment management services through use of commingled funds and individual securities to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management ("AUM"). Westwood Management and Westwood Trust collectively managed assets valued at approximately $13.0 billion at December 31, 2020. We were incorporated under the laws of the State of Delaware on December 12, 2001. Our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock of Westwood Management and Westwood Trust.
Prior to its liquidation in 2020, our wholly owned subsidiary, Westwood International Advisors, provided investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, an Irish investment company authorized pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulation 2011 (as amended) (the “UCITS Fund”), individual investors and clients of Westwood Trust.
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
Advisory
General
Our advisory business encompasses two distinct investment teams – United States ("U.S.") Value Equity and Multi-Asset. Prior to September 30, 2020, our advisory business also included our Emerging Markets Equity team.
Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums vary by investment strategy and generally range from $10 million to $25 million. Westwood Management also provides advisory services to individuals and the Westwood Funds®, as well as sub-advisory services to other mutual funds and pooled investment vehicles. Westwood Management’s investment strategies are managed by the U.S. Value Equity team and by the Multi-Asset team, both based in Dallas, Texas. Our U.S. investment professionals average over eighteen years of investment experience. We believe team continuity and years of experience are among the critical elements required for successfully managing investments.
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
The team draws on the proprietary fundamental research of Westwood's investment teams in order to identify securities with attractive risk-adjusted return profiles across a broad spectrum of income-producing securities. The principal investment strategies currently managed by the Multi-Asset team are as follows:
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
Our ability to grow AUM is primarily dependent on our ability to generate competitive investment performance and our success in building strong relationships with investment consulting firms and other financial intermediaries, as well as our ability to develop new client relationships while nurturing and maintaining existing relationships. We continually seek to expand AUM by organically growing our existing investment strategies, as well bringing new products to market. We intend to grow our investment strategies internally but may also consider acquiring new investment strategies from third parties, as discussed under “Growth Strategy” below. Our growth strategy provides clients with more investment opportunities and diversifies our AUM, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients. Our ten largest clients accounted for approximately 24% of our fee revenues for the year ended December 31, 2020. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.
Advisory and Sub-advisory Agreements
Westwood Management manages client accounts under investment advisory and sub-advisory agreements. Typical for the asset management industry, these agreements are usually terminable upon short notice and provide for compensation based on the market value of client AUM. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended, or are based on a daily or monthly analysis of AUM for the stated period. Certain clients have contractual performance-based fee arrangements, which generate additional revenues if we outperform a specified index over a specific period of time. Revenue for performance-based fees is recorded at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood provides overall investment management services, including directing investments in conformity with client-established investment objectives and restrictions. Unless otherwise directed in writing by clients, Westwood has the authority to vote all proxies with respect to securities in client portfolios.
Westwood Management is party to sub-advisory agreements with other investment advisers under which it performs similar services under advisory agreements. Our sub-advisory fees are generally computed based upon the average daily AUM and are payable on a monthly basis.
Westwood Management provides investment advisory services to the Westwood Funds® family of mutual funds:

●	Westwood Alternative Income (WMNIX,WMNUX)	●	Westwood SmallCap (WHGSX,WHGAX,WHGCX)
●	Westwood High Income (WHGHX,WSDAX)	●	Westwood SMidCap (WHGMX)
●	Westwood Income Opportunity (WHGIX,WWIAX,WWICX)	●	Westwood Total Return (WLVIX)
●	Westwood LargeCap Value (WHGLX,WWLAX)
As of December 31, 2020, the Westwood Funds® had AUM of $2.1 billion.
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
Westwood Trust also sponsors a range of commingled funds in which client assets are commingled to achieve economies of scale. Westwood Trust’s commingled funds fall within two basic categories: personal trusts (common trust funds) and employee benefit trusts (collective investment funds). Westwood Trust sponsors commingled funds for most of the investment strategies managed by Westwood Management and Westwood International Advisors (prior to its 2020 closure).

Westwood Trust also develops asset allocation models for certain clients utilizing its commingled funds, mutual funds managed by Westwood Management and Westwood International Advisors (prior to its 2020 closure), and non-affiliated mutual funds.
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
Distribution Channels
We distribute our Westwood Management investment funds and advisory services across two primary market channels - Institutional and Intermediary. Our Distribution sales and support infrastructure supports the marketing and client service in both channels. Westwood Wealth Management provides wealth and investment management solutions primarily to individuals and utilizes both Westwood Management and external investment management services.
Institutional
The institutional team markets Westwood funds and advisory and sub-advisory services to pension plan sponsors, foundations and endowments, financial institutions and their investment consultants. We have established strong relationships with many global, national and regional investment consulting firms, which collectively have contributed to our being considered and hired by their clients. Sub-advising the funds of other financial institutions allows us to extend our marketing reach through other firms' distribution systems.
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
Managed accounts are similar in some respects to mutual fund relationships in that a third-party financial institution, such as a broker-dealer or RIA, trades securities under our model. The end client in a managed account is typically a high net worth individual or small institution that would prefer to own shares directly, rather than in a mutual fund. In these arrangements, the third-party financial institution is responsible to the end client for client service, operations and accounting.
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
Growth Strategy
We believe that we have established a strong platform to support future growth, deriving our strength in large part from the experience and capabilities of our management team and skilled investment and client professionals. We believe that opportunities for future growth will come from our ability to:
•generate growth in our investment management platform from new and existing clients and consultant relationships, while expanding intermediary distribution;
•attract and retain key employees;
•grow assets in our existing investment strategies;

•enhance our digital capabilities;
•foster continued growth of the wealth management platform and distribution channel;
•pursue strategic corporate development opportunities;
•offer a diverse array of financial services such as banking and private equity investing through strategic alliances;
•pursue international opportunities through targeted sales and relationships with international distributors and institutional investors;
•continue to strengthen our brand name; and
•develop or acquire new investment strategies.
Generate growth from new and existing clients and consultant relationships, while expanding intermediary distribution. As our primary business objective, we intend to maintain and enhance existing relationships with clients, investment consultants and intermediaries by providing value added investment performance and client service. Over the last few years, we have expanded and restructured our distribution team to improve our proactive sales and client engagement strategy. We intend to pursue growth via targeted sales and marketing efforts that showcase our boutique offering of high-conviction equity and outcome-oriented solutions, our consistent investment performance and superior client service. New institutional client accounts are sourced from either investment consultants or from our direct sales efforts with institutional investors. In the intermediary channel, we also intend to broaden platform placement and expand our SMA offering. We believe that the in-depth knowledge of our firm, our people and our processes embedded in our consultant and platform relationships, as well as in existing and prospective relationships, are key factors when being considered for new client investment mandates and platform placements.
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
Grow assets in our existing investment strategies. We have significant capacity to manage additional assets across our existing range of investment strategies. We have developed a range of institutional investment strategies by building on the core competencies of our U.S. Value Equity and Multi-Asset teams.
Enhance our digital capabilities. Over the past three years we have invested a significant amount of capital to enhance our automation and digital efficiency. We moved our technology infrastructure to secure, cloud-based access, created a data warehouse to improve our investment operations work flow, upgraded our trade order management and trade compliance systems, digitized our portfolio accounting and reconciliation system, and outsourced our trading function. We are also developing digital client portals for our institutional and wealth management clients. We believe these investments position us to improve efficiencies and better respond to consumer demand for digital interaction with investment advisors.
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

Pursue international opportunities through targeted sales and relationships with international distributors and institutional investors. As of December 31, 2020, non-U.S. clients represented approximately 12% of our AUM. We intend to continue our sales efforts outside of the U.S. We may consider forging alliances with international financial services firms or partners to obtain enhanced distribution capabilities and greater access to global customers. Additionally, we continue to target select institutional clients around the globe.
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
Human Capital Resources

Health and Safety
The health and safety of our employees is a high priority, and this is consistent with our operating philosophy of focusing on transparency, effective corporate governance, life principles and giving back to the communities in which we live and work. Our safety focus is evident in our response to the COVID-19 pandemic, which includes:
•increasing work from home flexibility;
•minimizing staff levels in all offices;
•improving office cleaning protocols;
•establishing new physical distancing procedures for employees while onsite;
•initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•requiring masks to be worn in all offices; and
•work-related travel restrictions.
Measures that the Company Uses to Manage the Business
2020 marked the seventh consecutive year that Pensions & Investments named Westwood one of the best places to work in money management.
Diversity and Inclusion
We believe that our culture of diversity and inclusion enables us to develop and fully leverage the strengths of our people. As of December 31, 2020, approximately 45% of our workforce was female and minorities represented approximately 25% of our employees.
Employees
At December 31, 2020, we had 136 full-time employees, all in the U.S. No employees are represented by a labor union, and we believe our employee relations are favorable. In 2020, approximately 15 employees were terminated following our closure of Westwood International Advisors. As of December 31, 2020, approximately 17% of our employees held the Chartered Financial Analyst designation.

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
As of December 31, 2020, approximately 12% of our AUM was invested in strategies offering access to global markets with significant exposure to non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of clients invested in these strategies. Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested, as well as political, social and economic uncertainty or other diplomatic developments. Many financial markets are less developed or efficient than U.S. financial markets with limited liquidity and higher price volatility, and may lack an established regulatory framework. Liquidity and price volatility may be adversely affected by political or economic events, government policies and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies invested in securities of non-U.S. issuers and may be particularly acute in emerging or less developed markets. As a result, we may be unable to attract or retain client investments in these strategies, or assets invested in these strategies may experience significant declines in value and our results of operations may be negatively affected.
Legal and Regulatory Risks
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
We engage in product offerings and international business activities through our global multi-asset securities product offerings that we make available to our international and domestic clients. As of December 31, 2020, approximately 12% of our AUM is managed for clients who are domiciled outside the U. S. As a result, we face increased operational, regulatory, compliance, marketing, client service, reputational and foreign exchange rate risks. In particular, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 and the Markets in Financial Instruments Directive (MiFID II). The failure of our compliance and internal control systems to properly identify and mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.
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
Business and Operational Risks
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
We are a holding company, with no revenue-generating operations or assets other than our ownership interests in Westwood Management and Westwood Trust. Accordingly, we are dependent on the cash flow generated by these operating subsidiaries and rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations.
Technology and Privacy Risks
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
Any delays or inaccuracies in securities pricing information or information processing could give rise to claims that could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent on information systems and third-party vendors for securities pricing information, information processing and updates for certain software. We, or our third-party vendors, may suffer a systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, unauthorized access, force majeure, act of war or otherwise, and our back-up procedures and capabilities may be inadequate to prevent the risk of extended interruptions in operations.
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
Risks Related to Ownership of Stock and Corporate Governance
Our stock is thinly traded and may be subject to volatility.
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
In addition, we have performance fee agreements with certain clients, who pay us a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which could have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly between measurement periods, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $3.2 million in 2020, $0.8 million in 2019 and $3.0 million in 2018.
Our business is dependent on investment advisory, sub-advisory, and trust agreements that are subject to termination or non-renewal and investments we manage under such agreements may be redeemed. As a result, we could lose clients on very short notice.

Substantially all of our revenues are derived pursuant to investment advisory, sub-advisory and trust agreements with our clients that are subject to termination without advance notice. Investors in funds that we advise or sub-advise may redeem their investments at any time without prior notice, thereby reducing our AUM. These investors may redeem for any reason, including general financial market conditions, our absolute or relative investment performance or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Substantial additional redemptions or a termination or failure to renew a material number of these agreements would adversely affect our revenues and have a material adverse effect on our earnings and financial condition.
A small number of clients account for a substantial portion of our business, and a reduction or loss of business with any of these clients could have a material adverse effect on our business, financial condition and results of operations.
We are dependent to a significant degree on our ability to maintain our relationships with clients, consultants, managed account platforms and other intermediaries. Our ten largest clients accounted for approximately 24% of our fee revenue for the year ended December 31, 2020. For each of the years ended December 31, 2019 and 2018, our ten largest clients accounted for approximately 20% of our fee revenue. There can be no assurance that we will be successful in maintaining existing relationships, securing additional relationships or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large relationships or to establish additional profitable relationships could have a material adverse effect on our business, financial condition and results of operations.
General Risk Factors
The recent COVID-19 pandemic, and other potential outbreaks, could negatively impact our business, financial condition and results of operations.
We may face risks related to the outbreak of COVID-19, which has been declared a pandemic by the World Health Organization. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that governments, we or our clients may take in connection with this virus may result in a period of disruption, including with respect to our financial reporting capabilities and our operations generally, and could potentially impact our clients and third party vendors. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic could have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption.
The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the efffectiveness of actions to contain the virus or treat its impact, among others.
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
We have historically paid a quarterly dividend; however, payment of future dividends is subject to the discretion of our Board of Directors, and various factors may impact our ability to maintain the current dividend or pay dividends at all. We suspended our dividend in the second quarter of 2020 in order to preserve capital and provide additional financial flexibility amid the uncertainties created by the COVID-19 pandemic. Such factors include our financial position, capital requirements and liquidity, tax regulations, stock repurchase plans, state corporate and banking law restrictions, results of operations and other factors that our Board of Directors may consider relevant. As a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. Currently, our primary source of cash consists of dividends from Westwood Management or Westwood Trust. The payment of dividends by Westwood Trust is subject to the discretion of its Board of Directors and compliance with applicable laws, including the provisions of the Finance Code applicable to Westwood Trust. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Westwood, Westwood Management and Westwood Trust conduct their principal operations using approximately 45,000 square feet of leased office space in Dallas, Texas pursuant to a lease with an initial term that expires in March 2026. In addition, we lease approximately 8,000 square feet of office space in Houston, Texas pursuant to a lease that expires in June 2024 and approximately 2,600 square feet of office space in Southborough, Massachusetts pursuant to a lease that expires in August 2023. In December 2020, we assigned the lease of our office space in Massachusetts to a third party. While Westwood International Advisors was closed in 2020, we leased approximately 6,000 square feet of office space in Toronto, Ontario, prior to terminating that lease in January 2021.
In January 2021, we entered into a sublease agreement with a third party for approximately 10,000 square feet of our Dallas, Texas office space. The agreement begins in the first quarter of 2021 and expires in the fourth quarter of 2025.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “WHG.” At December 31, 2020, there were approximately 218 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater.
Dividends
We suspended dividends in the second quarter of 2020 in order to preserve capital and provide additional financial flexibility amid the uncertainties created by the COVID-19 pandemic. Any future payments of cash dividends will be at the discretion of the Board of Directors and subject to limitations under the Delaware General Corporation Law.
Westwood Holdings Group is the sole stockholder of Westwood Management and Westwood Trust. Westwood Trust is limited under applicable Texas law in the payment of dividends to the amount of undivided profits, which is defined as that part of equity capital equal to the balance of net profits, income, gains and losses since its formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board of Directors’ resolutions.
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
Between January 1, 2020 and December 31, 2020, under the share repurchase program the Company repurchased 679,756 shares of our common stock at an average price of $19.05 per share, including commissions, for an aggregate purchase price of $13.0 million. The following table displays information with respect to the treasury shares we purchased during the year ended December 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program(1)				$10,000,000
March 2020	272,059	$17.89	272,059
April 2020	407,707	$19.83	407,697
Total	679,756	19.05	679,756
(1) These purchases relate to the share repurchase program and were authorized in April 2020.

Performance Graph
The following graph compares total stockholder returns of Westwood since December 31, 2015 with the total return of the Russell 2000 Index and the SNL U.S. Asset Manager Index, a composite of various publicly-traded asset management companies.

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2015	2016	2017	2018	2019	2020
Westwood Holdings Group, Inc.	$100.00	$120.06	$138.37	$75.04	$71.74	$35.76	(64.24)%
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36	86.36%
SNL U.S. Asset Manager Index	100.00	105.79	140.48	105.98	147.70	189.47	89.47%

The total return for our stock and for each index assumes $100 invested on December 31, 2015 in our common stock, the Russell 2000 Index, and the SNL U.S. Asset Manager Index, including reinvestment of dividends. Our common stock is traded on the NYSE under the ticker symbol “WHG.”
The closing price of our common stock on the last trading day of the year ended December 31, 2020 was $14.50 per share. Historical stock price performance is not necessarily indicative of future price performance.

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

	Year ended December 31, (in thousands, except per share and % amounts)
	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)
Consolidated Statements of Income (Loss) Data:
Total revenues	$65,111	$84,079	$122,300	$133,785	$123,021
Employee compensation and benefits	$42,141	$50,152	$59,959	$64,955	$61,509
Employee compensation and benefits as a % of total revenues	64.7%	59.6%	49.0%	48.6%	50.0%
Income (loss) before income taxes	$(7,588)	$9,402	$36,462	$33,893	$34,010
Income (loss) before income taxes as a % of total revenues	(11.7)%	11.2%	29.8%	25.3%	27.6%

Net income (loss)	$(8,947)	$5,911	$26,751	$19,989	$22,647
Earnings (loss) per share – basic	$(1.12)	$0.70	$3.20	$2.45	$2.84
Earnings (loss) per share – diluted	$(1.12)	$0.70	$3.13	$2.38	$2.77
Cash dividends declared per common share	$0.43	$2.88	$2.76	$2.54	$2.33

Economic Earnings(6)	$7,284	$18,179	$43,943	$38,917	$41,108
Economic Earnings per common share	$0.91	$2.15	$5.14	$4.63	$5.03
________________
(1)Our 2020 financial results were impacted by a $4.2 million reclassification of foreign currency translation adjustments from Accumulated Other Comprehensive Income (Loss) to Net Income (Loss) following the closure of Westwood International Advisors, $1.1 million in incremental Canadian withholding taxes (net of U.S. federal tax deduction) paid to repatriate more than $37.0 million from Westwood International Advisors to the U.S., and a $3.4 million goodwill impairment. These items negatively impacted both basic and diluted earnings per share by $0.52 per share, $0.14 per share and $0.43 per share, respectively.
(2)Our 2019 financial results were impacted by unrealized gains on private investments of $3.3 million, which positively impacted both diluted and basic earnings per share by $0.31 per share and a $1.9 million foreign currency transaction loss, which negatively impacted both diluted and basic earnings per share by $0.17 per share.
(3)Our 2018 financial results were impacted by a $2.8 million foreign currency transaction gain, which positively impacted both diluted and basic earnings per share by $0.26 per share.
(4)Our 2017 financial results were impacted by a $3.4 million incremental income tax expense related to tax reform, a $2.5 million legal settlement charge, net of insurance recovery and tax and a $1.6 million foreign currency transaction loss. These items negatively impacted diluted earnings per share by $0.40 per share, $0.30 per share and $0.12 per share, respectively.
(5)Our 2016 financial results were impacted by $1.3 million of one-time costs, net of tax, associated with implementation of new information technology platforms, which negatively impacted diluted earnings per share by $0.16 per share.
(6)Economic Earnings is a non–U.S. generally accepted accounting principles (“non-GAAP”) performance measure that is provided as supplemental information. See the definition of Economic Earnings and the reconciliation to Net income in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Financial Information.”

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheets Data (in thousands):
Cash and investments	$82,558	$100,090	$118,230	$105,573	$90,164
Total assets	149,152	178,707	199,183	192,659	179,678
Stockholders’ equity	130,711	148,287	161,149	156,396	146,069
AUM (in millions)	$13,045	$15,235	$16,606	$24,229	$21,241

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
•inclusion of foreign company investments in our AUM;
•regulations adversely affecting the financial services industry;
•litigation risks;
•our ability to develop and market new investment strategies successfully;
•our reputation and our relationships with current and potential customers;
•our ability to attract and retain qualified personnel;
•our ability to perform operational tasks;
•our ability to select and oversee third-party vendors;
•our dependence on the operations and funds of our subsidiaries;
•our ability to maintain effective cyber security;
•our ability to maintain effective information systems;
•our ability to prevent misuse of assets and information in the possession of our employees and third-party vendors, which could damage our reputation and result in costly litigation and liability for our clients and us;
•our stock is thinly traded and may be subject to volatility;
•our organizational documents contain provisions that may prevent or deter another group from paying a premium over the market price to our stockholders to acquire our stock;
•competition in the investment management industry;
•our ability to avoid termination of client agreements and the related investment redemptions;
•the significant concentration of our revenues in a small number of customers;
•our relationships with investment consulting firms;
•the impact of the COVID-19 pandemic;
•our ability to identify and execute on our strategic initiatives;
•our ability to declare and pay dividends;
•our ability to fund future capital requirements on favorable terms;
•our ability to properly address conflicts of interest;
•our ability to maintain adequate insurance coverage; and
•our ability to maintain an effective system of internal controls.

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
Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is an SEC-registered investment advisor and referred to hereinafter together as “Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individuals and clients of Westwood Trust.
On July 27, 2020, Westwood’s Board of Directors approved the closure of Westwood International Advisors Inc. (“Westwood International Advisors”) and Westwood’s office in Toronto, Canada. As a result of this closure, we incurred $0.5 million of severance expense, $0.3 million of lease impairment expense and $0.1 million of vendor contract related costs, offset by $1.3 million of restricted stock forfeitures. The severance expense and restricted stock forfeitures were recognized within "Employee compensation and benefits," the lease impairment expense was recognized in "General and administrative," and the vendor contract costs were recognized within "Information technology" on the Consolidated Statements of Comprehensive Income (Loss).
Additionally, we repatriated previously undistributed income to the United States from Canada and incurred $1.1 million of Canadian withholding taxes (net of U.S. federal tax deduction). The withholding taxes were recognized in "Income tax expense" on the Consolidated Statements of Comprehensive Income (Loss).
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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, particularly the impact on global stock markets. In 2020 we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including suspending all non-essential travel for our employees and encouraging our employees to work remotely. The investments we have made in technology over the past several years, particularly our significant investments in cloud-based systems and business continuity planning, have allowed our entire team to serve our clients from their homes. While our ability to meet with clients declined at the beginning of the pandemic, we were able to rebound in the second half of the year as our clients embraced digital interactions.
Our revenues are generally derived from fees based on a percentage of AUM, and at December 31, 2020, Westwood Management and Westwood Trust collectively managed assets valued at approximately $13.0 billion. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
We have focused on building a foundation in terms of personnel and infrastructure to support a much larger business. We have also developed investment strategies that we believe will be desirable within our target institutional, wealth management and intermediary markets. The cost of developing new products and growing the organization as a whole has resulted in our incurring expenses that, in some cases, have not generated significant offsetting revenues. While we continue to evolve our products, we believe that the appropriate foundation and products are in place such that investors will recognize the value in these products and services, thereby generating new revenue streams for Westwood. However, there is no guarantee that this will occur.
2020 Highlights
The following items impacted the year ended December 31, 2020:

•AUM as of December 31, 2020 was $13.0 billion, a 14% decrease compared to December 31, 2019. Quarterly average AUM decreased 21% to $12.4 billion for 2020 compared to 2019, which contributed to the 23% decrease in total revenue from 2019.
•Our LargeCap Value, SMidCap, AllCap Value, High Income, Alternative Income, Income Opportunity and Total Return strategies exhibited strong performance by beating their primary benchmarks for the year.
•We had a $4.2 million non-cash reclassification of foreign currency translation adjustments from Accumulated Other Comprehensive Income (Loss) to Net Income (Loss), with no impact on Stockholder's Equity, following the closure of Westwood International Advisors.
•We had a $3.4 million non-cash write-off of historical Advisory goodwill due to to the Company's lower market capitalization and Advisory net outflows.
•The effective tax rate decreased to (17.9)% for 2020 compared to 37.1% for 2019, primarily due to the closure of our Westwood International Advisors office (net of withholding tax paid to Canada), permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates, and permanent differences related to goodwill impairment, partially offset by a state tax refund.
•We repurchased 679,756 shares of our common stock for an aggregate purchase price of $13.0 million.
•Our financial position remains strong with liquid cash and short-term investments of $82.6 million and no debt as of December 31, 2020.
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
Our other revenues primarily consist of investment income from our seed money investments into new investment strategies and contract revenues.
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
Professional Services

Professional services expenses generally consist of costs associated with sub-advisory fees, audit, legal and other professional services.
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
Unrealized gains (losses) on private investments
Unrealized gains (losses) on private investments includes changes in the value of our private equity investments.
Investment income
Investment income primarily includes interest and dividend income on fixed income securities and money market funds.
Other Income
Other income primarily consists of income from the sublease of a portion of our corporate office.
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary includes a cumulative adjustment following the liquidation of a foreign subsidiary, Westwood International Advisors.
Assets Under Management
AUM decreased $2.2 billion, or 14%, to $13.0 billion at December 31, 2020 compared to $15.2 billion at December 31, 2019. Quarterly average AUM decreased $3.4 billion, down 21%, to $12.4 billion for 2020 compared with $15.8 billion for 2019. The decrease in average AUM was primarily due to Institutional and Mututal Funds net outflows, partially offset by $0.5 billion of market appreciation in 2020.
AUM decreased $1.4 billion, or 8%, to $15.2 billion at December 31, 2019 compared to $16.6 billion at December 31, 2018. Quarterly average AUM decreased $5.6 billion, down 26%, to $15.8 billion for 2019 compared with $21.4 billion for 2018. The decrease in average AUM was primarily due to Institutional and Mutual Funds net outflows, partially offset by $3.0 billion of market appreciation in 2019.
The following table presents our AUM (in millions, except percentages):

	As of December 31,
	2020	Change	2019	Change	2018
Institutional(1)	$6,567	(25)%	$8,739	(6)%	$9,327
Wealth Management(2)	4,335	(2)%	4,438	10%	4,043
Mutual Funds(3)	2,143	4%	2,058	(36)%	3,236
Total AUM(4)	$13,045	(14)%	$15,235	(8)%	$16,606

(1)Institutional includes (i) separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; (ii) sub-advisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including the UCITS Fund and collective investment trusts; and (iv) managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers. The UCITS Fund was liquidated in June 2020.

(2)Wealth Management includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provides advisory services to high net worth individuals. Investment sub-advisory services are provided for the common trust funds by Westwood Management, Westwood International Advisors (prior to its closure, effective September 30, 2020) and external unaffiliated sub-advisors. For certain assets in this category Westwood Trust currently provides limited custody services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future.
(3)Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our investment strategies for institutional and wealth management accounts.
(4)AUM for 2020, 2019 and 2018 excludes approximately $267 million, $283 million and $228 million of assets under advisement ("AUA"), respectively, related to our model portfolios for which we provide consulting advice but do not have discretionary investment authority.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2020
AUM (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$8,739	$4,438	$2,058	$15,235
Client flows:
Inflows	937	335	967	2,239
Outflows	(3,178)	(766)	(1,024)	(4,968)
Net client flows	(2,241)	(431)	(57)	(2,729)
Market appreciation	69	328	142	539
Net change	(2,172)	(103)	85	(2,190)
End of period assets	$6,567	$4,335	$2,143	$13,045

The decrease in AUM for the year ended December 31, 2020 was due to net outflows of $2.7 billion, partially offset by market appreciation of $0.5 billion. Net client flows were primarily related to our Emerging Markets, SMidCap and LargeCap Value strategies.

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

Results of Operations
The following table and discussion of our results of operations is based upon data derived from our Consolidated Statements of Comprehensive Income (Loss) contained in our Consolidated Financial Statements and should be read in conjunction with these statements included elsewhere in this Report.

	Years ended December 31,
	(in thousands, except percentages)
	2020	Change	2019	Change	2018
Revenues:
Advisory fees:
Asset-based	$38,028	(33)%	$57,033	(36)%	$89,367
Performance-based	2,808	268	764	(74)	2,984
Trust fees	23,563	(8)	25,483	(12)	28,953
Trust performance-based fees	366	NM	—	NM	—
Other revenues, net	346	(57)	799	(20)	996
Total revenues	65,111	(23)	84,079	(31)	122,300
Expenses:
Employee compensation and benefits	42,141	(16)	50,152	(16)	59,959
Sales and marketing	1,194	(42)	2,068	7	1,936
Westwood mutual funds	1,681	(46)	3,097	(19)	3,808
Information technology	8,111	(4)	8,426	(7)	9,103
Professional services	4,271	(1)	4,322	(10)	4,783
General and administrative	8,941	(6)	9,516	(1)	9,564
Impairment expense	3,403	NM	—	NM	—
(Gain) loss on foreign currency transactions	(1,184)	NM	1,854	NM	(2,791)
Total expenses	68,558	(14)	79,435	(8)	86,362
Net operating income (loss)	(3,447)	(174)	4,644	(87)	35,938
Gain on sale of operations	—	NM	—	NM	524
Unrealized gains (losses) on private investments	(711)	(122)	3,296	NM	—
Investment income (expense)	604	(54)	1,318	NM	—
Other income	135	(6)	144	NM	—
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	(4,169)	NM	—	NM	—
Income (loss) before income taxes	$(7,588)	(181)%	$9,402	(74)%	$36,462
Provision for income taxes	1,359	(61)	3,491	(64)	9,711
Net income (loss)	$(8,947)	(251)%	$5,911	(78)%	$26,751
NM - Not meaningful

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Total Revenues. Total revenues decreased $19.0 million, or 23%, to $65.1 million compared with $84.1 million for 2019. The decrease was attributable to a $19.0 million decrease in asset-based advisory fees and a $1.9 million decrease in Trust fees, both primarily due to lower average AUM compared to 2019, partially offset by a $2.0 million increase in performance-based advisory fees, primarily due to higher realization of performance fees in 2020.
Employee Compensation and Benefits. Employee compensation and benefit costs decreased $8.0 million, or 16.0%, to $42.1 million compared with $50.2 million in 2019. The decrease was primarily due to reductions in compensation relating to short- and long-term incentive compensation as a result of lower asset-based revenues as compared to the prior year, and lower headcount.

Sales and marketing. Sales and marketing expenses decreased $0.9 million, or 42%, to $1.2 million compared with $2.1 million for 2019. The decrease was primarily due to lower travel costs as a result of COVID-19.
Westwood Mutual Funds. Westwood mutual funds expenses decreased 46% to $1.7 million compared to $3.1 million for 2019 primarily due to lower service fees following declines in market values for the Westwood funds.
Impairment Expense. Following a sustained decline in the Company's market capitalization, we determined that the entire goodwill related to our Advisory segment was impaired, and we recorded impairment charges of $3.4 million in 2020.
(Gain) loss on foreign currency transactions. We recorded $1.2 million foreign currency transaction gains in 2020 as a result of fluctuations in the Canadian dollar exchange rate.
Unrealized gains (losses) on private investments. We recorded $0.7 million of unrealized losses on private investments in 2020. The decrease in valuation is primarily related to a $0.5 million market value decrease in our investment in Charis, the parent company of Westwood Private Bank ("Charis)." Further information is included in Note 5 "Investments" to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" accompanying this Report.
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary. We recorded a cumulative foreign currency translation adjustment of $4.2 million following the liquidation of Westwood International Advisors in 2020.
Provision for Income Taxes. The effective tax rate was (17.9)% for 2020 compared to 37.1% for 2019. Our income tax rate differed from the 21% statutory rate for 2020, which would have generated a tax benefit to the Company, primarily due to the Canadian withholding tax on repatriation of funds from Westwood International Advisors, permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the grant and vesting dates, and permanent differences related to foreign currency losses and goodwill impairment, partially offset by a state tax refund.
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
(Gain) loss on foreign currency transactions. We recorded $1.9 million of foreign currency transaction losses in 2019 due to a 4% decrease in the Canadian dollar exchange rate.
Unrealized gains on private investments. We recorded $3.3 million of unrealized gains on private investments in 2019. The increase in valuation is primarily related to a $2.8 million valuation step-up in our investment in InvestCloud, a private digital financial services provider ("InvestCloud") and a $0.5 million market value increase in our investment in Charis.
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

Supplemental Financial Information
As supplemental information, we are providing non-GAAP performance measures that we refer to as Economic Earnings and Economic EPS. We provide these measures in addition to, but not as a substitute for, net income (loss) and earnings (loss) per share, which are reported on a generally accepted accounting principles ("GAAP") basis. Our management and Board of Directors review Economic Earnings and Economic EPS to evaluate our ongoing performance, allocate resources, and review our dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income (loss) or earnings (loss) per share, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without also considering financial information prepared in accordance with GAAP.
We define Economic Earnings as net income (loss) plus non-cash equity-based compensation expense, impairment expense, amortization of intangible assets, currency translation adjustment reclassification and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
For the year ended December 31, 2020, our Economic Earnings decreased by 60% to $7.3 million compared with $18.2 million for the year ended December 31, 2019. The current year was impacted by lower revenue due to a decrease in quarterly average AUM and unrealized losses on private investments, partially offset by lower employee compensation costs and higher performance-based fees.
The following table provides a reconciliation of net income to Economic Earnings for the years presented:

	For the years ended December 31, (in thousands, except percentages and per share data)
	2020	Change	2019	Change	2018	Change	2017	Change	2016
Net Income (Loss)	$(8,947)	(251)%	$5,911	(78)%	$26,751	34%	$19,989	(12)%	$22,647
Add: Stock-based compensation expense	6,701	(35)	10,305	(33)	15,283	(7)	16,430	3	15,954
Add: Impairment expense	3,403	NM	—	NM	—	NM	—	NM	—
Add: Intangible amortization	1,721	—	1,726	3	1,672	(11)	1,872	(4)	1,960
Add: Currency translation adjustment reclassification	4,169	NM	—	NM	—	NM	—	NM	—
Add: Tax benefit from goodwill amortization	237	—	237	—	237	(62)	626	14	547
Economic Earnings	$7,284	(60)%	$18,179	(59)%	$43,943	13%	$38,917	(5)%	$41,108
Economic Earnings per Share	$0.91	(58)%	$2.15	(58)%	$5.14	11%	$4.63	(8)%	$5.03

The following table provides Economic Earnings by segment for the years presented:

	For the years ended December 31, (in thousands, except percentages)
	2020	Change	2019	Change	2018	Change	2017	Change	2016
Economic Earnings by Segment:
Advisory	$8,713	(55)%	$19,186	(60)%	$47,574	11%	$42,887	1%	$42,588
Trust	5,668	(24)	7,487	31	5,737	(11)	6,464	12	5,782
Westwood Holdings	(7,097)	(16)	(8,494)	(9)	(9,368)	(10)	(10,434)	44	(7,262)
Total	$7,284	(60)%	$18,179	(59)%	$43,943	13%	$38,917	(5)%	$41,108

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data (in thousands)	2020	2019
Cash and cash equivalents	$13,016	$49,766
Accounts receivable	9,450	13,177
Total liquid assets	$22,466	$62,943
Investments, at fair value	$69,542	$50,324
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We suspended dividends in the second quarter of 2020 in order to preserve capital and provide additional financial flexibility amid the uncertainties created by the COVID-19 pandemic. As of December 31, 2020 and 2019, we had no debt. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and short-term investments of $82.6 million and $100.1 million as of December 31, 2020 and 2019, respectively. On July 27, 2020, Westwood’s Board of Directors approved the closure of Westwood International Advisors, effective September 30, 2020. Following that decision by the Board of Directors, we repatriated over $37.0 million to the United States and primarily invested the cash in short-term investments. At December 31, 2020 and 2019, working capital aggregated $84.5 million and $95.6 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2020, Westwood Trust had approximately $13.9 million in excess of its minimum capital requirement.

	For the years ended December 31,
Cash Flow Data (in thousands)	2020	2019	2018
Operating cash flows	$(9,770)	$32,172	$31,484
Investing cash flows	(4)	(4,848)	3,597
Financing cash flows	(25,812)	(31,870)	(34,115)

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
During 2020, cash flow used in operating activities was $9.8 million, compared to cash provided by operations of $32.2 million during 2019 and $31.5 million during 2018. The decrease of $41.9 million from 2019 to 2020 was primarily due to net purchases of investments, unrealized investment losses and a net loss in 2020. The increase of $0.7 million from 2018 to 2019 was primarily due to cash transferred to our investment accounts offset by changes in operating assets and liabilities and net income.
Cash flow used in investing activities was minimal in 2020. Cash flow used in investing activities during 2019 of $4.8 million was primarily related to our investment in Charis. Cash flow provided by investing activities during 2018 was primarily related to the proceeds from the sale of our Omaha-based component of our Wealth Management business, partially offset by our investment in InvestCloud.
Cash used in financing activities was $25.8 million in 2020 compared to $31.9 million and $34.1 million in 2019 and 2018, respectively. The change from 2019 to 2020 primarily related to repurchases of common stock under our share repurchase plan and lower dividends, following our dividend suspension in the second quarter of 2020. The change from 2018 to 2019 related to repurchases of common stock under our share repurchase plan and the amount of restricted stock shares withheld for annual vesting, partially offset by higher dividends.
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
Cash Dividends
The following table summarizes dividends declared during 2020 and 2019:
2020 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 5, 2020	March 6, 2020	April 1, 2020	$0.43

2019 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 6, 2019	March 8, 2019	April 1, 2019	$0.72
April 24, 2019	June 7, 2019	July 1, 2019	$0.72
July 31, 2019	September 6, 2019	October 1, 2019	$0.72
October 30, 2019	December 6, 2019	January 2, 2020	$0.72
			$2.88

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020 (in thousands).

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase obligations(1)	$12,629	$4,858	$5,825	$1,946	$—

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
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality Fund I, LLC and Westwood Technology Opportunities Fund I, LP (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud and Charis discussed in Note 5 “Investments” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
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
Based on our analyses, we determined the Westwood Funds® and Private Equity (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights.
Based on our analyses of our investments in these entities for the periods ending December 31, 2020 and 2019, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results.
Goodwill
Goodwill is tested at least annually for impairment. We assess the recoverability of the carrying amount of goodwill either qualitatively or quantitatively as of July 1 of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include declines in revenues, earnings or cash flows, or the development of a material adverse change in the business climate.
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, which is referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than the carrying amount. We assess goodwill for impairment using either a qualitative or quantitative assessment. The qualitative assessment includes consideration of the current trends in the industry in which we operate, macroeconomic conditions and recent financial performance of our reporting units. The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference.
The fair value of each reporting unit is estimated using a market multiple approach and an income approach. The key assumptions used in the market multiple valuation require significant management judgment, including the determination of our peer group and the valuation multiples of such peer group. The income approach is based on the long-term projected future cash flows of the reporting units. These cash flows are determined based on revenue and expense projections over each of the next five years and a terminal revenue growth rate thereafter. We discount the estimated cash flows to present value using a weighted average cost of capital ("the discount rate") that considers factors such as market assumptions, the timing of cash flows and the risks inherent in such cash flows. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
Following a sustained decline in the Company's market capitalization, we determined that the entire goodwill related to our Advisory segment was impaired, and recorded impairment charges of $3.4 million during the year ended December 31, 2020 to "Impairment expense" on the Consolidated Statements of Comprehensive Income (Loss).
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
There was no goodwill impairment in the Trust segment, nor were there any goodwill impairments recorded during the years ended December 31, 2018 and 2019.
Accounting for Income Taxes
We operate in several states and countries and are required to allocate our income, expenses and earnings under the various laws and regulations of these tax jurisdictions. Accordingly, our provision for income taxes reflects the statutory tax obligations of the jurisdictions in which we operate. Significant judgment and complex calculations are used when determining our tax liability and in evaluating our tax positions, and we are subject to audits by taxing authorities in each of the jurisdictions in which we operate. We adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. Changes in tax laws may result in changes to our tax position and effective tax rates. We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income (Loss). On December 22, 2017, the Tax Reform Act was signed into law. Further information on the tax impacts of the Tax Reform Act is included in Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”
We are required to assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. As of December 31, 2020 and 2019, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income does not result in future years, a valuation allowance may be required.
We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority based on the merits of the position. We periodically review our tax positions and adjust the balances as new information becomes available. In making these assessments, we often must analyze complex tax laws of multiple domestic and international jurisdictions. The actual outcome of our tax positions, if significantly different from our estimates, could materially impact the financial statements. Further information on uncertain tax positions is included in Note 8 “Income Taxes” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”
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
Securities Markets and Interest Rates
The value of AUM is affected by fluctuations in securities markets and changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of AUM, our revenues may be adversely affected by a decline in the prices of securities or changing interest rates. A hypothetical 10% decrease in our average AUM during the year ended December 31, 2020 would have reduced our reported consolidated total revenue by approximately $6 million.

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2020, Westwood’s internal control over financial reporting is effective based on those criteria.
Westwood is not required to, nor did it, engage an independent registered public accounting firm to issue an audit report on our assessment of Westwood's internal control over financial reporting.

By:	/s/ Brian O. Casey
Brian O. Casey, President & Chief Executive Officer

/s/ Murray Forbes III
Murray Forbes III, Chief Financial Officer & Treasurer
March 4, 2021
Dallas, Texas

Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is, or will be, set forth in the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information as of December 31, 2020 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Seventh Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries, which are our only equity compensation plans in effect at that time. The material terms of these plans were approved by our stockholders and are discussed in Note 7 “Employee Benefits” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	684,000	(1)
(1) 684,000 shares are available under our Seventh Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan. Our Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries was effectively terminated following the closure of Westwood International Advisors.
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
Financial Statement Schedules
The financial statements included in this Report are listed in the Index to Financial Statements on page 1 of this Report. Schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions or are not applicable.
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
Dated: March 4, 2021
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
Raymond E. Wooldridge

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and Board of Directors of Westwood Holdings Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Trust Reporting Unit
Critical Audit Matter Description
The Company assesses the recoverability of the carrying amount of goodwill at least annually at the reporting unit level. The Company has identified two reporting units, which are consistent with its reporting segments: Advisory and Trust. The fair value of each reporting unit is estimated using a market multiple approach and an income approach. The income approach is based on the long-term projected future cash flows of the reporting unit. These cash flows are determined based on revenue and expense projections over each of the next five years and a terminal revenue growth rate thereafter. The Company discounts the estimated cash flows to present value using a weighted average cost of capital (the “discount rate”). An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company’s annual goodwill impairment assessment for 2020 resulted in full impairment of goodwill related to the Advisory reporting unit and no goodwill impairment for the Trust reporting unit. The Goodwill balance was $16.4 million as of December 31, 2020, all of which related to the Trust reporting unit.
We identified goodwill for the Trust reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Trust reporting unit using the income approach. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and terminal growth rate and the projections of future revenue.
2

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate, terminal growth rate and projections of future revenue used by management to estimate the fair value of the Trust reporting unit included the following, among others:
•We evaluated management’s ability to accurately forecast future revenues of the Trust reporting unit by comparing actual results to management’s historical projections.
•We evaluated the reasonableness of management’s revenue forecasts by comparing the projections to:
–Historical revenues and revenue growth rates.
–Internal communications to management and the Board of Directors.
–Forecasted information included in industry and analyst reports for companies in the Company’s peer group.
•We evaluated the impact of changes in management’s revenue projections from the July 1, 2020, annual measurement date to December 31, 2020.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) terminal growth rate, and (3) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 4, 2021

We have served as the Company's auditor since 2015.

3

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values and share amounts)

	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$13,016	$49,766
Accounts receivable	9,450	13,177
Investments, at fair value	69,542	50,324
Income taxes receivable	1,700	1,150
Other current assets	2,606	2,544
Total current assets	96,314	116,961
Investments	8,154	8,154
Noncurrent investments at fair value	3,527	4,238
Goodwill	16,401	19,804
Deferred income taxes	1,468	2,216
Operating lease right-of-use assets	6,103	7,562
Intangible assets, net	13,535	15,256
Property and equipment, net of accumulated depreciation of $8,056 and $7,395	3,186	4,152
Other long-term assets	464	364
Total long-term assets	52,838	61,746
Total assets	$149,152	$178,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,627	$2,145
Dividends payable	810	7,362
Compensation and benefits payable	7,448	9,975
Operating lease liabilities	1,718	1,584
Income taxes payable	191	289
Total current liabilities	11,794	21,355
Accrued dividends	526	1,303
Noncurrent operating lease liabilities	6,121	7,762
Total long-term liabilities	6,647	9,065
Total liabilities	18,441	30,420
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,500,549 and outstanding 8,326,948 shares at December 31, 2020; issued 10,306,570 and outstanding 8,881,086 shares at December 31, 2019	105	103
Additional paid-in capital	210,268	203,441
Treasury stock, at cost – 2,173,559 shares at December 31, 2020; 1,425,483 shares at December 31, 2019	(77,967)	(63,281)
Accumulated other comprehensive loss	—	(2,943)
Retained earnings (accumulated deficit)	(1,695)	10,967
Total stockholders’ equity	130,711	148,287
Total liabilities and stockholders’ equity	$149,152	$178,707

See Notes to Consolidated Financial Statements.
4

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except shares and per share data)

	Years ended December 31,
	2020	2019	2018
Revenues:
Advisory fees:
Asset-based	$38,028	$57,033	$89,367
Performance-based	2,808	764	2,984
Trust fees	23,563	25,483	28,953
Trust performance-based	366	—	—
Other, net	346	799	996
Total revenues	65,111	84,079	122,300
Expenses:
Employee compensation and benefits	42,141	50,152	59,959
Sales and marketing	1,194	2,068	1,936
Westwood mutual funds	1,681	3,097	3,808
Information technology	8,111	8,426	9,103
Professional services	4,271	4,322	4,783
General and administrative	8,941	9,516	9,564
Impairment expense	3,403	—	—
(Gain) loss on foreign currency transactions	(1,184)	1,854	(2,791)
Total expenses	68,558	79,435	86,362
Net operating income (loss)	(3,447)	4,644	35,938
Gain on sale of operations	—	—	524
Unrealized gains (losses) on private investments	(711)	3,296	—
Investment income	604	1,318	—
Other income	135	144	—
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	(4,169)	—	—
Income (loss) before income taxes	(7,588)	9,402	36,462
Provision for income taxes	1,359	3,491	9,711
Net income (loss)	$(8,947)	$5,911	$26,751
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,226)	1,940	(3,119)
Reclassification of cumulative foreign currency translation adjustments to net income (loss) upon liquidation of a foreign currency	4,169	—	—
Total comprehensive income (loss)	$(6,004)	$7,851	$23,632

Earnings (loss) per share:
Basic	$(1.12)	$0.70	$3.20
Diluted	$(1.12)	$0.70	$3.13
Weighted average shares outstanding:
Basic	7,987,554	8,408,017	8,365,360
Diluted	7,987,554	8,463,239	8,547,370

See Notes to Consolidated Financial Statements.

5

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
BALANCE, December 31, 2017	8,899,587	$100	$179,241	$(49,788)	$(1,764)	$28,607	$156,396
Net income	—	—	—	—	—	26,751	26,751
Other comprehensive loss	—	—	—	—	(3,119)	—	(3,119)
Issuance of restricted stock, net of forfeitures	201,756	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	15,283	—	—	—	15,283
Reclassification of compensation liability to be paid in shares	—	—	165	—	—	—	165
Dividends declared ($2.76 per share)	—	—	—	—	—	(24,833)	(24,833)
Purchases of treasury stock	(121,320)	—	—	(4,726)	—	—	(4,726)
Issuance of treasury stock under employee stock plans	10,327	—	(571)	571	—	—	—
Restricted stock returned for payment of taxes	(85,448)	—		(4,768)	—	—	(4,768)
BALANCE, December 31, 2018	8,904,902	$102	$194,116	$(58,711)	$(4,883)	$30,525	$161,149
Net income	—	—	—	—	—	5,911	5,911
Other comprehensive income	—	—	—	—	1,940	—	1,940
Issuance of restricted stock, net of forfeitures	123,986	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	10,305	—	—	—	10,305
Reclassification of compensation liability to be paid in shares	—	—	232	—	—	—	232
Dividends declared ($2.88 per share)	—	—	—	—	—	(25,469)	(25,469)
Purchases of treasury stock	(110,606)	—	—	(3,394)	—	—	(3,394)
Issuance of treasury stock under employee stock plans	24,840	—	(1,211)	1,211	—	—	—
Restricted stock returned for payment of taxes	(62,036)	—	—	(2,387)	—	—	(2,387)
BALANCE, December 31, 2019	8,881,086	$103	$203,441	$(63,281)	$(2,943)	$10,967	$148,287
Net loss	—	—	—	—	—	(8,947)	(8,947)
Foreign currency translation adjustments	—	—	—	—	(1,226)	—	(1,226)
Foreign currency translation adjustments reclassification	—	—	—	—	4,169	—	4,169
Issuance of restricted stock, net of forfeitures	193,968	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	6,701	—	—	—	6,701
Reclassification of compensation liability to be paid in shares	—	—	212	—	—	—	212
Dividends declared ($0.43 per share), net of forfeitures	—	—	—	—	—	(3,715)	(3,715)
Purchases of treasury stock	(679,756)	—	—	(12,952)	—	—	(12,952)
Purchase of treasury stock under employee stock plans	(27,474)	—	—	(697)	—	—	(697)
Issuance of treasury stock under employee stock plans	2,169	—	(84)	83	—	—	(1)
Restricted stock returned for payment of taxes	(43,045)	—	—	(1,120)	—	—	(1,120)
BALANCE, December 31, 2020	8,326,948	$105	$210,268	$(77,967)	$—	$(1,695)	$130,711
See Notes to Consolidated Financial Statements.
6

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(8,947)	$5,911	$26,751
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	921	898	867
Amortization of intangible assets	1,721	1,726	1,672
Unrealized (gains) losses on investments	1,056	(3,650)	737
Stock-based compensation expense	6,701	10,305	15,283
Deferred income taxes	754	2,906	(1,749)
Loss on asset disposition	48	—	—
Gain on sale of operations	—	—	(524)
Non-cash lease expense	1,500	1,151	1,062
Impairment of goodwill	3,403	—	—
Currency translation adjustment reclassification	4,169	—	—
Changes in operating assets and liabilities:
Net (purchases) sales of investments – trading securities	(19,562)	15,811	(15,194)
Accounts receivable	3,683	5,404	2,678
Other current assets	(170)	(608)	3,755
Accounts payable and accrued liabilities	(526)	(382)	(644)
Compensation and benefits payable	(2,270)	(5,018)	(3,636)
Income taxes payable	(690)	(849)	1,643
Other liabilities	(1,561)	(1,433)	(1,217)
Net cash (used in) provided by operating activities	(9,770)	32,172	31,484
Cash flows from investing activities:
Purchases of property, equipment and other	(93)	(593)	(991)
Proceeds from Omaha divestiture	—	—	10,013
Purchases of investments	—	(3,671)	(5,425)
Additions to internally developed software	—	(584)	—
Proceeds on sale of property and equipment	89	—	—
Net cash provided by (used in) investing activities	(4)	(4,848)	3,597
Cash flows from financing activities:
Purchases of treasury stock	(12,952)	(2,414)	(4,000)
Purchases of treasury stock under employee stock plans	(697)	(980)	(726)
Restricted stock returned for payment of taxes	(1,120)	(2,387)	(4,768)
Cash dividends paid	(11,043)	(26,089)	(24,621)
Net cash used in financing activities	(25,812)	(31,870)	(34,115)
Effect of currency rate changes on cash	(1,164)	1,863	(2,766)
Net decrease in cash and cash equivalents	(36,750)	(2,683)	(1,800)
Cash and cash equivalents, beginning of year	49,766	52,449	54,249
Cash and cash equivalents, end of year	$13,016	$49,766	$52,449
Supplemental cash flow information:
Cash paid during the year for income taxes	$1,271	$1,431	$9,766
Accrued dividends	$1,336	$8,666	$9,286
Tenant allowance included in Property and equipment	$—	$—	$237
See Notes to Consolidated Financial Statements.
7

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
Westwood Management provides investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Prior to its liquidation, our wholly owned subsidiary, Westwood International Advisors, provided investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund (which was liquidated in June 2020), individual investors and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds (“CTFs”) to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management ("AUM"). Accordingly, fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Westwood Management is registered with the Securities and Exchange Commission ("SEC") as an investment advisor ("RIA") under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.
As a result of the liquidation and closures of Westwood International Advisors and our Toronto office, in 2020 we recognized $0.5 million of severance expense, $0.3 million of lease impairment expense and $0.1 million of vendor contract related costs, offset by $1.3 million restricted stock forfeitures. The severance expense and restricted stock forfeitures were recognized within "Employee compensation and benefits," the lease impairment expense was recognized within "General and administrative," and the vendor contract costs were recognized within "Information technology" on the Consolidated Statements of Comprehensive Income (Loss).
Additionally, we repatriated previously undistributed income to the United States from Canada and incurred $1.1 million of withholding taxes (net of U.S. federal tax deduction). The withholding taxes were recognized in "Income tax expense" on the Consolidated Statements of Comprehensive Income (Loss).
Divestiture of our Omaha Operations
On September 6, 2017, we entered into an agreement to sell the Omaha-based component of our Wealth Management business. The sale closed on January 12, 2018. We received proceeds of $10.0 million, net of working capital requirements, and recorded a $0.5 million gain on the sale, which is included as “Gain on sale of operations” on our Consolidated Statements of Comprehensive Income (Loss). The sale reduced our goodwill and intangible assets, but did not have a material impact on our Consolidated Balance Sheets. The following table presents cash proceeds received and net assets sold (in thousands):

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
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality Fund I, LLC and Westwood Technology Opportunities Fund I, LP (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds®, and (iii) our investments in InvestCloud and Charis discussed in Note 5 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
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
Based on our analyses, we determined the Westwood Funds® and Private Equity (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights.
Based on our analyses of our investments in these entities for the periods ending December 31, 2020 and 2019, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method.
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
Investments
With the exception of our investment in Charis, which is discussed below under "Fair Value of Financial Instruments", our investments that are measured at fair market value are classified as trading securities and are carried at quoted market values on the accompanying Consolidated Balance Sheets. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.
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
Fair Value of Financial Instruments
We determined the estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 5 “Investments” and 6 “Fair Value of Financial Instruments” are not necessarily indicative of either the amounts realizable upon disposition of these instruments or of our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, prepaid income taxes, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, equity funds, equities and exchange-traded bond funds, equals fair value based on prices quoted in active markets and, with respect to funds, the reported net asset value (“NAV”) of the shares held. Market values of our money market holdings generally do not fluctuate.
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
We test more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include declines in revenues, earnings or cash flows, or the development of a material adverse change in the business climate. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, which is referred to as a component. We have identified two reporting units, which are consistent with our reporting segments: Advisory and Trust. The Company is not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than the carrying amount. We assess goodwill for impairment using either a qualitative or quantitative assessment. The qualitative assessment includes consideration of the current trends in the industry in which we operate, macroeconomic conditions and recent financial performance of our reporting units. The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair
10

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The fair value of each reporting unit is estimated using a market multiple approach and an income approach.
During the third quarter of 2020 we completed our annual goodwill impairment assessment. Following a sustained decline in the Company's market capitalization, we determined that the entire goodwill related to our Advisory segment was impaired, and recorded impairment charges of $3.4 million to "Impairment expense" on the Consolidated Statements of Comprehensive Income (Loss). As part of our evaluation, we determined the fair value of each of our reporting units using a weighted average approach of the market and income approaches. As part of this current assessment, we determined that an increase in the discount rate (from the prior assessment) applied in the valuation was required to align with market-based assumptions. The higher discount rate, in conjunction with revised long-term projections, resulted in a lower fair value of the Advisory segment.
There was no goodwill impairment in the Trust segment, nor were there any goodwill impairments recorded during 2018 or 2019.
Our intangible assets represent the acquisition date fair value of the acquired client relationships, trade names and the cost of internally-developed software, each of which is reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review our intangible assets for events or circumstances that would indicate impairment. See Note 10 “Goodwill and Other Intangible Assets.”
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
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. Our revenues from a contract asset related to wealth management software, and its implementation, are recognized over time, and all other revenues are recognized at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues. Advisory and Trust fees are calculated based on a percentage of AUM and the performance obligation is realized over the then-current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.
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
Stock-Based Compensation
We have issued restricted stock to certain U.S. employees and Board of Directors in accordance with our Seventh Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation and adopted Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting effective January 1, 2017.
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
11

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provided compensation in the form of common stock for services performed by employees of Westwood International Advisors, prior to its 2020 closure. We recorded compensation costs for these awards on a straight-line basis over the vesting period once we determined it was probable that the award would be earned.  Awards expected to be settled in shares were funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquired Westwood common shares in market transactions and held such shares until the shares were vested and distributed, or forfeited. Shares held in the trust were shown on our Consolidated Balance Sheet as treasury shares. Until shares were acquired by the trust, we recorded compensation costs and measured the liability as a cash-based award, which was included in “Compensation and benefits payable” on our Consolidated Balance Sheets. For the year ended December 31, 2020, there was no compensation expense recorded for these awards. For the years ended December 31, 2019 and 2018, the compensation expense recorded for these awards was $0.2 million and $0.1 million, respectively. When the number of shares related to an award was determinable, the award became an equity award accounted for in a manner similar to restricted stock, which is described in Note 7 “Employee Benefits.”
Currency Translation and Re-measurement
Assets and liabilities of Westwood International Advisors, our non-U.S. dollar functional currency subsidiary, are translated at exchange rates as of applicable reporting dates. The gains and losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are recorded through other comprehensive income (loss).
Following the closure and liquidation of Westwood International Advisors, we reclassified foreign currency translation adjustments of $4.2 million from accumulated other comprehensive income (loss) to net income (loss) in the year ended December 31, 2020.
Revenue and expense transactions are recorded at the rates of exchange prevailing on the dates of the transactions. Gains and losses resulting from transactions in foreign currencies are included in “(Gain) loss on foreign currency transactions” in our Consolidated Statements of Comprehensive Income (Loss). For the year ended December 31, 2020, we recorded a gain of $1.2 million, for the year ended December 31, 2019, we recorded a loss of $1.9 million, and for the year ended December 31, 2018, we recorded a gain of $2.8 million.
Income Taxes
We file a U. S. federal income tax return as a consolidated group for Westwood and its U.S.-based subsidiaries. We file a Canadian income tax return for Westwood International Advisors. Deferred income tax assets and liabilities are determined based on temporary differences between the financial statements and income tax bases of assets and liabilities as measured at enacted income tax rates.
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
We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority based on the merits of the position. We include penalties and interest on income-based taxes, if any, in the “General and administrative” line on our Consolidated Statements of Comprehensive Income (Loss). See Note 8 “Income Taxes.”
Recent Accounting Pronouncements
Recently Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The purpose of this amendment is to simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The amendments in this ASU are effective for
12

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years and interim periods beginning after December 15, 2019. We adopted this ASU as of January 1, 2020, and there was no significant impact on our Consolidated Financial Statements. Information regarding the impairment of goodwill related to our Advisory segment is included in Note 10 "Goodwill and Other Intangible Assets."
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of this amendment is to modify, remove and add certain disclosure requirements for fair value measurements. Under ASU 2018-13, entities are required to disclose the amount of total gains or losses recognized in other comprehensive income (loss) attributable to assets and liabilities categorized within Level 3 of the fair value hierarchy. The ASU includes an incremental requirement about significant unobservable inputs for Level 3 fair value measurements. The requirement to disclose reasons for transfers between Level 1 and Level 2 was removed. Various requirements for Level 3 disclosure were also modified. The amendments in this ASU are effective for all entities for fiscal years and interim periods beginning after December 15, 2019. We adopted this ASU as of January 1, 2020, and further information is included in Note 6 "Fair Value Measurements." There was no significant impact on our Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The purpose of this amendment is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this ASU as of January 1, 2020 under the prospective transition method. Incremental costs related to hosting arrangements will be recorded on the Consolidated Balance Sheets in either other current or other long-term assets, instead of intangible assets, net. Related amortization will be recorded in information technology expense on the Consolidated Statements of Comprehensive Income (Loss). Amortization of previously capitalized costs was recorded in general and administrative expense.
In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The purpose of this amendment is to amend ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20, Financial Instruments-Credit Losses: Amortization Cost, if the instruments are eligible for the fair value option under Accounting Standards Codification 825 - Financial Instruments. The fair value option election does not apply to held-to-maturity debt securities. The amendments in this update are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this ASU as of January 1, 2020, and it did not have a significant impact on our Consolidated Financial Statements.
Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We do not expect the amendment to have a material impact on our Consolidated Financial Statements, and we plan to adopt the standard within the required time frame.
3. REVENUE
Advisory Fee Revenues
Our advisory fees are generated by Westwood Management and Westwood International Advisors (prior to its closure, effective September 30, 2020), for managing client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of AUM and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Consolidated Financial Statements contain no deferred advisory fee revenues. Advisory clients typically consist of institutional and mutual fund accounts.
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
Other Revenues
Following the execution of a $2.6 million contract with a service provider, we recognized contract revenue of $0.4 million for the year ended December 31, 2020, which was recognized for financial reporting purposes over time. We estimate contract revenue based upon the expected value method, which requires significant judgment regarding probabilities of consideration amounts, variable considerations and constraints. We did not recognize any contract revenue for the years ended December 31, 2018 or 2019.
Revenue Disaggregated
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Year Ended December 31,
	2020	2019	2018
Advisory Fees:
Institutional	$26,701	$37,289	$59,345
Mutual Funds	10,857	19,288	29,792
Wealth Management	470	456	230
Performance-based	2,808	764	2,984
Trust Fees	23,563	25,483	28,953
Trust Performance-based	366	—	—
Other	346	799	996
Total revenues	$65,111	$84,079	$122,300

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):
14

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$696	$—	$—	$—	$696
Canada	1,505	—	—	—	1,505
Europe	2,707	—	1,570	—	4,277
U.S.	33,120	23,563	1,604	346	58,633
Total	$38,028	$23,563	$3,174	$346	$65,111

Year Ended December 31, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$1,639	$—	$—	$—	$1,639
Australia	591	—	—	—	591
Canada	2,740	—	—	282	3,022
Europe	3,703	—	764	—	4,467
U.S.	48,360	25,483	—	517	74,360
Total	$57,033	$25,483	$764	$799	$84,079

Year Ended December 31, 2018	Advisory	Trust	Performance-based	Other	Total
Asia	$4,305	$—	$—	$—	$4,305
Australia	3,783	—	—	—	3,783
Canada	6,605	—	—	163	6,768
Europe	4,860	—	—	—	4,860
U.S.	69,814	28,953	2,984	833	102,584
Total	$89,367	$28,953	$2,984	$996	$122,300

4. SEGMENT REPORTING:
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
Advisory
Our Advisory segment provides investment advisory services to (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals, (ii) sub-advisory relationships where Westwood provides investment management services to the Westwood Funds®, funds offered by other financial institutions and funds offered by our Trust segment and (iii) pooled investment vehicles, including the UCITS Fund (liquidated in June 2020) and collective investment trusts. Westwood Management and Westwood International Advisors (prior to its closure, effective September 30, 2020), which provide investment advisory services to similar clients, are included in our Advisory segment.
Trust
Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

15

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2020
Revenues:
Net fee revenues from external sources	$40,836	$23,929	$—	$—	$64,765
Net intersegment revenues	2,338	263	—	(2,601)	—
Net interest and dividend revenue	35	—	—	—	35
Other revenue	311	—	—	—	311
Total revenues	43,520	24,192	—	(2,601)	65,111
Expenses:
Depreciation and amortization	322	1,656	664	—	2,642
Impairment expense	3,403	—	—	—	3,403
Other operating expenses	34,675	17,398	13,041	(2,601)	62,513
Total expenses	38,400	19,054	13,705	(2,601)	68,558
Unrealized losses on private investments	(311)	(222)	(178)	—	(711)
Investment income	552	52	—	—	604
Other income	—	—	135	—	135
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	—	—	(4,169)	—	(4,169)
Income (loss) before income taxes	5,361	4,968	(17,917)	—	(7,588)
Income tax expense (benefit)	3,456	1,977	(4,074)	—	1,359
Net income (loss)	$1,905	$2,991	$(13,843)	$—	$(8,947)

Segment assets	$204,827	$54,749	$17,247	$(127,671)	$149,152
Segment goodwill	$—	$16,401	$—	$—	$16,401
Expenditures for long-lived assets	$20	$24	$49	$—	$93

Year Ended December 31, 2019
Revenues:
Net fee revenues from external sources	$57,797	$25,483	$—	$—	$83,280
Net intersegment revenues	3,457	236	—	(3,693)	—
Net interest and dividend revenue	103	—	—	—	103
Other revenue	696	—	—	—	696
Total revenues	62,053	25,719	—	(3,693)	84,079
Expenses:
Depreciation and amortization	311	1,765	548	—	2,624
Other operating expenses	46,235	19,672	14,597	(3,693)	76,811
Total expenses	46,546	21,437	15,145	(3,693)	79,435
Unrealized gains on private investments	1,438	1,026	832	—	3,296
Investment income	1,017	298	3	—	1,318
Other income	—	—	144	—	144
Income (loss) before income taxes	17,962	5,606	(14,166)	—	9,402
Income tax expense (benefit)	4,308	1,459	(2,276)	—	3,491
Net income	$13,654	$4,147	$(11,890)	$—	$5,911

Segment assets	$242,854	$51,274	$24,732	$(140,153)	$178,707
Segment goodwill	$3,403	$16,401	$—	$—	$19,804
Expenditures for long-lived assets	$288	$223	$82	$—	$593

16

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2018
Revenues:
Net fee revenues from external sources	$92,351	$28,953	$—	$—	$121,304
Net intersegment revenues	6,973	238	—	(7,211)	—
Net interest and dividend revenue	708	202	—	—	910
Other revenue	53	33	—	—	86
Total revenues	100,085	29,426	—	(7,211)	122,300
Expenses:
Depreciation and amortization	276	1,764	499	—	2,539
Other operating expenses	48,970	25,467	16,597	(7,211)	83,823
Total expenses	49,246	27,231	17,096	(7,211)	86,362
Gain (loss) on sale of operations	(1)	(16)	541	—	524
Income (loss) before income taxes	50,838	2,179	(16,555)	—	36,462
Income tax expense (benefit)	12,032	572	(2,893)	—	9,711
Net income (loss)	$38,806	$1,607	$(13,662)	$—	$26,751

Segment assets	$230,565	$64,196	$19,240	$(114,818)	$199,183
Segment goodwill	$3,403	$16,401	$—	$—	$19,804
Expenditures for long-lived assets	$314	$295	$382	$—	$991

Geographical information
Refer to Note 3, “Revenue” for our revenue disaggregated by our clients' geographical location.

	As of December 31,
(in thousands)	2020	2019
Property and equipment, net, by geographic area:
U.S.	$3,186	$4,095
Canada	—	57
Total Property and equipment, net	$3,186	$4,152

5. INVESTMENTS:
During 2018, we made a $5.4 million strategic investment in InvestCloud, which is included in “Investments” on our Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. Following observable price changes for this investment in the year ended December 31, 2019, we recorded a gain of $2.8 million in "Unrealized gains on private investments" on our Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2020, there were no additional observable price changes or indicators of impairment for this investment.
In 2019 we made a $3.4 million strategic private equity investment in Charis, which is included in "Noncurrent investments at fair value" on our Consolidated Balance Sheets. In the year ended December 31, 2020, we recorded an unrealized loss of $0.5 million in "Unrealized gains (losses) on private investments" on our Consolidated Statements of Comprehensive Income (Loss), primarily as a result of the global macroeconomic effects of the COVID-19 pandemic. In the year ended December 31, 2019, we recorded a gain of $0.6 million in "Unrealized gains (losses) on private investments" following fair value increases resulting from market transactions on our Consolidated Statements of Comprehensive Income (Loss).
In 2019 we made a $0.3 million investment in Westwood Hospitality Fund I, LLC, a private investment fund. Our investment is included in “Noncurrent investments at fair value” on our Consolidated Balance Sheets, and it is measured at fair value on a recurring basis using net asset value (“NAV”) as a practical expedient.
17

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020:
U.S. Government and Government agency obligations	$65,132	$2	$(180)	$64,954
Money market funds	4,003	—	—	4,003
Equity funds	90	—	(5)	85
Equities	288	94	—	382
Exchange-traded bond funds	115	3	—	118
Total trading securities	$69,628	$99	$(185)	$69,542
Private investment fund	250	—	(154)	96
Private equity	3,420	11	—	3,431
Total investments carried at fair value	$73,298	$110	$(339)	$73,069

December 31, 2019:
U.S. Government and Government agency obligations	$39,074	$174	$—	$39,248
Money market funds	4,592	—	—	4,592
Equity funds	6,399	85	—	6,484
Total trading securities	$50,065	$259	$—	$50,324
Private investment fund	250	13	—	263
Private equity	3,420	555	—	3,975
Total investments carried at fair value	$53,735	$827	$—	$54,562

The following amounts, except for income tax amounts, are included in our Consolidated Statements of Comprehensive Income (Loss) under the headings “Other revenues, net," "Unrealized gains (losses) on private investments," or "Investment Income" for 2020 and 2019. For 2018, the following amounts are included under the heading "Other revenues, net" (in thousands):

	2020	2019	2018
Realized gains	$110	$707	$920
Realized losses	(116)	(122)	(121)
Net realized gains (losses)	$(6)	$585	$799
Income tax expense from gains (losses)	$(1)	$123	$168
Interest income – trading	$786	$894	$620
Dividend income	$101	$283	$290
Unrealized gains/(losses)	$(1,056)	$3,650	$(737)

There were no corporate funds invested in Westwood Funds® as of December 31, 2020. $6.4 million of corporate funds were invested in Westwood Funds® as of December 31, 2019, which are included in “Investments, at fair value” on our Consolidated Balance Sheets. See Note 15 “Variable Interest Entities.”
6. FAIR VALUE MEASUREMENTS:
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
•Level 1 – quoted market prices in active markets for identical assets and liabilities
18

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – unobservable inputs where there is little or no market activity
Our strategic investment in InvestCloud discussed in Note 5 "Investments" is excluded from the recurring fair value table shown below, as we have elected to apply the measurement alternative for that investment.
The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV (1)	Total
As of December 31, 2020
Investments in trading securities	$69,542	$—	$—	$—	$69,542
Private investment fund	—	—	—	96	96
Private equity	—	—	3,431	—	3,431
Total assets measured at fair value	$69,542	$—	$3,431	$96	$73,069

As of December 31, 2019
Investments in trading securities	$50,324	$—	$—	$—	$50,324
Private investment fund	—	—	—	263	263
Private equity	—	—	3,975	—	3,975
Total assets measured at fair value	$50,324	$—	$3,975	$263	$54,562
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

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Years ended December 31,
	2020	2019
Beginning balance	$3,975	$—
Purchases	—	3,420
Unrealized gains (losses)	(544)	555
Ending balance	$3,431	$3,975

The December 31, 2020 private investment fair value of $3.4 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $1.20 to $1.80 per share, with a weighted average of $1.28 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.
7. EMPLOYEE BENEFITS:
Restricted Stock Awards
We have issued restricted shares to certain employees and non-employee directors. The Plan reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In April 2020, stockholders approved an additional 350,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to
19

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5,398,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At December 31, 2020, approximately 684,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2020	2019	2018
Service condition restricted stock expense	$6,348	$7,240	$9,941
Performance-based restricted stock expense	1,280	2,388	4,760
Restricted stock expense under the Plan	7,628	9,628	14,701
Canadian Plan restricted stock expense	(927)	677	582
Total stock-based compensation expense	$6,701	$10,305	$15,283
Total income tax benefit recognized related to stock-based compensation	$953	$1,932	$3,592

Restricted Stock
Under the Plan, we have granted to certain employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions. We accrue dividends on unvested restricted stock, which are due and payable upon vesting of restricted stock. Accrued dividends coming due within the next twelve months are included in “Dividends payable” on the Consolidated Balance Sheets, with the remaining noncurrent portion of accrued dividends included in “Accrued dividends” on the Consolidated Balance Sheets. At December 31, 2020, we had $0.8 million and $0.5 million in Dividends payable and Accrued dividends, respectively, and the Dividends payable were related to unvested restricted stock. At December 31, 2019, we had $7.4 million and $1.3 million in Dividends payable and Accrued dividends, respectively.
As of December 31, 2020, there was approximately $10.3 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.2 years. In order to satisfy tax liabilities that employees will owe on their shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs to cover minimum tax withholding requirements. We withheld 43,045 shares in 2020 for this purpose. Our two types of restricted stock grants under the Plan are discussed below.
20

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Subject Only to a Service Condition
For the years ended December 31, 2020, 2019 and 2018, we granted restricted stock to certain employees and non-employee directors. Employee shares generally vest over four years and Director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period.
The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	396,598	$48.31
Granted	262,373	27.39
Vested	(140,974)	53.06
Forfeited	(68,394)	38.21
Non-vested, December 31, 2020	449,603	$36.15

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2020	2019	2018
Weighted-average grant date fair value	$27.39	$38.64	$55.92
Fair value of shares vested (in thousands)	$7,480	$9,273	$11,189

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
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2020	80,975	$49.73
Vested	(35,275)	55.11
Non-vested, December 31, 2020	45,700	$45.58

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2020	2019	2018
Weighted-average grant date fair value	$—	$37.90	$51.85
Fair value of shares vested (in thousands)	$1,944	$4,515	$5,485
21

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Canadian Plan
As discussed in Note 2, the Canadian Plan provided compensation in the form of common stock for services performed by employees of Westwood International Advisors. On July 27, 2020, Westwood’s Board of Directors approved the closure of Westwood International Advisors, effective September 30, 2020.
During the year ended December 31, 2020, the trust formed pursuant to the Canadian Plan purchased 27,474 Westwood common shares in the open market for approximately $0.7 million. The subsequent closure of the Westwood International Advisors office resulted in forfeitures of 56,625 shares, which reduced the Company's expenses by $1.3 million in the year ended December 31, 2020. As of December 31, 2020, there is no unrecognized compensation cost related to restricted stock grants under the Canadian Plan.
Mutual Fund Share Incentive Awards
We may grant mutual fund incentive awards, which are annual bonus awards based on our mutual funds achieving specific performance goals, to specific employees. Awards granted are notionally credited to a participant account maintained by us that contains a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account. We maintain the award in a corporate investment account until vesting. The investment may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Unvested mutual fund awards are included under "Investments, at fair value" on our Consolidated Balance Sheets.
Awards vest after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award, which is three years. During the year in which the amount of the award is determined, we record expense based on the expected value of the award. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the years ended December 31, 2020, and 2019, mutual fund share incentive award activity was insignificant. For the year ended December 31, 2018, we recorded expense of $0.3 million related to mutual fund share incentive awards. As of both December 31, 2020 and 2019, we had an accrued liability of $0.1 million related to mutual fund incentive awards.
Deferred Share Units
We had a deferred share unit (“DSU”) plan for employees of Westwood International Advisors. A DSU is an award linked to the value of Westwood’s common stock and is represented by a notional credit to a participant account. The value of a DSU is initially equal to the value of a share of our common stock. DSUs vested 50%, 25% and 25% after two, three and four years of service, respectively, and became fully vested after four years of service. The liability for these units is settled in cash upon termination of the participant’s service. We record expense for DSUs based on the number of units vested on a straight line basis, which may increase or decrease based on changes in the price of our common shares, and will increase for additional units received from dividends declared on our shares. As of December 31, 2020, we had an accrued liability of $0.3 million for 18,261 deferred share units related to the 2012 to 2018 awards issued from 2013 to 2019, which is based on the $14.50 per share closing price of our common stock on the last trading day of the year ended December 31, 2020. As of December 31, 2019, we had an accrued liability of $0.5 million for 17,401 deferred share units related to the 2012 to 2018 awards issued from 2013 to 2019, which was based on the $29.62 per share closing price of our common stock on the last trading day of the year ended December 31, 2019.
Benefit Plans
Westwood has a defined contribution and profit-sharing plan that was adopted in July 2002 and covers substantially all of our employees. Discretionary employer profit-sharing contributions become fully vested after four years of service by the participant. For U.S. employees, Westwood provides a 401(k) match of up to 6% of eligible compensation. For Westwood International Advisors employees, Westwood provided a Registered Retirement Savings Plan match of up to 6% of eligible compensation. Westwood International Advisors was closed effective September 30, 2020. Both retirement plan matching contributions vest immediately.
The following table displays our profit-sharing and retirement plan contributions for the periods presented (in thousands):
22

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,
	2020	2019	2018
Profit-sharing contributions, net	$(233)	$31	$926
Retirement plan matching contributions	1,410	1,597	1,604

8. INCOME TAXES:
Income Tax Provision
Income (loss) before income taxes by jurisdiction was as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
U.S.	$(5,861)	$10,237	$21,250
Canada	(1,727)	(835)	15,212
Total	$(7,588)	$9,402	$36,462

Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 21% to income before income taxes. The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands). In 2020, we recast certain 2019 and 2018 income tax expense components.

	Years ended December 31,
	2020		2019		2018
Income tax provision computed at US federal statutory rate	$(1,593)	21.0%	$1,974	21.0%	$7,657	21.0%
Canadian rate differential	(61)	0.8	(26)	(0.3)	895	2.4
State and local income taxes, net of federal income taxes	91	(1.2)	512	5.4	916	2.5
Amended state returns	(555)	7.3	—	—	—	—
Global Intangible Low Taxed Income, net deductions	—	—	—	—	1,573	4.3
U.S. Tax Credits	—	—	—	—	(1,528)	(4.2)
Stock-based compensation	683	(9.0)	594	6.3	(450)	(1.2)
Rate changes	(66)	0.9	30	0.3	(10)	—
Tax on repatriation	1,378	(18.1)	—	—	118	0.3
Nondeductible currency losses	910	(12.0)	—	—	—	—
Impairment expense	398	(5.2)	—	—	—	—
Compensation subject to Section 162(m)	42	(0.6)	140	1.5	276	0.8
Other, net	132	(1.8)	267	2.9	264	0.7
Total income tax expense	$1,359	(17.9)%	$3,491	37.1%	$9,711	26.6%
Effective income tax rate	(17.9)%		37.1%		26.6%

We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income (Loss). Penalties and interest were insignificant for both of the years ended December 31, 2020 and 2019, and we recorded $0.1 million of penalties and interest in 2018.
Income tax expense as set forth in the Consolidated Statements of Comprehensive Income (Loss) consisted of the following components (in thousands):
23

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,
	2020	2019	2018
Current taxes:
U.S. Federal	$1,350	$424	$5,949
State and local	(534)	350	1,477
Foreign	(211)	(189)	4,034
Total current taxes	605	585	11,460
Deferred taxes:
U.S. Federal	500	2,619	(1,853)
State and local	44	222	(169)
Foreign	210	65	273
Total deferred taxes	754	2,906	(1,749)
Total income tax expense	$1,359	$3,491	$9,711

Deferred Income Taxes
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	As of December 31,
	2020	2019
Deferred tax assets:
Stock-based compensation expense	$1,685	$2,222
Deferred rent	1,734	2,172
Compensation and benefits payable	1,617	1,938
Federal unrecognized tax benefit	38	38
Other	—	(23)
Total deferred tax assets	5,074	6,347
Deferred tax liabilities:
Property and equipment	(429)	(359)
Intangibles	(907)	(911)
Unrealized gains on investments	(585)	(833)
Leases	(1,548)	(2,028)
Other	(137)	—
Total deferred tax liabilities	(3,606)	(4,131)
Net deferred tax assets	$1,468	$2,216

The Company is subject to taxation in the U. S. and various state and foreign jurisdictions. As of December 31, 2020, the Company’s 2017, 2018 and 2019 tax years are open for examination by the Internal Revenue Service, and various state and foreign jurisdiction tax years remain open to examination. In 2020, we received a refund of approximately $0.6 million from the state of Texas for the reporting years 2014 to 2019.
Following the closure of our foreign subsidiary, Westwood International Advisors, in the year ended December 31, 2020, we repatriated previously undistributed income to the United States from Canada and incurred $1.1 million of Canadian withholding taxes (net of U.S. federal tax deduction). The withholding taxes were recognized in "Income tax expense" on the Consolidated Statements of Comprehensive Income (Loss).
At December 31, 2020 and 2019, the Company's gross liability related to uncertain tax positions was $0.2 million. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations
24

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or other changes in circumstances, such liabilities, as well as the related interest and penalties, would be reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the years ended December 31, 2020 and 2019 is as follows (in thousands):

Balance at December 31, 2018	$184
Additions for tax positions related to the current year	2
Reductions for tax positions related to prior years	(2)
Balance at December 31, 2019	184
Additions for tax positions related to the current year	1
Reductions for tax positions related to prior years	(1)
Settlements	(5)
Balance at December 31, 2020	$179
It is reasonably possible that the liability for uncertain tax positions could decrease by as much as $0.2 million within the next twelve months as a result of settlements with certain taxing authorities that, if recognized, would decrease our provision for income taxes by $0.2 million.
9. EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding. Diluted EPS is computed based on the weighted average shares of common stock outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 381,000, 76,000 and 7,300 anti-dilutive restricted shares as of December 31, 2020, 2019 and 2018, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2020	2019	2018
Net income (loss)	$(8,947)	$5,911	$26,751

Weighted average shares outstanding – basic	7,987,554	8,408,017	8,365,360
Dilutive potential shares from unvested restricted shares	—	55,222	182,010
Weighted average shares outstanding – diluted	7,987,554	8,463,239	8,547,370
Earnings (loss) per share:
Basic	$(1.12)	$0.70	$3.20
Diluted	$(1.12)	$0.70	$3.13

10. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Changes in goodwill were as follows (in thousands):

	As of December 31,
	2020	2019
Beginning balance	$19,804	$19,804
Impairment expense	(3,403)	—
Ending balance	$16,401	$19,804

25

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following a sustained decline in the Company's market capitalization, we determined that the entire goodwill related to our Advisory segment was impaired, and we recorded impairment charges of $3.4 million in the year ended December 31, 2020 to "Impairment expense" on the Consolidated Statements of Comprehensive Income (Loss).
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
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, internally-developed software and trade names, and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition.
The following is a summary of intangible assets at December 31, 2020 and 2019 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2020
Client relationships	14.8	$21,431	$(8,850)	$12,581
Internally developed software	5.8	1,439	(485)	954
		$22,870	$(9,335)	$13,535
2019
Client relationships	14.8	$21,431	$(7,416)	$14,015
Internally developed software	5.8	1,439	(233)	1,206
Trade names	4.9	708	(673)	35
		$23,578	$(8,322)	$15,256

Amortization expense, which is included in “General and administrative” expense on our Consolidated Statements of Comprehensive Income (Loss), was $1.7 million for each of the years ended December 31, 2020, 2019 and 2018.
Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

For the year ending December 31,	Estimated Amortization Expense
2021	$1,623
2022	$1,623
2023	$1,604
2024	$1,529
2025	$1,372

11. LEASES:
We have operating leases for corporate offices and certain office equipment. The lease terms of our corporate offices vary and have remaining lease terms ranging from one to six years. The corporate office lease payments are fixed and are based upon contractual monthly rates. The majority of our corporate office leases do not include options to extend or terminate the leases. We lease office equipment for a period of two years. We analyzed our weighted average discount rate during the calculation of our lease liability and reviewed the corporate debt environment in 2019 to determine a collateralized discount rate of 5%. We have not entered into any significant new operating leases since the determination to use a 5% discount rate. In June 2019, we entered into an agreement to sublease a portion of our corporate office. The sublease agreement has a term of seven years, and the sublease income is included in "Other income" on our Consolidated Statements of Comprehensive Income (Loss).
26

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of lease costs related to our leases (amounts in thousands):

	Years Ended December 31,
	2020	2019	2018
Operating lease costs	$2,033	$1,796	$1,706
Sublease income	135	144	—

The following table presents supplemental cash flow information related to our leases (amounts in thousands):

	Years Ended December 31,
	2020	2019	2018
Operating cash flows from operating leases	$2,091	$2,095	$1,909
Right-of-use assets obtained in exchange for lease obligations	$59	$—	$1,010

Operating lease costs are included in "General and administrative" expense on our Consolidated Statements of Comprehensive Income (Loss). We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2026.
The following table presents information regarding our operating leases (in thousands, except years and rates):

	December 31,
	2020	2019
Operating lease right-of-use assets	$6,103	$7,562

Operating lease liabilities	$1,718	$1,584
Non-current lease liabilities	6,121	7,762
Total lease liabilities	$7,839	$9,346

Weighted-average remaining lease term (in years)	4.9	5.7
Weighted-average discount rate	5.0%	5.0%

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31,	Operating Leases
2021	$2,127
2022	1,730
2023	1,733
2024	1,563
2025	1,528
Thereafter	331
Total undiscounted lease payments	$9,012
Less: discount	(1,173)
Total lease liabilities	$7,839

12. BALANCE SHEET COMPONENTS:
27

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment
The following table reflects information about our property and equipment as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Leasehold improvements	$5,385	$5,517
Furniture and fixtures	2,728	2,906
Computer hardware and office equipment	3,129	3,118
Construction in progress	—	6
Accumulated depreciation	(8,056)	(7,395)
Property and equipment, net	$3,186	$4,152

We record a contract asset when we have a right to payment from a customer that is conditioned on events other than the passage of time. Contract assets are included in Other current assets in the accompanying Consolidated Balance Sheets, and the following table reflects our contract asset balances as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Contract assets	$429	$—

Refer to Note 3, “Revenue” for our revenues from contract assets.

13. COMMITMENTS AND CONTINGENCIES:
The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase obligations	$12,629	$4,858	$5,825	$1,946	$—

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
On October 13, 2017, we reached a settlement with AGF that provided for the dismissal of all claims, with prejudice and without any admission of liability. We agreed to pay AGF a one-time payment of $10 million CDN, half of which was covered by our insurance. We recorded a net $4.0 million ($5 million CDN) charge related to the settlement and associated insurance coverage, with a $4.0 million ($5 million CDN) receivable from our insurance provider included in “Other current assets” on our Consolidated Balance Sheets at December 31, 2017. We received the insurance proceeds of $4.0 million during 2018 and had no receivable related to the settlement on our Consolidated Balance Sheets as of December 31, 2020 and 2019.
Our policy is to not accrue legal fees and directly related costs as part of potential loss contingencies. Our Directors & Officers insurance provider covered 50% of the defense costs related to both AGF claims, excluding Westwood’s counterclaim against AGF. We expense legal fees and directly-related costs as incurred. We received insurance proceeds of $0.2 million during 2018.
14. REGULATORY CAPITAL REQUIREMENTS:
28

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2020, Westwood Trust had approximately $13.9 million in excess of its minimum capital requirement.
Westwood Trust is limited under applicable Texas law in the payment of dividends of undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its Board of Directors, Westwood Trust may make quarterly and special dividend payments, or other distributions, to us out of its undivided profits. No dividend payments were made to us in 2020, 2019 or 2018.
15. VARIABLE INTEREST ENTITIES:
As discussed in Note 2 “Summary of Significant Accounting Policies,” the CTFs and Private Funds (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds® and Private Equity are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in these entities commensurate with market rates. As of December 31, 2020 and 2019, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs into our Consolidated Financial Statements for the years ended December 31, 2020 or 2019.
We had no seed investments in the Westwood Funds® as of December 31, 2020, and we had $6.4 million at December 31, 2019. The seed investments were provided for the sole purpose of showing economic substance needed to establish the funds or sub-funds. The Company's seed investments in these funds are included in “Investments, at fair value” on our Consolidated Balance Sheets.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 5 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $19.3 million, $31.0 million and $46.1 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively.
The following table displays the AUM, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of December 31, 2020
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$2,143	$—	$—
Common Trust Funds	996	$—	$—
Private Funds	9	$0.1	$0.1
Private Equity	—	$11.6	$11.6

All other assets:
Wealth Management	3,330
Institutional	6,567
Total AUM	$13,045

16. RELATED PARTY TRANSACTIONS:
29

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. At both December 31, 2020 and at December 31, 2019, there was approximately $0.1 million in fees due from these accounts. For each of the years ended December 31, 2020, 2019 and 2018, we recorded trust fees from these accounts of $0.4 million.
The Company engages in transactions with its affiliates as part of its operations. Westwood International Advisors (prior to its closure, effective September 30, 2020) and Westwood Management provide investment advisory services to the UCITS Fund (prior to its liquidation in June 2020) and the Westwood Funds®. Certain members of our management served on the board of directors of the UCITS Fund before its liquidation. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the years ended December 31, 2020, 2019 and 2018, we recorded fees from the affiliated Funds of $0.9 million, $2.8 million and $4.2 million, respectively, which are included in “Asset-based advisory fees” on our Consolidated Statement of Comprehensive Income (Loss). As of December 31, 2020, all of these fees had been collected. As of December 31, 2019, $0.2 million of these fees were unpaid and included in “Accounts receivable” on our Consolidated Balance Sheets.
17. CONCENTRATION:
For the year ended December 31, 2020, our ten largest clients accounted for approximately 24% of our fee revenue. For each of the years ended December 31, 2019 and 2018, our ten largest clients accounted for approximately 20% of our fee revenue. No single customer accounted for 10% or more of our fee revenues in any of these years. The following table presents advisory fee revenue received from our single largest client in each year (in thousands):

	Years ended December 31,
	2020	2019	2018
Advisory fees from our largest client:
Asset-based fees	$1,940	$1,863	$1,868
Performance-based fees	1,607	764	2,984
Percent of fee revenue	5.5%	3.2%	4.0%

18. SUBSEQUENT EVENTS:
Dividends Declared
On February 10, 2021, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock payable on April 1, 2021 to stockholders of record on March 2, 2021.
Restricted Stock Grants
On March 2, 2021 we issued approximately $2.5 million of restricted stock to employees, or approximately 148,066 shares based on the closing price of our stock on February 23, 2021. The shares are subject to vesting conditions described in Note 7 “Employee Benefits” of our Consolidated Financial Statements in this Report.
Investment remeasurement
In January 2021, our investment in InvestCloud was remeasured, resulting in a pre-tax gain of approximately $5.6 million.
Office sublease
In February 2021, we entered into a sublease agreement with a third party for approximately 10,000 square feet of our Dallas, Texas office space. The agreement begins in the first quarter of 2021 and expires in the fourth quarter of 2025.
.
19. QUARTERLY FINANCIAL DATA (Unaudited):
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):
30

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter
	First	Second	Third	Fourth
2020
Revenues	$16,669	$15,875	$15,454	$17,113
Income (loss) before income taxes	(1)	(1,817)	(8,318)	2,548
Net income (loss)	1,102	(2,575)	(10,289)	2,815
Basic earnings (loss) per common share	0.13	(0.33)	(1.31)	0.36
Diluted earnings (loss) per common share	0.13	(0.33)	(1.31)	0.36

2019
Revenues	$23,862	$21,709	$19,892	$18,616
Income before income taxes	1,496	2,656	1,559	3,691
Net income	392	1,861	1,117	2,541
Basic earnings per common share	0.05	0.22	0.13	0.30
Diluted earnings per common share	0.05	0.22	0.13	0.30

31

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
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

3.1.1	First Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on May 7, 2008)
3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
3.1.3	Third Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 19, 2019).
3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on April 25, 2012)
3.2.1	Amendment to Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
3.2.2	Second Amendment to Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 19, 2019)
4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)
10.1	Seventh Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (incorporated by reference from the Schedule 14A filed with the SEC on March 6, 2020)
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

21.1	Subsidiaries (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on first signature page)
31.1*	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial information from Westwood Holdings Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 20, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (v) Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
+    Indicates management contract or compensation plan, contract or arrangement.
#    Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.
34