Form 10-Q
period 2021-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2021-04-28
CIK 1165002

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
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 23, 2021: 8,296,956.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$12,989	$13,016
Accounts receivable	11,744	9,450
Investments, at fair value	73,880	69,542
Prepaid income taxes	336	1,700
Other current assets	2,588	2,606
Total current assets	101,537	96,314
Investments	4,455	8,154
Noncurrent investments at fair value	3,981	3,527
Goodwill	16,401	16,401
Deferred income taxes	1,418	1,468
Operating lease right-of-use assets	5,796	6,103
Intangible assets, net	13,129	13,535
Property and equipment, net of accumulated depreciation of $8,099 and $8,056	2,488	3,186
Other long-term assets	459	464
Total assets	$149,664	$149,152
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,431	$1,627
Dividends payable	1,109	810
Compensation and benefits payable	2,426	7,448
Operating lease liabilities	1,420	1,718
Accrued stock repurchases	359	—
Income taxes payable	2,450	191
Total current liabilities	10,195	11,794
Accrued dividends	230	526
Noncurrent operating lease liabilities	5,794	6,121
Total long-term liabilities	6,024	6,647
Total liabilities	16,219	18,441
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,630,452 and outstanding 8,313,003 shares at March 31, 2021; issued 10,500,549 and outstanding 8,326,948 shares at December 31, 2020	107	105
Additional paid-in capital	211,988	210,268
Treasury stock, at cost - 2,317,449 shares at March 31, 2021; 2,173,559 shares at December 31, 2020	(80,255)	(77,967)
Retained earnings (accumulated deficit)	1,605	(1,695)
Total stockholders' equity	133,445	130,711
Total liabilities and stockholders' equity	$149,664	$149,152

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Advisory fees:
Asset-based	$10,450	$11,102
Performance-based	1,959	—
Trust fees	6,065	5,951
Other, net	(155)	(384)
Total revenues	18,319	16,669
EXPENSES:
Employee compensation and benefits	11,548	12,668
Sales and marketing	230	478
Westwood mutual funds	391	515
Information technology	1,992	2,031
Professional services	1,317	1,193
General and administrative	2,072	2,306
(Gain) loss on foreign currency transactions	—	(2,938)
Total expenses	17,550	16,253
Net operating income	769	416
Realized gains on private investments	8,325	—
Net change in unrealized appreciation (depreciation) on private investments	(2,326)	(995)
Investment income	196	544
Other income	50	34
Income (loss) before income taxes	7,014	(1)
Income tax expense (benefit)	2,913	(1,103)
Net income	$4,101	$1,102
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(3,242)
Total comprehensive income (loss)	$4,101	$(2,140)

Earnings per share:
Basic	$0.52	$0.13
Diluted	$0.52	$0.13
Weighted average shares outstanding:
Basic	7,887,044	8,414,393
Diluted	7,917,390	8,458,473

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021 and 2020
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2020	8,326,948	$105	$210,268	$(77,967)	$(1,695)	$130,711
Net income	—	—	—	—	4,101	4,101
Issuance of restricted stock, net of forfeitures	129,905	2	(2)	—	—	—
Dividends declared ($0.10 per share)	—	—	—	—	(801)	(801)
Stock-based compensation expense	—	—	1,722	—	—	1,722
Purchases of treasury stock	(92,491)	—	—	(1,404)	—	(1,404)
Restricted stock returned for payment of taxes	(51,359)	—	—	(884)	—	(884)
Balance, March 31, 2021	8,313,003	$107	$211,988	$(80,255)	$1,605	$133,445

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2019	8,881,086	$103	$203,441	$(63,281)	$(2,943)	$10,967	$148,287
Net income	—	—	—	—	—	1,102	1,102
Foreign currency translation adjustments	—	—	—	—	(3,242)	—	(3,242)
Issuance of restricted stock, net of forfeitures	241,533	3	(3)	—	—	—	—
Dividends declared ($0.43 per share)	—	—	—	—	—	(3,903)	(3,903)
Stock-based compensation expense	—	—	2,616	—	—	—	2,616
Reclassification of compensation liability to be paid in shares	—	—	213	—	—	—	213
Purchases of treasury stock	(272,059)	—	—	(4,867)	—	—	(4,867)
Purchase of treasury stock under employee stock plans	(27,474)	—	—	(697)	—	—	(697)
Restricted stock returned for payment of taxes	(43,045)	—	—	(1,120)	—	—	(1,120)
Balance, March 31, 2020	8,780,041	$106	$206,267	$(69,965)	$(6,185)	$8,166	$138,389

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,101	$1,102
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	207	233
Amortization of intangible assets	406	423
Net change in unrealized (appreciation) depreciation on investments	2,432	1,133
Realized gains on private investments	(8,325)	—
Stock based compensation expense	1,722	2,616
Deferred income taxes	40	(1,643)
Non-cash lease expense	307	305
Gain on asset disposition	(148)	—
Change in operating assets and liabilities:
Net (purchases) sales of trading securities	(4,444)	12,916
Accounts receivable	(2,295)	1,844
Other current assets	23	326
Accounts payable and accrued liabilities	803	(469)
Compensation and benefits payable	(5,026)	(7,356)
Income taxes payable	3,630	475
Other liabilities	(478)	(383)
Net cash (used in) provided by operating activities	(7,045)	11,522
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments	9,258	—
Sale of property and equipment	501	—
Purchase of property and equipment	(9)	(16)
Purchase of investments	(15)	—
Net cash provided by (used in) investing activities	9,735	(16)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,045)	(3,947)
Purchase of treasury stock under employee stock plans	—	(697)
Restricted stock returned for payment of taxes	(884)	(1,120)
Cash dividends paid	(801)	(7,324)
Net cash used in financing activities	(2,730)	(13,088)
Effect of currency rate changes on cash	13	(3,068)
Net Change in Cash and Cash Equivalents	(27)	(4,650)
Cash and cash equivalents, beginning of period	13,016	49,766
Cash and cash equivalents, end of period	$12,989	$45,116
Supplemental cash flow information:
Cash paid during the period for income taxes	$769	$64
Accrued dividends	$1,339	$5,245
Accrued purchases of treasury stock	$359	$920

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
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC. Operating results for the periods in these Condensed Consolidated Financial Statements are not necessarily indicative of results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
Recently Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We adopted this ASU as of January 1, 2021 and it did not have a significant effect on our Condensed Consolidated Financial Statements.
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
Revenue Disaggregated

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands):

	Three Months Ended March 31,
	2021	2020
Advisory Fees:
Institutional	$8,858	$7,900
Mutual Funds	3,414	3,071
Wealth Management	137	131
Trust Fees	6,065	5,951
Other, net	(155)	(384)
Total revenues	$18,319	$16,669

We serve clients primarily in the United States, but also in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended March 31, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	$276	$—	$—	$—	$276
Europe	638	—	262	—	900
United States	9,546	6,065	1,687	(155)	17,143
Total	$10,460	$6,065	$1,949	$(155)	$18,319

Three Months Ended March 31, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$417	$—	$—	$—	$417
Canada	490	—	—	—	490
Europe	1,009	—	—	—	1,009
United States	9,186	5,951	—	(384)	14,753
Total	$11,102	$5,951	$—	$(384)	$16,669

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended March 31, 2021
Net fee revenues from external sources	$12,409	$6,065	$—	$—	$18,474
Net intersegment revenues	676	81	—	(757)	—
Other, net	(155)	—	—	—	(155)
Total revenues	$12,930	$6,146	$—	$(757)	$18,319

Segment assets	$207,193	$54,143	$12,603	$(124,275)	$149,664
Segment goodwill	$—	$16,401	$—	$—	$16,401

Three Months Ended March 31, 2020
Net fee revenues from external sources	$11,102	$5,951	$—	$—	$17,053
Net intersegment revenues	624	50	—	(674)	—
Net interest and dividend revenue	20	—	—	—	20
Other, net	(404)	—	—	—	(404)
Total revenues	$11,342	$6,001	$—	$(674)	$16,669

Segment assets	$236,817	$49,606	$21,962	$(150,583)	$157,802
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

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
Following observable price changes for this investment in the year ended December 31, 2019, we recorded an unrealized gain of $2.8 million. Following InvestCloud's recapitalization in the first quarter of 2021, we recorded a realized gain of approximately $8.3 million when our originally purchased shares were redeemed. Following this redemption we re-invested $4.4 million of our proceeds into newly issued shares of InvestCloud.
Our investment in Charis, the parent company of Westwood Private Bank ("Charis"), is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis. In the three months ended March 31, 2021, we recorded an unrealized gain of $0.4 million following fair values increases from market transactions. In the three months ended March 31, 2020, we recorded an unrealized loss of $1.0 million, primarily as a result of the global macroeconomic effects of the COVID-19 pandemic.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021:
U.S. Government and Government agency obligations	$59,722	$—	$(298)	$59,424
Money market funds	12,552	—	—	12,552
Equity funds	95	—	—	95
Equities	307	114	—	421
Exchange-traded bond funds	1,394	—	(6)	1,388
Total trading securities	74,070	114	(304)	73,880
Private investment fund	265	—	(156)	109
Private equity	3,420	452	—	3,872
Total investments carried at fair value	$77,755	$566	$(460)	$77,861

December 31, 2020:
U.S. Government and Government agency obligations	$65,132	$2	$(180)	$64,954
Money market funds	4,003	—	—	4,003
Equity funds	90	—	(5)	85
Equities	288	94	—	382
Exchange-traded bond funds	115	3	—	118
Total trading securities	69,628	99	(185)	69,542
Private investment fund	250	—	(154)	96
Private equity	3,420	11	—	3,431
Total investments carried at fair value	$73,298	$110	$(339)	$73,069

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of March 31, 2021:
Investments in trading securities	$73,880	$—	$—	$—	$73,880
Private investment fund	—	—	—	109	109
Private equity	—	—	3,872	—	3,872
Total assets measured at fair value	$73,880	$—	$3,872	$109	$77,861

As of December 31, 2020:
Investments in trading securities	$69,542	$—	$—	$—	$69,542
Private investment fund	—	—	—	96	96
Private equity	—	—	3,431	—	3,431
Total assets measured at fair value	$69,542	$—	$3,431	$96	$73,069

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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2021	2020
Beginning balance	$3,431	$3,975
Unrealized gains (losses) on private investments	441	(995)
Ending balance	$3,872	$2,980

The March 31, 2021 private investment fair value of $3.9 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $1.26 to $2.29 per share, with a weighted average of $1.45 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.
7. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the first quarter of 2021 and 2020 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates. In addition, in the first quarter of 2020, a discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the Coronavirus Aid, Relief, and Economic Security Act lowered our effective tax rate.
8. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
employees and non-employee directors. There were approximately 234,000 and 131,000 anti-dilutive restricted shares outstanding for the three months ended March 31, 2021 and March 31, 2020, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2021	2020
Net income	$4,101	$1,102

Weighted average shares outstanding - basic	7,887,044	8,414,393
Dilutive potential shares from unvested restricted shares	30,346	44,080
Weighted average shares outstanding - diluted	7,917,390	8,458,473

Earnings per share:
Basic	$0.52	$0.13
Diluted	$0.52	$0.13

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our most recent annual goodwill impairment assessment during the third quarter of 2020, and recorded $3.4 million of impairment expense related to our Advisory segment. No impairments on goodwill were recorded during the three months ended March 31, 2021 or 2020.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three months ended March 31, 2021 or 2020.
10. LEASES
In February 2021, we sublet approximately 10,000 square feet of our Dallas, Texas office space to a third party. The agreement began in the first quarter of 2021 and provides for monthly rent of approximately $20,000 through the fourth quarter of 2025.
In February 2021, we terminated our Toronto, Ontario office space lease, originally expiring in October 2021.
As of March 31, 2021, aside from the above, there have been no material changes outside the ordinary course of business to our leases since December 31, 2020. For information regarding our leases, refer to Note 11 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

11. STOCKHOLDERS' EQUITY
Share Repurchase Program
In February 2020, our Board of Directors authorized management to repurchase up to an additional $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. In April 2020, our Board of

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Directors authorized management to repurchase up to an additional $10.0 million of share repurchases under our share repurchase program.
During the three months ended March 31, 2021, the Company repurchased 92,491 shares of our common stock at an average price of $15.19 per share, including commissions, for an aggregate purchase price of $1.4 million under our share repurchase plan. During the three months ended March 31, 2020, the Company repurchased 272,059 shares of our common stock at an average price of $17.89 per share, including commissions, for an aggregate purchase price of $4.9 million under our share repurchase plan.

12. VARIABLE INTEREST ENTITIES
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
Based on our analyses, we determined the Westwood Funds® and Private Equity (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance, and (iii) are not structured with disproportionate voting rights.
Based on our analyses of our investments in these entities for the periods ended March 31, 2021 and December 31, 2020, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Fee Revenues	$4.9	$5.7

The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of March 31, 2021
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$2,564	$—	$—
Common Trust Funds	1,014	—	—
Private Funds	4	0.1	0.1
Private Equity	—	8.3	8.3
All other assets:
Wealth Management	3,342
Institutional	7,569
Total Assets Under Management	$14,493

13. RELATED PARTY TRANSACTIONS

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. For both the three months ended March 31, 2021 and March 31, 2020, we recorded trust fees from these accounts of $0.1 million. There were no amounts due from these accounts as of March 31, 2021, and there was $0.1 million due from these accounts as of December 31, 2020.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International Advisors (prior to its closure, effective September 30, 2020) and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management served on the board of directors of the UCITS Fund (liquidated as of June 2020). Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. The Company earned no fees from the affiliated funds for the three months ended March 31, 2021, and earned $0.5 million for the three months ended March 31, 2020.
14. SUBSEQUENT EVENTS
Dividends Declared
On April 28, 2021, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock payable on July 1, 2021 to stockholders of record on June 4, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “potentially,” “may,” “designed” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC, and those risks set forth below:
•the composition and market value of our AUM;
•our ability to maintain our fee structure in light of competitive fee pressures
•inclusion of foreign company investments in our AUM;
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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, particularly the impact on global stock markets. Beginning in 2020, we have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including suspending all non-essential travel for our employees and encouraging our employees to work remotely. The investments we have made in technology over the past several years, particularly our significant investments in cloud-based systems and business continuity planning, have allowed our entire team to serve our clients from their homes. While our ability to meet with clients declined at the beginning of the pandemic, we were able to rebound in the second half of the year as our clients embraced digital interactions.
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
Realized Gains on Private Investments
Realized gains on private investments includes amounts by which the net proceeds from the sale or redemption of our private investments exceeded costs.
Net change in unrealized appreciation (depreciation) on Private Investments
Net change in unrealized appreciation (depreciation) on private investments includes changes in the value of our private equity investments.
Investment Income
Investment income primarily includes interest and dividend income on fixed income securities and money market funds.
Other Income
Other income consists of income from the sublease of a portion of our corporate offices.
Assets Under Management
AUM increased $2.9 billion to $14.5 billion at March 31, 2021 compared with $11.6 billion at March 31, 2020. The average of beginning and ending AUM for the first quarter of 2021 was $13.8 billion compared to $13.4 billion for the first quarter of 2020.
The following table displays AUM as of March 31, 2021 and 2020 (in millions):

	As of March 31,
	2021	2020	Change
Institutional(1)	$7,569	$6,335	19%
Wealth Management(2)	4,360	3,765	16
Mutual Funds(3)	2,564	1,500	71
Total AUM(4)	$14,493	$11,600	25%

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
(4)AUM excludes $272 million and $222 million of assets under advisement (“AUA”) as of March 31, 2021 and 2020, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

Roll-Forward of Assets Under Management

	Three Months Ended March 31,
(in millions)	2021	2020
Institutional
Beginning of period assets	$6,567	$8,739
Inflows	732	313
Outflows	(219)	(731)
Net client flows	513	(418)
Market appreciation (depreciation)	489	(1,986)
Net change	1,002	(2,404)
End of period assets	$7,569	$6,335

Wealth Management
Beginning of period assets	$4,335	$4,438
Inflows	60	73
Outflows	(207)	(127)
Net client flows	(147)	(54)
Market appreciation (depreciation)	172	(619)
Net change	25	(673)
End of period assets	$4,360	$3,765

Mutual Funds
Beginning of period assets	$2,143	$2,058
Inflows	438	174
Outflows	(209)	(310)
Net client flows	229	(136)
Market appreciation (depreciation)	192	(422)
Net change	421	(558)
End of period assets	$2,564	$1,500

Total AUM
Beginning of period assets	$13,045	$15,235
Inflows	1,230	560
Outflows	(635)	(1,168)
Net client flows	595	(608)
Market appreciation (depreciation)	853	(3,027)
Net change	1,448	(3,635)
End of period assets	$14,493	$11,600

Three months ended March 31, 2021 and 2020
The $1.4 billion increase in AUM for the three months ended March 31, 2021 was due to market appreciation of $0.9 billion and net inflows of $0.6 billion. Net inflows were primarily related to our SmallCap strategy.
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

	Three Months Ended
	March 31,
	2021	2020	Change
Revenues:
Advisory fees: asset-based	$10,450	$11,102	(6)%
Advisory fees: performance-based	1,959	—	NM
Trust fees: asset-based	6,065	5,951	2
Other, net	(155)	(384)	(60)
Total revenues	18,319	16,669	10
Expenses:
Employee compensation and benefits	11,548	12,668	(9)
Sales and marketing	230	478	(52)
Westwood mutual funds	391	515	(24)
Information technology	1,992	2,031	(2)
Professional services	1,317	1,193	10
General and administrative	2,072	2,306	(10)
Gain on foreign currency transactions	—	(2,938)	(100)
Total expenses	17,550	16,253	8
Net operating income	769	416
Realized gains on private investments	8,325	—	NM
Net change in unrealized appreciation (depreciation) on private investments	(2,326)	(995)	1
Investment income	196	544	-1
Other income	50	34	47
Income (loss) before income taxes	7,014	(1)
Income tax expense (benefit)	2,913	(1,103)	(364)
Net income (loss)	$4,101	$1,102	272%
_________________________
NM    Not meaningful
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Total Revenues. Total revenues increased $1.6 million, or 10%, to $18.3 million for the three months ended March 31, 2021 compared with $16.7 million for the three months ended March 31, 2020. Asset-based advisory fees decreased $0.6 million, or 6%, and Trust fees increased $0.1 million, or 2%. Performance-based advisory fees increased $2.0 million, due to higher realization of performance fees in the three months ended March 31, 2021.
Employee Compensation and Benefits. Employee compensation and benefits decreased $1.2 million, or 9%, to $11.5 million for the three months ended March 31, 2021 compared with $12.7 million for the three months ended March 31, 2020. The decrease was primarily due to reductions in headcount and stock-based compensation expense.
Sales and marketing. Sales and marketing expenses decreased $0.3 million, or 52%, to $0.2 million for the three months ended March 31, 2021 compared with $0.5 million for the three months ended March 31, 2020. The decrease was primarily due to lower travel costs as a result of COVID-19.
(Gain) loss on foreign currency transactions. We recorded foreign currency gains and losses as a result of fluctuations in the Canadian dollar exchange rate, prior to closing WIA in 2020.
Realized gains on private investments. Following InvestCloud's recapitalization in the first quarter of 2021, we recorded a realized gain of approximately $8.3 million.

Income Tax Expense (Benefit). Our effective tax rate of 41.5% differed from the 21% statutory rate for the first quarter of 2021 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates. Our effective income tax rate differed from the 21% statutory rate for the first quarter of 2020 primarily due to a similar restricted stock impact, and a discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the Coronavirus Aid, Relief, and Economic Security Act.
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
The following tables provide a reconciliation of Net income to Economic Earnings and Economic Earnings by segment (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Change
	2021	2020
Net income	$4,101	$1,102	272%
Add: Stock-based compensation expense	1,722	2,616	(34)
Add: Intangible amortization	406	423	(4)
Add: Tax benefit from goodwill amortization	59	59	—
Economic Earnings	$6,288	$4,200	50%

Diluted weighted average shares outstanding	7,917,390	8,458,473
Economic Earnings per share	$0.79	$0.50

Economic Earnings by Segment:
Advisory	$6,550	$4,293	53%
Trust	2,984	992	201
Westwood Holdings	(3,246)	(1,085)	199
Consolidated	$6,288	$4,200	50%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We reinstated our dividend in the first quarter of 2021, following a suspension in the second quarter of 2020 as we preserved capital and provided additional financial flexibility amid the uncertainties created by COVID-19. As of March 31, 2021 and December 31, 2020, we had no debt. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the three months ended March 31, 2021, cash flow used in operating activities was $7.0 million, which included net purchases of $4.4 million of current investments, a reduction in compensation and benefits payable of $5.0 million, and a $2.3 million change in accounts receivable, partially offset by income taxes payable and positive adjustments to net income. During the three months ended March 31, 2020, cash flow provided by operating activities was $11.5 million, which included a $12.9 million net liquidation of investments partially offset by an $7.4 million decrease in compensation and benefits payables.
Cash flow provided by investing activities during the three months ended March 31, 2021 was related to realized gains on private investments and the sale of property and equipment following the sublease of a portion of our Dallas, Texas corporate office space. Cash flow used in investing activities during the three months ended March 31, 2020 was related to purchases of property and equipment.
Cash flows used in financing activities of $2.7 million for the three months ended March 31, 2021 reflected treasury stock repurchases, the payment of dividends and restricted stock returned for the payment of taxes. Cash flow used in financing activities of $13.1 million for the three months ended March 31, 2020 reflected the payment of dividends, purchases of treasury shares, restricted stock returned for payment of taxes and purchases of treasury stock under employee stock plans.
We had cash and short-term investments of $86.9 million as of March 31, 2021 and $82.6 million as of December 31, 2020. At March 31, 2021 and December 31, 2020, working capital aggregated $91.3 million and $84.5 million, respectively.
Westwood Trust must maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2021, Westwood Trust had approximately $13.7 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame. The failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations
As of March 31, 2021, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2020. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Critical and Significant Accounting Policies and Estimates
There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2020. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management is described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our workforce working remotely did not hinder the execution of our internal control processes and procedures.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the risks set forth below.
The Company believes that there has been no material change in its risk factors as previously disclosed in the Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)				$10,000,000
March 2021	92,491	$15.19	92,491

(1)These purchases relate to the share repurchase program and were authorized in April 2020.

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 28, 2021	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer