Form 10-Q
period 2021-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2021-07-27
CIK 1165002

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
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 20, 2021: 8,329,616.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$17,247	$13,016
Accounts receivable	9,881	9,450
Investments, at fair value	75,066	69,542
Prepaid income taxes	262	1,700
Other current assets	2,201	2,606
Total current assets	104,657	96,314
Investments	4,455	8,154
Noncurrent investments at fair value	4,198	3,527
Goodwill	16,401	16,401
Deferred income taxes	1,459	1,468
Operating lease right-of-use assets	5,489	6,103
Intangible assets, net	12,723	13,535
Property and equipment, net of accumulated depreciation of $8,290 and $8,056	2,389	3,186
Other long-term assets	493	464
Total assets	$152,264	$149,152
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,213	$1,627
Dividends payable	1,108	810
Compensation and benefits payable	4,512	7,448
Operating lease liabilities	1,415	1,718
Income taxes payable	1,641	191
Total current liabilities	11,889	11,794
Accrued dividends	256	526
Noncurrent operating lease liabilities	5,443	6,121
Total long-term liabilities	5,699	6,647
Total liabilities	17,588	18,441
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,661,016 and outstanding 8,324,702 shares at June 30, 2021; issued 10,500,549 and outstanding 8,326,948 shares at December 31, 2020	108	105
Additional paid-in capital	213,362	210,268
Treasury stock, at cost - 2,336,315 shares at June 30, 2021; 2,173,559 shares at December 31, 2020	(80,551)	(77,967)
Retained earnings (accumulated deficit)	1,757	(1,695)
Total stockholders' equity	134,676	130,711
Total liabilities and stockholders' equity	$152,264	$149,152

See Notes to Condensed Consolidated Financial Statements.

ESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Advisory fees:
Asset-based	$11,385	$9,328	$21,835	$20,430
Performance-based	—	695	1,959	695
Trust fees	6,216	5,657	12,281	11,608
Trust performance-based fees	—	40	—	40
Other, net	(117)	155	(272)	(229)
Total revenues	17,484	15,875	35,803	32,544
EXPENSES:
Employee compensation and benefits	10,237	10,787	21,785	23,455
Sales and marketing	370	253	600	731
Westwood mutual funds	368	434	759	949
Information technology	2,261	2,030	4,253	4,061
Professional services	1,428	991	2,745	2,184
General and administrative	2,042	2,191	4,114	4,497
(Gain) loss on foreign currency transactions	—	1,323	—	(1,615)
Total expenses	16,706	18,009	34,256	34,262
Net operating income	778	(2,134)	1,547	(1,718)
Realized gains on private investments	46	—	8,371	—
Net change in unrealized appreciation (depreciation) on private investments	215	159	(2,111)	(836)
Investment income	235	124	431	668
Other income	142	34	192	68
Income (loss) before income taxes	1,416	(1,817)	8,430	(1,818)
Income tax expense (benefit)	446	758	3,359	(345)
Net income (loss)	$970	$(2,575)	$5,071	$(1,473)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1,371	—	(1,871)
Total comprehensive income (loss)	$970	$(1,204)	$5,071	$(3,344)

Earnings (loss) per share:
Basic	$0.12	$(0.33)	$0.64	$(0.18)
Diluted	$0.12	$(0.33)	$0.64	$(0.18)
Weighted average shares outstanding:
Basic	7,884,771	7,879,698	7,885,901	8,147,045
Diluted	7,928,106	7,879,698	7,922,742	8,147,045

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2021 and 2020
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance, March 31, 2021	8,313,003	$107	$211,988	$(80,255)	$1,605	$133,445
Net income	—	—	—	—	970	970
Issuance of restricted stock, net of forfeitures	30,565	1	(1)	—	—	—
Dividends declared ($0.10 per share)	—	—	—	—	(818)	(818)
Stock-based compensation expense	—	—	1,375	—	—	1,375
Purchases of treasury stock	(18,866)	—	—	(296)	—	(296)
Balance, June 30, 2021	8,324,702	$108	$213,362	$(80,551)	$1,757	$134,676

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, March 31, 2020	8,780,041	$106	$206,267	$(69,965)	$(6,185)	$8,166	$138,389
Net loss	—	—	—	—	—	(2,575)	(2,575)
Other comprehensive income	—	—	—	—	1,371	—	1,371
Issuance of restricted stock, net of forfeitures	9,998	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,305	—	—	—	2,305
Dividend reversal for forfeited restricted stock	—	—	—	—	—	24	24
Purchases of treasury stock	(407,697)	—	—	(8,085)	—	—	(8,085)
Balance, June 30, 2020	8,382,342	$106	$208,572	$(78,050)	$(4,814)	$5,615	$131,429

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2021 and 2020
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2020	8,326,948	$105	$210,268	$(77,967)	$(1,695)	$130,711
Net income	—	—	—	—	5,071	5,071
Issuance of restricted stock, net of forfeitures	160,470	3	(3)	—	—	—
Dividends declared ($0.20 per share)	—	—	—	—	(1,619)	(1,619)
Stock-based compensation expense	—	—	3,097	—	—	3,097
Purchases of treasury stock	(111,357)	—	—	(1,700)	—	(1,700)
Restricted stock returned for payment of taxes	(51,359)	—	—	(884)	—	(884)
Balance, June 30, 2021	8,324,702	$108	$213,362	$(80,551)	$1,757	$134,676

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2019	8,881,086	$103	$203,441	$(63,281)	$(2,943)	$10,967	$148,287
Net loss	—	—	—	—	—	(1,473)	(1,473)
Other comprehensive loss	—	—	—	—	(1,871)	—	(1,871)
Issuance of restricted stock, net of forfeitures	251,531	3	(3)	—	—	—	—
Dividends declared ($0.43 per share)	—	—	—	—	—	(3,879)	(3,879)
Stock-based compensation expense	—	—	4,921	—	—	—	4,921
Reclassification of compensation liability to be paid in shares	—	—	213	—	—	—	213
Purchases of treasury stock	(679,756)	—	—	(12,952)	—	—	(12,952)
Purchases of treasury stock under employee stock plans	(27,474)	—	—	(697)	—	—	(697)
Restricted stock returned for payment of taxes	(43,045)	—	—	(1,120)	—	—	(1,120)
Balance, June 30, 2020	8,382,342	$106	$208,572	$(78,050)	$(4,814)	$5,615	$131,429

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,071	$(1,473)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	397	465
Amortization of intangible assets	812	858
Net change in unrealized (appreciation) depreciation on investments	2,273	904
Realized gains on private investments	(8,371)	—
Stock based compensation expense	3,097	4,921
Deferred income taxes	13	(939)
Non-cash lease expense	614	615
Gain on asset disposition	(148)	—
Change in operating assets and liabilities:
Net (purchases) sales of trading securities	(5,642)	20,029
Accounts receivable	(431)	2,350
Other current assets	376	709
Accounts payable and accrued liabilities	1,585	(361)
Compensation and benefits payable	(2,942)	(5,790)
Income taxes payable	2,899	307
Other liabilities	(833)	(771)
Net cash (used in) provided by operating activities	(1,230)	21,824
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments	9,258	—
Sale of property and equipment	501	—
Purchase of property and equipment	(93)	(56)
Purchase of investments	(15)	—
Net cash provided by (used in) investing activities	9,651	(56)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,700)	(12,952)
Purchase of treasury stock under employee stock plans	—	(697)
Restricted stock returned for payment of taxes	(884)	(1,120)
Cash dividends paid	(1,619)	(11,043)
Net cash used in financing activities	(4,203)	(25,812)
Effect of currency rate changes on cash	13	(1,796)
Net Change in Cash and Cash Equivalents	4,231	(5,840)
Cash and cash equivalents, beginning of period	13,016	49,766
Cash and cash equivalents, end of period	$17,247	$43,926
Supplemental cash flow information:
Cash paid during the period for income taxes	$447	$288
Accrued dividends	$1,364	$1,498

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
Revenue Disaggregated

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands). In 2021, we recast certain prior year revenues related to performance-based fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advisory Fees:
Institutional	$7,225	$7,552	$16,083	$15,452
Mutual Funds	4,002	2,393	7,416	5,464
Wealth Management	158	78	295	209
Trust Fees	6,216	5,697	12,281	11,648
Other, net	(117)	155	(272)	(229)
Total revenues	$17,484	$15,875	$35,803	$32,544

We serve clients primarily in the United States, but also in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended June 30, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	$297	$—	$—	$—	$297
United States	11,088	6,216	—	(117)	17,187
Total	$11,385	$6,216	$—	$(117)	$17,484

Three Months Ended June 30, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$312	$—	$—	$—	$312
Canada	407	—	—	—	407
Europe	814	—	94	—	908
United States	7,795	5,657	641	155	14,248
Total	$9,328	$5,657	$735	$155	$15,875

Six Months Ended June 30, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	$573	$—	$—	$—	$573
Europe	638	—	262	—	900
United States	20,634	12,281	1,687	(272)	34,330
Total	$21,845	$12,281	$1,949	$(272)	$35,803

Six Months Ended June 30, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$729	$—	$—	$—	$729
Canada	897	—	—	—	897
Europe	1,824	—	94	—	1,918
United States	16,980	11,608	641	(229)	29,000
Total	$20,430	$11,608	$735	$(229)	$32,544

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended June 30, 2021
Net fee revenues from external sources	$11,385	$6,216	$—	$—	$17,601
Net intersegment revenues	624	87	—	(711)	—
Other, net	(117)	—	—	—	(117)
Total revenues	$11,892	$6,303	$—	$(711)	$17,484

Segment assets	$211,651	$57,214	$12,458	$(129,059)	$152,264
Segment goodwill	$—	$16,401	$—	$—	$16,401

Three Months Ended June 30, 2020
Net fee revenues from external sources	$10,023	$5,697	$—	$—	$15,720
Net intersegment revenues	595	68	—	(663)	—
Net interest and dividend revenue	10	—	—	—	10
Other, net	145	—	—	—	145
Total revenues	$10,773	$5,765	$—	$(663)	$15,875

Segment assets	$239,726	$50,955	$17,534	$(160,794)	$147,421
Segment goodwill	$3,403	$16,401	$—	$—	$19,804

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Six Months Ended June 30, 2021
Net fee revenues from external sources	$23,794	$12,281	$—	$—	$36,075
Net intersegment revenues	1,300	168	—	(1,468)	—
Other, net	(272)	—	—	—	(272)
Total revenues	$24,822	$12,449	$—	$(1,468)	$35,803

Six Months Ended June 30, 2020
Net fee revenues from external sources	$21,125	$11,648	$—	$—	$32,773
Net intersegment revenues	1,218	118	—	(1,336)	—
Net interest and dividend revenue	31	—	—	—	31
Other, net	(260)	—	—	—	(260)
Total revenues	$22,114	$11,766	$—	$(1,336)	$32,544

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
Our investment in Charis, the parent company of Westwood Private Bank ("Charis"), is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis. In the three and six months ended June 30, 2021, we recorded unrealized gains of approximately $0.2 million and $0.7 million, respectively, following fair value increases from market transactions.
In the three months ended June 30, 2020, we recorded an unrealized gain of $0.3 million, primarily as a result of the banking industry recovery following the previous downturn due to global macroeconomic effects of the Coronavirus disease ("COVID-19") pandemic. In the six months ended June 30, 2020, we recorded an unrealized loss of $0.7 million, primarily as a result of the global macroeconomic effects of COVID-19.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021:
U.S. Government and Government agency obligations	$62,831	$—	$(437)	$62,394
Money market funds	9,611	—	—	9,611
Equity funds	1,469	57	—	1,526
Equities	1,277	134	—	1,411
Exchange-traded bond funds	124	—	—	124
Total trading securities	75,312	191	(437)	75,066
Private investment fund	265	—	(154)	111
Private equity	3,420	667	—	4,087
Total investments carried at fair value	$78,997	$858	$(591)	$79,264

December 31, 2020:
U.S. Government and Government agency obligations	$65,132	$2	$(180)	$64,954
Money market funds	4,003	—	—	4,003
Equity funds	90	—	(5)	85
Equities	288	94	—	382
Exchange-traded bond funds	115	3	—	118
Total trading securities	69,628	99	(185)	69,542
Private investment fund	250	—	(154)	96
Private equity	3,420	11	—	3,431
Total investments carried at fair value	$73,298	$110	$(339)	$73,069

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of June 30, 2021:
Investments in trading securities	$75,066	$—	$—	$—	$75,066
Private investment fund	—	—	—	111	111
Private equity	—	—	4,087	—	4,087
Total assets measured at fair value	$75,066	$—	$4,087	$111	$79,264

As of December 31, 2020:
Investments in trading securities	$69,542	$—	$—	$—	$69,542
Private investment fund	—	—	—	96	96
Private equity	—	—	3,431	—	3,431
Total assets measured at fair value	$69,542	$—	$3,431	$96	$73,069

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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$3,872	$2,980	$3,431	$3,975
Unrealized gains (losses) on private investments	215	334	656	(661)
Ending balance	$4,087	$3,314	$4,087	$3,314

The June 30, 2021 private investment fair value of $4.1 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $1.38 to $2.28 per share, with a weighted average of $1.51 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.
7. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the first and second quarters of 2021 and 2020 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates. In addition, in the first quarter of 2020, a discrete benefit adjustment (related to the remeasurement of certain deferred taxes following the enactment of the Coronavirus Aid, Relief, and Economic Security Act) lowered our effective tax rate.
8. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
stock granted to employees and non-employee directors. There were approximately 139,000 and 326,000 anti-dilutive restricted shares outstanding for the three months ended June 30, 2021 and June 30, 2020, respectively. There were approximately 186,000 and 229,000 anti-dilutive restricted shares outstanding for the six months ended June 30, 2021 and June 30, 2020, respectively.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$970	$(2,575)	$5,071	$(1,473)

Weighted average shares outstanding - basic	7,884,771	7,879,698	7,885,901	8,147,045
Dilutive potential shares from unvested restricted shares	43,335	—	36,841	—
Weighted average shares outstanding - diluted	7,928,106	7,879,698	7,922,742	8,147,045

Earnings (loss) per share:
Basic	$0.12	$(0.33)	$0.64	$(0.18)
Diluted	$0.12	$(0.33)	$0.64	$(0.18)

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our most recent annual goodwill impairment assessment during the third quarter of 2020, and recorded $3.4 million of impairment expense related to our Advisory segment. No goodwill impairments were recorded during the three and six months ended June 30, 2021 or June 30, 2020.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and six months ended June 30, 2021 or June 30, 2020.
10. LEASES
In February 2021, we sublet approximately 10,000 square feet of our Dallas, Texas office space to a third party. The agreement began in the first quarter of 2021 and provides for monthly rent of approximately $20,000 through the fourth quarter of 2025.
In February 2021, we terminated our Toronto, Ontario office space lease, originally expiring in October 2021.
As of June 30, 2021, aside from the above, there have been no material changes outside the ordinary course of business to our leases since December 31, 2020. For information regarding our leases, refer to Note 11 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
During the three months ended June 30, 2021, the Company repurchased 18,866 shares of our common stock at an average price of $15.63 per share, including commissions, for an aggregate purchase price of $0.3 million under our share repurchase plan. During the six months ended June 30, 2021, the Company repurchased 111,357 shares of our common stock at an average price of $15.27 per share, including commissions, for an aggregate purchase price of $1.7 million under our share repurchase plan.
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
Based on our analyses of our investments in these entities for the periods ended June 30, 2021 and December 31, 2020, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Fee Revenues	$5.4	$4.5	$10.3	$10.2

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of June 30, 2021
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$2,857	$—	$—
Common Trust Funds	965	—	—
Private Funds	4	0.1	0.1
Private Equity	—	8.5	8.5
All other assets:
Wealth Management	3,458
Institutional	7,123
Total Assets Under Management	$14,407

13. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. For both the three months ended June 30, 2021 and June 30, 2020, we recorded trust fees from these accounts of $0.1 million. For both the six months ended June 30, 2021 and June 30, 2020, we recorded trust fees from these accounts of $0.2 million. There were no amounts due from these accounts as of June 30, 2021, and there was $0.1 million due from these accounts as of December 31, 2020.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International Advisors (prior to its closure, effective September 30, 2020) and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management served on the board of directors of the UCITS Fund (liquidated as of June 2020). Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. The Company earned $0.2 million in fees from the affiliated funds for the three months ended June 30, 2020, and $0.7 million in fees for the six months ended June 30, 2020.
14. SUBSEQUENT EVENTS
Dividends Declared
On July 27, 2021, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock payable on October 1, 2021 to stockholders of record on September 3, 2021.
On July 27, 2021, the Board of Directors also declared a special cash dividend of $2.50 per common share, payable on August 20, 2021 to stockholders of record on August 6, 2021.

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
•our stockholder rights agreement may make it more difficult for others to obtain control over us, even if it would be beneficial to our stockholders;
•risks associated with actions of activist stockholders;
•inclusion of foreign company investments in our AUM;
•regulations adversely affecting the financial services industry;
•our ability to maintain effective cyber security;
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
•in addition to our stockholder rights agreement, our organizational documents contain provisions that may prevent or deter another group from paying a premium over the market price to our stockholders to acquire our stock;
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
We began marketing our SmallCap Value product to institutional investors in early 2004. SmallCap Value approached its asset capacity in 2021, and accordingly we closed it to new institutional separate accounts and platforms. The funds remain open, and open to additions from existing clients.
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, particularly the impact on global stock markets. Beginning in 2020, we have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including encouraging our employees to work remotely. The investments we have made in technology over the past several years, particularly our significant investments in cloud-based systems and business continuity planning, have allowed our team to serve our clients from their homes or our offices. While our ability to meet with clients declined at the beginning of the pandemic, we were able to subsequently rebound as our clients embraced digital interactions.
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
Assets Under Management
AUM increased $2.5 billion to $14.4 billion at June 30, 2021 compared with $11.9 billion at June 30, 2020. The average of beginning and ending AUM for the second quarter of 2021 was $14.5 billion compared to $11.8 billion for the second quarter of 2020.

The following table displays AUM as of June 30, 2021 and 2020 (in millions):

	As of June 30,
	2021	2020	Change
Institutional(1)	$7,123	$6,183	15%
Wealth Management(2)	4,427	3,985	11
Mutual Funds(3)	2,857	1,740	64
Total AUM(4)	$14,407	$11,908	21%

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
(3)Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, institutional investors and wealth management accounts.
(4)AUM excludes $280 million and $222 million of assets under advisement (“AUA”) as of June 30, 2021 and 2020, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

Roll-Forward of Assets Under Management

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Institutional
Beginning of period assets	$7,569	$6,335	$6,567	$8,739
Inflows	1,001	161	1,733	474
Outflows	(1,752)	(1,168)	(1,971)	(1,899)
Net client flows	(751)	(1,007)	(238)	(1,425)
Market appreciation (depreciation)	305	855	794	(1,131)
Net change	(446)	(152)	556	(2,556)
End of period assets	$7,123	$6,183	$7,123	$6,183

Wealth Management
Beginning of period assets	$4,360	$3,765	$4,335	$4,438
Inflows	83	56	143	129
Outflows	(210)	(221)	(417)	(348)
Net client flows	(127)	(165)	(274)	(219)
Market appreciation (depreciation)	194	385	366	(234)
Net change	67	220	92	(453)
End of period assets	$4,427	$3,985	$4,427	$3,985

Mutual Funds
Beginning of period assets	$2,564	$1,500	$2,143	$2,058
Inflows	318	268	756	442
Outflows	(162)	(252)	(371)	(562)
Net client flows	156	16	385	(120)
Market appreciation (depreciation)	137	224	329	(198)
Net change	293	240	714	(318)
End of period assets	$2,857	$1,740	$2,857	$1,740

Total AUM
Beginning of period assets	$14,493	$11,600	$13,045	$15,235
Inflows	1,402	485	2,632	1,045
Outflows	(2,124)	(1,641)	(2,759)	(2,809)
Net client flows	(722)	(1,156)	(127)	(1,764)
Market appreciation (depreciation)	636	1,464	1,489	(1,563)
Net change	(86)	308	1,362	(3,327)
End of period assets	$14,407	$11,908	$14,407	$11,908

Three months ended June 30, 2021 and 2020
The $0.1 billion decrease in AUM for the three months ended June 30, 2021 was due to net outflows of $0.7 billion offset by market appreciation of $0.6 billion. Net outflows were primarily related to to the outflow of $1.6 billion from the closure of two Global Convertibles accounts. In the fourth quarter of 2020, we made the decision to exit the stand-alone convertibles business and our Global Convertibles team transitioned back to Aviva Investors, the firm from which they previously joined Westwood. As a result, $1.6 billion in two sub-advised Global Convertibles mandates returned to Aviva as of April 1, 2021. These outflows were partially offset by net inflows to our SmallCap Value strategy.
The $0.3 billion increase in AUM for the three months ended June 30, 2020 was due to market appreciation of $1.5 billion offset by net outflows of $1.2 billion. Net outflows were primarily related to our closed Emerging Markets strategy.

Six months ended June 30, 2021 and 2020
The $1.4 billion increase in AUM for the six months ended June 30, 2021 was due to market appreciation of $1.5 billion offset by net outflows of $0.1 billion.
The $3.3 billion decrease in AUM for the six months ended June 30, 2020 was due to net outflows of $1.8 billion and market depreciation of $1.6 billion. Net outflows were primarily related to our LargeCap Value, Income Opportunity and Emerging Markets strategies, partially offset by net inflows to our SmallCap Value strategy.
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income (Loss) contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Revenues:
Advisory fees: asset-based	$11,385	$9,328	22%	$21,835	$20,430	7%
Advisory fees: performance-based	—	695	(100)	1,959	695	182
Trust fees: asset-based	6,216	5,657	10	12,281	11,608	6
Trust fees: performance-based	—	40	(100)	—	40	(100)
Other, net	(117)	155	(175)	(272)	(229)	19
Total revenues	17,484	15,875	10	35,803	32,544	10
Expenses:
Employee compensation and benefits	10,237	10,787	(5)	21,785	23,455	(7)
Sales and marketing	370	253	46	600	731	(18)
Westwood mutual funds	368	434	(15)	759	949	(20)
Information technology	2,261	2,030	11	4,253	4,061	5
Professional services	1,428	991	44	2,745	2,184	26
General and administrative	2,042	2,191	(7)	4,114	4,497	(9)
(Gain) loss on foreign currency transactions	—	1,323	(100)	—	(1,615)	(100)
Total expenses	16,706	18,009	(7)	34,256	34,262	0
Net operating income (loss)	778	(2,134)		1,547	(1,718)
Realized gains on private investments	46	—	NM	8,371	—	NM
Net change in unrealized appreciation (depreciation) on private investments	215	159	35	(2,111)	(836)	153
Investment income	235	124	90	431	668	(35)
Other income	142	34	318	192	68	182
Income (loss) before income taxes	1,416	(1,817)		8,430	(1,818)
Income tax expense (benefit)	446	758	(41)	3,359	(345)	(1,074)
Net income (loss)	$970	$(2,575)	(138)%	$5,071	$(1,473)	(444)%
_________________________
NM    Not meaningful
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Total revenues. Total revenues increased $1.6 million, or 10%, to $17.5 million for the three months ended June 30, 2021 compared with $15.9 million for the three months ended June 30, 2020. Asset-based advisory fees increased $2.1 million, or 22%, and Trust fees increased $0.5 million, or 10%. Performance-based advisory fees decreased $0.7 million due to lower realization of performance fees in the three months ended June 30, 2021.

Employee compensation and benefits. Employee compensation and benefits decreased $0.6 million, or 5%, to $10.2 million for the three months ended June 30, 2021 compared with $10.8 million for the three months ended June 30, 2020. The decrease was primarily due to reductions in headcount and stock-based compensation expense.
Professional services. Professional services increased $0.4 million, or 44%, to $1.4 million for the three months ended June 30, 2021 compared with $1.0 million for the three months ended June 30, 2020. The increase was primarily due to legal expenses.
(Gain) loss on foreign currency transactions. We recorded foreign currency gains and losses as a result of fluctuations in the Canadian dollar exchange rate, prior to closing Westwood International Advisors in 2020.
Other Income. Other income increased to $0.1 million for the three months ended June 30, 2021. The increase was primarily due to sublease income.
Income tax expense (benefit). Our effective tax rate of 31.5% differed from the 21% statutory rate for the second quarter of 2021 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates. Our income tax rate differed from the 21% statutory rate for the second quarter of 2020 primarily due to the impact of certain deferred tax assets that offset the discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") recorded in the first quarter of 2020.
Six months ended June 30, 2021 compared to six months ended June 30, 2020
Total revenues. Total revenues increased $3.3 million, or 10%, to $35.8 million for the six months ended June 30, 2021 compared with $32.5 million for the six months ended June 30, 2020. Asset-based advisory fees increased $1.4 million, or 7% and Trust fees increased $0.7 million, or 6%, both primarily due to higher average AUM. Performance-based advisory fees increased $1.3 million, or 182%, primarily due to higher realization of performance fees in the six months ended June 30, 2021.
Employee compensation and benefits. Employee compensation and benefits costs decreased $1.7 million, or 7%, to $21.8 million for the six months ended June 30, 2021 compared with $23.5 million for the six months ended June 30, 2020. The decrease was primarily due to reductions in headcount and stock-based compensation expense.
Professional services. Professional services increased $0.5 million, or 26%, to $2.7 million for the six months ended June 30, 2021 compared with $2.2 million for the six months ended June 30, 2020. The increase was primarily due to legal expenses.
(Gain) loss on foreign currency transactions. We recorded foreign currency gains and losses as a result of fluctuations in the Canadian dollar exchange rate, prior to closing Westwood International Advisors in 2020.
Realized gains on private investments. Following InvestCloud's recapitalization in the first quarter of 2021, we recorded a realized gain of approximately $8.3 million.
Other Income. Other income increased $0.1 million to $0.2 million for the six months ended June 30, 2021. The increase was primarily due to sublease income.
Income Tax Expense (Benefit). The effective tax rate was 39.8% for the six months ended June 30, 2021, compared to 19.0% for the six months ended June 30, 2020. Our income tax rate differed from the 21% statutory rate for 2021 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates. The effective tax rate decreased to 19.0% for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2020 was primarily due to a discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the CARES Act recorded in the first quarter of 2020, offset by the remeasurement of current deferred taxes on a nondiscrete basis.
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
The following tables provide a reconciliation of net income (loss) to Economic Earnings and Economic Earnings by segment (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Change	Six Months Ended June 30,
	2021	2020		2021	2020	Change
Net income (loss)	$970	$(2,575)	(138)%	$5,071	$(1,473)	(444)%
Add: Stock-based compensation expense	1,375	2,305	(40)	3,097	4,921	(37)
Add: Intangible amortization	406	435	(7)	812	858	(5)
Add: Tax benefit from goodwill amortization	59	59	—	118	118	—
Economic Earnings	$2,810	$224	1,154%	$9,098	$4,424	106%

Diluted weighted average shares outstanding	7,928,106	7,879,698		7,922,742	8,147,045
Economic Earnings per share	$0.35	$0.03		$1.15	$0.54

Economic Earnings by Segment:
Advisory	$3,919	$1,013	287%	$10,469	$5,306	97%
Trust	1,508	1,333	13	4,492	2,325	93
Westwood Holdings	(2,617)	(2,122)	23	(5,863)	(3,207)	83
Consolidated	$2,810	$224	1,154%	$9,098	$4,424	106%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We reinstated our dividend in 2021, following a suspension in the second quarter of 2020 as we preserved capital and provided additional financial flexibility amid the uncertainties created by COVID-19. As of June 30, 2021 and December 31, 2020, we had no debt. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the six months ended June 30, 2021, cash flow used in operating activities was $1.2 million, which included net purchases of $5.6 million of current investments, a reduction in compensation and benefits payable of $2.9 million, a $0.4 million change in accounts receivable and adjustments to net income, partially offset by income taxes payable, accounts payable and accrued liabilities. During the six months ended June 30, 2020, cash flow provided by operating activities was $21.8 million, which included liquidation of $20.0 million of current investments and accounts receivable collections of $2.4 million, partially offset by an $5.8 million decrease in compensation and benefits payable.
Cash flow provided by investing activities during the six months ended June 30, 2021 was related to realized gains on private investments and the sale of property and equipment following the sublease of a portion of our Dallas, Texas corporate office space. Cash flow used in investing activities during the six months ended June 30, 2020 was related to purchases of property and equipment.
Cash flows used in financing activities of $4.2 million for the six months ended June 30, 2021 reflected treasury stock repurchases, the payment of dividends and restricted stock returned for the payment of taxes. Cash flow used in financing activities of $25.8 million for the six months ended June 30, 2020 reflected treasury stock repurchases, the payment of dividends, restricted stock returned for payment of taxes and purchases of treasury stock under employee stock plans.
We had cash and short-term investments of $92.3 million as of June 30, 2021 and $82.6 million as of December 31, 2020. At June 30, 2021 and December 31, 2020, working capital aggregated $92.8 million and $84.5 million, respectively.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2021, Westwood Trust had approximately $17.6 million in excess of its minimum capital requirement.
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
The United States Department of Labor released its regulatory agenda in the Spring of 2021, which confirmed that a fiduciary rule rewrite is in progress. This rewrite is expected to address the definition of fiduciary. At this time, we cannot predict the content or form of any such rule or its impact on our business, results of operations and financial condition. Our business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth. We will continue to monitor the potential impact of this development on our business.
Contractual Obligations
As of June 30, 2021, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2020. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our workforce working remotely did not hinder the execution of our internal control processes and procedures.

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
Except as discussed below, there have been no material changes to the risk factors previously disclosed in the Form 10-K. You should carefully consider the following risks and the risks included in the Company’s Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.
Risks Related to Ownership of Stock and Corporate Governance
Our stockholder rights agreement (“Rights Agreement”) may make it more difficult for others to obtain control over us, even if it would be beneficial to our stockholders.
In May of 2021, our Board of Directors adopted a stockholder rights agreement. Pursuant to its terms, we have distributed a dividend of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on May 12, 2021. These rights would cause substantial dilution to the ownership of any person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. These provisions could discourage a future takeover attempt which individual stockholders might deem to be in their best interests or in which stockholders could receive a premium for their shares over current prices.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by effectively requiring those who seek to obtain control of the Company to negotiate with our Board of Directors and by providing our Board with more time to assess any acquisition of control. However, these provisions could apply even if an acquisition of control of the Company may be considered beneficial by some stockholders and could delay or prevent an acquisition of control that our Board of Directors determines is not in the best interests of our Company and our stockholders.
Actions of activist stockholders could cause us to incur substantial costs, divert the attention and resources of our management and the Board of Directors, and have an adverse effect on our business and stock price.
We have been and may continue to be subject to proposals by stockholders urging us to take certain corporate actions or seeking to acquire control over the Company. If activist stockholder activities continue or new activities arise, our business could be adversely affected as responding to actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our Board of Directors, all of which could interfere with our ability to execute our strategic plan. We have retained, and may be required to continue to retain, the services of various professionals to advise us on activist stockholder matters, including legal, financial and communications advisors, the costs of which may adversely affect our financial results. In addition, the perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, result in the loss of key personnel, harm our ability to attract new investors, clients and employees, and cause our stock price to experience periods of volatility or stagnation.
In addition to our Rights Agreement, our organizational documents contain provisions that may prevent or deter another group from paying a premium over the market price to our stockholders to acquire our stock.
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
The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)				$8,300,000
April 2021	18,866	$15.63	18,866

(1)These purchases relate to the share repurchase program and were authorized in April 2020.

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 27, 2021	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer