Form 10-Q
period 2021-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2021-10-27
CIK 1165002

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
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 20, 2021: 8,305,035.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$18,461	$13,016
Accounts receivable	9,785	9,450
Investments, at fair value	58,094	69,542
Prepaid income taxes	79	1,700
Other current assets	2,451	2,606
Total current assets	88,870	96,314
Investments	4,455	8,154
Noncurrent investments at fair value	4,185	3,527
Goodwill	16,401	16,401
Deferred income taxes	991	1,468
Operating lease right-of-use assets	5,180	6,103
Intangible assets, net	12,317	13,535
Property and equipment, net of accumulated depreciation of $8,456 and $8,056	2,229	3,186
Other long-term assets	634	464
Total assets	$135,262	$149,152
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,775	$1,627
Dividends payable	1,333	810
Compensation and benefits payable	6,991	7,448
Operating lease liabilities	1,410	1,718
Accrued stock repurchases	36	—
Income taxes payable	752	191
Total current liabilities	13,297	11,794
Accrued dividends	1,148	526
Noncurrent operating lease liabilities	5,089	6,121
Total long-term liabilities	6,237	6,647
Total liabilities	19,534	18,441
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,658,681 and outstanding 8,296,864 shares at September 30, 2021; issued 10,500,549 and outstanding 8,326,948 shares at December 31, 2020	108	105
Additional paid-in capital	193,901	210,268
Treasury stock, at cost - 2,361,817 shares at September 30, 2021; 2,173,559 shares at December 31, 2020	(81,050)	(77,967)
Retained earnings (accumulated deficit)	2,769	(1,695)
Total stockholders' equity	115,728	130,711
Total liabilities and stockholders' equity	$135,262	$149,152

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Advisory fees:
Asset-based	$12,011	$8,847	$33,846	$29,277
Performance-based	—	713	1,959	1,408
Trust fees	5,952	5,787	18,233	17,395
Trust performance-based fees	—	37	—	77
Other, net	(103)	70	(375)	(159)
Total revenues	17,860	15,454	53,663	47,998
EXPENSES:
Employee compensation and benefits	10,268	9,515	32,053	32,970
Sales and marketing	292	215	892	946
Westwood mutual funds	814	421	1,573	1,370
Information technology	1,937	2,158	6,190	6,219
Professional services	726	1,033	3,471	3,217
General and administrative	1,779	2,333	5,893	6,830
Impairment expense	—	3,403	—	3,403
(Gain) loss on foreign currency transactions	—	419	—	(1,196)
Total expenses	15,816	19,497	50,072	53,759
Net operating income (loss)	2,044	(4,043)	3,591	(5,761)
Realized gains on private investments	—	—	8,371	—
Net change in unrealized appreciation (depreciation) on private investments	(13)	(73)	(2,124)	(909)
Investment income	131	(43)	562	625
Other income	198	34	390	102
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	—	(4,193)	—	(4,193)
Income (loss) before income taxes	2,360	(8,318)	10,790	(10,136)
Income tax expense	481	1,971	3,840	1,626
Net income (loss)	$1,879	$(10,289)	$6,950	$(11,762)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	621	—	(1,250)
Reclassification of cumulative foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	—	4,193	—	4,193
Total comprehensive income (loss)	$1,879	$(5,475)	$6,950	$(8,819)

Earnings (loss) per share:
Basic	$0.24	$(1.31)	$0.88	$(1.46)
Diluted	$0.24	$(1.31)	$0.88	$(1.46)
Weighted average shares outstanding:
Basic	7,887,259	7,829,478	7,886,359	8,040,417
Diluted	7,956,081	7,829,478	7,933,860	8,040,417

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2021 and 2020
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2021	8,324,702	$108	$213,362	$(80,551)	$1,757	$134,676
Net income	—	—	—	—	1,879	1,879
Issuance of restricted stock, net of forfeitures	(2,336)	—	—	—	—	—
Return of capital ($2.50 per share)	—	—	(20,823)	—	—	(20,823)
Dividends declared ($0.10 per share)	—	—	—	—	(867)	(867)
Stock-based compensation expense	—	—	1,362	—	—	1,362
Purchases of treasury stock	(25,502)	—	—	(499)	—	(499)
Balance, September 30, 2021	8,296,864	$108	$193,901	$(81,050)	$2,769	$115,728

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, June 30, 2020	8,382,342	$106	$208,572	$(78,050)	$(4,814)	$5,615	$131,429
Net loss	—	—	—	—	—	(10,289)	(10,289)
Other comprehensive income	—	—	—	—	621	—	621
Foreign currency translation adjustments reclassification	—	—	—	—	4,193	—	4,193
Issuance of restricted stock, net of forfeitures	(15,531)	—	—	—	—	—	—
Stock-based compensation expense	—	—	488	—	—	—	488
Dividend reversal for forfeited restricted stock	—	—	—	—	—	50	50
Balance, September 30, 2020	8,366,811	$106	$209,060	$(78,050)	$—	$(4,624)	$126,492

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2021 and 2020
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2020	8,326,948	$105	$210,268	$(77,967)	$(1,695)	$130,711
Net income	—	—	—	—	6,950	6,950
Issuance of restricted stock, net of forfeitures	158,134	3	(3)	—	—	—
Return of capital ($2.50 per share)	—	—	(20,823)	—	—	(20,823)
Dividends declared ($0.10 per share)	—	—	—	—	(2,486)	(2,486)
Stock-based compensation expense	—	—	4,459	—	—	4,459
Purchases of treasury stock	(136,859)	—	—	(2,199)	—	(2,199)
Restricted stock returned for payment of taxes	(51,359)	—	—	(884)	—	(884)
Balance, September 30, 2021	8,296,864	$108	$193,901	$(81,050)	$2,769	$115,728

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2019	8,881,086	$103	$203,441	$(63,281)	$(2,943)	$10,967	$148,287
Net loss	—	—	—	—	—	(11,762)	(11,762)
Other comprehensive loss	—	—	—	—	(1,250)	—	(1,250)
Foreign currency translation adjustments reclassification	—	—	—	—	4,193	—	4,193
Issuance of restricted stock, net of forfeitures	236,000	3	(3)	—	—	—	—
Dividends declared ($0.43 per share), net of forfeitures	—	—	—	—	—	(3,829)	(3,829)
Stock-based compensation expense	—	—	5,409	—	—	—	5,409
Reclassification of compensation liability to be paid in shares	—	—	213	—	—	—	213
Purchases of treasury stock	(679,756)	—	—	(12,952)	—	—	(12,952)
Purchases of treasury stock under employee stock plans	(27,474)	—	—	(697)	—	—	(697)
Restricted stock returned for payment of taxes	(43,045)	—	—	(1,120)	—	—	(1,120)
Balance, September 30, 2020	8,366,811	$106	$209,060	$(78,050)	$—	$(4,624)	$126,492

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,950	$(11,762)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	571	697
Amortization of intangible assets	1,218	1,293
Net change in unrealized (appreciation) depreciation on investments	2,425	1,132
Realized gains on private investments	(8,371)	—
Stock based compensation expense	4,459	5,409
Deferred income taxes	477	(191)
Non-cash lease expense	923	1,253
Gain on asset disposition	(148)	—
Impairment of goodwill	—	3,403
Currency translation adjustment reclassification	—	4,193
Change in operating assets and liabilities:
Net (purchases) sales of trading securities	11,191	(11,891)
Accounts receivable	(335)	3,634
Other current assets	(15)	246
Accounts payable and accrued liabilities	1,149	(47)
Compensation and benefits payable	(430)	(3,769)
Income taxes payable	2,191	492
Other liabilities	(1,195)	(1,174)
Net cash (used in) provided by operating activities	21,060	(7,082)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments	9,258	—
Sale of property and equipment	501	—
Purchase of property and equipment	(114)	(92)
Purchase of investments	(15)	—
Net cash provided by (used in) investing activities	9,630	(92)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(2,164)	(12,952)
Purchase of treasury stock under employee stock plans	—	(697)
Restricted stock returned for payment of taxes	(884)	(1,120)
Cash dividends paid	(22,125)	(11,043)
Net cash used in financing activities	(25,173)	(25,812)
Effect of currency rate changes on cash	(72)	(1,187)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,445	(34,173)
Cash and cash equivalents, beginning of period	13,016	49,766
Cash and cash equivalents, end of period	$18,461	$15,593
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$506	$1,294
Accrued dividends	$2,481	$1,448
Accrued purchases of treasury stock	$36	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advisory Fees:
Institutional	$7,579	$6,897	$23,662	$22,349
Mutual Funds	4,232	2,541	11,648	8,005
Wealth Management	200	122	495	331
Trust Fees	5,952	5,824	18,233	17,472
Other, net	(103)	70	(375)	(159)
Total revenues	$17,860	$15,454	$53,663	$47,998

We serve clients primarily in the United States, as well as in certain international locations. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended September 30, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	$293	$—	$—	$—	$293
United States	11,718	5,952	—	(103)	17,567
Total	$12,011	$5,952	$—	$(103)	$17,860

Three Months Ended September 30, 2020	Advisory	Trust	Performance-based	Other	Total
Canada	$337	$—	$—	$—	$337
Europe	475	—	708	—	1,183
United States	8,035	5,787	42	70	13,934
Total	$8,847	$5,787	$750	$70	$15,454

Nine Months Ended September 30, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	$866	$—	$—	$—	$866
Europe	638	—	262	—	900
United States	32,352	18,233	1,687	(375)	51,897
Total	$33,856	$18,233	$1,949	$(375)	$53,663

Nine Months Ended September 30, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$729	$—	$—	$—	$729
Canada	1,234	—	—	—	1,234
Europe	2,299	—	803	—	3,102
United States	25,015	17,395	682	(159)	42,933
Total	$29,277	$17,395	$1,485	$(159)	$47,998

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended September 30, 2021
Net fee revenues from external sources	$12,011	$5,952	$—	$—	$17,963
Net intersegment revenues	576	93	—	(669)	—
Other, net	(103)	—	—	—	(103)
Total revenues	$12,484	$6,045	$—	$(669)	$17,860

Segment assets	$215,903	$57,503	$12,261	$(150,405)	$135,262
Segment goodwill	$—	$16,401	$—	$—	$16,401

Three Months Ended September 30, 2020
Net fee revenues from external sources	$9,560	$5,824	$—	$—	$15,384
Net intersegment revenues	590	70	—	(660)	—
Other, net	70	—	—	—	70
Total revenues	$10,220	$5,894	$—	$(660)	$15,454

Segment assets	$201,307	$52,723	$16,892	$(126,538)	$144,384
Segment goodwill	$—	$16,401	$—	$—	$16,401

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Nine Months Ended September 30, 2021
Net fee revenues from external sources	$35,805	$18,233	$—	$—	$54,038
Net intersegment revenues	1,876	261	—	(2,137)	—
Other, net	(375)	—	—	—	(375)
Total revenues	$37,306	$18,494	$—	$(2,137)	$53,663

Nine Months Ended September 30, 2020
Net fee revenues from external sources	$30,685	$17,472	$—	$—	$48,157
Net intersegment revenues	1,809	187	—	(1,996)	—
Net interest and dividend revenue	31	—	—	—	31
Other, net	(190)	—	—	—	(190)
Total revenues	$32,335	$17,659	$—	$(1,996)	$47,998

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
Our investment in Charis, the parent company of Westwood Private Bank ("Charis"), is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis. In the nine months ended September 30, 2021, we recorded unrealized gains of approximately $0.7 million, following fair value increases from market transactions. In the nine months ended September 30, 2020, we recorded an unrealized loss of $0.7 million, primarily as a result of the global macroeconomic effects of COVID-19.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021:
U.S. Government and Government agency obligations	$43,860	$—	$(508)	$43,352
Money market funds	9,748	—	(20)	9,728
Equity funds	1,258	118	—	1,376
Equities	3,469	29	(3)	3,495
Exchange-traded bond funds	142	1	—	143
Total trading securities	58,477	148	(531)	58,094
Private investment fund	265	—	(154)	111
Private equity	3,420	667	(13)	4,074
Total investments carried at fair value	$62,162	$815	$(698)	$62,279

December 31, 2020:
U.S. Government and Government agency obligations	$65,132	$2	$(180)	$64,954
Money market funds	4,003	—	—	4,003
Equity funds	90	—	(5)	85
Equities	288	94	—	382
Exchange-traded bond funds	115	3	—	118
Total trading securities	69,628	99	(185)	69,542
Private investment fund	250	—	(154)	96
Private equity	3,420	11	—	3,431
Total investments carried at fair value	$73,298	$110	$(339)	$73,069

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of September 30, 2021:
Investments in trading securities	$58,094	$—	$—	$—	$58,094
Private investment fund	—	—	—	111	111
Private equity	—	—	4,074	—	4,074
Total assets measured at fair value	$58,094	$—	$4,074	$111	$62,279

As of December 31, 2020:
Investments in trading securities	$69,542	$—	$—	$—	$69,542
Private investment fund	—	—	—	96	96
Private equity	—	—	3,431	—	3,431
Total assets measured at fair value	$69,542	$—	$3,431	$96	$73,069

(1) Comprised of certain investments measured at fair value using net asset value ("NAV") as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.
Our investment in Charis is included within Level 3 of the fair value hierarchy as we value that investment utilizing inputs not observable in the market. Our investment is measured at fair value on a recurring basis using a market approach based on a price to tangible book value multiple range that is determined to be reasonable in the current environment, or on market transactions. Management believes this valuation methodology is consistent with the banking industry and we will reevaluate our methodology and inputs on a quarterly basis.
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$4,087	$3,314	$3,431	$3,975
Unrealized gains (losses) on private investments	(13)	(73)	643	(734)
Ending balance	$4,074	$3,241	$4,074	$3,241

The September 30, 2021 private investment fair value of $4.1 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $1.42 to $2.22 per share, with a weighted average of $1.50 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.
7. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the three and nine months ended September 30, 2021 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date. In addition, in the first quarter of 2020, a discrete benefit adjustment related to the remeasurement of certain deferred taxes following the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") lowered our effective tax rate.
Our effective income tax rate differed from the 21% statutory rate for the three and nine months ended September 30, 2020 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date, and a 5% incremental Canadian withholding tax (net of U.S. tax federal deduction) incurred on repatriated funds following closure of our Westwood International Advisors office in the third quarter of 2020, partially offset by the enactment of the CARES Act which lowered our effective tax rate.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 40,000 and 623,000 anti-dilutive restricted shares outstanding for the three months ended September 30, 2021 and September 30, 2020, respectively. There were approximately 138,000 and 360,000 anti-dilutive restricted shares outstanding for the nine months ended September 30, 2021 and September 30, 2020, respectively.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1,879	$(10,289)	$6,950	$(11,762)

Weighted average shares outstanding - basic	7,887,259	7,829,478	7,886,359	8,040,417
Dilutive potential shares from unvested restricted shares	68,822	—	47,501	—
Weighted average shares outstanding - diluted	7,956,081	7,829,478	7,933,860	8,040,417

Earnings (loss) per share:
Basic	$0.24	$(1.31)	$0.88	$(1.46)
Diluted	$0.24	$(1.31)	$0.88	$(1.46)

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our most recent annual goodwill impairment assessment during the third quarter of 2021, and determined that no goodwill impairment was required. In 2020 we recorded $3.4 million of impairment expense related to our Advisory segment.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and nine months ended September 30, 2021 or September 30, 2020.
10. LEASES
In February 2021, we sublet approximately 10,000 square feet of our Dallas, Texas office space to a third party. The agreement began in the first quarter of 2021 and provides for monthly rent of approximately $20,000 through the fourth quarter of 2025.
In February 2021, we terminated our Toronto, Ontario office space lease, originally expiring in October 2021.
As of September 30, 2021, aside from the above, there have been no material changes outside the ordinary course of business to our leases since December 31, 2020. For information regarding our leases, refer to Note 11 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
During the three months ended September 30, 2021, the Company repurchased 25,502 shares of our common stock at an average price of $19.57 per share, including commissions, for an aggregate purchase price of $0.5 million under our share repurchase plan. During the nine months ended September 30, 2021, the Company repurchased 136,859 shares of our common stock at an average price of $16.07 per share, including commissions, for an aggregate purchase price of $2.2 million under our share repurchase plan.
The Company did not repurchase any shares of our common stock during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company repurchased 679,756 shares of our common stock at an average price of $19.05 per share, including commissions, for an aggregate purchase price of $13.0 million under our share repurchase plan.
Return of Capital Distribution
On July 27, 2021, we declared a return of capital distribution of $2.50 per common share, which was paid in August 2021. The $20.8 million distribution to shareholders was treated as a return of capital and recorded as a reduction to additional paid-in-capital in the condensed consolidated balance sheets as of September 30, 2021.

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
Based on our analyses of our investments in these entities for the periods ended September 30, 2021 and December 31, 2020, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fee Revenues	$5.5	$4.2	$15.8	$14.4

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of September 30, 2021
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$2,863
Common Trust Funds	892
Private Funds	4	0.1	0.1
Private Equity	—	8.3	8.3
All other assets:
Wealth Management	3,340
Institutional	6,701
Total Assets Under Management	$13,800

13. RELATED PARTY TRANSACTIONS
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. For both of the three months ended September 30, 2021 and September 30, 2020, we recorded trust fees from these accounts of $0.1 million. For both of the nine months ended September 30, 2021 and September 30, 2020, we recorded trust fees from these accounts of $0.3 million. There were no amounts due from these accounts as of September 30, 2021, and there was $0.1 million due from these accounts as of December 31, 2020.
One of our directors serves as a consultant to the Company under a consulting agreement. We recorded expenses of $0.1 million related to this agreement for both of the nine months ended September 30, 2021 and September 30, 2020.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood International Advisors (prior to its closure, effective September 30, 2020) and Westwood Management provide investment advisory services to the UCITS Fund and the Westwood Funds®. Certain members of our management served on the board of directors of the UCITS Fund (liquidated as of June 2020). Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. The Company earned no fees from the affiliated funds for the three months ended September 30, 2020, and $0.6 million in fees for the nine months ended September 30, 2020.
14. SUBSEQUENT EVENTS
Dividends Declared
On October 27, 2021, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on January 3, 2022 to stockholders of record on December 3, 2021.

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
•distributions to our common stockholders have included and may in the future include a return of capital;
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
On July 27, 2020, our Board of Directors approved the closure of Westwood International Advisors and Westwood’s office in Toronto, Canada.
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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, particularly the impact on global stock markets. Beginning in 2020, we have taken a number of precautionary measures designed to help minimize the risk of spreading the virus to our employees, including encouraging our employees to work remotely. The investments we have made in technology over the past several years, particularly our significant investments in cloud-based systems and business continuity planning, have allowed our team to serve our clients interchangeably from their homes or our offices. While our ability to meet with clients declined at the beginning of the pandemic, subsequently we were able to restore our communications to pre-pandemic levels as our clients embraced digital interactions.
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
General and Administrative
General and administrative expenses generally consist of costs associated with the lease of office space, amortization, depreciation, insurance, custody expense, Board of Directors' fees, investor relations, licenses and fees, office supplies and other miscellaneous expenses.
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
Assets Under Management
AUM increased $1.8 billion to $13.8 billion at September 30, 2021 compared with $12.0 billion at September 30, 2020. The average of beginning and ending AUM for the third quarter of 2021 was $14.1 billion compared to $11.9 billion for the third quarter of 2020.

The following table displays AUM as of September 30, 2021 and 2020 (in millions):

	As of September 30,
	2021	2020	Change
Institutional(1)	$6,701	$6,044	11%
Wealth Management(2)	4,236	4,094	3
Mutual Funds(3)	2,863	1,824	57
Total AUM(4)	$13,800	$11,962	15%

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
(2)Wealth Management includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provides advisory services to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management, Westwood International Advisors (prior to its closure, effective September 30, 2020) and external unaffiliated subadvisors. For certain assets in this category Westwood Trust currently provides limited custodial services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future.
(3)Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, institutional investors and wealth management accounts.
(4)AUM excludes $283 million and $240 million of assets under advisement (“AUA”) as of September 30, 2021 and 2020, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

Roll-Forward of Assets Under Management

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Institutional
Beginning of period assets	$7,123	$6,183	$6,567	$8,739
Inflows	64	117	1,797	592
Outflows	(401)	(655)	(2,372)	(2,554)
Net client flows	(337)	(538)	(575)	(1,962)
Market appreciation (depreciation)	(85)	399	709	(733)
Net change	(422)	(139)	134	(2,695)
End of period assets	$6,701	$6,044	$6,701	$6,044

Wealth Management
Beginning of period assets	$4,427	$3,985	$4,335	$4,438
Inflows	98	99	241	228
Outflows	(238)	(187)	(655)	(535)
Net client flows	(140)	(88)	(414)	(307)
Market appreciation (depreciation)	(51)	197	315	(37)
Net change	(191)	109	(99)	(344)
End of period assets	$4,236	$4,094	$4,236	$4,094

Mutual Funds
Beginning of period assets	$2,857	$1,740	$2,143	$2,058
Inflows	248	208	1,004	650
Outflows	(194)	(192)	(565)	(754)
Net client flows	54	16	439	(104)
Market appreciation (depreciation)	(48)	68	281	(130)
Net change	6	84	720	(234)
End of period assets	$2,863	$1,824	$2,863	$1,824

Total AUM
Beginning of period assets	$14,407	$11,908	$13,045	$15,235
Inflows	410	424	3,042	1,470
Outflows	(833)	(1,034)	(3,592)	(3,843)
Net client flows	(423)	(610)	(550)	(2,373)
Market appreciation (depreciation)	(184)	664	1,305	(900)
Net change	(607)	54	755	(3,273)
End of period assets	$13,800	$11,962	$13,800	$11,962

Three months ended September 30, 2021 and 2020
The $0.6 billion decrease in AUM for the three months ended September 30, 2021 was due to net outflows of $0.4 billion and market depreciation of $0.2 billion. Net outflows were primarily related to our LargeCap Value and SmallCap Value strategies.
The $0.1 billion increase in AUM for the three months ended September 30, 2020 was due to market appreciation of $0.7 billion offset by net outflows of $0.6 billion. Net outflows were primarily related to our closed Emerging Markets strategy.
Nine months ended September 30, 2021 and 2020

The $0.8 billion increase in AUM for the nine months ended September 30, 2021 was due to market appreciation of $1.3 billion offset by net outflows of $0.6 billion. Net outflows were primarily related to the outflow of $1.6 billion from the closure of two Global Convertibles accounts. In the fourth quarter of 2020, we made the decision to exit the stand-alone convertibles business and our Global Convertibles team transitioned back to Aviva Investors, the firm from which they previously joined Westwood. As a result, $1.6 billion in two sub-advised Global Convertibles mandates returned to Aviva as of April 1, 2021. These outflows were partially offset by net inflows to our SmallCap Value strategy.
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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Revenues:
Advisory fees: asset-based	$12,011	$8,847	36%	$33,846	$29,277	16%
Advisory fees: performance-based	—	713	(100)	1,959	1,408	39
Trust fees: asset-based	5,952	5,787	3	18,233	17,395	5
Trust fees: performance-based	—	37	(100)	—	77	(100)
Other, net	(103)	70	(247)	(375)	(159)	136
Total revenues	17,860	15,454	16	53,663	47,998	12
Expenses:
Employee compensation and benefits	10,268	9,515	8	32,053	32,970	(3)
Sales and marketing	292	215	36	892	946	(6)
Westwood mutual funds	814	421	93	1,573	1,370	15
Information technology	1,937	2,158	(10)	6,190	6,219	0
Professional services	726	1,033	(30)	3,471	3,217	8
General and administrative	1,779	2,333	(24)	5,893	6,830	(14)
Impairment expense	—	3,403	(100)	—	3,403	(100)
(Gain) loss on foreign currency transactions	—	419	(100)	—	(1,196)	(100)
Total expenses	15,816	19,497	(19)	50,072	53,759	(7)
Net operating income (loss)	2,044	(4,043)		3,591	(5,761)
Realized gains on private investments	—	—	NM	8,371	—	NM
Net change in unrealized appreciation (depreciation) on private investments	(13)	(73)	(82)	(2,124)	(909)	134
Investment income	131	(43)	(405)	562	625	(10)
Other income	198	34	482	390	102	282
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	—	(4,193)	(100)	—	(4,193)	(100)
Income (loss) before income taxes	2,360	(8,318)		10,790	(10,136)
Income tax expense	481	1,971	(76)	3,840	1,626	136
Net income (loss)	$1,879	$(10,289)	(118)%	$6,950	$(11,762)	(159)%
_________________________
NM    Not meaningful
Three months ended September 30, 2021 compared to three months ended September 30, 2020

Total revenues. Total revenues increased $2.4 million, or 16%, to $17.9 million for the three months ended September 30, 2021 compared with $15.5 million for the three months ended September 30, 2020. Asset-based advisory fees increased $3.2 million, or 36%, and Trust fees increased $0.2 million, or 3%. Performance-based advisory fees decreased $0.7 million due to lower realization of performance fees in the three months ended September 30, 2021.
Westwood mutual funds expense. Mutual fund expenses increased $0.4 million, or 93%, to $0.8 million for the three months ended September 30, 2021 compared with $0.4 million for the three months ended September 30, 2020 primarily due to one-time costs related to a change in mutual fund administration.
General and administrative expense. General and administrative expenses decreased $0.5 million, or 24%, to $1.8 million for the three months ended September 30, 2021 compared with $2.3 million for the three months ended September 30, 2020 primarily due to lower rent expense following recent office space reductions.
Impairment expense. We recorded $3.4 million of impairment expense related to our Advisory segment goodwill in the three months ended September 30, 2020.
(Gain) loss on foreign currency transactions. We recorded foreign currency gains and losses as a result of fluctuations in the Canadian dollar exchange rate prior to closing Westwood International Advisors in 2020.
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary. We recorded a cumulative foreign currency translation adjustment of $4.2 million following the substantially completed liquidation of Westwood International Advisors in the three months ended September 30, 2020.
Income tax expense. Our effective tax rate of 20.4% differed from the 21% statutory rate for the third quarter of 2021 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates. Our effective tax rate of (23.7)% differed from the 21% statutory rate for the third quarter of 2020 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date, and a 5% incremental Canadian withholding tax (net of U.S. tax federal deduction) incurred on repatriated funds following closure of our Westwood International Advisors office in the third quarter of 2020, partially offset by the enactment of the CARES Act which lowered our effective tax rate.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Total revenues. Total revenues increased $5.7 million, or 12%, to $53.7 million for the nine months ended September 30, 2021 compared with $48.0 million for the nine months ended September 30, 2020. Asset-based advisory fees increased $4.5 million, or 16% and Trust fees increased $0.8 million, or 5%, both primarily due to higher average AUM. Performance-based advisory fees increased $0.6 million, or 39%, primarily due to higher realization of performance fees in the nine months ended September 30, 2021.
General and administrative expense. General and administrative expenses decreased $0.9 million, or 14%, to $5.9 million for the nine months ended September 30, 2021 compared with $6.8 million for the nine months ended September 30, 2020 primarily due to lower rent expense following recent office space reductions.
Impairment expense. We recorded $3.4 million of impairment expense related to our Advisory segment goodwill in the nine months ended September 30, 2020.
(Gain) loss on foreign currency transactions. We recorded foreign currency gains and losses as a result of fluctuations in the Canadian dollar exchange rate, prior to closing Westwood International Advisors in 2020.
Realized gains on private investments. We recorded a realized gain of approximately $8.3 million following InvestCloud's recapitalization in the first quarter of 2021.
Income Tax Expense. The effective tax rate of 35.6% for the nine months ended September 30, 2021 differed from the 21% statutory rate for 2021 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates. The effective tax rate for the nine months ended September 30, 2020 differed from the 21% statutory rate for 2020 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date, and a 5% incremental Canadian withholding tax (net of U.S. tax federal deduction) incurred on repatriated funds following closure of our Westwood International Advisors office in the third quarter of 2020, partially offset by the enactment of the CARES Act which lowered our effective tax rate.

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
The following tables provide a reconciliation of net income (loss) to Economic Earnings (Loss) and Economic Earnings (Loss) by segment (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,
	2021	2020		2021	2020	Change
Net income (loss)	$1,879	$(10,289)	(118)%	$6,950	$(11,762)	(159)%
Add: Stock-based compensation expense	1,362	488	179	4,459	5,409	(18)
Add: Impairment expense	—	3,403	(100)	—	3,403	(100)
Add: Intangible amortization	406	435	(7)	1,218	1,293	(6)
Add: Currency translation adjustment reclassification	—	4,193	(100)	—	4,193	(100)
Add: Tax benefit from goodwill amortization	59	59	—	177	177	—
Economic Earnings (Loss)	$3,706	$(1,711)	(317)%	$12,804	$2,713	372%

Diluted weighted average shares outstanding	7,956,081	7,829,478		7,933,860	8,040,417
Economic Earnings (Loss) per share	$0.47	$(0.22)		$1.61	$0.34

Economic Earnings (Loss) by Segment:
Advisory	$4,416	$1,244	255%	$14,885	$6,550	127%
Trust	2,015	1,458	38	6,507	3,783	72
Westwood Holdings	(2,725)	(4,413)	(38)	(8,588)	(7,620)	13
Consolidated	$3,706	$(1,711)	(317)%	$12,804	$2,713	372%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We reinstated our dividend in 2021, following its suspension in the second quarter of 2020 in order to preserve capital and provide additional financial flexibility amid the uncertainties created by COVID-19. On July 27, 2021, we declared a return of capital distribution of $2.50 per common share. This $20.8 million distribution to shareholders was treated as a return of capital and recorded as a reduction to additional paid-in-capital in the condensed consolidated balance sheets as of September 30, 2021.
As of September 30, 2021 and December 31, 2020, we had no debt. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the nine months ended September 30, 2021, cash flow provided by operating activities was $21.1 million, which included net sales of $11.2 million of current investments, a $2.2 million change in income taxes payable, and a $1.1 million change in accounts payable and accrued liabilities, partially offset by decreases of $1.2 million in other liabilities and $0.4 million in compensation and benefits payable.
During the nine months ended September 30, 2020, cash flow used in operating activities was $7.1 million, which included liquidation of $11.9 million of current investments and reduction in compensation and benefits payable of $3.8 million, partially offset by a $3.6 million change in accounts receivable and positive adjustments to net income.
Cash flow provided by investing activities during the nine months ended September 30, 2021 was related to realized gains on private investments and the sale of property and equipment following the sublease of a portion of our Dallas, Texas corporate office space. Cash flow used in investing activities during the nine months ended September 30, 2020 was related to purchases of property and equipment.
Cash flows used in financing activities of $25.2 million for the nine months ended September 30, 2021 reflected the payment of dividends, including those treated as a return of capital for accounting purposes, treasury stock repurchases and restricted stock returned for the payment of taxes. Cash flow used in financing activities of $25.8 million for the nine months ended September 30, 2020 reflected treasury stock repurchases, the payment of dividends, restricted stock returned for payment of taxes and purchases of treasury stock under employee stock plans.
We had cash and short-term investments of $76.6 million as of September 30, 2021 and $82.6 million as of December 31, 2020. At September 30, 2021 and December 31, 2020, working capital aggregated $75.6 million and $84.5 million, respectively.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2021, Westwood Trust had approximately $18.3 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of September 30, 2021, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2020. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our employees working remotely did not hinder the execution of our internal control processes and procedures.

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
Risks Related to Ownership of Stock and Corporate Governance
Distributions to our common stockholders have included and may in the future include a return of capital.
Future distributions to our common stockholders may include a return of capital. To the extent that we distribute amounts that exceed our accumulated earnings, these distributions would constitute a return of capital to the extent of the common stockholder’s adjusted tax basis in its shares of our common stock. A return of capital represents a return of a common stockholder’s original investment in shares of our common stock and should not be confused with a distribution from earnings. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of our common stock by reducing the investor’s tax basis in its shares of our common stock. Such returns of capital reduce our asset base and could result in future needs for debt or capital infusions, which could have a material adverse impact on our business.
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
The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)				$7,800,000
September 2021	25,502	$19.57	25,502

(1)These purchases relate to the share repurchase program and were authorized in April 2020.

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 27, 2021	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer