Form 10-K
period 2021-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2022-03-04
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2021 of the voting and non-voting common equity held by non-affiliates of the registrant was . For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.
The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 24, 2022: 8,250,236.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

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
General
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (each of which is a registered investment adviser ("RIA") registered with the Securities and Exchange Commission and referred to hereinafter together as “Westwood Management”) and Westwood Trust. Westwood Management, founded in 1983, provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust, custodial and investment management services through use of commingled funds and individual securities to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management ("AUM"). Westwood Management and Westwood Trust collectively managed assets valued at approximately $14.5 billion at December 31, 2021. We were incorporated under the laws of the State of Delaware on December 12, 2001. Our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock of Westwood Management and Westwood Trust.
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
Strategic Investments
Other the past several years we have made several strategic investments, including in InvestCloud, a digital financial services provider ("InvestCloud"), in Charis, the parent company of Westwood Private Bank ("Charis"), and in Westwood Hospitality Fund I, LLC, a private investment fund offered to clients of Westwood Trust ("Westwood Hospitality").
InvestCloud. In addition to our investment in InvestCloud, we initiated a technology transformation several years ago with InvestCloud as a core provider. This technology transformation included overhauling our data warehouse and led to the launch of our online digital portals beginning in 2020. We have continued to build our technology infrastructure and roll out access to more clients in 2021. This portal provides our clients a centralized location to access their complete financial information securely. Our clients now have their information at their fingertips via most devices.
Charis. Charis provides traditional banking services through Westwood Private Bank and refers clients needing more complex financial planning and investment services to Westwood Wealth Management.
Westwood Hospitality. Our investment in Westwood Hospitality has seeded our entry into certain private equity investments.
Theses actions reflect our commitment to enhancing shareholder value while executing a thoughtful capital allocation plan where we continue to invest in people, products and processes to generate organic growth.
Product Innovation

In 2021 we launched three new mutual funds ― Westwood Quality AllCap, Westwood Quality MidCap and Westwood SmallCap Growth, which can provide additional growth through the addition of new clients.
We have built an expanded and holistic Wealth Management offering which includes numerous custom services, tax management, fiduciary services and access to alternative investment opportunities.
Available Information
We maintain a website at westwoodgroup.com. Information contained on, or connected to, our website is not incorporated by reference into this Report and should not be considered part of this Report or any other filing that we make with the Securities and Exchange Commission ("SEC"). All of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website. Our Code of Business Conduct, Corporate Governance Guidelines and Audit Committee, Compensation Committee and Governance/Nominating Committee Charters are available without charge on our website. Stockholders also may obtain print copies of these documents free of charge by submitting a written request to Murray Forbes III, our Chief Financial Officer and Treasurer, at the address set forth on the front of this Report. The public can also obtain any public document we file with the SEC at www.sec.gov.
Advisory
General
Our advisory business encompasses two distinct investment teams – United States ("U.S.") Value Equity and Multi-Asset. Prior to September 30, 2020, our advisory business also included our Emerging Markets Equity team.
Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums vary by investment strategy and generally range from $10 million to $25 million. Westwood Management also provides advisory services to individuals and the Westwood Funds®, as well as sub-advisory services to other mutual funds and pooled investment vehicles. Westwood Management’s investment strategies are managed by the U.S. Value Equity team and by the Multi-Asset team, both based in Dallas, Texas. Our U.S. investment professionals average over nineteen years of investment experience.
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
SMidCap Value: Investments in equity securities of approximately 50 to 70 companies benchmarked to the Russell 2500 Index.
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
Our ability to grow AUM is primarily dependent on our ability to generate competitive investment performance and our success in building strong relationships with investment consulting firms and other financial intermediaries, as well as our ability to develop new client relationships while nurturing and maintaining existing relationships. We continually seek to expand AUM by organically growing our existing investment strategies, as well by bringing new products to market. We intend to grow our investment strategies internally but may also consider acquiring new investment strategies from third parties, as discussed under “Growth Strategy” below. Our growth strategy provides clients with more investment opportunities and diversifies our AUM, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients. Our ten largest clients accounted for approximately 22% of our fee revenues for the year ended December 31, 2021. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.
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
Westwood Management provides investment advisory services to the Westwood Funds® family of mutual funds:

●	Westwood Alternative Income (WMNIX, WMNUX)	●	Westwood Quality SmallCap (WHGSX, WHGAX, WHGCX)
●	Westwood High Income (WHGHX, WSDAX)	●	Westwood Quality SMidCap (WHGMX)
●	Westwood Income Opportunity (WHGIX, WWIAX, WWICX)	●	Westwood Quality Value (WHGLX)
●	Westwood Quality AllCap (WQAIX)	●	Westwood SmallCap Growth (WSCIX)
●	Westwood Quality MidCap (WWMCX)	●	Westwood Total Return (WLVIX)
As of December 31, 2021, the Westwood Funds® had AUM of $3.0 billion.
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
Investment Services
Westwood Trust utilizes a consultative approach in developing a client’s portfolio asset allocation. Our approach involves examining clients' financial situations, including their current portfolio of investments, and advising clients on ways to reduce risk, enhance investment returns and strengthen their financial position based on each client’s unique objectives and constraints. Westwood Trust seeks to define and improve risk/return profiles of client investment portfolios by offering a comprehensive investment solution or by enhancing clients’ existing investment strategies. Westwood Trust manages separate portfolios of equity and fixed income securities for certain agency and trust clients. Equity portfolios are generally patterned after the institutional strategies offered by Westwood Management or developed by the internal investment team in our Houston office. Fixed income portfolios consist of targeted “laddered” portfolios of primarily high-quality municipal securities.
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
Distribution Channels
We distribute our Westwood Management investment funds and advisory services through two primary market channels - Institutional and Intermediary. Our Distribution sales and support infrastructure supports the marketing and client service in both channels. Westwood Wealth Management provides wealth and investment management solutions primarily to individuals and utilizes both Westwood Management and external investment management services.
Institutional
The institutional team markets Westwood funds and advisory and sub-advisory services to pension and defined contribution corporate and public plan sponsors, foundations and endowments, financial institutions and their investment consultants. We have established strong relationships with many global, national and regional investment consulting firms, which collectively have contributed to our being considered and hired by their clients. Sub-advising the funds of other financial institutions allows us to extend our marketing reach through other firms' distribution systems.
Intermediary and Retail
In our intermediary and retail channel, our team directly markets our investment services, including the Westwood Funds®, to financial intermediaries, RIAs, broker-dealers, turnkey asset management programs and select mutual fund platforms. By leveraging our firm relationships we are also able to offer our strategies within select defined contribution and other retirement plans where clients utilize a mutual fund vehicle. We also continue to expand our relationships with financial intermediaries that manage discretionary mutual fund models. Our wholesaling group markets our mutual funds and separately managed accounts directly to select broker-dealers and RIAs.
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
•attract and retain key employees;
•grow assets in our existing and new investment strategies;
•continue to enhance our digital capabilities;
•foster continued growth of the wealth management platform and distribution channel;
•foster expanded intermediary distribution;
•pursue strategic corporate development opportunities;
•offer a diverse array of financial services such as banking and private equity investing through strategic alliances;
•pursue international opportunities through targeted sales and relationships with international distributors and institutional investors;
•continue to strengthen our brand name;
•innovation in products and services, as well as new channels; and
•develop or acquire new investment strategies.
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
Continue to enhance our digital capabilities. Over the past several years we have invested a significant amount of capital to enhance our automation and digital efficiency. We moved our technology infrastructure to secure, cloud-based access, created a data warehouse to improve our investment operations work flow, upgraded our trade order management and trade compliance systems, digitized our portfolio accounting and reconciliation system, and outsourced our trading function. We are also developing digital client portals for our institutional and wealth management clients. We believe these investments position us to improve efficiencies and better respond to consumer demand for digital interaction with investment advisors.

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
Foster expanded intermediary distribution. Over the past several years we have expanded our geographic approach and focused coverage for intermediary distribution, and built up our intermediary sales team to extend our coverage and accelerate growth in top markets. We believe that providing investors access to our mutual funds is a key component to achieving asset growth in the defined contribution and retirement marketplaces as well as with RIAs and select broker-dealers.
Pursue strategic corporate development opportunities. We continually evaluate strategic corporate development opportunities to augment organic growth. We may pursue a variety of transactions, including acquisitions of asset management firms, mutual funds, wealth management firms, or other financial institutions, as well as hiring investment professionals or teams. We consider opportunities to enhance our existing operations, expand our range of investment strategies and services or further develop our distribution capabilities. By acquiring investment firms or by hiring investment professionals or teams that successfully manage investment strategies beyond our current expertise, we can attract new clients and provide existing clients with an even more diversified range of investment strategies. We may also consider forging alliances with other financial services or technology firms to leverage our core competency of developing and managing investment strategies with partners that can provide enhanced distribution capabilities or additional service offerings.
Pursue international opportunities through targeted sales and relationships with international distributors and institutional investors. As of December 31, 2021, non-U.S. clients represented approximately 1% of our AUM. We intend to continue our sales efforts outside of the U.S. We may consider forging alliances with international financial services firms or partners to obtain enhanced distribution capabilities and greater access to global customers. We continue to target select institutional clients around the globe.
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
Human Capital Resources
Health and Safety
The health and safety of our employees is a high priority, which is consistent with our operating philosophy of focusing on transparency, effective corporate governance, life principles and giving back to the communities in which we live and work. Our safety focus is evident in our response to the COVID-19 pandemic, which has included:
•increasing work from home flexibility;
•minimizing staff levels in all offices;
•improving office cleaning protocols;
•establishing new physical distancing procedures for employees while onsite;
•initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•implementing protocols to address actual and suspected COVID-19 cases and potential exposure; and
•requiring masks to be worn in all offices.
Diversity and Inclusion
We believe that our culture of diversity and inclusion enables us to develop and fully leverage the strengths of our people. As of December 31, 2021, approximately 43% of our workforce was female and minorities represented approximately 25% of our workforce.
Employees
At December 31, 2021, we had 130 full-time employees, all in the U.S. No employees are represented by a labor union, and we believe our employee relations are favorable. As of December 31, 2021, approximately 18% of our employees held the Chartered Financial Analyst designation.
Environmental, Social and Governance ("ESG")
ESG Core Principles
Since inception, we were intentional about the corporate culture we wanted to foster ― one focused on core values. To keep us motivated, we found inspiration in Coach John Wooden’s Pyramid of Success™ to help us aspire and maintain a culture of teamwork, integrity and valuing client interests ahead of our own.
The Covid-19 pandemic has challenged us professionally and personally. At Westwood, we have used the last two years to reflect and further refine the criteria that will keep us relevant. Our ESG focus is guided by the following six pillars:
1.Environmental impact;

2.Diversity, equity and inclusion;
3.Community;
4.Responsible investing;
5.Privacy and data protection; and
6.Governance.
We include ESG issues in our investment process and measure ourselves against them because it makes business sense. It improves our ability to create an environment that values true diversity, inclusiveness and transparency and ultimately supports employee growth for the long term.
As an active asset manager, we take a fundamental, financial materiality-based approach to identifying high-quality companies and sound businesses around the world. We integrate ESG into our proprietary investment process and believe material ESG-related issues are important in conducting bottom-up, fundamental analysis when evaluating the merits of a company’s strategy, downside risk and valuation. Based on our research, we find sustainability plays a critical role in company selection and has always been an input to our analysis. As ESG evaluation techniques continue to evolve, we will adapt our own analyses to stay true to our fiduciary responsibilities.
Being active describes more than our approach to investing. It also is how we run our business as a publicly traded company. Our focus on transparency, corporate governance, life principles, ethical conduct and giving back to the communities in which we operate is core to our values. Diversity is also an important part of our culture and identity; approximately 43% of our employees are women — many in senior positions — and approximately 25% of our employees self-identify as members of minority communities.
Westwood is a signatory of the United Nations Principles for Responsible Investment ("UNPRI") and is committed to adopting and implementing responsible investment principles in a manner consistent with our fiduciary duties to clients. We support the UNPRI and recognize the importance of considering ESG issues as an element in our overall investment process.
Our responsible investment commitment is linked to our investment process across our high-conviction equity and outcome-oriented solutions. Across this diverse set of strategies, we take a fundamental approach to identifying high-quality companies and sound businesses around the world. ESG is directly linked to the bottom-up, fundamental assessment of companies and has always been an input to our analyses.
Governance
Westwood is committed to the successful integration and promotion of ESG at both the corporate level and the investment level. We have established two governing structures, a Responsible Investment Committee and a Corporate Responsibility Committee, to ensure we have the strategic influence and leadership required to create a clear corporate sustainability strategy across our business. The separation of responsibilities among the two governing structures was designed to ensure proper accountability across the firm.
The Responsible Investment Committee was established to consider matters related to the maintenance, development and implementation of our responsible investment practices to support our ESG policy. The Corporate Responsibility Committee was established for the oversight and implementation of our corporate sustainability strategy and ESG policies. The Corporate Responsibility Committee governs as a cross-functional team designed to engage leadership across key corporate functions to provide oversight as well as strategic guidance.
Engagement
As part of our fundamental investment research process, our analysts conduct meetings with target company managements and investor relations to understand strategy, execution and financial strength. When ESG issues are of specific concern, our team seeks to understand how the target company plans to address them and views this from a “tracking” perspective over time.
ESG Integration
Across all of our strategies, ESG analysis is designed to focus only on material factors. We support this approach with an explicit acknowledgement that fundamental analysis of ESG is highly nuanced by security (sector, size, geography) and investment strategy (holding period, position size, share rights). The specifics of integration and execution are left to the discretion of the investment teams.
ESG analysis is performed by our industry analysts during the first step of our investment process in which an analyst is conducting deep, forward-looking research. Analysts have access to multiple third-party ESG metric providers and often generate their own inputs. These inputs ultimately are integrated into a proprietary financial statement projection, which becomes a part of our investment recommendation.
Proxy Voting
Westwood views proxy voting rights as valuable portfolio assets. Our overarching principle is to exercise voting responsibilities solely in the best interests of our clients. We see proxy voting as a means of addressing corporate governance issues and encouraging corporate actions that enhance shareholder value. Westwood has selected guidelines from a third-party proxy research service, Glass-Lewis, that we believe create value for our clients and cover most proxy issues. The Investment Operations Team serves as the administrator responsible for overseeing the implementation of our proxy voting policy. Westwood’s Corporate Responsibility Committee, in collaboration with our investment team’s bi-monthly review of ballots, has confirmed that our proxy voting guidelines on environmental, social and governance issues generally match the Glass-Lewis policy, which is to vote in favor of such items when there is a clear link between the proposal and value enhancement or risk mitigation to shareholders. Our goal is to vote all proxies and, in most cases, we agree with and follow the recommendations of our proxy research service; however, we will vote against Glass-Lewis recommendations when we feel it is in our clients’ best interests. A summary of voting is sent to each client for whom proxies are voted on an annual basis.
Social Impact and Corporate Giving
Community involvement is the cornerstone of our culture, which drives employee engagement and makes employees proud to work at Westwood. Every year we donate to local and national nonprofits and support clients and employees in their volunteer efforts.
Environment
At Westwood, we embrace caring for our communities and are taking steps to take care of the world around us through our initiative to calculate carbon footprints and buying carbon credits. Our Green Committee establishes initiatives to support this important work.
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
•Recent changes in consumer demand for technological capabilities, including the enhanced ability for firms to offer lower fees for passive management strategies, has increased competition in our industry;
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
Over the past five years, approximately 18% of our AUM was invested in strategies offering access to global markets with significant exposure to non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of clients invested in these strategies. Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested, as well as political, social and economic uncertainty or other diplomatic developments. Many financial markets are less developed or efficient than U.S. financial markets with limited liquidity and higher price volatility, and may lack an established regulatory framework. Liquidity and price volatility may be adversely affected by political or economic events, government policies and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies invested in securities of non-U.S. issuers and may be particularly acute in emerging or less developed markets. As a result, we may be unable to attract or retain client investments in these strategies, or assets invested in these strategies may experience significant declines in value and our results of operations may be negatively affected.
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
We engage in product offerings and international business activities through our global multi-asset securities product offerings that we make available to our international and domestic clients. As of December 31, 2021, approximately 1% of our AUM is managed for clients who are domiciled outside the U. S. As a result, we face increased operational, regulatory, compliance, marketing, client service, reputational and foreign exchange rate risks. In particular, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities, or "UCITS") Regulations 2011 and the Markets in Financial Instruments Directive. The failure of our compliance and internal control systems to properly identify and mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.
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
Although our common stock is traded on the New York Stock Exchange, it may be relatively illiquid, or “thinly traded,” which can increase share price volatility and make it difficult for larger investors to buy or sell shares in the public market without affecting the share price. Investors may be unable to buy or sell a certain quantity of our shares in the public market within one or more trading days. If any such limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.
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

In addition, we have performance fee agreements with certain clients, who pay a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which could have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees could fluctuate significantly between measurement periods, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $3.4 million in 2021, $3.2 million in 2020 and $0.8 million in 2019.
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
We are dependent to a significant degree on our ability to maintain our relationships with clients, consultants, managed account platforms and other intermediaries. Our ten largest clients accounted for approximately 22%, 24% and 20% of our fee revenues for the years ended December 31, 2021, 2020 and 2019, respectively. There can be no assurance that we will be successful in maintaining existing relationships, securing additional relationships or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large relationships or to establish additional profitable relationships could have a material adverse effect on our business, financial condition and results of operations.
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
The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the effectiveness of actions to contain the virus or treat its impact, among others.
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
We have historically paid a quarterly dividend; however, payment of future dividends is subject to the discretion of our Board of Directors, and various factors may impact our ability to maintain the current dividend or pay dividends at all. We reinstated a dividend in the first quarter of 2021, following a suspension in the second quarter of 2020 as we preserved capital and provided additional financial flexibility amid the uncertainties created by the COVID-19 pandemic. Such factors include our financial position, capital requirements and liquidity, tax regulations, stock repurchase plans, state corporate and banking law restrictions, results of operations and other factors that our Board of Directors may consider relevant. As a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. Currently, our primary source of cash consists of dividends from Westwood Management or Westwood Trust. The payment of dividends by Westwood Trust is subject to the discretion of its Board of Directors and compliance with applicable laws, including the provisions of the Finance Code applicable to Westwood Trust. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Westwood, Westwood Management and Westwood Trust conduct their principal operations using approximately 45,000 square feet of leased office space in Dallas, Texas pursuant to a lease with an initial term that expires in March 2026. In 2021 we entered into sublease agreements with third parties for approximately 15,000 square feet of our Dallas, Texas office space. Those agreements expire in 2025. In addition, we lease approximately 8,000 square feet of office space in Houston, Texas pursuant to a lease that expires in June 2024.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “WHG.” At December 31, 2021, there were approximately 220 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater.
Dividends
We reinstated a dividend in the first quarter of 2021, following a suspension in the second quarter of 2020 as we preserved capital and provided additional financial flexibility amid the uncertainties created by COVID-19. Any future payments of cash dividends will be at the discretion of the Board of Directors and subject to limitations under the Delaware General Corporation Law.
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
Issuer Purchases of Equity Securities
On July 20, 2012, our Board of Directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. Our Board of Directors authorized an additional $5.0 million of repurchases under the share repurchase program in July 2016, an additional $10.0 million in February 2020, and an additional $10.0 million in April 2020. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors.
Between January 1, 2021 and December 31, 2021, under the share repurchase program, the Company repurchased 182,549 shares of our common stock at an average price of $16.38 per share, including commissions, for an aggregate purchase price of $3.0 million. The following table displays information with respect to the treasury shares we purchased during the year ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program(1)				$7,100,000
March 2021	92,491	$15.19	92,491
April 2021	18,866	$15.63	18,866
September 2021	25,502	$19.61	25,502
October 2021	13,141	$17.78	13,141
November 2021	17,547	$17.64	17,547
December 2021	15,002	$16.44	15,002
Total	182,549	$16.38	182,549
(1) These purchases relate to the share repurchase program and were authorized in April 2020.

Performance Graph
The following graph compares total stockholder returns of Westwood since December 31, 2016 with the total return of the Russell 2000 Index and the S&P U.S. BMI Asset Management & Custody Banks Index, a composite of various publicly-traded asset management companies.

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2016	2017	2018	2019	2020	2021
Westwood Holdings Group, Inc.	$100.00	$115.24	$62.50	$59.75	$29.79	$39.32	(60.68)%
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39	76.39%
S&P U.S. BMI Asset Management & Custody Banks Index	100.00	129.40	96.50	121.83	141.18	208.40	108.40%

The total return for our stock and for each index assumes $100 invested on December 31, 2016 in our common stock, the Russell 2000 Index, and the S&P U.S. BMI Asset Management & Custody Banks Index, including reinvestment of dividends. Our common stock is traded on the NYSE under the ticker symbol “WHG.”
The closing price of our common stock on the last trading day of the year ended December 31, 2021 was $16.94 per share. Historical stock price performance is not necessarily indicative of future price performance.

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

	Year ended December 31, (in thousands, except per share and % amounts)
	2021(1)	2020(2)	2019(3)	2018(4)	2017(5)
Consolidated Statements of Income (Loss) Data:
Total revenues	$73,054	$65,111	$84,079	$122,300	$133,785
Employee compensation and benefits	$42,532	$42,141	$50,152	$59,959	$64,955
Employee compensation and benefits as a % of total revenues	58.2%	64.7%	59.6%	49.0%	48.6%
Income (loss) before income taxes	$14,003	$(7,588)	$9,402	$36,462	$33,893
Income (loss) before income taxes as a % of total revenues	19.2%	(11.7)%	11.2%	29.8%	25.3%

Net income (loss)	$9,763	$(8,947)	$5,911	$26,751	$19,989
Earnings (loss) per share – basic	$1.24	$(1.12)	$0.70	$3.20	$2.45
Earnings (loss) per share – diluted	$1.23	$(1.12)	$0.70	$3.13	$2.38
Cash dividends declared per common share	$2.95	$0.43	$2.88	$2.76	$2.54

Economic Earnings(6)	$17,458	$7,284	$18,179	$43,943	$38,917
Economic Earnings per common share	$2.20	$0.91	$2.15	$5.14	$4.63
________________
(1)Our 2021 financial results were impacted by an $8.4 million gain on a private investment, which positively impacted both diluted and basic earnings per share by $1.06 per share, and a net change in unrealized depreciation on private investments of $1.8 million, which negatively impacted both diluted and basic earnings per share by $0.23 per share.
(2)Our 2020 financial results were impacted by a $4.2 million reclassification of foreign currency translation adjustments from Accumulated Other Comprehensive Income (Loss) to Net Income (Loss) following the closure of Westwood International Advisors, $1.1 million in incremental Canadian withholding taxes (net of U.S. federal tax deduction) paid to repatriate more than $37.0 million from Westwood International Advisors to the U.S., and a $3.4 million goodwill impairment. These items negatively impacted both basic and diluted earnings per share by $0.52 per share, $0.14 per share and $0.43 per share, respectively.
(3)Our 2019 financial results were impacted by unrealized gains on private investments of $3.3 million, which positively impacted both diluted and basic earnings per share by $0.31 per share and a $1.9 million foreign currency transaction loss, which negatively impacted both diluted and basic earnings per share by $0.17 per share.
(4)Our 2018 financial results were impacted by a $2.8 million foreign currency transaction gain, which positively impacted both diluted and basic earnings per share by $0.26 per share.
(5)Our 2017 financial results were impacted by a $3.4 million incremental income tax expense related to tax reform, a $2.5 million legal settlement charge, net of insurance recovery and tax and a $1.6 million foreign currency transaction loss. These items negatively impacted diluted earnings per share by $0.40 per share, $0.30 per share and $0.12 per share, respectively.
(6)Economic Earnings is a non–U.S. generally accepted accounting principles (“non-GAAP”) performance measure that is provided as supplemental information. See the definition of Economic Earnings and the reconciliation to Net income in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Financial Information.”

	As of December 31,
	2021	2020	2019	2018	2017
Consolidated Balance Sheets Data (in thousands):
Cash and investments	$80,230	$82,558	$100,090	$118,230	$105,573
Total assets	139,605	149,152	178,708	199,183	192,659
Stockholders’ equity	117,906	130,711	148,287	161,149	156,396
AUM (in millions)	$14,503	$13,045	$15,235	$16,606	$24,229

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
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, particularly its impact on global stock markets. Beginning in 2020, we have taken a number of precautionary measures designed to help minimize the risk of spreading the virus to our employees, including enabling our employees to work remotely. The investments we have made in technology over the past several years, particularly our significant investments in cloud-based systems and business continuity planning, have allowed our team to serve our clients seamlessly from their homes or our offices. While our ability to meet with clients declined at the beginning of the pandemic, subsequently we were able to restore our communications to pre-pandemic levels as our clients embraced digital interactions.
Our revenues are generally derived from fees based on a percentage of AUM, and at December 31, 2021, Westwood Management and Westwood Trust collectively managed assets valued at approximately $14.5 billion. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
With respect to most of our client AUM, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to preserve capital during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have average investment experience of over nineteen years.
We have focused on building a foundation in terms of personnel and infrastructure to support a much larger business. We have also developed investment strategies that we believe will be desirable within our target institutional, wealth management and intermediary markets. The cost of developing new products and growing the organization as a whole has resulted in our incurring expenses that, in some cases, have not yet generated significant offsetting revenues. While we continue to evolve our products, we believe that the appropriate foundation and products are in place such that investors will recognize the value in these products and services, thereby generating new revenue streams for Westwood. However, there is no guarantee that this will occur.
2021 Highlights
The following items were reported for the year ended December 31, 2021:
•AUM as of December 31, 2021 was $14.5 billion, an 11% increase compared to December 31, 2020. Quarterly average AUM increased 15% to $14.3 billion for 2021 compared to 2020, which contributed to the 12% increase in total revenue from 2020.
•Our LargeCap Value, SmallCap Value, Alternative Income and Select Equity strategies exhibited strong performance by beating their primary benchmarks for the year.

•We paid $22.9 million of dividends to our common stockholders.
•We repurchased 182,549 shares of our common stock for an aggregate purchase price of $3.0 million.
•Our financial position remains strong with liquid cash and short-term investments of $80.2 million and no debt as of December 31, 2021.
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
Employee Compensation and Benefits
Employee compensation and benefits costs generally consist of salaries, incentive compensation, stock-based compensation expense and benefits.
Sales and Marketing
Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs.
Westwood Mutual Funds
Westwood mutual funds expenses relate to our marketing, distribution and administration of the Westwood Funds®.
Information Technology
Information technology expenses include costs associated with proprietary investment research tools, maintenance and support, computing hardware, software licenses, telecommunications and other related costs.
Professional Services
Professional services expenses generally consist of costs associated with sub-advisory fees, audit, legal and other professional services.
General and Administrative
General and administrative expenses generally consist of costs associated with the lease of office space, amortization, depreciation, insurance, custody expense, Directors' fees, investor relations, licenses and fees, office supplies and other miscellaneous expenses.
Impairment expense
Impairment expense consists of long-lived asset impairments, typically goodwill or intangible assets.
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
Assets Under Management
AUM increased $1.5 billion, or 11%, to $14.5 billion at December 31, 2021 compared to $13.0 billion at December 31, 2020. Quarterly average AUM increased $1.9 billion, up 15%, to $14.3 billion for 2021 compared with $12.4 billion for 2020. The increase in average AUM was primarily due to $2.2 billion of market appreciation in 2021.
AUM decreased $2.2 billion, or 14%, to $13.0 billion at December 31, 2020 compared to $15.2 billion at December 31, 2019. Quarterly average AUM decreased $3.4 billion, down 21%, to $12.4 billion for 2020 compared with $15.8 billion for 2019. The decrease in average AUM was primarily due to Institutional and Mutual Funds net outflows, partially offset by $0.5 billion of market appreciation in 2020.
The following table presents our AUM (in millions, except percentages):

	As of December 31,
	2021	Change	2020	Change	2019
Institutional(1)	$7,037	7%	$6,567	(25)%	$8,739
Wealth Management(2)	4,420	2%	4,335	(2)%	4,438
Mutual Funds(3)	3,046	42%	2,143	4%	2,058
Total AUM(4)	$14,503	11%	$13,045	(14)%	$15,235

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
(4)AUM for 2021, 2020 and 2019 excludes approximately $292 million, $267 million and $283 million of assets under advisement, respectively, related to our model portfolios for which we provide consulting advice but do not have discretionary investment authority.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2021
AUM (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$6,567	$4,335	$2,143	$13,045
Client flows:
Inflows	1,901	413	1,461	3,775
Outflows	(1,062)	(896)	(996)	(2,954)
Net client flows	839	(483)	465	821
Global Convertibles transition	(1,593)	—	—	(1,593)
Market appreciation	1,224	568	438	2,230
Net change	470	85	903	1,458
End of period assets	$7,037	$4,420	$3,046	$14,503

The increase in AUM for the year ended December 31, 2021 was due to market appreciation of $2.2 billion and net inflows of $0.8 billion, partially offset by a transition of our Global Convertibles team.
Net inflows were primarily related to our SmallCap Value strategy, partially offset by net outflows in our Enhanced Balance strategy.
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

	Years ended December 31,
	(in thousands, except percentages)
	2021	Change	2020	Change	2019
Revenues:
Advisory fees:
Asset-based	$45,927	21%	$38,028	(33)%	$57,033
Performance-based	3,335	19	2,808	268	764
Trust fees	24,030	2	23,563	(8)	25,483
Trust performance-based fees	101	(72)	366	NM	—
Other revenues, net	(339)	(198)	346	(57)	799
Total revenues	73,054	12	65,111	(23)	84,079
Expenses:
Employee compensation and benefits	42,532	1	42,141	(16)	50,152
Sales and marketing	1,280	7	1,194	(42)	2,068
Westwood mutual funds	2,657	58	1,681	(46)	3,097
Information technology	8,161	1	8,111	(4)	8,426
Professional services	4,391	3	4,271	(1)	4,322
General and administrative	8,074	(10)	8,941	(6)	9,516
Impairment expense	—	NM	3,403	NM	—
(Gain) loss on foreign currency transactions	—	NM	(1,184)	NM	1,854
Total expenses	67,095	(2)	68,558	(14)	79,435
Net operating income (loss)	5,959	(273)	(3,447)	(174)	4,644
Realized gains on private investments	8,371	NM	—	NM	—
Net change in unrealized appreciation (depreciation) on private investments	(1,797)	153	(711)	(122)	3,296
Investment income	868	44	604	(54)	1,318
Other income	602	346	135	(6)	144
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	—	NM	(4,169)	NM	—
Income (loss) before income taxes	$14,003	(285)%	$(7,588)	(181)%	$9,402
Provision for income taxes	4,240	212	1,359	(61)	3,491
Net income (loss)	$9,763	(209)%	$(8,947)	(251)%	$5,911
NM - Not meaningful

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Total Revenues. Total revenues increased $7.9 million, or 12%, to $73.1 million compared with $65.1 million for 2020. The increase was attributable to a $7.9 million increase in asset-based advisory fees and a $0.5 million increase in Trust fees, both primarily due to higher average AUM compared to 2020.
Westwood Mutual Funds. Westwood mutual funds expenses increased 58% to $2.7 million compared to $1.7 million for 2020 primarily due to one-time costs related to the reorganization of our mutual funds and a change in mutual fund administrator.

General and administrative. General and administrative expenses decreased 9.7% to $8.1 million compared to $8.9 million in 2020 primarily due to lower rent expense following recent office space reductions.
Realized gains on private investments. We recorded a realized gain of approximately $8.3 million in connection with InvestCloud's recapitalization in the first quarter of 2021.
Net change in unrealized appreciation (depreciation) on private investments. We recorded a $2.8 million net change in unrealized depreciation to reflect the recognition of previously recorded unrealized gains in connection with InvestCloud's recapitalization in the first quarter of 2021, partially offset by $0.9 million of fair value increases from market transactions related to our investment in Charis.
Provision for Income Taxes. The effective tax rate was 30.3% for 2021 compared to (17.9)% for 2020. Our income tax rate differed from the 21% statutory tax rate due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date, along with the impact of state and local taxes.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Total Revenues. Total revenues decreased $19.0 million, or 23%, to $65.1 million compared with $84.1 million for 2019. The decrease was attributable to a $19.0 million decrease in asset-based advisory fees and a $1.9 million decrease in Trust fees, reflecting lower average AUM compared to 2019, partially offset by a $2.0 million increase in performance-based advisory fees.
Employee Compensation and Benefits. Employee compensation and benefit costs decreased $8.0 million, or 16.0%, to $42.1 million compared with $50.2 million in 2019 primarily due to reductions in short- and long-term incentive compensation as a result of lower asset-based revenues versus the prior year, and lower headcount.
Sales and marketing. Sales and marketing expenses decreased $0.9 million, or 42%, to $1.2 million compared with $2.1 million for 2019 primarily due to lower travel costs as a result of COVID-19.
Westwood Mutual Funds. Westwood mutual funds expenses decreased 46% to $1.7 million compared to $3.1 million for 2019 primarily due to lower service fees following declines in market values for the Westwood funds.
Impairment Expense. Following a sustained decline in our market capitalization, we recorded impairment charges of $3.4 million in 2020 based on our determination that the entire goodwill in our Advisory segment was impaired.
(Gain) loss on foreign currency transactions. We recorded $1.2 million foreign currency transaction gains in 2020 as a result of fluctuations in the Canadian dollar exchange rate.
Unrealized gains (losses) on private investments. We recorded $0.7 million of unrealized losses on private investments in 2020 primarily related to a $0.5 million market value decrease in our investment in Charis. Further information is included in Note 5 "Investments" to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" accompanying this Report.
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

We define Economic Earnings as net income (loss) plus non-cash stock-based compensation expense, impairment expense, amortization of intangible assets, currency translation adjustment reclassification and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
For the year ended December 31, 2021, our Economic Earnings increased by 140% to $17.5 million compared with $7.3 million for the year ended December 31, 2020. 2021 was impacted by higher revenues due to an increase in quarterly average AUM and realized gains on private investments, partially offset by unrealized depreciation on private investments.
The following table provides a reconciliation of net income to Economic Earnings:

	For the years ended December 31, (in thousands, except percentages and per share data)
	2021	Change	2020	Change	2019	Change	2018	Change	2017
Net Income (Loss)	$9,763	(209)%	$(8,947)	(251)%	$5,911	(78)%	$26,751	34%	$19,989
Add: Stock-based compensation expense	5,834	(13)	6,701	(35)	10,305	(33)	15,283	(7)	16,430
Add: Impairment expense	—	NM	3,403	NM	—	NM	—	NM	—
Add: Intangible amortization	1,624	(6)	1,721	—	1,726	3	1,672	(11)	1,872
Add: Currency translation adjustment reclassification	—	NM	4,169	NM	—	NM	—	NM	—
Add: Tax benefit from goodwill amortization	237	—	237	—	237	—	237	(62)	626
Economic Earnings	$17,458	140%	$7,284	(60)%	$18,179	(59)%	$43,943	13%	$38,917
Economic Earnings per Share	$2.20	142%	$0.91	(58)%	$2.15	(58)%	$5.14	11%	$4.63

The following table provides Economic Earnings by segment:

	For the years ended December 31, (in thousands, except percentages)
	2021	Change	2020	Change	2019	Change	2018	Change	2017
Economic Earnings by Segment:
Advisory	$20,259	133%	$8,713	(55)%	$19,186	(60)%	$47,574	11%	$42,887
Trust	8,018	41	5,668	(24)	7,487	31	5,737	(11)	6,464
Westwood Holdings	(10,819)	52	(7,097)	(16)	(8,494)	(9)	(9,368)	(10)	(10,434)
Total	$17,458	140%	$7,284	(60)%	$18,179	(59)%	$43,943	13%	$38,917

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data (in thousands)	2021	2020
Cash and cash equivalents	$15,206	$13,016
Accounts receivable	11,152	9,450
Total liquid assets	$26,358	$22,466
Investments, at fair value	$65,024	$69,542
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We reinstated a dividend in the first quarter of 2021, following a suspension in the second quarter of 2020 as we preserved capital and provided additional financial flexibility amid the uncertainties created by the COVID-19 pandemic. We had no debt as of December 31, 2021 and 2020. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and short-term investments of $80.2 million and $82.6 million as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, working capital aggregated $78.0 million and $84.5 million, respectively.
Westwood Trust is required by the Texas Finance Code to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2021, Westwood Trust had approximately $14.2 million in excess of its minimum capital requirement.

	For the years ended December 31,
Cash Flow Data (in thousands)	2021	2020	2019
Operating cash flows	$19,385	$(9,770)	$32,172
Investing cash flows	9,566	(4)	(4,848)
Financing cash flows	(26,806)	(25,812)	(31,870)

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
During 2021, cash flow provided by operating activities was $19.4 million, compared to cash used in operating activities of $9.8 million during 2020, and cash flow provided by operating activities of $32.2 million during 2019. The increase of $29.2 million from 2020 to 2021 primarily reflected net sales of investments and net income in 2021. The decrease of $41.9 million from 2019 to 2020 was primarily due to net purchases of investments, unrealized investment losses and a net loss in 2020.
Cash flow provided by investing activities in 2021 was related to realized gains on private investments and the sale of property and equipment following the sublease of a portion of our Dallas, Texas corporate office space. Cash flow used in investing activities was insignificant in 2020. Cash flow used in investing activities during 2019 was primarily related to our investment in Charis.
Cash used in financing activities was $26.8 million in 2021 compared to $25.8 million and $31.9 million in 2020 and 2019, respectively. The change from 2020 to 2021 primarily related to higher dividends following the reinstatement of dividends in 2021 and repurchases of common stock under our share repurchase plan. The change from 2019 to 2020 related to repurchases of common stock under our share repurchase plan and lower dividends, following suspension of our dividend in the second quarter of 2020.
Our future liquidity and capital requirements will depend upon numerous factors, including results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Item 1A. Risk Factors” in this Report. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months, however there can be no assurance that we will not require additional financing within this time frame. Failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Cash Dividends
The following table summarizes dividends declared during 2021 and 2020:

2021 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 10, 2021	March 2, 2021	April 1, 2021	$0.10
April 8, 2021	June 4, 2021	July 1, 2021	$0.10
July 27, 2021	August 6, 2021	August 20, 2021	$2.50
July 27, 2021	September 3, 2021	October 1, 2021	$0.10
October 27, 2021	December 3, 2021	January 3, 2022	$0.15
			$2.95
2020 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 5, 2020	March 6, 2020	April 1, 2020	$0.43

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2021 (in thousands).

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase obligations(1)	$9,974	$4,466	$4,732	$776	$—

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
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality and Westwood Technology Opportunities Fund I, LP (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud and Charis discussed in Note 5 “Investments” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
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
Based on our analyses, we determined the Westwood Funds® and Private Equity (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs.
Based on our analyses of our investments in these entities for the periods ending December 31, 2021 and 2020, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method, and therefore the financial results of these entities are not included in the Company’s consolidated financial results.
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
Following a sustained decline in the Company's market capitalization, we determined that the entire goodwill related to our Advisory segment was impaired, and accordingly we recorded charges of $3.4 million during the year ended December 31, 2020 to "Impairment expense" on the Consolidated Statements of Comprehensive Income (Loss). There was no goodwill impairment in the Advisory segment during the years ended December 31, 2021 or 2019.
The fair value of the Trust reporting unit is estimated using a market multiple approach and an income approach. The key assumptions used in the market multiple valuation require significant management judgment, including the determination of our peer group and the valuation multiples of such peer group. The income approach is based on the long-term projected future cash flows of the reporting units. These cash flows are determined based on revenue and expense projections over each of the next five years and a terminal revenue growth rate thereafter. We discount the estimated cash flows to present value using a weighted average cost of capital ("the discount rate") that considers factors such as market assumptions, the timing of cash flows and the risks inherent in such cash flows. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
We determined the fair value of the reporting units using a weighted average approach of the market and income approaches. As part of the 2020 Advisory reporting unit assessment, we determined that an increase in the discount rate (from the prior assessment) applied in the valuation was required to align with market-based assumptions. The higher discount rate, in conjunction with revised long-term projections resulted in a lower fair value of the Advisory segment.
There was no goodwill impairment in the Trust segment during the years ended December 31, 2021, 2020 or 2019.
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
We are required to assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. As of December 31, 2021 and 2020, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income does not result in future years, a valuation allowance may be required.
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
Securities Markets and Interest Rates
The value of AUM is affected by fluctuations in securities markets and changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of AUM, our revenues may be adversely affected by a decline in the prices of securities or changing interest rates. A hypothetical 10% decrease in our average AUM during the year ended December 31, 2021 would have reduced our reported consolidated total revenue by approximately $7 million.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2021, Westwood’s internal control over financial reporting is effective based on those criteria.
Westwood is not required to, nor did it, engage an independent registered public accounting firm to issue an audit report on our assessment of Westwood's internal control over financial reporting.

By:	/s/ Brian O. Casey
Brian O. Casey, President & Chief Executive Officer

/s/ Murray Forbes III
Murray Forbes III, Chief Financial Officer & Treasurer
March 4, 2022
Dallas, Texas

Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is, or will be, set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information as of December 31, 2021 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Eighth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries, which are our only equity compensation plans in effect at that time. The material terms of these plans were approved by our stockholders and are discussed in Note 7 “Employee Benefits” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data."

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	776,000	(1)
(1) 776,000 shares are available under our Eighth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan. Our Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries was effectively terminated following the closure of Westwood International Advisors.
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
Dated: March 4, 2022
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

Signatures	Title

/s/ Brian O. Casey	President, Chief Executive Officer and Director
Brian O. Casey	(Principal Executive Officer)

/s/ Murray Forbes III	Chief Financial Officer and Treasurer
Murray Forbes III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard M. Frank	Chairman of the Board of Directors
Richard M. Frank

/s/ Susan M. Byrne	Vice Chairman of the Board of Directors
Susan M. Byrne

/s/ Ellen H. Masterson	Director
Ellen H. Masterson

/s/ Geoffrey R. Norman	Director
Geoffrey R. Norman

/s/ Raymond E. Wooldridge	Director
Raymond E. Wooldridge

/s/ Randy A. Bowman	Director
Randy A. Bowman

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Westwood Holdings Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill — Trust Reporting Unit — Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description
The Company assesses the recoverability of the carrying amount of goodwill at least annually at the reporting unit level. The Company has identified two reporting units, which are consistent with its reporting segments: Advisory and Trust. The Goodwill balance of $16.4 million as of December 31, 2021 relates solely to the Trust reporting unit. The fair value of the Trust reporting unit is estimated using a market multiple approach and an income approach. The income approach is based on the long-term projected future cash flows of the Trust reporting unit. These cash flows are determined based on revenue and expense projections over each of the next five years and a terminal revenue growth rate thereafter. The Company discounts the estimated cash flows to present value using a weighted average cost of capital (the “discount rate”). An impairment charge would be recognized for the amount by which the carrying amount exceeds the Trust reporting unit’s fair value. The Company’s annual goodwill impairment assessment for 2021 resulted in no goodwill impairment for the Trust reporting unit.
We identified goodwill for the Trust reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Trust reporting unit using the income approach. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
2

Our audit procedures related to the discount rate used by management to estimate the fair value of the Trust reporting unit included the following, among others:
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate.
◦Testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/	Deloitte & Touche LLP
Dallas, Texas
March 4, 2022

We have served as the Company's auditor since 2015.

3

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values and share amounts)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$15,206	$13,016
Accounts receivable	11,152	9,450
Investments, at fair value	65,024	69,542
Income taxes receivable	233	1,700
Other current assets	2,246	2,606
Total current assets	93,861	96,314
Investments	4,455	8,154
Noncurrent investments at fair value	4,513	3,527
Goodwill	16,401	16,401
Deferred income taxes	848	1,468
Operating lease right-of-use assets	4,868	6,103
Intangible assets, net	11,911	13,535
Property and equipment, net of accumulated depreciation of $8,637 and $8,056	2,114	3,186
Other long-term assets	634	464
Total long-term assets	45,744	52,838
Total assets	$139,605	$149,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,637	$1,627
Dividends payable	1,800	810
Compensation and benefits payable	9,530	7,448
Operating lease liabilities	1,409	1,718
Income taxes payable	466	191
Total current liabilities	15,842	11,794
Accrued dividends	1,133	526
Noncurrent operating lease liabilities	4,724	6,121
Total long-term liabilities	5,857	6,647
Total liabilities	21,699	18,441
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 10,658,644 and outstanding 8,253,491 shares at December 31, 2021; issued 10,500,549 and outstanding 8,326,948 shares at December 31, 2020	107	105
Additional paid-in capital	195,187	210,268
Treasury stock, at cost – 2,405,154 shares at December 31, 2021; 2,173,559 shares at December 31, 2020	(81,750)	(77,967)
Retained earnings (accumulated deficit)	4,362	(1,695)
Total stockholders’ equity	117,906	130,711
Total liabilities and stockholders’ equity	$139,605	$149,152

See Notes to Consolidated Financial Statements.
4

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except shares and per share data)

	Years ended December 31,
	2021	2020	2019
Revenues:
Advisory fees:
Asset-based	$45,927	$38,028	$57,033
Performance-based	3,335	2,808	764
Trust fees	24,030	23,563	25,483
Trust performance-based	101	366	—
Other, net	(339)	346	799
Total revenues	73,054	65,111	84,079
Expenses:
Employee compensation and benefits	42,532	42,141	50,152
Sales and marketing	1,280	1,194	2,068
Westwood mutual funds	2,657	1,681	3,097
Information technology	8,161	8,111	8,426
Professional services	4,391	4,271	4,322
General and administrative	8,074	8,941	9,516
Impairment expense	—	3,403	—
(Gain) loss on foreign currency transactions	—	(1,184)	1,854
Total expenses	67,095	68,558	79,435
Net operating income (loss)	5,959	(3,447)	4,644
Realized gains on private investments	8,371	—	—
Net change in unrealized appreciation (depreciation) on private investments	(1,797)	(711)	3,296
Investment income	868	604	1,318
Other income	602	135	144
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	—	(4,169)	—
Income (loss) before income taxes	14,003	(7,588)	9,402
Provision for income taxes	4,240	1,359	3,491
Net income (loss)	$9,763	$(8,947)	$5,911
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(1,226)	1,940
Reclassification of cumulative foreign currency translation adjustments to net income (loss) upon liquidation of a foreign currency	—	4,169	—
Total comprehensive income (loss)	$9,763	$(6,004)	$7,851

Earnings (loss) per share:
Basic	$1.24	$(1.12)	$0.70
Diluted	$1.23	$(1.12)	$0.70
Weighted average shares outstanding:
Basic	7,875,395	7,987,554	8,408,017
Diluted	7,927,972	7,987,554	8,463,239

See Notes to Consolidated Financial Statements.

5

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
BALANCE, December 31, 2018	8,904,902	$102	$194,116	$(58,711)	$(4,883)	$30,525	$161,149
Net income	—	—	—	—	—	5,911	5,911
Other comprehensive income	—	—	—	—	1,940	—	1,940
Issuance of restricted stock, net of forfeitures	123,986	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	10,305	—	—	—	10,305
Reclassification of compensation liability to be paid in shares	—	—	232	—	—	—	232
Dividends declared ($2.88 per share)	—	—	—	—	—	(25,469)	(25,469)
Purchases of treasury stock	(110,606)	—	—	(3,394)	—	—	(3,394)
Issuance of treasury stock under employee stock plans	24,840	—	(1,211)	1,211	—	—	—
Restricted stock returned for payment of taxes	(62,036)	—		(2,387)	—	—	(2,387)
BALANCE, December 31, 2019	8,881,086	$103	$203,441	$(63,281)	$(2,943)	$10,967	$148,287
Net loss	—	—	—	—	—	(8,947)	(8,947)
Foreign currency translation adjustments	—	—	—	—	(1,226)	—	(1,226)
Foreign currency translation adjustments reclassification	—	—	—	—	4,169	—	4,169
Issuance of restricted stock, net of forfeitures	193,968	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	6,701	—	—	—	6,701
Reclassification of compensation liability to be paid in shares	—	—	212	—	—	—	212
Dividends declared ($0.43 per share), net of forfeitures	—	—	—	—	—	(3,715)	(3,715)
Purchases of treasury stock	(679,756)	—	—	(12,952)	—	—	(12,952)
Purchase of treasury stock under employee stock plans	(27,474)	—	—	(697)	—	—	(697)
Issuance of treasury stock under employee stock plans	2,169	—	(84)	83	—	—	(1)
Restricted stock returned for payment of taxes	(43,045)	—	—	(1,120)	—	—	(1,120)
BALANCE, December 31, 2020	8,326,948	$105	$210,268	$(77,967)	$—	$(1,695)	$130,711
Net income	—	—	—	—	—	9,763	9,763
Issuance of restricted stock, net of forfeitures	158,098	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	5,835	—	—	—	5,835
Return of capital ($2.50 per share)	—	—	(20,823)	—	—	—	(20,823)
Dividends declared ($0.45 per share), net of forfeitures	—	—	—	—	—	(3,706)	(3,706)
Purchases of treasury stock	(182,549)	—	—	(2,990)	—	—	(2,990)
Issuance of treasury stock under employee stock plans	2,353	—	(91)	91	—	—	—
Restricted stock returned for payment of taxes	(51,359)	—	—	(884)	—	—	(884)
BALANCE, December 31, 2021	8,253,491	$107	$195,187	$(81,750)	$—	$4,362	$117,906
See Notes to Consolidated Financial Statements.

6

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$9,763	$(8,947)	$5,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	750	921	898
Amortization of intangible assets	1,624	1,721	1,726
Net change in unrealized (appreciation) depreciation on investments	1,845	1,056	(3,650)
Realized gains on private investments	(8,371)	—	—
Stock-based compensation expense	5,835	6,701	10,305
Deferred income taxes	620	754	2,906
Loss on asset disposition	—	48	—
Gain on asset disposition	(148)	—	—
Non-cash lease expense	1,235	1,500	1,151
Impairment of goodwill	—	3,403	—
Currency translation adjustment reclassification	—	4,169	—
Changes in operating assets and liabilities:
Net (purchases) sales of investments – trading securities	4,513	(19,562)	15,811
Accounts receivable	(1,702)	3,683	5,404
Other current assets	189	(170)	(608)
Accounts payable and accrued liabilities	1,009	(526)	(382)
Compensation and benefits payable	2,042	(2,270)	(5,018)
Income taxes payable	1,750	(690)	(849)
Other liabilities	(1,569)	(1,561)	(1,433)
Net cash provided by (used in) operating activities	19,385	(9,770)	32,172
Cash flows from investing activities:
Sale of investments	9,258	—	—
Purchases of investments	(15)	—	(3,671)
Purchases of property and equipment	(178)	(93)	(593)
Additions to internally developed software	—	—	(584)
Proceeds on sale of property and equipment	501	89	—
Net cash provided by (used in) investing activities	9,566	(4)	(4,848)
Cash flows from financing activities:
Purchases of treasury stock	(2,990)	(12,952)	(2,414)
Purchases of treasury stock under employee stock plans	—	(697)	(980)
Restricted stock returned for payment of taxes	(884)	(1,120)	(2,387)
Cash dividends	(22,932)	(11,043)	(26,089)
Net cash used in financing activities	(26,806)	(25,812)	(31,870)
Effect of currency rate changes on cash	45	(1,164)	1,863
Net increase (decrease) in cash and cash equivalents	2,190	(36,750)	(2,683)
Cash and cash equivalents, beginning of year	13,016	49,766	52,449
Cash and cash equivalents, end of year	$15,206	$13,016	$49,766
Supplemental cash flow information:
Cash paid during the year for income taxes	$1,858	$1,271	$1,431
Accrued dividends	$2,933	$1,336	$8,666
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
Westwood Management is registered with the Securities and Exchange Commission ("SEC") as an investment advisor under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.
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
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality and Westwood Technology Opportunities Fund I, LP (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds®, and (iii) our investments in InvestCloud and Charis discussed in Note 5
8

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
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
Based on our analyses, we determined the Westwood Funds® and Private Equity (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs.
Based on our analyses of our investments in these entities for the periods ending December 31, 2021 and 2020, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method.
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
Investments
With the exception of our investment in Charis, discussed below under "Fair Value of Financial Instruments", investments that are measured at fair market value are classified as trading securities and are carried at quoted market values on the accompanying Consolidated Balance Sheets. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.
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
Our investment in Westwood Hospitality is measured at fair value using NAV as a practical expedient.
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
Following a sustained decline in the Company's market capitalization, we determined in 2020 that the entire goodwill related to our Advisory segment was impaired, and accordingly we recorded charges of $3.4 million to "Impairment expense" on the Consolidated Statements of Comprehensive Income (Loss). As part of our evaluation, we determined the fair value of each of our reporting units using a weighted average approach of the market and income approaches. As part of the 2020 Advisory reporting unit assessment, we determined that an increase in the discount rate (from the prior assessment) applied in the valuation was required to align with market-based assumptions. The higher discount rate, in conjunction with revised long-term projections, resulted in a lower fair value of the Advisory segment. There was no goodwill impairment in the Advisory segment during the years ended December 31, 2021 or 2019.
We completed our most recent annual goodwill impairment assessment during the third quarter of 2021, and determined that no goodwill impairment related to the Trust segment was required. There was no goodwill impairment in the Trust segment during the years ended December 31, 2021, 2020 or 2019.
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
Incremental costs to obtain a contract are eligible to be capitalized if the costs are expected to be recovered over the service period. We incur certain incremental costs in obtaining new business and continually evaluate whether costs should be capitalized and amortized over the expected period of benefit of the asset. Certain costs used to fulfill a contract such as the distribution services utilized to sell our Westwood Funds® are expensed as incurred. We recognize the incremental costs of
10

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.
Stock-Based Compensation
We have issued restricted stock to certain U.S. employees and Board of Directors in accordance with our Eighth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”). We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation and adopted Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting effective January 1, 2017.
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
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provided compensation in the form of common stock for services performed by employees of Westwood International Advisors, prior to its 2020 closure. We recorded compensation costs for these awards on a straight-line basis over the vesting period once we determined it was probable that the award would be earned.  Awards expected to be settled in shares were funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquired Westwood common shares in market transactions and held such shares until the shares were vested and distributed, or forfeited. Shares held in the trust were shown on our Consolidated Balance Sheet as treasury shares. Until shares were acquired by the trust, we recorded compensation costs and measured the liability as a cash-based award, which was included in “Compensation and benefits payable” on our Consolidated Balance Sheets. For the year ended December 31, 2021, there was no compensation expense recorded for these awards. For the years ended December 31, 2020 and 2019, the compensation expense recorded for these awards was $0.2 million and $0.1 million, respectively. When the number of shares related to an award was determinable, the award became an equity award accounted for in a manner similar to restricted stock, which is described in Note 7 “Employee Benefits.”
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
Revenue and expense transactions are recorded at the rates of exchange prevailing on the dates of the transactions. Gains and losses resulting from transactions in foreign currencies are included in “(Gain) loss on foreign currency transactions” in our Consolidated Statements of Comprehensive Income (Loss). For the year ended December 31, 2020, we recorded a gain of $1.2 million and for the year ended December 31, 2019, we recorded a loss of $1.9 million.
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
Recent Accounting Pronouncements
Recently Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We adopted this ASU as of January 1, 2021, and it did not have a material impact on our Consolidated Financial Statements.
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
Other Revenues
Following the execution of a $2.6 million contract with a service provider, we recognized contract revenue of $0.4 million for the year ended December 31, 2020, which was recognized over time for financial reporting purposes. We estimate contract revenue based upon the expected value method, which requires significant judgment regarding probabilities of
12

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration amounts, variable considerations and constraints. We did not recognize any contract revenue for the years ended December 31, 2021 or 2019. In 2021 we collected $0.3 million of the previously recognized contract revenues.
Revenue Disaggregated
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands). In 2021, we recast certain prior year revenues related to performance fees.

	Year Ended December 31,
	2021	2020	2019
Advisory Fees:
Institutional	$31,069	$28,878	$38,053
Mutual Funds	17,507	11,488	19,288
Wealth Management	686	470	456
Trust Fees	24,131	23,929	25,483
Other	(339)	346	799
Total revenues	$73,054	$65,111	$84,079

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Year Ended December 31, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	$1,163	$—	$—	$—	$1,163
Europe	638	—	262	—	900
U.S.	45,512	24,131	1,687	(339)	70,991
Total	$47,313	$24,131	$1,949	$(339)	$73,054

Year Ended December 31, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$696	$—	$—	$—	$696
Canada	1,505	—	—	—	1,505
Europe	2,707	—	1,570	—	4,277
U.S.	33,120	23,563	1,604	346	58,633
Total	$38,028	$23,563	$3,174	$346	$65,111

Year Ended December 31, 2019	Advisory	Trust	Performance-based	Other	Total
Asia	$1,639	$—	$—	$—	$1,639
Australia	591	—	—	—	591
Canada	2,740	—	—	282	3,022
Europe	3,703	—	764	—	4,467
U.S.	48,360	25,483	—	517	74,360
Total	$57,033	$25,483	$764	$799	$84,079

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2021
Revenues:
Net fee revenues from external sources	$49,262	$24,131	$—	$—	$73,393
Net intersegment revenues	2,415	356	—	(2,771)	—
Other revenue	(339)	—	—		(339)
Total revenues	51,338	24,487	—	(2,771)	73,054
Expenses:
Depreciation and amortization	167	1,614	615	—	2,396
Other operating expenses	33,249	18,092	16,129	(2,771)	64,699
Total expenses	33,416	19,706	16,744	(2,771)	67,095
Realized gains on private investments	3,524	2,731	2,116	—	8,371
Net change in unrealized appreciation on private investments	(757)	(587)	(453)	—	(1,797)
Investment income	875	(7)	—	—	868
Other income	—	—	602	—	602
Income (loss) before income taxes	21,564	6,918	(14,479)	—	14,003
Income tax expense (benefit)	4,784	1,262	(1,806)	—	4,240
Net income (loss)	$16,780	$5,656	$(12,673)	$—	$9,763

Segment assets	$222,335	$56,965	$12,784	$(152,479)	$139,605
Segment goodwill	$—	$16,401	$—	$—	$16,401
Expenditures for long-lived assets	$66	$61	$51	$—	$178

Year Ended December 31, 2020
Revenues:
Net fee revenues from external sources	$40,836	$23,929	$—	$—	$64,765
Net intersegment revenues	2,338	263	—	(2,601)	—
Net interest and dividend revenue	35	—	—	—	35
Other revenue	311	—	—	—	311
Total revenues	43,520	24,192	—	(2,601)	65,111
Expenses:
Depreciation and amortization	322	1,656	664	—	2,642
Impairment expense	3,403	—	—	—	3,403
Other operating expenses	34,675	17,398	13,041	(2,601)	62,513
Total expenses	38,400	19,054	13,705	(2,601)	68,558
Net change in unrealized appreciation (depreciation) on private investments	(311)	(222)	(178)	—	(711)
Investment income	552	52	—	—	604
14

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Other income	—	—	135	—	135
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	—	—	(4,169)	—	(4,169)
Income (loss) before income taxes	5,361	4,968	(17,917)	—	(7,588)
Income tax expense (benefit)	3,456	1,977	(4,074)	—	1,359
Net income (loss)	$1,905	$2,991	$(13,843)	$—	$(8,947)

Segment assets	$204,827	$54,749	$17,247	$(127,671)	$149,152
Segment goodwill	$—	$16,401	$—	$—	$16,401
Expenditures for long-lived assets	$20	$24	$49	$—	$93

Year Ended December 31, 2019
Revenues:
Net fee revenues from external sources	$57,797	$25,483	$—	$—	$83,280
Net intersegment revenues	3,457	236	—	(3,693)	—
Net interest and dividend revenue	103	—	—	—	103
Other revenue	696	—	—	—	696
Total revenues	62,053	25,719	—	(3,693)	84,079
Expenses:
Depreciation and amortization	311	1,765	548	—	2,624
Other operating expenses	46,235	19,672	14,597	(3,693)	76,811
Total expenses	46,546	21,437	15,145	(3,693)	79,435
Net change in unrealized appreciation (depreciation) on private investments	1,438	1,026	832	—	3,296
Investment income	1,017	298	3	—	1,318
Other income	—	—	144	—	144
Income before income taxes	17,962	5,606	(14,166)	—	9,402
Income tax expense (benefit)	4,308	1,459	(2,276)	—	3,491
Net income (loss)	$13,654	$4,147	$(11,890)	$—	$5,911

Segment assets	$242,854	$51,274	$24,732	$(140,153)	$178,707
Segment goodwill	$3,403	$16,401	$—	$—	$19,804
Expenditures for long-lived assets	$288	$223	$82	$—	$593

Geographical information
Refer to Note 3, “Revenue” for our revenue disaggregated by our clients' geographical location. As of December 31, 2021 and 2020, all of our property and equipment was in the United States.
5. INVESTMENTS:
Since 2018, the company has made strategic investments which we believe enhance the services we provide our customers. Each of these is discussed below.
InvestCloud. During 2018, we made a $5.4 million strategic investment in InvestCloud, which is included in “Investments” on our Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Following InvestCloud's recapitalization in the first quarter of 2021, we recorded a realized gain of approximately $8.4 million when our originally purchased shares were redeemed. Following this redemption we re-invested $4.4 million of our proceeds into newly issued shares of InvestCloud. Subsequent to InvestCloud's recapitalization, there were no additional observable price changes or indicators of impairment for this investment. Following observable price changes in the year ended
15

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2019, we recorded an unrealized gain of $2.8 million in "Net change in unrealized appreciation (depreciation) on private investments" on our Consolidated Statements of Comprehensive Income (Loss).
Charis. Our investment in Charis is included in “Noncurrent investments at fair value” on our Consolidated Balance Sheets and is measured at fair value on a recurring basis.
In the year ended December 31, 2021, we recorded an unrealized gain of $0.9 million for Charis following fair value increases from market transactions. In the year ended December 31, 2020, we recorded an unrealized loss of $0.5 million, primarily as a result of the global macroeconomic effects of the COVID-19 pandemic. In the year ended December 31, 2019, we recorded a gain of $0.6 million following fair value increases resulting from market transactions. These adjustments were recorded to "Net change in unrealized appreciation (depreciation) on private investments" on our Consolidated Statements of Comprehensive Income (Loss).
Private Equity Seed Funding. In 2019 we made a $0.3 million investment in Westwood Hospitality. Our investment is included in “Noncurrent investments at fair value” on our Consolidated Balance Sheets, and it is measured at fair value on a recurring basis using NAV as a practical expedient.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021:
U.S. Government and Government agency obligations	$39,926	$—	$(491)	$39,435
Money market funds	19,661	—	—	19,661
Equity funds	4,135	158	(7)	4,286
Equities	1,296	206	—	1,502
Exchange-traded bond funds	140	—	—	140
Total trading securities	$65,158	$364	$(498)	$65,024
Private investment fund	265	—	(121)	144
Private equity	3,420	949	—	4,369
Total investments carried at fair value	$68,843	$1,313	$(619)	$69,537

December 31, 2020:
U.S. Government and Government agency obligations	$65,132	$2	$(180)	$64,954
Money market funds	4,003	—	—	4,003
Equity funds	90	—	(5)	85
Equities	288	94	—	382
Exchange-traded bond funds	115	3	—	118
Total trading securities	$69,628	$99	$(185)	$69,542
Private investment fund	250	—	(154)	96
Private equity	3,420	11	—	3,431
Total investments carried at fair value	$73,298	$110	$(339)	$73,069

The following amounts, except for income tax amounts, are included in our Consolidated Statements of Comprehensive Income (Loss) under the headings “Other revenues, net," "Net change in unrealized appreciation (depreciation) on private
16

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments," or "Investment Income" (in thousands):

	2021	2020	2019
Realized gains	$41	$110	$707
Realized losses	(212)	(116)	(122)
Net realized gains (losses)	$(171)	$(6)	$585
Income tax expense from gains (losses)	$(36)	$(1)	$123
Interest income – trading	$716	$786	$894
Dividend income	$35	$101	$283
Unrealized gains/(losses)	$923	$(1,056)	$3,650

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
The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV (1)	Total
As of December 31, 2021
Investments in trading securities	$65,024	$—	$—	$—	$65,024
Private investment fund	—	—	—	144	144
Private equity	—	—	4,369	—	4,369
Total assets measured at fair value	$65,024	$—	$4,369	$144	$69,537

As of December 31, 2020
Investments in trading securities	$69,542	$—	$—	$—	$69,542
Private investment fund	—	—	—	96	96
Private equity	—	—	3,431	—	3,431
Total assets measured at fair value	$69,542	$—	$3,431	$96	$73,069
(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Consolidated Balance Sheets.

Our investment in Charis is included within Level 3 of the fair value hierarchy as we value it utilizing inputs not observable in the market. Our investment is measured at fair value on a recurring basis using a market approach based on a price to tangible book value multiple range determined to be reasonable in the current environment, or market transactions. Management believes this valuation methodology is consistent with the banking industry and we will evaluate our methodology and inputs on a quarterly basis.

17

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Years ended December 31,
	2021	2020
Beginning balance	$3,431	$3,975
Net change in unrealized appreciation (depreciation) on private investments	938	(544)
Ending balance	$4,369	$3,431

The December 31, 2021 private investment fair value of $4.4 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $1.41 to $2.57 per share, with a weighted average of $1.60 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.

7. EMPLOYEE BENEFITS:
Restricted Stock Awards
We have issued restricted shares to certain employees and non-employee directors. The Eighth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan ("the Plan") reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In April 2021, stockholders approved an additional 250,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 5,648,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At December 31, 2021, approximately 776,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2021	2020	2019
Service condition restricted stock expense	$5,253	$6,348	$7,240
Performance-based restricted stock expense	581	1,280	2,388
Restricted stock expense under the Plan	5,834	7,628	9,628
Canadian Plan restricted stock expense	—	(927)	677
Total stock-based compensation expense	$5,834	$6,701	$10,305
Total income tax benefit recognized related to stock-based compensation	$804	$953	$1,932
Restricted Stock
Under the Plan, we have granted to certain employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions. We accrue dividends on unvested restricted stock, which are due and payable upon vesting of restricted stock. Accrued dividends coming due within the next twelve months are included in “Dividends payable” on the Consolidated Balance Sheets, with the remaining noncurrent portion of accrued dividends included in “Accrued dividends” on the Consolidated Balance Sheets. At December 31, 2021, we had $1.8 million and $1.1 million in "Dividends payable" and "Accrued dividends", respectively, and the Dividends payable were related to unvested restricted stock. At December 31, 2020, we had $0.8 million and $0.5 million in Dividends payable and Accrued dividends, respectively.
As of December 31, 2021, there was approximately $6.8 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 1 year. In order to satisfy tax liabilities that employees will owe on shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs to cover minimum tax withholding requirements. We withheld 51,359 shares in 2021 for this purpose. Our two types of restricted stock grants under the Plan are discussed below.
Restricted Stock Subject Only to a Service Condition
18

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2021, 2020 and 2019, we granted restricted stock to certain employees and non-employee directors. Employee shares generally vest over three years and Director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period.
The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2021	449,603	$36.15
Granted	181,403	17.10
Vested	(192,204)	39.70
Forfeited	(23,308)	34.48
Non-vested, December 31, 2021	415,494	$26.29

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2021	2020	2019
Weighted-average grant date fair value	$17.10	$27.39	$38.64
Fair value of shares vested (in thousands)	$7,630	$7,480	$9,273

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
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2021	45,700	$45.58
Vested	(28,962)	31.54
Non-vested, December 31, 2021	16,738	$41.97

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2021	2020	2019
Weighted-average grant date fair value	$—	$—	$37.90
Fair value of shares vested (in thousands)	$913	$1,944	$4,515
Canadian Plan
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
During the year ended December 31, 2020, the trust formed pursuant to the Canadian Plan purchased 27,474 Westwood common shares in the open market for approximately $0.7 million. The subsequent closure of the Westwood International Advisors office resulted in forfeitures of 56,625 shares, which reduced the Company's expenses by $1.3 million in the year ended December 31, 2020. As of December 31, 2021 and 2020, there is no unrecognized compensation cost related to restricted stock grants under the Canadian Plan.
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
Awards vest after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award. During the year in which the amount of the award is determined, we record expense based on its expected value. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the year ended December 31, 2021, we recorded expense of $0.4 million related to mutual fund share incentive awards, and we had a corresponding accrued liability of $0.4 million at December 31, 2021. For the years ended December 31, 2020 and 2019, mutual fund share incentive award activity was insignificant.
Benefit Plans
Westwood has a defined contribution and profit-sharing plan that was adopted in July 2002 and covers substantially all employees. Discretionary employer profit-sharing contributions become fully vested after four years of service by the participant. For U.S. employees, Westwood provides a 401(k) match of up to 6% of eligible compensation. For Westwood International Advisors employees, Westwood provided a Registered Retirement Savings Plan match of up to 6% of eligible compensation. Westwood International Advisors was closed effective September 30, 2020. Both retirement plan matching contributions vest immediately.
The following table displays our profit-sharing and retirement plan contributions for the periods presented (in thousands):

	Years ended December 31,
	2021	2020	2019
Profit-sharing contributions, net	$13	$(233)	$31
Retirement plan matching contributions	1,256	1,410	1,597

8. INCOME TAXES:
Income Tax Provision
Income (loss) before income taxes by jurisdiction was as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
U.S.	$13,989	$(5,861)	$10,237
Canada	14	(1,727)	(835)
Total	$14,003	$(7,588)	$9,402

20

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 21% to income before income taxes. The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands). In 2021, we recast certain prior year income tax expense components.

	Years ended December 31,
	2021		2020		2019
Income tax provision computed at US federal statutory rate	$2,935	21.0%	$(1,593)	21.0%	$1,974	21.0%
State and local income taxes, net of federal income taxes	372	2.7	91	(1.2)	512	5.4
Amended state returns	—	—	(555)	7.3	—	—
Stock-based compensation	859	6.1	683	(9.0)	594	6.3
Tax on repatriation	—	—	1,378	(18.1)	—	—
Nondeductible currency losses	—	—	910	(12.0)	—	—
Impairment expense	—	—	398	(5.2)	—	—
Compensation subject to Section 162(m)	180	1.3	42	(0.6)	140	1.5
Other, net	(106)	(0.8)	5	(0.1)	271	2.9
Total income tax expense	$4,240	30.3%	$1,359	(17.9)%	$3,491	37.1%
Effective income tax rate	30.3%		(17.9)%		37.1%

We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income (Loss). Penalties and interest were insignificant for the years ended December 31, 2021 2020, and 2019.
Income tax expense as set forth in the Consolidated Statements of Comprehensive Income (Loss) consisted of the following components (in thousands):

	Years ended December 31,
	2021	2020	2019
Current taxes:
U.S. Federal	$3,482	$1,350	$424
State and local	356	(534)	350
Foreign	(218)	(211)	(189)
Total current taxes	3,620	605	585
Deferred taxes:
U.S. Federal	446	500	2,619
State and local	30	44	222
Foreign	144	210	65
Total deferred taxes	620	754	2,906
Total income tax expense	$4,240	$1,359	$3,491

Deferred Income Taxes
21

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	As of December 31,
	2021	2020
Deferred tax assets:
Stock-based compensation expense	$893	$1,685
Deferred rent	1,344	1,734
Compensation and benefits payable	1,946	1,617
Federal unrecognized tax benefit	5	38
Deferred compensation	171	—
Other	11	—
Total deferred tax assets	4,370	5,074
Deferred tax liabilities:
Property and equipment	(223)	(429)
Intangibles	(1,256)	(907)
Unrealized gains on investments	(790)	(585)
Leases	(1,232)	(1,548)
Other	(21)	(137)
Total deferred tax liabilities	(3,522)	(3,606)
Net deferred tax assets	$848	$1,468

The Company is subject to taxation in the U. S. and various state and foreign jurisdictions. As of December 31, 2021, the Company’s 2018, 2019 and 2020 tax years are open for examination by the Internal Revenue Service, and various state and foreign jurisdiction tax years remain open to examination.
At December 31, 2021, the Company's gross liability related to uncertain tax positions was de minimis. At December 31, 2020, the Company's gross liability related to uncertain tax positions was $0.2 million. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as the related interest and penalties, are reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the years ended December 31, 2021 and 2020 is as follows (in thousands):

Balance at December 31, 2019	$184
Additions for tax positions related to the current year	1
Reductions for tax positions related to prior years	(1)
Settlements	(5)
Balance at December 31, 2020	179
Additions for tax positions related to the current year	10
Reductions for tax positions related to prior years	(164)
Balance at December 31, 2021	$25
It is reasonably possible that the liability for uncertain tax positions could be eliminated within the next twelve months as a result of settlements with certain taxing authorities that, if recognized, would decrease our provision for income taxes accordingly.
9. EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding. Diluted EPS is computed based on the weighted average shares of common stock outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-
22

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee directors. There were approximately 116,000, 381,000 and 76,000 anti-dilutive restricted shares as of December 31, 2021, 2020 and 2019, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2021	2020	2019
Net income (loss)	$9,763	$(8,947)	$5,911

Weighted average shares outstanding – basic	7,875,395	7,987,554	8,408,017
Dilutive potential shares from unvested restricted shares	52,577	—	55,222
Weighted average shares outstanding – diluted	7,927,972	7,987,554	8,463,239
Earnings (loss) per share:
Basic	$1.24	$(1.12)	$0.70
Diluted	$1.23	$(1.12)	$0.70

10. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Changes in goodwill were as follows (in thousands):

	As of December 31,
	2021	2020
Beginning balance	$16,401	$19,804
Impairment expense	—	(3,403)
Ending balance	$16,401	$16,401

Following a sustained decline in the Company's market capitalization, we determined in 2020 that the entire goodwill related to our Advisory segment was impaired, and recorded charges of $3.4 million in the year ended December 31, 2020 to "Impairment expense" on the Consolidated Statements of Comprehensive Income (Loss).
We determined the fair value of each of our reporting units using a weighted average approach of the market and income approaches. As part of the 2020 Advisory reporting unit assessment, we determined that an increase in the discount rate (from the prior assessment) applied in the valuation was required to align with market-based assumptions. The higher discount rate, in conjunction with revised long-term projections resulted in a lower fair value of the Advisory segment.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, internally-developed software and trade names, and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition.
23

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of intangible assets at December 31, 2021 and 2020 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2021
Client relationships	14.8	$21,431	$(10,216)	$11,215
Internally developed software	5.8	1,439	(743)	696
		$22,870	$(10,959)	$11,911
2020
Client relationships	14.8	$21,431	$(8,850)	$12,581
Internally developed software	5.8	1,439	(485)	954
		$22,870	$(9,335)	$13,535

Amortization expense, which is included in “General and administrative” expense on our Consolidated Statements of Comprehensive Income (Loss), was $1.6 million for the year ended December 31, 2021 and $1.7 million for the years ended December 31, 2020 and 2019.
Estimated amortization expense for intangible assets over the next five years is as follows (in thousands):

For the year ending December 31,	Estimated Amortization Expense
2022	$1,623
2023	$1,604
2024	$1,529
2025	$1,372
2026	$1,359

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
In 2021, we sublet approximately 15,000 square feet of our Dallas, Texas office space to third parties. Those agreements began in 2021 and provides for monthly rent of approximately $40,000 through the fourth quarter of 2025. In February 2021 we terminated our Toronto, Ontario office space lease that was originally expiring in October 2021.
The following table presents the components of lease costs related to our leases (amounts in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease costs	$1,655	$2,033	$1,796
Sublease income	602	135	144

The following table presents supplemental cash flow information related to our leases (amounts in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating cash flows from operating leases	$1,990	$2,091	$2,095
Right-of-use assets obtained in exchange for lease obligations	$—	$59	$—
24

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating lease costs are included in "General and administrative" expense on our Consolidated Statements of Comprehensive Income (Loss). We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2026.
The following table presents information regarding our operating leases (in thousands, except years and rates):

	December 31,
	2021	2020
Operating lease right-of-use assets	$4,868	$6,103

Operating lease liabilities	$1,409	$1,718
Non-current lease liabilities	4,724	6,121
Total lease liabilities	$6,133	$7,839

Weighted-average remaining lease term (in years)	4.1	4.9
Weighted-average discount rate	5.0%	5.0%

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31,	Operating Leases
2022	$1,730
2023	1,733
2024	1,563
2025	1,528
2026	331
Total undiscounted lease payments	$6,885
Less: discount	(752)
Total lease liabilities	$6,133

12. BALANCE SHEET COMPONENTS:
Property and Equipment
The following table reflects information about our property and equipment as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Leasehold improvements	$4,956	$5,385
Furniture and fixtures	2,590	2,728
Computer hardware and office equipment	3,205	3,129
Accumulated depreciation	(8,637)	(8,056)
Property and equipment, net	$2,114	$3,186

Contract Asset
We record a contract asset when we have a right to payment from a customer that is conditioned on events other than the passage of time. Contract assets are included in Other current assets in the accompanying Consolidated Balance Sheets, and the
25

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table reflects our contract asset balances as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Contract assets	$140	$429

Refer to Note 3, “Revenue” for our revenues from contract assets.

13. COMMITMENTS AND CONTINGENCIES:
The following table summarizes our contractual obligations as of December 31, 2021 (in thousands):

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase obligations	$9,974	$4,466	$4,732	$776	$—

14. REGULATORY CAPITAL REQUIREMENTS:
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2021, Westwood Trust had approximately $14.2 million in excess of its minimum capital requirement.
Westwood Trust is limited under applicable Texas law in the payment of dividends of undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its Board of Directors, Westwood Trust may make quarterly and special dividend payments, or other distributions, to Westwood out of its undivided profits. No dividend payments were made in 2021, 2020 or 2019.
15. VARIABLE INTEREST ENTITIES:
As discussed in Note 2 “Summary of Significant Accounting Policies,” the CTFs and Private Funds (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds® and Private Equity are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in these entities commensurate with market rates. As of December 31, 2021 and 2020, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs into our Consolidated Financial Statements for the years ended December 31, 2021 or 2020.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 5 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $22.8 million, $19.3 million and $31.0 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.
26

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays the AUM, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of December 31, 2021
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,046	$—	$—
Common Trust Funds	886	$—	$—
Private Funds	4	$0.1	$0.1
Private Equity	—	$8.9	$8.9

All other assets:
Wealth Management	3,530
Institutional	7,037
Total AUM	$14,503

16. RELATED PARTY TRANSACTIONS:
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. At both December 31, 2021 and at December 31, 2020, there was approximately $0.1 million in fees due from these accounts. For each of the years ended December 31, 2021, 2020 and 2019, we recorded trust fees from these accounts of $0.4 million.
One director serves as a consultant to the Company under a consulting agreement for which we recorded expenses of $0.1 million for each of the years ended December 31, 2021 and 2020, and $0.2 million for the year ended December 31, 2019.
The Company engages in transactions with its affiliates as part of its operations. Westwood International Advisors (prior to its closure, effective September 30, 2020) and Westwood Management provide investment advisory services to the UCITS Fund (prior to its liquidation in June 2020) and the Westwood Funds®. Certain members of our management served on the board of directors of the UCITS Fund before its liquidation. Under the terms of the investment advisory agreements, the Company earned quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the year ended December 31, 2021, we did not record any fees from the affiliated Funds. For the years ended December 31, 2020 and 2019, we recorded fees from the affiliated Funds of $0.9 million and $2.8 million, respectively, which are included in “Asset-based advisory fees” on our Consolidated Statement of Comprehensive Income (Loss). As of December 31, 2021 and 2020, all of these fees had been collected.
17. CONCENTRATION:
For the year ended December 31, 2021, our ten largest clients accounted for approximately 22% of our fee revenue. For each of the years ended December 31, 2020 and 2019, our ten largest clients accounted for approximately 24% of our fee revenue. No single customer accounted for 10% or more of our fee revenues in any of these years. The following table presents advisory fee revenue received from our single largest client in each year (in thousands):

	Years ended December 31,
	2021	2020	2019
Advisory fees from our largest client:
Asset-based fees	$2,682	$1,940	$1,863
Performance-based fees	—	1,607	764
Percent of fee revenue	3.7%	5.5%	3.2%

18. SUBSEQUENT EVENTS:
Dividends Declared
27

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 9, 2022, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on April 1, 2022 to stockholders of record on March 4, 2022.
Restricted Stock Grants
On March 2, 2022 we issued approximately $6.3 million of restricted stock to employees, or approximately 380,000 shares based on the closing price of our stock on February 23, 2022. The shares are subject to vesting conditions described in Note 7 “Employee Benefits” of our Consolidated Financial Statements in this Report.

19. QUARTERLY FINANCIAL DATA (Unaudited):
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2021 and 2020 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2021
Revenues	$18,319	$17,484	$17,860	$19,391
Income before income taxes	7,014	1,416	2,360	3,213
Net income	4,101	970	1,879	2,813
Basic earnings per common share	0.52	0.12	0.24	0.36
Diluted earnings per common share	0.52	0.12	0.24	0.36

2020
Revenues	$16,669	$15,875	$15,454	$17,113
Income (loss) before income taxes	(1)	(1,817)	(8,318)	2,548
Net income (loss)	1,102	(2,575)	(10,289)	2,815
Basic earnings (loss) per common share	0.13	(0.33)	(1.31)	0.36
Diluted earnings (loss) per common share	0.13	(0.33)	(1.31)	0.36

28

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
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

3.1.1	First Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on May 7, 2008)
3.1.2	Second Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
3.1.3	Third Amendment to Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 19, 2019).
3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on April 25, 2012)
3.2.1	Amendment to Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 20, 2017)
3.2.2	Second Amendment to Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Schedule 14A filed with the SEC on March 19, 2019)
4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)
10.1	Eighth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (incorporated by reference from the Schedule 14A filed with the SEC on March 5, 2021)
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

29

Exhibit Number	Description of Exhibits
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

21.1	Subsidiaries (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)
30

Exhibit Number	Description of Exhibits
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on first signature page)
31.1*	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial information from Westwood Holdings Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 20198; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 20198; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (v) Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
+    Indicates management contract or compensation plan, contract or arrangement.
#    Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.
31