Form 10-Q
period 2022-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2022-04-27
CIK 1165002

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
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 20, 2022: 8,578,015.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,148	$15,206
Accounts receivable	9,738	11,152
Investments, at fair value	52,343	65,024
Prepaid income taxes	235	233
Other current assets	2,407	2,246
Total current assets	85,871	93,861
Investments	4,455	4,455
Noncurrent investments at fair value	4,549	4,513
Goodwill	16,401	16,401
Deferred income taxes	827	848
Operating lease right-of-use assets	4,683	4,868
Intangible assets, net	11,506	11,911
Property and equipment, net of accumulated depreciation of $8,822 and $8,637	1,967	2,114
Other long-term assets	757	634
Total assets	$131,016	$139,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,337	$2,637
Dividends payable	1,724	1,800
Compensation and benefits payable	2,309	9,530
Operating lease liabilities	1,469	1,409
Income taxes payable	990	466
Total current liabilities	8,829	15,842
Accrued dividends	492	1,133
Noncurrent operating lease liabilities	4,435	4,724
Total long-term liabilities	4,927	5,857
Total liabilities	13,756	21,699
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 11,030,410 and outstanding 8,575,451 shares at March 31, 2022; issued 10,658,644 and outstanding 8,253,491 shares at December 31, 2021	110	107
Additional paid-in capital	196,564	195,187
Treasury stock, at cost - 2,454,959 shares at March 31, 2022; 2,405,154 shares at December 31, 2021	(82,576)	(81,750)
Retained earnings	3,162	4,362
Total stockholders' equity	117,260	117,906
Total liabilities and stockholders' equity	$131,016	$139,605

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Advisory fees:
Asset-based	$11,790	$10,450
Performance-based	—	1,959
Trust fees	5,715	6,065
Other, net	(289)	(155)
Total revenues	17,216	18,319
EXPENSES:
Employee compensation and benefits	10,334	11,548
Sales and marketing	482	230
Westwood mutual funds	596	391
Information technology	1,829	1,992
Professional services	1,520	1,317
General and administrative	2,040	2,072
Total expenses	16,801	17,550
Net operating income	415	769
Realized gains on private investments	—	8,325
Net change in unrealized appreciation (depreciation) on private investments	37	(2,326)
Investment income	(16)	196
Other income	158	50
Income before income taxes	594	7,014
Income tax expense	544	2,913
Net income	$50	$4,101
Total comprehensive income	$50	$4,101

Earnings per share:
Basic	$0.01	$0.52
Diluted	$0.01	$0.52
Weighted average shares outstanding:
Basic	7,865,174	7,887,044
Diluted	7,931,453	7,917,390

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2022 and 2021
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2021	8,253,491	$107	$195,187	$(81,750)	$4,362	$117,906
Net income	—	—	—	—	50	50
Issuance of restricted stock, net of forfeitures	371,765	3	(3)	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,250)	(1,250)
Stock-based compensation expense	—	—	1,380	—	—	1,380
Purchases of treasury stock	(12,202)	—	—	(200)	—	(200)
Restricted stock returned for payment of taxes	(37,603)	—	—	(626)	—	(626)
Balance, March 31, 2022	8,575,451	$110	$196,564	$(82,576)	$3,162	$117,260

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2020	8,326,948	$105	$210,268	$(77,967)	$(1,695)	$130,711
Net income	—	—	—	—	4,101	4,101
Issuance of restricted stock, net of forfeitures	129,905	2	(2)	—	—	—
Dividends declared ($0.10 per share)	—	—	—	—	(801)	(801)
Stock-based compensation expense	—	—	1,722	—	—	1,722
Purchases of treasury stock	(92,491)	—	—	(1,404)	—	(1,404)
Restricted stock returned for payment of taxes	(51,359)	—	—	(884)	—	(884)
Balance, March 31, 2021	8,313,003	$107	$211,988	$(80,255)	$1,605	$133,445

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50	$4,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	177	207
Amortization of intangible assets	405	406
Net change in unrealized depreciation on investments	239	2,432
Realized gains on private investments	—	(8,325)
Stock based compensation expense	1,380	1,722
Deferred income taxes	21	40
Non-cash lease expense	185	307
Gain on asset disposition	—	(148)
Change in operating assets and liabilities:
Net sales (purchases) of trading securities	12,406	(4,444)
Accounts receivable	1,414	(2,295)
Other current assets	(283)	23
Accounts payable and accrued liabilities	(301)	803
Compensation and benefits payable	(7,221)	(5,026)
Income taxes payable	524	3,630
Other liabilities	(226)	(478)
Net cash provided by (used in) operating activities	8,770	(7,045)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments	—	9,258
Sale of property and equipment	—	501
Purchase of property and equipment	(30)	(9)
Purchase of investments	—	(15)
Net cash (used in) provided by investing activities	(30)	9,735
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(200)	(1,045)
Restricted stock returned for payment of taxes	(626)	(884)
Cash dividends paid	(1,972)	(801)
Net cash used in financing activities	(2,798)	(2,730)
Effect of currency rate changes on cash	—	13
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,942	(27)
Cash and cash equivalents, beginning of period	15,206	13,016
Cash and cash equivalents, end of period	$21,148	$12,989
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$—	$769
Accrued dividends	$2,216	$1,339
Accrued purchases of treasury stock	$—	$359

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp. and Westwood Advisors, L.L.C. (referred to hereinafter together as “Westwood Management”) and Westwood Trust.
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
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the periods in these Condensed Consolidated Financial Statements are not necessarily indicative of results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
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
Advisory Fee Revenues
Our advisory fees are generated by Westwood Management which manages client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of AUM and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues. Advisory clients typically consist of institutional and mutual fund accounts.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Institutional investors include separate accounts of (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; (ii) subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles including collective investment trusts; and (iv) managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.
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

	Three Months Ended March 31,
	2022	2021
Advisory Fees:
Institutional	$7,048	$8,858
Mutual Funds	4,549	3,414
Wealth Management	193	137
Trust Fees	5,715	6,065
Other, net	(289)	(155)
Total revenues	$17,216	$18,319

We serve clients primarily in the United States, as well as in certain international locations. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended March 31, 2022	Advisory	Trust	Other	Total
Canada	$291	$—	$—	$291
United States	11,499	5,715	(289)	16,925
Total	$11,790	$5,715	$(289)	$17,216

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended March 31, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	$276	$—	$—	$—	$276
Europe	638	—	262	—	900
United States	9,546	6,065	1,687	(155)	17,143
Total	$10,460	$6,065	$1,949	$(155)	$18,319

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
Advisory
Our Advisory segment provides investment advisory services to (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals, (ii) subadvisory relationships where Westwood provides investment management services to the Westwood Funds®, funds offered by other financial institutions and funds offered by our Trust segment and (iii) pooled investment vehicles, including collective investment trusts. Westwood Management provides investment advisory services to similar clients, and is included in our Advisory segment.
Trust
Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended March 31, 2022
Net fee revenues from external sources	$11,790	$5,715	$—	$—	$17,505
Net intersegment revenues	577	90	—	(667)	—
Other, net	(289)	—	—	—	(289)
Total revenues	$12,078	$5,805	$—	$(667)	$17,216

Segment assets	$222,545	$57,913	$12,876	$(162,318)	$131,016
Segment goodwill	$—	$16,401	$—	$—	$16,401

Three Months Ended March 31, 2021
Net fee revenues from external sources	$12,409	$6,065	$—	$—	$18,474
Net intersegment revenues	676	81	—	(757)	—
Other, net	(155)	—	—	—	(155)
Total revenues	$12,930	$6,146	$—	$(757)	$18,319

Segment assets	$207,193	$54,143	$12,603	$(124,275)	$149,664
Segment goodwill	$—	$16,401	$—	$—	$16,401

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
Our investment in Charis, the parent company of Westwood Private Bank ("Charis"), is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis. In the three months ended March 31, 2021, we recorded unrealized gains of approximately $0.4 million following fair value increases from market transactions.
In 2019 we made a $0.3 million investment in Westwood Hospitality Fund I, LLC, a private investment fund. Our investment is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis using net asset value (“NAV”) as a practical expedient.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022:
U.S. Government and Government agency obligations	$18,267	$—	$(529)	$17,738
Money market funds	28,272	—	—	28,272
Equity funds	4,760	88	(90)	4,758
Equities	1,309	127	—	1,436
Exchange-traded bond funds	144	—	(5)	139
Total trading securities	52,752	215	(624)	52,343
Private investment fund	265	—	(42)	223
Private equity	3,420	906	—	4,326
Total investments carried at fair value	$56,437	$1,121	$(666)	$56,892

December 31, 2021:
U.S. Government and Government agency obligations	$39,926	$—	$(491)	$39,435
Money market funds	19,661	—	—	19,661
Equity funds	4,135	158	(7)	4,286
Equities	1,296	206	—	1,502
Exchange-traded bond funds	140	—	—	140
Total trading securities	65,158	364	(498)	65,024
Private investment fund	265	—	(121)	144
Private equity	3,420	949	—	4,369
Total investments carried at fair value	$68,843	$1,313	$(619)	$69,537

6. FAIR VALUE MEASUREMENTS

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
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of March 31, 2022:
Investments in trading securities	$52,343	$—	$—	$—	$52,343
Private investment fund	—	—	—	223	223
Private equity	—	—	4,326	—	4,326
Total assets measured at fair value	$52,343	$—	$4,326	$223	$56,892

As of December 31, 2021:
Investments in trading securities	$65,024	$—	$—	$—	$65,024
Private investment fund	—	—	—	144	144
Private equity	—	—	4,369	—	4,369
Total assets measured at fair value	$65,024	$—	$4,369	$144	$69,537

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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2022	2021
Beginning balance	$4,369	$3,431
Unrealized gains (losses) on private investments	(43)	441
Ending balance	$4,326	$3,872

The March 31, 2022 private investment fair value of $4.3 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $1.43 to $2.13 per share, with a weighted average of $1.57 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the three months ended March 31, 2022 and 2021 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
8. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 85,000 and 234,000 anti-dilutive restricted shares outstanding for the three months ended March 31, 2022 and March 31, 2021, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2022	2021
Net income	$50	$4,101

Weighted average shares outstanding - basic	7,865,174	7,887,044
Dilutive potential shares from unvested restricted shares	66,279	30,346
Weighted average shares outstanding - diluted	7,931,453	7,917,390

Earnings per share:
Basic	$0.01	$0.52
Diluted	$0.01	$0.52

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our most recent annual goodwill impairment assessment during the third quarter of 2021, and determined that no goodwill impairment related to the Trust segment was required. There was no goodwill impairment in the Trust segment during the three months ended March 31, 2022 or March 31, 2021.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three months ended March 31, 2022 or March 31, 2021.
10. LEASES
As of March 31, 2022 there have been no material changes outside the ordinary course of business to our leases since December 31, 2021. For information regarding our leases, refer to Note 11 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
During the three months ended March 31, 2022, the Company repurchased 12,202 shares of our common stock at an average price of $16.39 per share, including commissions, for an aggregate purchase price of $0.2 million under our share repurchase plan. During the three months ended March 31, 2021, the Company repurchased 92,491 shares of our common stock at an average price of $15.19 per share, including commissions, for an aggregate purchase price of $1.4 million under our share repurchase plan.

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
Based on our analyses of our investments in these entities for the periods ended March 31, 2022 and December 31, 2021, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Fee Revenues	$5.7	$4.9

The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of March 31, 2022
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$2,957	$—	$—
Common Trust Funds	876	—	—
Private Funds	7	0.2	0.2
Private Equity	—	8.8	8.8
All other assets:
Wealth Management	3,298
Institutional	6,716
Total Assets Under Management	$13,854

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three months ended March 31, 2022 and March 31, 2021, the Company earned insignificant fees from the affiliated funds.
One of our directors serves as a consultant to the Company under a consulting agreement. We recorded insignificant expenses related to this agreement for both the three months ended March 31, 2022 and March 31, 2021.
14. SUBSEQUENT EVENTS
Dividends Declared
On April 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on July 1, 2022 to stockholders of record on June 3, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “potentially,” “may,” “designed” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and those risks set forth below:
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
•the impact of the recent COVID-19 pandemic;
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
Revenues
We derive our revenues from investment advisory fees, trust fees and other revenues. Our advisory fees are generated by Westwood Management which manages client accounts under investment advisory and subadvisory agreements. Advisory fees are typically calculated based on a percentage of AUM and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Certain of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter, and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues.
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
Assets Under Management
AUM decreased $0.6 billion to $13.9 billion at March 31, 2022 compared with $14.5 billion at March 31, 2021. The average of beginning and ending AUM for the first quarter of 2022 was $14.2 billion compared to $13.8 billion for the first quarter of 2021.
The following table displays AUM as of March 31, 2022 and 2021 (in millions):

	As of March 31,
	2022	2021	Change
Institutional(1)	$6,716	$7,569	(11)%
Wealth Management(2)	4,181	4,360	(4)
Mutual Funds(3)	2,957	2,564	15
Total AUM(4)	$13,854	$14,493	(4)%

(1)Institutional includes (i) separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; (ii) subadvisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including collective investment trusts; and (iv) managed account relationships with brokerage firms and other registered investment advisors that offer Westwood products to their customers.
(2)Wealth Management includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provides advisory services to high net worth individuals. Investment subadvisory services are provided for the common trust funds by Westwood Management and external unaffiliated subadvisors. For certain assets in this category Westwood Trust currently provides limited custodial services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future.
(3)Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, institutional investors and wealth management accounts.
(4)AUM excludes $314 million and $272 million of assets under advisement (“AUA”) as of March 31, 2022 and 2021, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.

Roll-Forward of Assets Under Management

	Three Months Ended March 31,
(in millions)	2022	2021
Institutional
Beginning of period assets	$7,037	$6,567
Inflows	79	732
Outflows	(155)	(219)
Net client flows	(76)	513
Market appreciation (depreciation)	(245)	489
Net change	(321)	1,002
End of period assets	$6,716	$7,569

Wealth Management
Beginning of period assets	$4,420	$4,335
Inflows	109	60
Outflows	(146)	(207)
Net client flows	(37)	(147)
Market appreciation (depreciation)	(202)	172
Net change	(239)	25
End of period assets	$4,181	$4,360

Mutual Funds
Beginning of period assets	$3,046	$2,143
Inflows	268	438
Outflows	(218)	(209)
Net client flows	50	229
Market appreciation (depreciation)	(139)	192
Net change	(89)	421
End of period assets	$2,957	$2,564

Total AUM
Beginning of period assets	$14,503	$13,045
Inflows	456	1,230
Outflows	(519)	(635)
Net client flows	(63)	595
Market appreciation (depreciation)	(586)	853
Net change	(649)	1,448
End of period assets	$13,854	$14,493

Three months ended March 31, 2022 compared to the three months ended March 31, 2021
The $0.6 billion decrease in AUM for the three months ended March 31, 2022 was due to market depreciation of $0.6 billion and net outflows of $0.1 billion. Net outflows were primarily related to our Enhanced Balance strategy.
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

	Three Months Ended
	March 31,
	2022	2021	Change
Revenues:
Advisory fees: asset-based	$11,790	$10,450	13%
Advisory fees: performance-based	—	1,959	(100)
Trust fees: asset-based	5,715	6,065	(6)
Other, net	(289)	(155)	86
Total revenues	17,216	18,319	(6)
Expenses:
Employee compensation and benefits	10,334	11,548	(11)
Sales and marketing	482	230	110
Westwood mutual funds	596	391	52
Information technology	1,829	1,992	(8)
Professional services	1,520	1,317	15
General and administrative	2,040	2,072	(2)
Total expenses	16,801	17,550	(4)
Net operating income	415	769
Realized gains on private investments	—	8,325	(100)
Net change in unrealized appreciation (depreciation) on private investments	37	(2,326)	(102)
Investment income	(16)	196	(108)
Other income	158	50	216
Income before income taxes	594	7,014
Income tax expense	544	2,913	(81)
Net income	$50	$4,101	(99)%
_________________________
NM    Not meaningful
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Total revenues. Total revenues decreased $1.1 million, or 6%, to $17.2 million for the three months ended March 31, 2022 compared with $18.3 million for the three months ended March 31, 2021. Asset-based advisory fees increased $1.3 million, or 13%, and Trust fees decreased $0.4 million, or 6%. Performance-based advisory fees decreased $2.0 million due to reflecting lower performance fees in the three months ended March 31, 2022.
Employee compensation and benefits. Employee compensation and benefits decreased $1.2 million to $10.3 million compared with $11.5 million for 2021 due to lower commissions and incentive compensation.
Sales and marketing. Sales and marketing expenses increased $0.3 million, or 110%, to $0.5 million compared with $0.2 million for 2021 as in-person sales activities returned to pre-COVID-19 levels.
Realized gains on private investments. We recorded a realized gain of approximately $8.3 million in connection with InvestCloud's recapitalization in the first quarter of 2021.
Net change in unrealized appreciation (depreciation) on private investments. We recorded a $2.8 million net change in unrealized depreciation to reflect the recognition of previously recorded unrealized gains in connection with InvestCloud's recapitalization in the first quarter of 2021, partially offset by $0.4 million of fair value increases from market transactions related to our investment in Charis.
Income tax expense. Our effective tax rate of 91.6% differed from the 21% statutory rate for the first quarter of 2022 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.

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
We define Economic Earnings as net income plus non-cash equity-based compensation expense, amortization of intangible assets and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
The following tables provide a reconciliation of net income to Economic Earnings and Economic Earnings by segment (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Change
	2022	2021
Net income	$50	$4,101	(99)%
Stock-based compensation expense	1,380	1,722	(20)
Intangible amortization	405	406	—
Tax benefit from goodwill amortization	59	59	—
Economic Earnings	$1,894	$6,288	(70)%

Earnings per share	$0.01	$0.52	(98)%
Stock-based compensation expense	0.17	0.21	(19)
Intangible amortization	0.05	0.05	—
Tax benefit from goodwill amortization	0.01	0.01	0
Economic Earnings per share	$0.24	$0.79	(70)%
Diluted weighted average shares outstanding	7,931,453	7,917,390

Economic Earnings by Segment:
Advisory	$4,344	$6,550	(34)%
Trust	788	2,984	(74)
Westwood Holdings	(3,238)	(3,246)	—
Consolidated	$1,894	$6,288	(70)%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We reinstated a dividend in the first quarter of 2021, following a suspension in the second quarter of 2020 as we preserved capital and additional financial flexibility amid the uncertainties created by the COVID-19 pandemic.
As of March 31, 2022 and December 31, 2021, we had no debt. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the three months ended March 31, 2022, cash flow provided by operating activities was $8.8 million, which included net sales of $12.4 million of current investments partially offset by a reduction in compensation and benefits payable of $7.2 million. During the three months ended March 31, 2021, cash flow used in operating activities was $7.0 million, which included net purchases of $4.4 million of current investments, a reduction in compensation and benefits payable of $5.0 million, and a $2.3 million change in accounts receivable, partially offset by income taxes payable and positive adjustments to net income.
Cash flow used in investing activities during the three months ended March 31, 2022 was related to purchases of property and equipment. Cash flow provided by investing activities during the three months ended March 31, 2021 was related to realized gains on private investments and the sale of property and equipment following the sublease of a portion of our Dallas, Texas corporate office space.
Cash flows used in financing activities of $2.8 million for the three months ended March 31, 2022 reflected the payment of dividends, restricted stock returned for the payment of taxes and treasury stock repurchases. Cash flows used in financing activities of $2.7 million for the three months ended March 31, 2021 reflected treasury stock repurchases, the payment of dividends and restricted stock returned for the payment of taxes.
We had cash and short-term investments of $73.5 million as of March 31, 2022 and $80.2 million as of December 31, 2021. At March 31, 2022 and December 31, 2021, working capital aggregated $77.0 million and $78.0 million, respectively.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2022, Westwood Trust had approximately $19.5 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months, however there can be no assurance that we will not require additional financing within this time frame. Failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations
As of March 31, 2022, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2021. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Critical and Significant Accounting Policies and Estimates
There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2021. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management is described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our employees working remotely did not hinder the execution of our internal control processes and procedures.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the risks set forth below.
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
Between January 1, 2022 and March 31, 2022, under the share repurchase program, the Company repurchased 12,202 shares of our common stock at an average price of $16.39 per share, including commissions, for an aggregate purchase price of $0.2 million. The following table displays information with respect to the treasury shares we purchased during the three months ended March 31, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)				$6,900,000
February 2022	12,202	$16.39	12,202

(1)These purchases relate to the share repurchase program and were authorized in April 2020.

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 27, 2022	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
President and Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer