Form 10-Q
period 2022-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2022-07-27
CIK 1165002

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
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 20, 2022: 8,460,050.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,975	$15,206
Accounts receivable	9,290	11,152
Investments, at fair value	51,606	65,024
Prepaid income taxes	587	233
Other current assets	1,917	2,246
Total current assets	85,375	93,861
Investments	4,455	4,455
Noncurrent investments at fair value	4,249	4,513
Goodwill	16,401	16,401
Deferred income taxes	1,350	848
Operating lease right-of-use assets	4,379	4,868
Intangible assets, net	11,100	11,911
Property and equipment, net of accumulated depreciation of $8,976 and $8,637	1,844	2,114
Other long-term assets	772	634
Total assets	$129,925	$139,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,513	$2,637
Dividends payable	1,737	1,800
Compensation and benefits payable	3,933	9,530
Operating lease liabilities	1,499	1,409
Income taxes payable	—	466
Total current liabilities	9,682	15,842
Accrued dividends	477	1,133
Noncurrent operating lease liabilities	4,048	4,724
Total long-term liabilities	4,525	5,857
Total liabilities	14,207	21,699
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 11,059,848 and outstanding 8,511,014 shares at June 30, 2022; issued 10,658,644 and outstanding 8,253,491 shares at December 31, 2021	111	107
Additional paid-in capital	198,084	195,187
Treasury stock, at cost - 2,548,834 shares at June 30, 2022; 2,405,154 shares at December 31, 2021	(83,970)	(81,750)
Retained earnings	1,493	4,362
Total stockholders' equity	115,718	117,906
Total liabilities and stockholders' equity	$129,925	$139,605

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Advisory fees:
Asset-based	$10,980	$11,385	$22,770	$21,835
Performance-based	—	—	—	1,959
Trust fees	5,365	6,216	11,080	12,281
Other, net	(742)	(117)	(1,031)	(272)
Total revenues	15,603	17,484	32,819	35,803
EXPENSES:
Employee compensation and benefits	9,133	10,237	19,467	21,785
Sales and marketing	509	370	991	600
Westwood mutual funds	601	368	1,197	759
Information technology	1,935	2,261	3,764	4,253
Professional services	1,475	1,428	2,995	2,745
General and administrative	2,348	2,042	4,388	4,114
Total expenses	16,001	16,706	32,802	34,256
Net operating income (loss)	(398)	778	17	1,547
Realized gains on private investments	—	46	—	8,371
Net change in unrealized appreciation (depreciation) on private investments	(299)	215	(262)	(2,111)
Net investment income	5	235	(11)	431
Other income	234	142	392	192
Income (loss) before income taxes	(458)	1,416	136	8,430
Income tax provision	(80)	446	464	3,359
Net income (loss)	$(378)	$970	$(328)	$5,071
Total comprehensive income (loss)	$(378)	$970	$(328)	$5,071

Earnings (loss) per share:
Basic	$(0.05)	$0.12	$(0.04)	$0.64
Diluted	$(0.05)	$0.12	$(0.04)	$0.64
Weighted average shares outstanding:
Basic	7,944,212	7,884,771	7,904,911	7,885,901
Diluted	7,944,212	7,928,106	7,904,911	7,922,742

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2022 and 2021
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance, March 31, 2022	8,575,451	$110	$196,564	$(82,576)	$3,162	$117,260
Net loss	—	—	—	—	(378)	(378)
Issuance of restricted stock, net of forfeitures	29,438	1	(1)	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,291)	(1,291)
Stock-based compensation expense	—	—	1,521	—	—	1,521
Purchases of treasury stock	(93,875)	—	—	(1,394)	—	(1,394)
Balance, June 30, 2022	8,511,014	$111	$198,084	$(83,970)	$1,493	$115,718

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance, March 31, 2021	8,313,003	$107	$211,988	$(80,255)	$1,605	$133,445
Net income	—	—	—	—	970	970
Issuance of restricted stock, net of forfeitures	30,565	1	(1)	—	—	—
Dividends declared ($0.10 per share)	—	—	—	—	(818)	(818)
Stock-based compensation expense	—	—	1,375	—	—	1,375
Purchases of treasury stock	(18,866)	—	—	(296)	—	(296)
Balance, June 30, 2021	8,324,702	$108	$213,362	$(80,551)	$1,757	$134,676

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2022 and 2021
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2021	8,253,491	$107	$195,187	$(81,750)	$4,362	$117,906
Net loss	—	—	—	—	(328)	(328)
Issuance of restricted stock, net of forfeitures	401,203	4	(4)	—	—	—
Dividends declared ($0.30 per share)	—	—	—	—	(2,541)	(2,541)
Stock-based compensation expense	—	—	2,901	—	—	2,901
Purchases of treasury stock	(106,077)	—	—	(1,594)	—	(1,594)
Restricted stock returned for payment of taxes	(37,603)	—	—	(626)	—	(626)
Balance, June 30, 2022	8,511,014	$111	$198,084	$(83,970)	$1,493	$115,718

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2020	8,326,948	$105	$210,268	$(77,967)	$(1,695)	$130,711
Net income	—	—	—	—	5,071	5,071
Issuance of restricted stock, net of forfeitures	160,470	3	(3)	—	—	—
Dividends declared ($0.20 per share)	—	—	—	—	(1,619)	(1,619)
Stock-based compensation expense	—	—	3,097	—	—	3,097
Purchases of treasury stock	(111,357)	—	—	(1,700)	—	(1,700)
Restricted stock returned for payment of taxes	(51,359)	—	—	(884)	—	(884)
Balance, June 30, 2021	8,324,702	$108	$213,362	$(80,551)	$1,757	$134,676

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(328)	$5,071
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	352	397
Amortization of intangible assets	811	812
Net change in unrealized depreciation on investments	1,312	2,273
Realized gains on private investments	—	(8,371)
Stock-based compensation expense	2,901	3,097
Deferred income taxes	(502)	13
Non-cash lease expense	490	614
Gain on asset disposition	—	(148)
Change in operating assets and liabilities:
Net sales (purchases) of trading securities	12,370	(5,642)
Accounts receivable	1,862	(431)
Other current assets	192	376
Accounts payable and accrued liabilities	(314)	1,585
Compensation and benefits payable	(5,597)	(2,942)
Income taxes payable	(823)	2,899
Other liabilities	(585)	(833)
Net cash provided by (used in) operating activities	12,141	(1,230)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments	—	9,258
Sale of property and equipment	—	501
Purchase of property and equipment	(82)	(93)
Purchase of investments	—	(15)
Net cash (used in) provided by investing activities	(82)	9,651
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,404)	(1,700)
Restricted stock returned for payment of taxes	(626)	(884)
Cash dividends paid	(3,264)	(1,619)
Net cash used in financing activities	(5,294)	(4,203)
Effect of currency rate changes on cash	4	13
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,769	4,231
Cash and cash equivalents, beginning of period	15,206	13,016
Cash and cash equivalents, end of period	$21,975	$17,247
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,791	$447
Accrued dividends	$2,214	$1,364
Accrued purchases of treasury stock	$190	$—

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
Pending Acquisition
On May 26, 2022, we announced our acquisition of Salient Partners' ("Salient") asset management business for an upfront payment of $35.0 million on closing, with deferred payments of up to $25.0 million over several years, subject to satisfaction of certain revenue retention and growth targets. The transaction is subject to customary closing conditions, including fund shareholder and other client approvals.
Salient is a real asset and alternative investment firm that offers a suite of strategies focused on energy and infrastructure, real estate and tactical alternative investments.
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
3. REVENUE
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues such as gains and losses from our seed money investments into new investment strategies, which are included in “Other, net” revenues on our Condensed Consolidated Statements of Comprehensive Income (Loss). Advisory and trust fees are calculated based on a percentage of AUM and the performance obligation is realized over the current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advisory Fees:
Institutional	$6,632	$7,225	$13,681	$16,083
Mutual Funds	4,140	4,002	8,689	7,416
Wealth Management	208	158	400	295
Trust Fees	5,365	6,216	11,080	12,281
Other, net	(742)	(117)	(1,031)	(272)
Total revenues	$15,603	$17,484	$32,819	$35,803

We serve clients primarily in the United States, as well as in certain international locations. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Three Months Ended June 30, 2022	Advisory	Trust	Other	Total
Canada	$303	$—	$—	$303
United States	10,677	5,365	(742)	15,300
Total	$10,980	$5,365	$(742)	$15,603

Three Months Ended June 30, 2021	Advisory	Trust	Other	Total
Canada	$297	$—	$—	$297
United States	11,088	6,216	(117)	17,187
Total	$11,385	$6,216	$(117)	$17,484

Six Months Ended June 30, 2022	Advisory	Trust	Other	Total
Canada	$594	$—	$—	$594
United States	22,176	11,080	(1,031)	32,225
Total	$22,770	$11,080	$(1,031)	$32,819

Six Months Ended June 30, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	$573	$—	$—	$—	$573
Europe	638	—	262	—	900
United States	20,634	12,281	1,687	(272)	34,330
Total	$21,845	$12,281	$1,949	$(272)	$35,803

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended June 30, 2022
Net fee revenues from external sources	$10,980	$5,365	$—	$—	$16,345
Net intersegment revenues	536	88	—	(624)	—
Other, net	(742)	—	—	—	(742)
Total revenues	$10,774	$5,453	$—	$(624)	$15,603

Segment assets	$223,773	$52,105	$28,586	$(174,539)	$129,925
Segment goodwill	$—	$16,401	$—	$—	$16,401

Three Months Ended June 30, 2021
Net fee revenues from external sources	$11,385	$6,216	$—	$—	$17,601
Net intersegment revenues	624	87	—	(711)	—
Other, net	(117)	—	—	—	(117)
Total revenues	$11,892	$6,303	$—	$(711)	$17,484

Segment assets	$211,651	$57,214	$12,458	$(129,059)	$152,264
Segment goodwill	$—	$16,401	$—	$—	$16,401

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Six Months Ended June 30, 2022
Net fee revenues from external sources	$22,770	$11,080	$—	$—	$33,850
Net intersegment revenues	1,113	178	—	(1,291)	—
Other, net	(1,031)	—	—	—	(1,031)
Total revenues	$22,852	$11,258	$—	$(1,291)	$32,819

Six Months Ended June 30, 2021
Net fee revenues from external sources	$23,794	$12,281	$—	$—	$36,075
Net intersegment revenues	1,300	168	—	(1,468)	—
Other, net	(272)	—	—	—	(272)
Total revenues	$24,822	$12,449	$—	$(1,468)	$35,803

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In each of the three and six months ended June 30, 2022, we reported unrealized losses of approximately $0.3 million following fair value decreases from market transactions. In the three and six months ended June 30, 2021, we reported unrealized gains of approximately $0.2 million and $0.7 million, respectively, following fair value increases from market transactions.
In 2019 we made a $0.3 million investment in Westwood Hospitality Fund I, LLC, a private investment fund. Our investment is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis using net asset value (“NAV”) as a practical expedient.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022:
U.S. Government and Government agency obligations	$40,570	$—	$(566)	$40,004
Money market funds	6,016	—	—	6,016
Equity funds	4,760	—	(553)	4,207
Equities	1,295	—	(45)	1,250
Exchange-traded bond funds	147	—	(18)	129
Total trading securities	52,788	—	(1,182)	51,606
Private investment fund	265	—	(40)	225
Private equity	3,420	604	—	4,024
Total investments carried at fair value	$56,473	$604	$(1,222)	$55,855

December 31, 2021:
U.S. Government and Government agency obligations	$39,926	$—	$(491)	$39,435
Money market funds	19,661	—	—	19,661
Equity funds	4,135	158	(7)	4,286
Equities	1,296	206	—	1,502
Exchange-traded bond funds	140	—	—	140
Total trading securities	65,158	364	(498)	65,024
Private investment fund	265	—	(121)	144
Private equity	3,420	949	—	4,369
Total investments carried at fair value	$68,843	$1,313	$(619)	$69,537

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
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of June 30, 2022:
Investments in trading securities	$51,606	$—	$—	$—	$51,606
Private investment fund	—	—	—	225	225
Private equity	—	—	4,024	—	4,024
Total assets measured at fair value	$51,606	$—	$4,024	$225	$55,855

As of December 31, 2021:
Investments in trading securities	$65,024	$—	$—	$—	$65,024
Private investment fund	—	—	—	144	144
Private equity	—	—	4,369	—	4,369
Total assets measured at fair value	$65,024	$—	$4,369	$144	$69,537

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
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$4,326	$3,872	$4,369	$3,431
Unrealized gains (losses) on private investments	(302)	215	(345)	656
Ending balance	$4,024	$4,087	$4,024	$4,087

The June 30, 2022 private investment fair value of $4.0 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $1.37 to $1.86 per share, with a weighted average of $1.46 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.

7. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the first and second quarters of 2022 and 2021 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
8. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 89,000 and 139,000 anti-dilutive restricted shares

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
outstanding for the three months ended June 30, 2022 and June 30, 2021, respectively. There were approximately 87,000 and 186,000 anti-dilutive restricted shares outstanding for the six months ended June 30, 2022 and June 30, 2021, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(378)	$970	$(328)	$5,071

Weighted average shares outstanding - basic	7,944,212	7,884,771	7,904,911	7,885,901
Dilutive potential shares from unvested restricted shares	—	43,335	—	36,841
Weighted average shares outstanding - diluted	7,944,212	7,928,106	7,904,911	7,922,742

Earnings (loss) per share:
Basic	$(0.05)	$0.12	$(0.04)	$0.64
Diluted	$(0.05)	$0.12	$(0.04)	$0.64

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our most recent annual goodwill impairment assessment during the third quarter of 2021, and determined that no goodwill impairment related to the Trust segment was required. There was no goodwill impairment in the Trust segment during the three months ended June 30, 2022 or June 30, 2021.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and six months ended June 30, 2022 or June 30, 2021.
10. LEASES
As of June 30, 2022 there have been no material changes outside the ordinary course of business to our leases since December 31, 2021. For information regarding our leases, refer to Note 11 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

11. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of June 30, 2022, we have $3.2 million of shares that may yet be repurchased under our plan.
During the three months ended June 30, 2022, the Company repurchased 57,984 shares of our common stock at an average price of $14.29 per share, including commissions, for an aggregate purchase price of $0.8 million under our share repurchase plan. During the three months ended June 30, 2021, the Company repurchased 18,866 shares of our common stock at an average price of $15.63 per share, including commissions, for an aggregate purchase price of $0.3 million under our share repurchase plan.
During the six months ended June 30, 2022, the Company repurchased 70,186 shares of our common stock at an average price of $14.65 per share, including commissions, for an aggregate purchase price of $1.0 million under our share repurchase plan. During the six months ended June 30, 2021, the Company repurchased 111,357 shares of our common stock

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
at an average price of $15.27 per share, including commissions, for an aggregate purchase price of $1.7 million under our share repurchase plan.
Open Market Repurchases
During the three and six months ended June 30, 2022, the Company repurchased 35,891 shares of our common stock on the open market at an average price of $15.75 per share, including commissions, for an aggregate purchase price of $0.6 million.
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
Based on our analyses of our investments in these entities for the periods ended June 30, 2022 and December 31, 2021, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Fee Revenues	$5.1	$5.4	$10.8	$10.3

The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of June 30, 2022
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$2,570	$—	$—
Common Trust Funds	760	—	—
Private Funds	7	0.2	0.2
Private Equity	—	8.5	8.5
All other assets:
Wealth Management	2,909
Institutional	5,889
Total Assets Under Management	$12,135

13. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three and six months ended June 30, 2022 and June 30, 2021, the Company earned immaterial fees from the affiliated funds.
One of our directors serves as a consultant to the Company under a consulting agreement. We recorded immaterial expenses related to this agreement for both the three and six months ended June 30, 2022 and June 30, 2021.
14. SUBSEQUENT EVENTS
Dividends Declared
On July 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on October 1, 2022 to stockholders of record on September 2, 2022.

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
Pending Acquisition
On May 26, 2022, we announced our acquisition of Salient's asset management business for an upfront payment of $35.0 million on closing, with deferred payments of up to $25.0 million over several years, subject to satisfaction of certain revenue retention and growth targets. The transaction is subject to customary closing conditions, including fund shareholder and other client approvals, and we currently expect to close the transaction in the second half of 2022.
Salient is a real asset and alternative investment firm that offers a suite of strategies focused on energy and infrastructure, real estate and tactical alternative investments. The acquisition would add complementary, highly-differentiated investment capabilities to us, and expand and enhance our multi-asset program, and we also foresee many opportunities to collaborate on new strategies.
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

Our other revenues primarily consist of investment gains and losses from our seed money investments into new investment strategies.
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
Net investment income
Net investment income primarily includes interest and dividend income on fixed income securities and money market funds.
Other Income
Other income primarily consists of income from the sublease of a portion of our corporate offices.
Assets Under Management
AUM decreased $2.3 billion to $12.1 billion at June 30, 2022 compared with $14.4 billion at June 30, 2021. The average of beginning and ending AUM for the second quarter of 2022 was $13.0 billion compared to $14.5 billion for the second quarter of 2021.
The following table displays AUM as of June 30, 2022 and 2021 (in millions):

	As of June 30,
	2022	2021	Change
Institutional(1)	$5,889	$7,123	(17)%
Wealth Management(2)	3,676	4,427	(17)
Mutual Funds(3)	2,570	2,857	(10)
Total AUM(4)	$12,135	$14,407	(16)%

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
(4)AUM excludes $246 million and $280 million of assets under advisement (“AUA”) as of June 30, 2022 and 2021, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.
Roll-Forward of Assets Under Management

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Institutional
Beginning of period assets	$6,716	$7,569	$7,037	$6,567
Inflows	36	1,001	115	1,733
Outflows	(105)	(159)	(260)	(378)
Net client flows	(69)	842	(145)	1,355
Global Convertibles transition	—	(1,593)	—	(1,593)
Market appreciation (depreciation)	(758)	305	(1,003)	794
Net change	(827)	(446)	(1,148)	556
End of period assets	$5,889	$7,123	$5,889	$7,123

Wealth Management
Beginning of period assets	$4,181	$4,360	$4,420	$4,335
Inflows	87	83	196	143
Outflows	(143)	(210)	(289)	(417)
Net client flows	(56)	(127)	(93)	(274)
Market appreciation (depreciation)	(449)	194	(651)	366
Net change	(505)	67	(744)	92
End of period assets	$3,676	$4,427	$3,676	$4,427

Mutual Funds
Beginning of period assets	$2,957	$2,564	$3,046	$2,143
Inflows	142	318	410	756
Outflows	(200)	(162)	(418)	(371)
Net client flows	(58)	156	(8)	385
Market appreciation (depreciation)	(329)	137	(468)	329
Net change	(387)	293	(476)	714
End of period assets	$2,570	$2,857	$2,570	$2,857

Total AUM
Beginning of period assets	$13,854	$14,493	$14,503	$13,045
Inflows	265	1,402	721	2,632
Outflows	(448)	(531)	(967)	(1,166)
Net client flows	(183)	871	(246)	1,466
Global Convertibles transition	—	(1,593)	—	(1,593)
Market appreciation (depreciation)	(1,536)	636	(2,122)	1,489
Net change	(1,719)	(86)	(2,368)	1,362
End of period assets	$12,135	$14,407	$12,135	$14,407

Three months ended June 30, 2022 compared to the three months ended June 30, 2021
The $1.7 billion decrease in AUM for the three months ended June 30, 2022 was due to market depreciation of $1.5 billion and net outflows of $0.2 billion. Net outflows were primarily related to our SmallCap strategy.
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
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
The $2.4 billion decrease in AUM for the six months ended June 30, 2022 was due to market depreciation of $2.1 billion and net outflows of $0.2 billion. Net outflows were primarily related to our SmallCap and Enhanced Balance strategies.
The $1.4 billion increase in AUM for the six months ended June 30, 2021 was due to market appreciation of $1.5 billion and net outflows of $0.1 billion.
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Advisory fees: asset-based	$10,980	$11,385	(4)%	$22,770	$21,835	4%
Advisory fees: performance-based	—	—	NM	—	1,959	(100)
Trust fees: asset-based	5,365	6,216	(14)	11,080	12,281	(10)
Other, net	(742)	(117)	534	(1,031)	(272)	279
Total revenues	15,603	17,484	(11)	32,819	35,803	(8)
Expenses:
Employee compensation and benefits	9,133	10,237	(11)	19,467	21,785	(11)
Sales and marketing	509	370	38	991	600	65
Westwood mutual funds	601	368	63	1,197	759	58
Information technology	1,935	2,261	(14)	3,764	4,253	(11)
Professional services	1,475	1,428	3	2,995	2,745	9
General and administrative	2,348	2,042	15	4,388	4,114	7
Total expenses	16,001	16,706	(4)	32,802	34,256	(4)
Net operating income (loss)	(398)	778		17	1,547
Realized gains on private investments	—	46	(100)	—	8,371	(100)
Net change in unrealized appreciation (depreciation) on private investments	(299)	215	(239)	(262)	(2,111)	(88)
Net investment income	5	235	(98)	(11)	431	(103)
Other income	234	142	65	392	192	104
Income (loss) before income taxes	(458)	1,416		136	8,430
Income tax provision	(80)	446	(118)	464	3,359	(86)
Net income (loss)	$(378)	$970	(139)%	$(328)	$5,071	(106)%
_________________________
NM    Not meaningful
Three months ended June 30, 2022 compared to three months ended June 30, 2021

Total revenues. Total revenues decreased $1.9 million, or 11%, to $15.6 million for the three months ended June 30, 2022 compared with $17.5 million for the three months ended June 30, 2021. Asset-based advisory fees decreased $0.4 million, or 4%, and Trust fees decreased $0.8 million, or 14%.
Employee compensation and benefits. Employee compensation and benefits decreased $1.1 million to $9.1 million compared with $10.2 million for 2021 due to lower commissions and incentive compensation.
Information technology. Information technology costs decreased 14% to $1.9 million compared with $2.3 million for 2021 due to lower research and software license costs.
Net change in unrealized appreciation (depreciation) on private investments. We recorded unrealized losses of approximately $0.3 million and unrealized gains of approximately $0.2 million in the second quarters of 2022 and 2021, respectively, both related to our investment in Charis.
Income tax provision. Our effective tax rate differed from the 21% statutory rate for the second quarter of 2022 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Total revenues. Total revenues decreased $3.0 million, or 8%, to $32.8 million for the six months ended June 30, 2022 compared with $35.8 million for the six months ended June 30, 2021. Asset-based advisory fees increased $1.0 million, or 4% and Trust fees decreased $1.2 million, or 10%. Performance-based advisory fees decreased $2.0 million due to reflecting lower performance fees in the six months ended June 30, 2022.
Employee compensation and benefits. Employee compensation and benefits decreased $2.3 million to $19.5 million compared with $21.8 million for 2021 due to lower commissions and incentive compensation.
Sales and marketing. Sales and marketing expenses increased $0.4 million, or 65%, to $1.0 million compared with $0.6 million for 2021 as in-person sales activities returned to pre-COVID-19 levels.
Westwood mutual funds. Mutual fund expenses increased $0.4 million to $1.2 million compared with $0.8 million for 2021 following increases in portfolio optimization costs.
Information technology. Information technology costs decreased $0.5 million to $3.8 million compared with $4.3 million for 2021 due to lower software license costs.
Realized gains on private investments. We recorded a realized gain of approximately $8.4 million following InvestCloud's recapitalization in the first quarter of 2021.
Net change in unrealized appreciation (depreciation) on private investments. We recorded a $2.8 million net change in unrealized depreciation to reflect the recognition of previously recorded unrealized gains in connection with InvestCloud's recapitalization in the first quarter of 2021, partially offset by $0.7 million of fair value increases related to our investment in Charis.
Income tax provision. The effective tax rate for the six months ended June 30, 2022 differed from the 21% statutory rate for 2022 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
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
We define Economic Earnings as net income (loss) plus non-cash equity-based compensation expense, amortization of intangible assets and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
The following tables provide a reconciliation of net income (loss) to Economic Earnings and Economic Earnings by segment (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Change	Six Months Ended June 30,
	2022	2021		2022	2021	Change
Net income (loss)	$(378)	$970	(139)%	$(328)	$5,071	(106)%
Stock-based compensation expense	1,521	1,375	11	2,901	3,097	(6)
Intangible amortization	406	406	—	811	812	—
Tax benefit from goodwill amortization	59	59	—	118	118	—
Economic Earnings	$1,608	$2,810	(43)%	$3,502	$9,098	(62)%

Earnings (loss) per share	$(0.05)	$0.12	(142)%	$(0.04)	$0.64	(106)%
Stock-based compensation expense	0.19	0.17	12	0.37	0.40	(8)
Intangible amortization	0.05	0.05	—	0.10	0.10	—
Tax benefit from goodwill amortization	0.01	0.01	—	0.01	0.01	—
Economic Earnings per share	$0.20	$0.35	(43)%	$0.44	$1.15	(62)%
Diluted weighted average shares outstanding	7,944,212	7,928,106		7,904,911	7,922,742

Economic Earnings by Segment:
Advisory	$3,494	$3,919	(11)%	$7,838	$10,469	(25)%
Trust	839	1,508	(44)	1,627	4,492	(64)
Westwood Holdings	(2,725)	(2,617)	4	(5,963)	(5,863)	2
Consolidated	$1,608	$2,810	(43)%	$3,502	$9,098	(62)%

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
Our announced acquisition of Salient's asset management business will require an upfront cash payment of $35.0 million upon closing, and subsequently deferred cash payments of up to $25.0 million over several years, upon satisfaction of certain revenue retention and growth targets.
As of June 30, 2022 and December 31, 2021, we had no debt. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the six months ended June 30, 2022, cash flow provided by operating activities was $12.1 million, which included net sales of $12.4 million of current investments and a $1.9 million change in accounts receivable, partially offset by a reduction in compensation and benefits payable of $5.6 million. During the six months ended June 30, 2021, cash flow used in operating activities was $1.2 million, which included net purchases of $5.6 million of current investments, a reduction in compensation and benefits payable of $2.9 million, a $0.4 million change in accounts receivable and adjustments to net income (loss), partially offset by income taxes payable, accounts payable and accrued liabilities.
Cash flow used in investing activities during the six months ended June 30, 2022 was related to purchases of property and equipment. Cash flow provided by investing activities during the six months ended June 30, 2021 was related to realized gains on private investments and the sale of property and equipment following the sublease of a portion of our Dallas, Texas corporate office space.
Cash flows used in financing activities of $5.3 million for the six months ended June 30, 2022 reflected the payment of dividends, treasury stock repurchases and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $4.2 million for the six months ended June 30, 2021 reflected treasury stock repurchases, the payment of dividends and restricted stock returned for the payment of taxes.
We had cash and short-term investments of $73.6 million as of June 30, 2022 and $80.2 million as of December 31, 2021. At June 30, 2022 and December 31, 2021, working capital aggregated $75.7 million and $78.0 million, respectively.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2022, Westwood Trust had approximately $19.4 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of June 30, 2022, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2021. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our employees working remotely did not hinder the execution of our internal control processes and procedures.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. Between April 1, 2022 and June 30, 2022, under the share repurchase program, the Company repurchased 57,984 shares of our common stock at an average price of $14.29 per share, including commissions, for an aggregate purchase price of $0.8 million. Between April 1, 2022 and June 30, 2022, the Company repurchased, on the open market, 35,891 shares of our common stock at an average price of $15.75 per share, including commissions, for an aggregate purchase price of $0.6 million.
The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)				$3,200,000
June 2022	93,875	$14.85	57,984

(1)These purchases relate to the share repurchase program and were authorized in April 2020.

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and 2021; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 27, 2022	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer