Form 10-Q
period 2022-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2022-10-26
CIK 1165002

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
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 20, 2022: 8,413,223.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,470	$15,206
Accounts receivable	9,290	11,152
Investments, at fair value	51,564	65,024
Prepaid income taxes	569	233
Other current assets	2,647	2,246
Total current assets	86,540	93,861
Investments	4,455	4,455
Noncurrent investments at fair value	4,001	4,513
Goodwill	16,401	16,401
Deferred income taxes	1,097	848
Operating lease right-of-use assets	5,286	4,868
Intangible assets, net	10,693	11,911
Property and equipment, net of accumulated depreciation of $9,096 and $8,637	1,717	2,114
Other long-term assets	797	634
Total assets	$130,987	$139,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,876	$2,637
Dividends payable	1,726	1,800
Compensation and benefits payable	5,900	9,530
Operating lease liabilities	1,484	1,409
Income taxes payable	—	466
Total current liabilities	11,986	15,842
Accrued dividends	554	1,133
Noncurrent operating lease liabilities	4,940	4,724
Total long-term liabilities	5,494	5,857
Total liabilities	17,480	21,699
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 11,058,937 and outstanding 8,410,659 shares at September 30, 2022; issued 10,658,644 and outstanding 8,253,491 shares at December 31, 2021	110	107
Additional paid-in capital	199,594	195,187
Treasury stock, at cost - 2,648,278 shares at September 30, 2022; 2,405,154 shares at December 31, 2021	(85,227)	(81,750)
Retained earnings (accumulated deficit)	(970)	4,362
Total stockholders' equity	113,507	117,906
Total liabilities and stockholders' equity	$130,987	$139,605

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Advisory fees:
Asset-based	$10,474	$12,011	$33,244	$33,846
Performance-based	—	—	—	1,959
Trust fees	5,177	5,952	16,257	18,233
Other, net	(245)	(103)	(1,276)	(375)
Total revenues	15,406	17,860	48,225	53,663
EXPENSES:
Employee compensation and benefits	9,526	10,268	28,993	32,053
Sales and marketing	335	292	1,326	892
Westwood mutual funds	615	814	1,812	1,573
Information technology	2,170	1,937	5,934	6,190
Professional services	1,660	726	4,655	3,471
General and administrative	2,182	1,779	6,570	5,893
Total expenses	16,488	15,816	49,290	50,072
Net operating income (loss)	(1,082)	2,044	(1,065)	3,591
Realized gains on private investments	—	—	—	8,371
Net change in unrealized appreciation (depreciation) on private investments	(249)	(13)	(511)	(2,124)
Net investment income	104	131	93	562
Other income	206	198	598	390
Income (loss) before income taxes	(1,021)	2,360	(885)	10,790
Income tax provision	154	481	618	3,840
Net income (loss)	$(1,175)	$1,879	$(1,503)	$6,950
Total comprehensive income (loss)	$(1,175)	$1,879	$(1,503)	$6,950

Earnings (loss) per share:
Basic	$(0.15)	$0.24	$(0.19)	$0.88
Diluted	$(0.15)	$0.24	$(0.19)	$0.88
Weighted average shares outstanding:
Basic	7,794,060	7,887,259	7,867,555	7,886,359
Diluted	7,794,060	7,956,081	7,867,555	7,933,860

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2022 and 2021
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, June 30, 2022	8,511,014	$111	$198,084	$(83,970)	$1,493	$115,718
Net loss	—	—	—	—	(1,175)	(1,175)
Issuance of restricted stock, net of forfeitures	(911)	(1)	1	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,288)	(1,288)
Stock-based compensation expense	—	—	1,509	—	—	1,509
Purchases of treasury stock	(99,444)	—	—	(1,257)	—	(1,257)
Balance, September 30, 2022	8,410,659	$110	$199,594	$(85,227)	$(970)	$113,507

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2021	8,324,702	$108	$213,362	$(80,551)	$1,757	$134,676
Net income	—	—	—	—	1,879	1,879
Issuance of restricted stock, net of forfeitures	(2,336)	—	—	—	—	—
Return of capital ($2.50 per share)	—	—	(20,823)	—	—	(20,823)
Dividends declared ($0.10 per share)	—	—	—	—	(867)	(867)
Stock-based compensation expense	—	—	1,362	—	—	1,362
Purchases of treasury stock	(25,502)	—	—	(499)	—	(499)
Balance, September 30, 2021	8,296,864	$108	$193,901	$(81,050)	$2,769	$115,728

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2021	8,253,491	$107	$195,187	$(81,750)	$4,362	$117,906
Net loss	—	—	—	—	(1,503)	(1,503)
Issuance of restricted stock, net of forfeitures	400,292	3	(3)	—	—	—
Dividends declared ($0.45 per share)	—	—	—	—	(3,829)	(3,829)
Stock-based compensation expense	—	—	4,410	—	—	4,410
Purchases of treasury stock	(205,521)	—	—	(2,851)	—	(2,851)
Restricted stock returned for payment of taxes	(37,603)	—	—	(626)	—	(626)
Balance, September 30, 2022	8,410,659	$110	$199,594	$(85,227)	$(970)	$113,507

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2020	8,326,948	$105	$210,268	$(77,967)	$(1,695)	$130,711
Net income	—	—	—	—	6,950	6,950
Issuance of restricted stock, net of forfeitures	158,134	3	(3)	—	—	—
Return of capital ($2.50 per share)	—	—	(20,823)	—	—	(20,823)
Dividends declared ($0.30 per share)	—	—	—	—	(2,486)	(2,486)
Stock-based compensation expense	—	—	4,459	—	—	4,459
Purchases of treasury stock	(136,859)	—	—	(2,199)	—	(2,199)
Restricted stock returned for payment of taxes	(51,359)	—	—	(884)	—	(884)
Balance, September 30, 2021	8,296,864	$108	$193,901	$(81,050)	$2,769	$115,728

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,503)	$6,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	488	571
Amortization of intangible assets	1,218	1,218
Net change in unrealized depreciation on investments	1,822	2,425
Realized gains on private investments	—	(8,371)
Stock-based compensation expense	4,410	4,459
Deferred income taxes	(252)	477
Non-cash lease expense	800	923
Gain on asset disposition	—	(148)
Change in operating assets and liabilities:
Net sales of trading securities	12,149	11,191
Accounts receivable	1,862	(335)
Other current assets	(562)	(15)
Accounts payable and accrued liabilities	246	1,149
Compensation and benefits payable	(3,622)	(430)
Income taxes payable	(810)	2,191
Other liabilities	(927)	(1,195)
Net cash provided by operating activities	15,319	21,060
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments	—	9,258
Sale of property and equipment	—	501
Purchase of property and equipment	(123)	(114)
Purchase of investments	—	(15)
Net cash (used in) provided by investing activities	(123)	9,630
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(2,851)	(2,164)
Restricted stock returned for payment of taxes	(626)	(884)
Cash dividends paid	(4,459)	(22,125)
Net cash used in financing activities	(7,936)	(25,173)
Effect of currency rate changes on cash	4	(72)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,264	5,445
Cash and cash equivalents, beginning of period	15,206	13,016
Cash and cash equivalents, end of period	$22,470	$18,461
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,807	$506
Accrued dividends	$2,280	$2,481
Additional operating lease right-of-use assets	$1,217	$—

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

3. REVENUE
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues such as gains and losses from our seed money investments into new investment strategies. The "Other, net” revenues on our Condensed Consolidated Statements of Comprehensive Income (Loss) are the unrealized gains and losses on our seed money investments, and our seed money investments are included in "Investments, at fair value" on our Condensed Consolidated Balance Sheets. Advisory and trust

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
fees are calculated based on a percentage of AUM and the performance obligation is realized over the current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.
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
The revenue is based on future market performance and is subject to factors outside our control. We cannot conclude that a significant reversal in the cumulative amount of revenue recognized will not occur during the measurement period, and therefore the revenue is recorded at the end of the measurement period if the performance obligation has been satisfied.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advisory Fees:
Institutional	$6,247	$7,579	$19,928	$23,662
Mutual Funds	4,029	4,232	12,718	11,648
Wealth Management	198	200	598	495
Trust Fees	5,177	5,952	16,257	18,233
Other, net	(245)	(103)	(1,276)	(375)
Total revenues	$15,406	$17,860	$48,225	$53,663

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
We serve clients primarily in the United States, as well as in certain international locations. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended September 30, 2022	Advisory	Trust	Other	Total
Canada	$285	$—	$—	$285
United States	10,189	5,177	(245)	15,121
Total	$10,474	$5,177	$(245)	$15,406

Three Months Ended September 30, 2021	Advisory	Trust	Other	Total
Canada	$293	$—	$—	$293
United States	11,718	5,952	(103)	17,567
Total	$12,011	$5,952	$(103)	$17,860

Nine Months Ended September 30, 2022	Advisory	Trust	Other	Total
Canada	$879	$—	$—	$879
United States	32,365	16,257	(1,276)	47,346
Total	$33,244	$16,257	$(1,276)	$48,225

Nine Months Ended September 30, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	$866	$—	$—	$—	$866
Europe	638	—	262	—	900
United States	32,352	18,233	1,687	(375)	51,897
Total	$33,856	$18,233	$1,949	$(375)	$53,663

4. SEGMENT REPORTING
We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes.
The Company’s chief operating decision maker, our Chief Executive Officer, evaluates the performance of our segments based primarily on fee revenues and Economic Earnings, a non-GAAP measurement. We define Economic Earnings as net income (loss) plus non-cash equity-based compensation expense, amortization of intangible assets and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets.
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
Advisory
Our Advisory segment provides investment advisory services to (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals, (ii) subadvisory relationships where Westwood provides investment management services to the Westwood Funds®, funds offered by other financial institutions and funds offered by our Trust segment and (iii) pooled investment vehicles, including collective investment

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
trusts. Westwood Management provides investment advisory services to similar clients and is included in our Advisory segment.
Trust
Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended September 30, 2022
Net fee revenues from external sources	$10,474	$5,177	$—	$—	$15,651
Net intersegment revenues	450	83	—	(533)	—
Other, net	(245)	—	—	—	(245)
Total revenues	$10,679	$5,260	$—	$(533)	$15,406

September 30, 2022 segment assets	$227,781	$48,600	$28,676	$(174,070)	$130,987
September 30, 2022 segment goodwill	$—	$16,401	$—	$—	$16,401

Three Months Ended September 30, 2021
Net fee revenues from external sources	$12,011	$5,952	$—	$—	$17,963
Net intersegment revenues	576	93	—	(669)	—
Other, net	(103)	—	—	—	(103)
Total revenues	$12,484	$6,045	$—	$(669)	$17,860

September 30, 2021 segment assets	$215,903	$57,503	$12,261	$(150,405)	$135,262
September 30, 2021 segment goodwill	$—	$16,401	$—	$—	$16,401

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Nine Months Ended September 30, 2022
Net fee revenues from external sources	$33,244	$16,257	$—	$—	$49,501
Net intersegment revenues	1,563	261	—	(1,824)	—
Other, net	(1,276)	—	—	—	(1,276)
Total revenues	$33,531	$16,518	$—	$(1,824)	$48,225

Nine Months Ended September 30, 2021
Net fee revenues from external sources	$35,805	$18,233	$—	$—	$54,038
Net intersegment revenues	1,876	261	—	(2,137)	—
Other, net	(375)	—	—	—	(375)
Total revenues	$37,306	$18,494	$—	$(2,137)	$53,663

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Following InvestCloud's recapitalization in the first quarter of 2021, we recorded a realized gain of approximately $8.3 million when our originally purchased shares were redeemed. Following this redemption we re-invested $4.4 million of our proceeds into newly-issued shares of InvestCloud.
Our investment in Charis, the parent company of Westwood Private Bank ("Charis"), is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis.
In the nine months ended September 30, 2022, we reported unrealized losses of approximately $0.6 million following fair value decreases resulting from market transactions. In the nine months ended September 30, 2021, we recorded unrealized gains of approximately $0.7 million, following fair value increases resulting from market transactions.
In 2019 we made a $0.3 million investment in Westwood Hospitality Fund I, LLC, a private investment fund. Our investment is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis using net asset value (“NAV”) as a practical expedient.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022:
U.S. Government and Government agency obligations	$33,931	$—	$(557)	$33,374
Money market funds	12,760	128	—	12,888
Equity funds	4,861	—	(779)	4,082
Equities	1,276	—	(188)	1,088
Exchange-traded bond funds	155	—	(23)	132
Total trading securities	52,983	128	(1,547)	51,564
Private investment fund	265	—	(40)	225
Private equity	3,420	356	—	3,776
Total investments carried at fair value	$56,668	$484	$(1,587)	$55,565

December 31, 2021:
U.S. Government and Government agency obligations	$39,926	$—	$(491)	$39,435
Money market funds	19,661	—	—	19,661
Equity funds	4,135	158	(7)	4,286
Equities	1,296	206	—	1,502
Exchange-traded bond funds	140	—	—	140
Total trading securities	65,158	364	(498)	65,024
Private investment fund	265	—	(121)	144
Private equity	3,420	949	—	4,369
Total investments carried at fair value	$68,843	$1,313	$(619)	$69,537

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
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of September 30, 2022:
Investments in trading securities	$51,564	$—	$—	$—	$51,564
Private investment fund	—	—	—	225	225
Private equity	—	—	3,776	—	3,776
Total assets measured at fair value	$51,564	$—	$3,776	$225	$55,565

As of December 31, 2021:
Investments in trading securities	$65,024	$—	$—	$—	$65,024
Private investment fund	—	—	—	144	144
Private equity	—	—	4,369	—	4,369
Total assets measured at fair value	$65,024	$—	$4,369	$144	$69,537

(1) Comprised of certain investments measured at fair value using net asset value ("NAV") as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

Our investment in Charis is included within Level 3 of the fair value hierarchy as we value that investment utilizing inputs not observable in the market. Our investment is measured at fair value on a recurring basis using a market approach based on a price to tangible book value multiple range that is determined to be reasonable in the current environment, or on market transactions. Management believes this valuation methodology is consistent with the banking industry and we reevaluate our methodology and inputs on a quarterly basis.
The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$4,024	$4,087	$4,369	$3,431
Unrealized gains (losses) on private investments	(248)	(13)	(593)	643
Ending balance	$3,776	$4,074	$3,776	$4,074

The September 30, 2022 private investment fair value of $3.8 million was valued using a market approach based on a price to tangible book value multiple, with unobservable book value multiples ranging from $1.47 to $1.99 per share, with a weighted average of $1.66 per share. Significant increases (decreases) in book value multiples in isolation would have resulted in a significantly higher (lower) fair value measurement.

7. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the three and nine months ended 2022 and 2021 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
8. EARNINGS (LOSS) PER SHARE

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 150,000 and 40,000 anti-dilutive restricted shares outstanding for the three months ended September 30, 2022 and September 30, 2021, respectively. There were approximately 108,000 and 138,000 anti-dilutive restricted shares outstanding for the nine months ended September 30, 2022 and September 30, 2021, respectively.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,175)	$1,879	$(1,503)	$6,950

Weighted average shares outstanding - basic	7,794,060	7,887,259	7,867,555	7,886,359
Dilutive potential shares from unvested restricted shares	—	68,822	—	47,501
Weighted average shares outstanding - diluted	7,794,060	7,956,081	7,867,555	7,933,860

Earnings (loss) per share:
Basic	$(0.15)	$0.24	$(0.19)	$0.88
Diluted	$(0.15)	$0.24	$(0.19)	$0.88

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our most recent annual goodwill impairment assessment during the third quarter of 2022, and determined that no goodwill impairment related to the Trust segment was required. There was no goodwill impairment in the Trust segment during the three months ended September 30, 2022 or September 30, 2021.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and nine months ended September 30, 2022 or September 30, 2021.
10. LEASES
In the third quarter of 2022 we recorded additional right-of-use assets of $1.2 million as we have expanded our Houston, Texas office space and extended one of our leases. As of September 30, 2022 there have been no other material changes outside the ordinary course of business to our leases since December 31, 2021. For information regarding our leases, refer to Note 11 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

11. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of September 30, 2022, we have $1.9 million of shares that may yet be repurchased under our plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
During the three months ended September 30, 2022, the Company repurchased 99,444 shares of our common stock at an average price of $12.64 per share, including commissions, for an aggregate purchase price of $1.3 million under our share repurchase plan. During the three months ended September 30, 2021, the Company repurchased 25,502 shares of our common stock at an average price of $19.57 per share, including commissions, for an aggregate purchase price of $0.5 million under our share repurchase plan.
During the nine months ended September 30, 2022, the Company repurchased 169,630 shares of our common stock at an average price of $13.47 per share, including commissions, for an aggregate purchase price of $2.3 million under our share repurchase plan. During the nine months ended September 30, 2021, the Company repurchased 136,859 shares of our common stock at an average price of $16.07 per share, including commissions, for an aggregate purchase price of $2.2 million under our share repurchase plan.
Open Market Repurchases
During the nine months ended September 30, 2022, the Company repurchased 35,891 shares of our common stock on the open market at an average price of $15.75 per share, including commissions, for an aggregate purchase price of $0.6 million.
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
Based on our analyses of our investments in these entities for the periods ended September 30, 2022 and December 31, 2021, we have not consolidated the CTFs or Private Funds under the VIE method or the Westwood Funds® or Private Equity under the VOE method.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fee Revenues	$4.9	$5.5	$15.7	$15.8

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of September 30, 2022
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$2,428	$—	$—
Common Trust Funds	674	—	—
Private Funds	11	0.2	0.2
Private Equity	—	8.2	8.2
All other assets:
Wealth Management	2,843
Institutional	5,510
Total Assets Under Management	$11,466

13. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three and nine months ended September 30, 2022 and September 30, 2021, the Company earned immaterial fees from the affiliated funds.
One of our directors serves as a consultant to the Company under a consulting agreement. We recorded immaterial expenses related to this agreement for both the three and nine months ended September 30, 2022 and September 30, 2021.
14. SUBSEQUENT EVENTS
Dividends Declared
On October 26, 2022, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on January 3, 2023 to stockholders of record on December 2, 2022.

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
•the continuing effects of the COVID-19 pandemic;
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
Pending Acquisition
On May 26, 2022, we announced our acquisition of Salient's asset management business for an upfront payment of $35.0 million on closing, with deferred payments of up to $25.0 million over several years, subject to satisfaction of certain revenue retention and growth targets. The transaction is subject to customary closing conditions, including fund shareholder and other client approvals, and we currently expect to close the transaction in the fourth quarter of 2022.
Salient is a real asset and alternative investment firm that offers a suite of strategies focused on energy and infrastructure, real estate and tactical alternative investments. The acquisition would add complementary, highly differentiated investment capabilities to us, and expand and enhance our multi-asset program, and we also foresee many opportunities to collaborate on new strategies.
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
Assets Under Management
AUM decreased $2.3 billion to $11.5 billion at September 30, 2022 compared with $13.8 billion at September 30, 2021. The average of beginning and ending AUM for the third quarter of 2022 was $11.8 billion compared to $14.1 billion for the third quarter of 2021.
The following table displays AUM as of September 30, 2022 and 2021 (in millions):

	As of September 30,
	2022	2021	Change
Institutional(1)	$5,510	$6,701	(18)%
Wealth Management(2)	3,528	4,236	(17)
Mutual Funds(3)	2,428	2,863	(15)
Total AUM(4)	$11,466	$13,800	(17)%

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
(4)AUM excludes $298 million and $283 million of assets under advisement (“AUA”) as of September 30, 2022 and 2021, respectively, related to our model portfolios for which we provided consulting advice but for which we did not have direct discretionary investment authority.
Roll-Forward of Assets Under Management

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Institutional
Beginning of period assets	$5,889	$7,123	$7,037	$6,567
Inflows	60	64	175	1,797
Outflows	(216)	(401)	(476)	(779)
Net client flows	(156)	(337)	(301)	1,018
Global Convertibles transition	—	—	—	(1,593)
Market appreciation (depreciation)	(223)	(85)	(1,226)	709
Net change	(379)	(422)	(1,527)	134
End of period assets	$5,510	$6,701	$5,510	$6,701

Wealth Management
Beginning of period assets	$3,676	$4,427	$4,420	$4,335
Inflows	145	98	341	241
Outflows	(177)	(238)	(466)	(655)
Net client flows	(32)	(140)	(125)	(414)
Market appreciation (depreciation)	(116)	(51)	(767)	315
Net change	(148)	(191)	(892)	(99)
End of period assets	$3,528	$4,236	$3,528	$4,236

Mutual Funds
Beginning of period assets	$2,570	$2,857	$3,046	$2,143
Inflows	182	248	592	1,004
Outflows	(219)	(194)	(637)	(565)
Net client flows	(37)	54	(45)	439
Market appreciation (depreciation)	(105)	(48)	(573)	281
Net change	(142)	6	(618)	720
End of period assets	$2,428	$2,863	$2,428	$2,863

Total AUM
Beginning of period assets	$12,135	$14,407	$14,503	$13,045
Inflows	387	410	1,108	3,042
Outflows	(612)	(833)	(1,579)	(1,999)
Net client flows	(225)	(423)	(471)	1,043
Global Convertibles transition	—	—	—	(1,593)
Market appreciation (depreciation)	(444)	(184)	(2,566)	1,305
Net change	(669)	(607)	(3,037)	755
End of period assets	$11,466	$13,800	$11,466	$13,800

Three months ended September 30, 2022 compared to the three months ended September 30, 2021
The $0.7 billion decrease in AUM for the three months ended September 30, 2022 was due to market depreciation of $0.4 billion and net outflows of $0.2 billion. Net outflows were primarily related to our LargeCap Value strategy.
The $0.6 billion decrease in AUM for the three months ended September 30, 2021 was due to net outflows of $0.4 billion and market depreciation of $0.2 billion. Net outflows were primarily related to our LargeCap Value and SmallCap Value strategies.
Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
The $3.0 billion decrease in AUM for the nine months ended September 30, 2022 was due to market depreciation of $2.6 billion and net outflows of $0.5 billion. Net outflows were primarily related to our LargeCap Value and Income Opportunity strategies.

The $0.8 billion increase in AUM for the nine months ended September 30, 2021 was due to market appreciation of $1.3 billion offset by net outflows of $0.6 billion. Net outflows were primarily related to the outflow of $1.6 billion from the closure of two Global Convertibles accounts. In the fourth quarter of 2020 we made the decision to exit the stand-alone convertibles business and our Global Convertibles team reverted to Aviva Investors, the firm from which they had previously joined Westwood. As a result, $1.6 billion in two sub-advised Global Convertibles mandates returned to Aviva as of April 1, 2021. These outflows were partially offset by net inflows to our SmallCap Value strategy.
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Advisory fees: asset-based	$10,474	$12,011	(13)%	$33,244	$33,846	(2)%
Advisory fees: performance-based	—	—	NM	—	1,959	(100)
Trust fees: asset-based	5,177	5,952	(13)	16,257	18,233	(11)
Other, net	(245)	(103)	138	(1,276)	(375)	240
Total revenues	15,406	17,860	(14)	48,225	53,663	(10)
Expenses:
Employee compensation and benefits	9,526	10,268	(7)	28,993	32,053	(10)
Sales and marketing	335	292	15	1,326	892	49
Westwood mutual funds	615	814	(24)	1,812	1,573	15
Information technology	2,170	1,937	12	5,934	6,190	(4)
Professional services	1,660	726	129	4,655	3,471	34
General and administrative	2,182	1,779	23	6,570	5,893	11
Total expenses	16,488	15,816	4	49,290	50,072	(2)
Net operating income (loss)	(1,082)	2,044		(1,065)	3,591
Realized gains on private investments	—	—	NM	—	8,371	(100)
Net change in unrealized appreciation (depreciation) on private investments	(249)	(13)	1,815	(511)	(2,124)	(76)
Net investment income	104	131	(21)	93	562	(83)
Other income	206	198	4	598	390	53
Income (loss) before income taxes	(1,021)	2,360		(885)	10,790
Income tax provision	154	481	(68)	618	3,840	(84)
Net income (loss)	$(1,175)	$1,879	(163)%	$(1,503)	$6,950	(122)%
_________________________
NM    Not meaningful
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Total revenues. Total revenues decreased $2.5 million, or 14%, to $15.4 million for the three months ended September 30, 2022 compared with $17.9 million for the three months ended September 30, 2021. Asset-based advisory fees decreased $1.5 million, or 13%, and Trust fees decreased $0.8 million, or 13%, both primarily related to lower average AUM.
Employee compensation and benefits. Employee compensation and benefits decreased $0.8 million to $9.5 million compared with $10.3 million for 2021 due to lower commissions and incentive compensation.
Professional services. Professional services increased $1.0 million, or 129%, to $1.7 million compared with $0.7 million for 2021 primarily due to approximately $0.6 million in expenses related to our pending acquisition of Salient.

Income tax provision. Our effective tax rate differed from the 21% statutory rate for the third quarter of 2022 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Total revenues. Total revenues decreased $5.5 million, or 10%, to $48.2 million for the nine months ended September 30, 2022 compared with $53.7 million for the nine months ended September 30, 2021. Asset-based advisory fees decreased $0.6 million, or 2% and Trust fees decreased $1.9 million, or 11%, both primarily related to lower average AUM. Performance-based advisory fees decreased $2.0 million due to reflecting lower performance fees in the nine months ended September 30, 2022.
Employee compensation and benefits. Employee compensation and benefits decreased $3.1 million to $29.0 million compared with $32.1 million for 2021 due to lower incentive compensation and commissions.
Sales and marketing. Sales and marketing expenses increased $0.4 million, or 49%, to $1.3 million compared with $0.9 million for 2021 as in-person sales activities continued to return to pre-COVID-19 levels.
Professional services. Professional services increased $1.2 million, or 34%, to $4.7 million compared with $3.5 million for 2021 primarily due to approximately $1.3 million in expenses related to our pending acquisition of Salient.
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
Income tax provision. The effective tax rate for the nine months ended September 30, 2022 differed from the 21% statutory rate for 2022 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
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

The following tables provide a reconciliation of net income (loss) to Economic Earnings and Economic Earnings by segment (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,
	2022	2021		2022	2021	Change
Net income (loss)	$(1,175)	$1,879	(163)%	$(1,503)	$6,950	(122)%
Stock-based compensation expense	1,509	1,362	11	4,410	4,459	(1)
Intangible amortization	407	406	—	1,218	1,218	—
Tax benefit from goodwill amortization	59	59	—	177	177	—
Economic Earnings	$800	$3,706	(78)%	$4,302	$12,804	(66)%

Earnings (loss) per share	$(0.15)	$0.24	(163)%	$(0.19)	$0.88	(122)%
Stock-based compensation expense	0.19	0.17	12	0.57	0.56	2
Intangible amortization	0.05	0.05	—	0.15	0.15	—
Tax benefit from goodwill amortization	0.01	0.01	—	0.02	0.02	—
Economic Earnings per share	$0.10	$0.47	(79)%	$0.55	$1.61	(66)%
Diluted weighted average shares outstanding	7,794,060	7,956,081		7,867,555	7,933,860

Economic Earnings by Segment:
Advisory	$3,590	$4,416	(19)%	$11,428	$14,885	(23)%
Trust	769	2,015	(62)	2,396	6,507	(63)
Westwood Holdings	(3,559)	(2,725)	31	(9,522)	(8,588)	11
Consolidated	$800	$3,706	(78)%	$4,302	$12,804	(66)%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We reinstated a dividend in the first quarter of 2021, following a suspension in the second quarter of 2020 as we preserved capital and enhanced our financial flexibility amid the uncertainties created by the COVID-19 pandemic.
Our announced acquisition of Salient's asset management business will require an upfront cash payment of $35.0 million upon closing, and subsequent deferred payments of up to $25.0 million over several years, upon satisfaction of certain revenue retention and growth targets. Those payments are expected to be made from a combination of cash on hand, cash flows from operations and equity.
As of September 30, 2022 and December 31, 2021, we had no debt. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
During the nine months ended September 30, 2022, cash flow provided by operating activities was $15.3 million, which included net sales of $12.1 million of current investments and a $1.9 million change in accounts receivable, partially offset by a reduction in compensation and benefits payable of $3.6 million. During the nine months ended September 30, 2021, cash flow provided by operating activities was $21.1 million, which included net sales of $11.2 million of current investments, a $2.2 million change in income taxes payable, and a $1.1 million change in accounts payable and accrued liabilities, partially offset by decreases of $1.2 million in other liabilities and $0.4 million in compensation and benefits payable.
Cash flow used in investing activities during the nine months ended September 30, 2022 was for purchases of property and equipment. Cash flow provided by investing activities during the nine months ended September 30, 2021 was related to realized gains on private investments and the sale of property and equipment following the sublease of a portion of our Dallas, Texas corporate office space.
Cash flows used in financing activities of $7.9 million for the nine months ended September 30, 2022 reflected the payment of dividends, treasury stock repurchases and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $25.2 million for the nine months ended September 30, 2021 reflected the payment of dividends, including those treated as a return of capital for accounting purposes, treasury stock repurchases and restricted stock returned for the payment of taxes
We had cash and short-term investments of $74.0 million as of September 30, 2022 and $80.2 million as of December 31, 2021. At September 30, 2022 and December 31, 2021, working capital aggregated $74.6 million and $78.0 million, respectively.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2022, Westwood Trust had approximately $15.6 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of September 30, 2022, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2021. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our employees working remotely did not hinder the execution of our internal control processes and procedures.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. Between July 1, 2022 and September 30, 2022, under the share repurchase program, the Company repurchased 99,444 shares of our common stock at an average price of $12.64 per share, including commissions, for an aggregate purchase price of $1.3 million.
The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)				$1,900,000
July 2022	82,749	$12.60	82,749
August 2022	16,695	$12.86	16,695

(1)These purchases relate to the share repurchase program and were authorized in April 2020.

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022 and 2021; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 26, 2022	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer