Form 10-K
period 2022-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2023-03-13
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2022 of the voting and non-voting common equity held by non-affiliates of the registrant was $100,016,804. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.
The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of March 1, 2023: 9,245,779.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

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
General
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C. and Salient Advisors LP (each of which is a registered investment adviser ("RIA") registered with the Securities and Exchange Commission and referred to hereinafter together as “Westwood Management”) and Westwood Trust. Westwood Management, founded in 1983, provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust, custodial and investment management services through the use of commingled funds and individual securities to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management ("AUM") and assets under advisement ("AUA"). Westwood Management and Westwood Trust collectively had AUM of approximately $14.8 billion and AUA of approximately $1.3 billion at December 31, 2022. We were incorporated under the laws of the State of Delaware on December 12, 2001. Our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock of Westwood Management and Westwood Trust.
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
The success of our business is dependent on client, institutional investment consultant and intermediary relationships. In addition to investment performance, we believe that client service is of paramount importance in the asset management business. Accordingly, a major business focus for us is to build strong relationships with clients to enhance our ability to anticipate their needs and satisfy their investment objectives. Our team approach is designed to deliver efficient, responsive service to our clients.
We have focused on building our foundation in terms of personnel and infrastructure to support a larger business. We have developed investment strategies that we expect to be attractive in our target institutional, wealth management and intermediary markets. Developing new investment strategies and building the organization can result in incurring expenses before significant offsetting revenues are realized. We continue to evaluate new strategies and resources in terms of meeting actual and potential investor needs.
Acquisition of Asset Management Business of Salient Partners, L.P.
On November 18, 2022, we completed our acquisition (the "Salient Acquisition") of the asset management business of Salient Partners, L.P. (“Salient Partners”), a Delaware limited partnership.
Salient Partners is a Houston-based real asset and investment firm offering a suite of strategies focused on energy and infrastructure, real estate and tactical alternative investments. Westwood purchased substantially all of the properties, rights and assets, and assumed certain liabilities of Salient Partners. Westwood acquired Salient Partners’ four distinct investment capabilities: Energy Infrastructure, Tactical Equity, Real Estate, and Private Investments, as defined in the Company’s Form 8-K filed on May 25, 2022.
As part of the Salient Acquisition we also acquired Salient Capital LP ("SCLP"), Forward Securities LLC ("Forward") and Salient Advisors, LP ("Salient Advisors"). SCLP is an SEC-registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member, and serves as a sub-placement agent for private placements. Forward is a limited broker-dealer and FINRA member which formerly acted as the distributor of the Salient Mutual Funds and the Forward Funds. Salient Advisors is an SEC registered investment adviser, a Commodity Futures Trading Commission ("CFTC") registered Commodity Pool Operator ("CPO") and a National Futures Association ("NFA") member. Salient Advisors is an advisor to the Westwood Salient Tactical Plus Fund, which is subadvised by Broadmark Asset Management, LLC ("Broadmark").
Strategic Investments

Over the past several years we have made a number of strategic investments, including InvestCloud, Inc. ("InvestCloud") a digital financial services provider, Charis Bank, ("Charis") the parent company of Westwood Private Bank, and Westwood Hospitality Fund I, LLC ("Westwood Hospitality"), a private investment fund offered to clients of Westwood Trust.
InvestCloud. In addition to our investment in InvestCloud, we initiated a technology transformation several years ago with InvestCloud as a core provider. This technology transformation included overhauling and streamlining our enterprise data infrastructure and investment management operating platform. We also developed and launched digital client portals with InvestCloud, offering our clients secure “anytime, anywhere” access to their financial information.
Charis. Charis offers traditional banking services through Westwood Private Bank and provides clients of Westwood Trust efficient access to lines of credit secured by their investment portfolios. Our partnership provides Charis the opportunity to refer their clients needing more complex financial planning and investment services to Westwood Wealth Management.
Westwood Hospitality. Our investment in Westwood Hospitality seeded a private investment fund, which was offered to clients of Westwood Trust.
Available Information
We maintain a website at westwoodgroup.com. Information contained on, or connected to, our website is not incorporated by reference into this Report and should not be considered part of this Report or any other filing that we make with the Securities and Exchange Commission ("SEC"). All of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website. Our Code of Business Conduct, Corporate Governance Guidelines and Audit Committee, Compensation Committee and Human Capital Committee, Governance/Nominating Committee Charters are available without charge on our website. Stockholders may also obtain print copies of these documents free of charge by submitting a written request to Murray Forbes III, our Chief Financial Officer and Treasurer, at the address set forth on the front of this Report. The public can also obtain access to any public document we file with the SEC at www.sec.gov.
Advisory
General
Our advisory business encompasses five distinct investment capabilities — United States ("U.S.") Value Equity, Multi-Asset, Energy and Real Assets, Tactical Absolute Return, and Income Alternatives. Prior to Sept. 30, 2020, our advisory business also included our Emerging Markets Equity team.
Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums vary by investment strategy and generally range from $10 million to $25 million. Westwood Management also provides advisory services to financial advisors, individuals and the Westwood Funds®, as well as sub-advisory services to other mutual funds and pooled investment vehicles.
Investment Strategies
We offer high-conviction equity, outcome-oriented solutions and liquid alternatives to address a wide range of investment objectives, including three strategies each with over $1 billion in AUM: LargeCap Value, Income Opportunity and SmallCap Value.
U.S. Value Equity
The U.S. Value Equity team employs a value-oriented approach focused on identifying undervalued, high-quality businesses capable of generating superior risk-adjusted returns, using a fundamental, bottom-up, three-step investment process. Our team seeks well-run businesses with conservative balance sheets and strong free cash flow that can grow their business value by funding growth initiatives or by returning capital to shareholders. Identifying undervalued companies with strong fundamentals, where the outlook for future earnings growth is underestimated by the market, offers us the potential for asymmetric returns. This investment approach is intended to preserve capital during unfavorable periods and provide superior real returns over the long term. We have established a track record of delivering competitive risk-adjusted returns for our clients. The principal investment strategies currently managed by the U.S. Value Equity team are as follows:
LargeCap Value: Investments in equity securities of approximately 40 to 60 companies benchmarked to the Russell 1000 Value Index.
MidCap Value: Investments in equity securities of approximately 50 to 80 companies benchmarked to the Russell Midcap Value Index.
SMidCap Value: Investments in equity securities of approximately 50 to 70 companies benchmarked to the Russell 2500 Value Index.

SmallCap Value: Investments in equity securities of approximately 50 to 70 companies benchmarked to the Russell 2000 Value Index.
AllCap Value: Investments in equity securities of approximately 50 to 80 companies benchmarked to the Russell 3000 Value Index.
Multi-Asset
The Multi-Asset team employs an investment process that applies top-down views across asset classes along with bottom-up security selection, utilizing quantitative and fundamental tools to evaluate macro, micro and technical conditions across a range of asset classes. Our continuum of outcome-oriented solutions underpin our strategic and tactical allocations and along with a discipline geared toward managing downside risks.
The team draws on the proprietary fundamental research of Westwood’s investment teams in order to identify securities with attractive risk-adjusted return profiles across a broad spectrum of income-producing securities. The principal investment strategies currently managed by the Multi-Asset team are as follows:
Income Opportunity: Multi-Asset strategy that invests across multiple bond sectors, including convertibles and income-producing equity securities. Typically invests in a range of asset types with the equity component usually between 30% and 50% in the normal running of the strategy.
Total Return: Multi-Asset strategy that invests across multiple bond sectors, including convertibles and income producing equity securities. Typically invests in a range of asset types with the equity component usually between 50% and 70% in the normal running of the strategy.
High Income: Multi-Asset strategy that invests across multiple bond sectors, including convertibles and income-producing equity securities. Typically invests in a range of asset types with the equity component usually between 15% and 30% in the normal running of the strategy.
Energy and Real Assets
The Energy and Real Assets team employs an investment approach designed to provide access to a broad universe of Master Limited Partnerships ("MLPs") and MLP-related companies, including midstream and other energy infrastructure companies, with the potential to capture a range of energy infrastructure opportunities. The portfolio managers consider the primary risk factors for midstream energy infrastructure companies to be equity markets, high yield spreads, commodity prices and interest rates. The team monitors and discusses changes in these risk factors on a daily basis. The firm utilizes quantitative models to measure valuations, momentum and other risk attributes. The investment team monitors key risk factors for each company and the overall market and positions portfolios accordingly to align with their portfolio management philosophy. Clients invest in these strategies through:
MLP and Energy Infrastructure: Offers access to a wide universe of MLPs and MLP-related companies with the potential to capture energy infrastructure opportunities.
Tactical Absolute Return
Tactical Absolute Return strategies are subadvised by our affiliate, Broadmark. We believe that it may be unwise to be fully invested in equities during periods of intense speculation and monetary tightening within an overvalued market. We also find other market environments in which investors should be fully invested and even overweight higher beta sectors and indices. Our goal is to be in concert with the overall economic/business cycle.
Broadmark’s investment process is grounded in four pillars. The first three pillars – valuation, monetary policy and investor sentiment — are qualitative in nature. The fourth pillar is a quantitative assessment of volume and breadth-based momentum. Using a combination of these qualitative and quantitative metrics, Broadmark seeks to manage risk and enhance alpha by tactically phasing into and out of major equity cycles. Broadmark invests primarily in a diversified portfolio of exchange-traded funds ("ETFs") and instruments providing exposure to indices, sectors and industries based on this four-pillar process. The investment team may tactically deploy leveraged investment techniques as well as short positions that allow a net exposure ranging from net long to net short depending on the strategy.
Tactical Growth: Strategy that actively manages equity market exposure through the use of ETFs and other index-based instruments. Seeks to produce above-average, risk-adjusted returns, in all market environments, while exhibiting less downside volatility than the S&P 500® Index. It is designed to help investors sidestep market downturns, while attempting to participate in its growth via continuous active management of portfolio market exposure.
Tactical Plus: Strategy that actively manages equity market exposure by primarily investing in equity-based futures, ETFs and options. Seeks to produce above-average, risk-adjusted returns, in any market environment while exhibiting less downside volatility than the S&P 500® Index by investing primarily in a diversified portfolio of instruments with exposure to

U.S. and non-U.S. equity securities. It is designed to help investors sidestep market downturns, while attempting to participate in its growth via the continuous and active management of portfolio market exposure.
Income Alternatives
Our Multi-Asset team manages our Alternative Income strategy, and our Real Estate team manages our Select Income and Global Real Estate strategies. We believe alternative approaches to income investing can provide diversified sources of risk and return and potentially reduce volatility. Absolute return-oriented and yield-focused strategies for investing in securities not typically found in traditional fixed income portfolios can help investors produce returns from non-traditional sources with low correlation and enhanced portfolio diversification.
Alternative Income: We believe a market-neutral approach utilizing convertible arbitrage and opportunistic fixed income can serve as a complement to bond allocations. Our framework consists of three primary sources of return that aim to neutralize systematic risk. We employ a multi-strategy process seeking to generate positive absolute returns through a short duration yield portfolio of global convertible securities, convertible arbitrage and macro-hedging.
Select Income: Seeks to produce consistent high income from non-traditional publicly traded securities. Invests in senior securities and high-income equities primarily issued by real estate investment companies, (i.e., real estate investment trust preferred securities), but can also diversify among preferred stocks, common stocks and bonds to seek income and total return.
Global Real Estate: Invests primarily in high-quality commercial and residential real estate companies located in the U.S. and non-U.S. countries that can potentially serve as inflation-protected income vs. traditional income-oriented securities. Approaches stock selection with an emphasis on superior property location and quality, strong prospects for appreciation in property rents and values, and management’s track record for adding value. Utilizes a rigorous, repeatable, bottom-up investment approach incorporating quantitative and qualitative analyses of company cash flows, assets and management.
Our ability to grow AUM is primarily dependent on our competitive investment performance and our success in building strong relationships with our clients, investment consulting firms, financial intermediaries and RIAs. We continually seek to expand AUM by organically growing our existing investment strategies and by adding new products as evidenced by the recent Salient Acquisition in November 2022. The Salient Acquisition expands our product portfolio to serve financial intermediaries and institutional clients beyond our traditional offerings, including Energy and Real Assets, Tactical Absolute Return, and Income Alternatives. We will continue to focus on organic product initiatives to grow our investment strategies while considering new investment strategies via acquisitions or from third parties, as discussed under "Growth Strategy" below. Our growth strategy provides clients with more investment opportunities and diversifies our AUM and revenue sources, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients. Our ten largest clients accounted for approximately 22% of our fee revenues for the year ended December 31, 2022. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.
Advisory and Sub-advisory Agreements
Westwood Management manages client accounts under investment advisory and sub-advisory agreements. As is typical for the asset management industry, these agreements are usually terminable upon short notice and provide for revenues based on the market value of client AUM. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended, or based on a daily or monthly average of AUM for the stated period. Certain clients have contractual performance-based fee arrangements, which generate additional revenues if we outperform a specified index over a specific period of time. Revenue for performance-based fees is recorded at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood provides overall investment management services, including directing investments in conformity with client-established investment objectives and restrictions. Unless otherwise directed in writing by clients, Westwood has the authority to vote all proxies with respect to securities in client portfolios.
Westwood Management is party to sub-advisory agreements with other investment advisers under which it performs similar services under advisory agreements. Our sub-advisory fees are generally computed based upon the average daily AUM and are payable on a monthly basis.

Westwood Management provides investment advisory services to the Westwood Funds® family of mutual funds:

●	Westwood Alternative Income (WMNIX)	●	Westwood Quality SMidCap (WHGMX)
●	Westwood Broadmark Tactical Plus (SBTIX)	●	Westwood Quality Value (WHGLX)
●	Westwood Broadmark Tactical Growth (FTGWX)	●	Westwood Salient Global Real Estate (KIRYX)
●	Westwood High Income (WHGHX)	●	Westwood Salient MLP & Energy Infrastructure (SMLPX)
●	Westwood Income Opportunity (WHGIX)	●	Westwood Select Income (KIFYX)
●	Westwood Quality AllCap (WQAIX)	●	Westwood SmallCap Growth (WSCIX)
●	Westwood Quality MidCap (WWMCX)	●	Westwood Total Return (WLVIX)
●	Westwood Quality SmallCap (WHGSX)
As of December 31, 2022, the Westwood Funds® had AUM of $4.3 billion.
Trust
General
Westwood Trust provides fiduciary and investment services to high net worth individuals and families, non-profit endowments and foundations, public and private retirement plans and individual retirement accounts ("IRAs"). Westwood Trust is chartered and regulated by the Texas Department of Banking. Fees charged by Westwood Trust are separately negotiated with each client and are typically based on AUM. Clients generally have at least $1 million in investable assets.
Fiduciary Services
Westwood Trust’s fiduciary services include but are not limited to: financial planning, wealth transfer planning, customizable trust services, trust administration and estate settlement. Westwood Trust also provides custodial services, tax reporting, accounting of trust income and principal, beneficiary and retiree distributions and safekeeping of assets.
Investment Services
Westwood Trust utilizes a consultative approach in developing a portfolio asset allocation for individual clients. Our approach involves examining clients' financial situations, including their current portfolio of investments, and advising clients on ways to reduce risk, enhance investment returns and strengthen their financial position based on each client’s unique objectives and constraints. Westwood Trust seeks to define and improve the risk/return profiles of client investment portfolios by offering a comprehensive investment solution or by enhancing clients’ existing investment strategies. Westwood Trust manages separate portfolios of equity and fixed income securities for certain agency and trust clients. Equity portfolios are generally patterned after the institutional strategies offered by Westwood Management or developed by our internal investment teams. Fixed income portfolios consist of targeted "laddered" portfolios of primarily high-quality municipal securities and Treasury bills.
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
Enhanced Balanced® Portfolios
Westwood Trust is a strong proponent of asset class diversification and offers its clients the ability to diversify among many different asset classes. Westwood Trust Enhanced Balanced® portfolios allocate assets among these asset classes into a customizable portfolio for clients seeking to maximize return for any given level of risk. Periodic adjustments are made to asset class weightings in Enhanced Balanced® portfolios based on historical returns, risk and correlation data, and our current capital markets outlook.
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
Dividend Select Strategy

The Westwood Dividend Select strategy aims to provide dividend income to investors. The offering allows investors to own a diversified portfolio of dividend-producing equity securities. The portfolios primarily include value stocks, along with mid- and large-cap stocks.
High Alpha Strategy
The Westwood High Alpha strategy aims to provide long-term appreciation to investors. The offering allows investors to own a concentrated portfolio of securities to provide higher returns commensurate with higher volatility. The portfolios primarily include growth stocks in the mid- to large-capitalization range.
Distribution Channels
Westwood Management investment funds and advisory services are distributed through two primary market channels - Institutional and Intermediary. Our Distribution sales and support infrastructure supports marketing and client service in both channels. Westwood Wealth Management provides wealth and investment management solutions primarily to individuals and utilizes both Westwood Management and external investment management services.
Institutional
The institutional team markets Westwood funds and advisory and sub-advisory services to defined benefit and defined contribution corporate and public plan sponsors, foundations and endowments, financial institutions and investment consultants. We enjoy strong relationships with many global, national and regional investment consulting firms, which have contributed to our being considered and hired by their clients. By leveraging our relationships we are able to offer our strategies within select defined contribution and other retirement plans where clients utilize mutual fund vehicles. Sub-advising funds of other financial institutions allows us to extend our marketing reach using other firms' distribution systems.
Intermediary and Retail
In the intermediary and retail channel, our team directly markets our investment services, including the Westwood Funds®, to financial intermediaries, RIAs, broker-dealers, turnkey asset management programs and select mutual fund platforms. We also focus on expanding our relationships with financial intermediaries that manage discretionary mutual fund models. Our Intermediary sale team markets our mutual funds and separately managed accounts directly to select broker-dealers and RIAs.
Managed accounts are similar in some ways to mutual fund relationships in that a third-party financial institution, such as a broker-dealer or RIA, trades securities using our model. The typical managed account client is a high net worth individual or small institution that prefers to own shares directly, rather than in a mutual fund. In these arrangements, the third-party financial institution is responsible to the end client for client service, operations and accounting.
Wealth Management
In our wealth management channel, we generate awareness of our trust fiduciary and investment services through investment consultants, centers of influence, community involvement, and targeted direct marketing to high net worth individuals, families and small to medium-sized institutions. We also seek asset growth generated by referrals from existing clients.
Growth Strategy
We believe we have established a strong platform to support future growth, deriving strength from the experience and capabilities of our management team and our skilled investment and client professionals. We believe opportunities for future growth will come from our ability to:
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

Generate growth from new and existing clients and consultant relationships, while expanding intermediary distribution. As our primary business objective, we intend to maintain and enhance existing relationships with clients, investment consultants and intermediaries by providing value-added investment performance and client service. Over the last few years, we have expanded and restructured our distribution team to improve our proactive sales and client engagement strategy. We intend to pursue growth via targeted sales and marketing efforts that showcase our boutique offerings across our product platform with consistent investment performance and superior client service. New institutional client accounts are sourced from investment consultants or from our direct sales efforts with institutional investors. The Salient Acquisition has significantly expanded our product range and distribution capabilities. We intend to leverage this increased scale and broader product availability to enhance offerings to institutional, intermediary and wealth management clients. We believe a key factor leading to our being considered for new client mandates and platform placements is the in-depth knowledge of our firm, our people and our processes reflected in our current consultant and platform relationships and being developed in our prospective relationships.
Attract and retain key employees. We believe we have created a workplace environment in which motivated, performance-driven and client-oriented individuals can thrive. As a public company, we offer our employees a compensation program that includes strong equity incentives to closely align their success with that of our clients and stockholders. We believe these factors are critical to maintaining a stable, client-focused environment that can support future growth.
Grow assets in our existing investment strategies. We have significant capacity to manage additional assets across the investment strategies developed by leveraging the core competencies of our U.S. Value Equity and Multi-Asset teams. We have considerably expanded our range of investment strategies by adding Energy and Real Assets, Tactical Absolute Return and Real Estate Income as a result of the recent Salient Acquisition.
Continue to enhance our digital capabilities. Over the past several years, we have invested significantly to enhance our automation and digital efficiency. We moved our technology infrastructure to secure, cloud-based access, created a data warehouse to improve our investment operations work flow, upgraded our trade order management and trade compliance systems, digitized our portfolio accounting and reconciliation system, and outsourced our trading function. We also developed digital client portals for our institutional and wealth management clients. We believe these investments position us to improve efficiencies and better respond to consumer demand for digital interaction with investment advisors.
Foster continued growth of the wealth management platform and distribution channel. Westwood Trust serves high net worth individuals and families as well as small to medium-sized institutions. We anticipate continued interest from clients and prospective clients in our holistic wealth management model. A significant percentage of Westwood Trust’s asset inflows stems from referrals along with gathering additional assets from existing clients. We believe our Enhanced Balanced® strategy, which offers comprehensive, diversified exposure to multiple asset classes, our Select Equity strategy offering diversified equity exposure in a tax-efficient manner, and our separately managed portfolio offerings together provide opportunities for growth.
Foster expanded intermediary distribution. Over the past several years, we have expanded our geographic approach and focused coverage for intermediary distribution, and built up our intermediary sales team to extend our reach and accelerate growth in top markets. As a result of the Salient Acquisition, we have again expanded our sales and marketing resources to accelerate growth geographically and across market segments via third-party platforms. We believe that providing investors with access to our mutual funds and separately managed accounts is a key component to achieving asset growth in the defined contribution and retirement marketplaces as well as with RIAs and select broker-dealers.
Pursue strategic corporate development opportunities. We continually evaluate strategic corporate development opportunities to augment our organic growth. We may pursue a variety of transactions, including acquisitions of asset management firms, mutual funds, wealth management firms or other financial institutions, as well as hiring investment professionals or teams. We consider opportunities that can enhance our existing operations, expand our range of investment strategies and services, or further develop our distribution capabilities. By acquiring investment firms or by hiring investment professionals or teams that successfully manage investment strategies outside our current areas of expertise, we can attract new clients and provide existing clients with even more diversified investment strategies. We may also consider forging alliances with other financial services or technology firms to leverage our core competency of developing and managing investment strategies with partners that can provide enhanced distribution capabilities or additional service offerings.
Continue to strengthen our brand name. We believe that the strength of our brand name has been a key component to our long-term success in the investment industry and will be instrumental to our future success. We have developed a strong brand name largely through our performance, coupled with high-profile coverage in investment publications and electronic media. Several of our investment professionals have been prominent in print and electronic media, and we will continue to use creative ways to strengthen our brand name and reputation in our target markets.
Develop or acquire new investment strategies. We continue to look for opportunities to expand the range of investment strategies we offer to existing and prospective clients. We may consider internally developed strategies that extend our existing investment process to new markets, asset classes or strategies, and we may also consider externally acquired investment strategies. An expanded range of investment strategies offers additional ways to serve our client base, generating more diversified revenue streams and providing asset and revenue growth potential.
Competition
We are subject to substantial and growing competition in all aspects of our business. Barriers to entry in the asset management business are relatively low and we expect more competitors in future. Many asset managers are larger, better known and have greater resources than us.
We compete with other asset management firms on the basis of investment strategies, investment performance in absolute terms and relative to peer groups, quality of service, the levels of fees charged, attractive compensation offered to key employees and the way in which investment strategies are marketed. Many of our competitors offer more investment strategies and services than we do and many have substantially greater AUM.
We compete against numerous investment dealers, banks, insurance companies, mutual fund companies, exchange-traded funds, brokerage and investment firms and others that sell equity funds, taxable income funds, tax-free investments and other investment products. The allocation of assets by many investors from active equity investing to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to compete more effectively with us. The demand for passive strategies with low-fee structures has rapidly increased and investors frequently demand customized and personalized strategies to fit their investment needs. This shift in the marketplace may benefit competitors offering certain investment vehicles that we do not offer. In summary, our competitive landscape is intense and dynamic, which may affect our ability to compete successfully as an independent company.
Additionally, most prospective clients perform a thorough review of an investment manager’s background, investment policies and performance before committing assets. In many cases, prospective clients invite competing firms to make presentations. The process of obtaining a new client typically takes twelve to eighteen months from the time of initial contact. While we have achieved success in competing for clients, it is a process to which we dedicate significant resources over an extended period with no certainty of winning.
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
Westwood Management
Our business is subject to regulation at federal and state levels by the SEC and other regulatory bodies. Westwood Management Corp. and Westwood Advisors, L.L.C. are registered with the SEC under the Investment Advisers Act and under the laws of various states. As RIAs, Westwood Management Corp. and Westwood Advisors, L.L.C. are regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, record keeping, operational and marketing requirements and disclosure obligations. Westwood Management Corp. also acts as adviser to the Westwood Funds®, a family of mutual funds registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”). As an adviser to a registered investment company, Westwood Management Corp. must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance, and restrictions on transactions with affiliates. Under SEC rules and regulations promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management Corp. and Westwood Advisors, L.L.C. to comply with SEC requirements could have a material adverse effect on Westwood. We must also comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized (the "Patriot Act"). We believe that we are in compliance with the regulations under the Investment Advisers Act, the Investment Company Act and the Patriot Act.
As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading of client accounts, allocation of investment opportunities among clients, use of soft dollars, execution of transactions and recommendations to clients. We manage accounts for our clients with the authority to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. We receive soft dollar credits from certain broker-dealers that are used to pay for brokerage and research-related products, which reduces certain company operating expenses. We intend to use soft dollars to pay only for brokerage and research related products and services that fall within the safe harbor provisions of the Securities Exchange Act of 1934. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.
Westwood Trust
Westwood Trust operates in a highly regulated environment and is subject to extensive supervision and examination. As a Texas chartered trust company, Westwood Trust is subject to the Texas Finance Code (the "Finance Code"), the rules and regulations promulgated under the Finance Code and supervision by the Texas Department of Banking. These laws are intended primarily for the protection of Westwood Trust’s clients and creditors rather than for the benefit of investors. The Finance Code provides for and regulates a variety of matters, such as:
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
SEC Broker‑Dealer Registration / FINRA Regulation
SCLP and Forward are subject to regulation by the SEC, FINRA and various states. In addition, certain of our employees are registered with FINRA and such states and subject to SEC, state and FINRA regulation. The failure of these companies and/or employees to comply with relevant regulation could have a material adverse effect on our business.
Employee Retirement Income Security Act of 1974
We are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to its related regulations insofar as we are a fiduciary under ERISA with respect to some clients. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on fiduciaries under ERISA or on entities that provide services to ERISA plan clients and prohibit certain transactions involving ERISA plan clients.
Human Capital Resources
Health and Safety
The health and safety of our employees is a high priority, consistent with our operating philosophy of focusing on transparency, effective corporate governance, life principles and giving back to the communities in which we live and work.
Diversity and Inclusion
We believe that our culture of diversity and inclusion enables us to develop and fully utilize the strengths of our people. As of December 31, 2022, approximately 43% of our workforce was female and minorities represented approximately 32% of our workforce.
Employees

At December 31, 2022, we had 152 full-time employees, all located in the U.S. No employees are represented by a labor union, and we believe our employee relations are favorable. As of December 31, 2022, approximately 14% of our employees held the Chartered Financial Analyst designation.
Environmental, Social and Governance ("ESG")
ESG Core Principles
Since inception, we have known the corporate culture we wanted to foster ― one focused on core values. To keep us all motivated, we have found a lot of inspiration in Coach John Wooden’s Pyramid of Success™ which helps us to aspire to and maintain a culture of teamwork, integrity and putting client interests ahead of our own.
Our ESG focus is guided by the following six pillars:
1.Environmental impact;
2.Diversity, equity and inclusion;
3.Community;
4.Responsible investing;
5.Privacy and data protection; and
6.Governance.
We include ESG pillars in the way we conduct our business and measure ourselves against them because it makes sense to do so. It improves our ability to create an environment that values true diversity, inclusiveness and transparency and ultimately supports long-term employee growth. Being active is more than an approach to investing, it also underpins how we run our business as a publicly traded company. Our focus on transparency, corporate governance, life principles, ethical conduct and giving back to the communities in which we operate is core to our values.
Governance
Westwood is committed to the successful integration and promotion of ESG at the corporate level and the investment level. We have separate governing structures to ensure that we have the necessary leadership to create and sustain a clear corporate strategy permeating our business. The separation of responsibilities among these governing structures ensures proper accountability across our firm.
Westwood’s Board of Directors (the "Board") plays an important role to ensure that the interests of shareholders are being represented and that Westwood is fulfilling its fiduciary duties. The Board regularly interacts with management to ensure that stakeholder interests are properly considered. Management provides the Board with regular updates on our ESG efforts and collaboration between the Board and those responsible for ESG is key to our implementation strategy. Our Board benefits from deep industry experience and a majority of its members are independent which enables strong oversight of our business.
Westwood’s ESG Steering Committee is responsible for ensuring the effective execution of our overall ESG strategy. Along with our CEO, this group sets the strategic direction for our ESG agenda, oversees implementation, and reviews our ESG strategy with our Board of Directors.
We have established two additional groups, a Responsible Investment Committee and a Corporate Responsibility Committee, to ensure we have the leadership required to create a clear corporate sustainability strategy across our business.
The Responsible Investment Committee was established to consider matters related to the maintenance, development and implementation of our responsible investment practices in support of our ESG policy. The Corporate Responsibility Committee was established for the oversight and implementation of our corporate sustainability strategy and ESG policies. The Corporate Responsibility Committee governs as a cross-functional team designed to engage leadership across key corporate functions.
Responsible Investment / ESG Integration
Our responsible investment commitment is evident in our investment approach across our high-conviction equity and outcome-oriented solutions where we take a fundamental approach to identifying high-quality companies and sound businesses around the world. As an active asset manager, ESG issues are directly linked into our bottom-up, fundamental assessment of companies and these issues have always been considered in our fundamental analyses evaluating the merits of a company's strategy, downside risk and valuation. We take a fundamental, financial materiality-based approach to identifying high-quality companies and sound businesses around the world. Based on our research, we find sustainability plays a critical role in company selection and it has always been an input to our analysis. As ESG evaluation techniques continue to evolve, we will adapt our analyses to implement our fiduciary responsibilities.

Westwood is a signatory of the United Nations Principles for Responsible Investment ("UNPRI") and is committed to adopting and implementing responsible investment principles in a manner consistent with our fiduciary duties to clients. We support the UNPRI and recognize the importance of considering ESG issues as an element in our overall investment process.
Engagement
As part of our fundamental investment research process, our analysts conduct meetings with target company management and investor relations to understand strategy, execution and financial strength throughout the life of our investment. Meetings inform our investment analysis and amplify our understanding of a business’s ability to adapt to changing business environments. Meetings can happen in person, during investment conferences, video links and calls and build on long-standing relationships. Our understanding of material issues affecting the company is captured and shared in our valuation analysis and recommendations made by our Research Analysts.
Westwood does not set and track engagement objectives. We engage on specific topics on a case-by-case basis and when ESG or other issues are of specific concern, our team seeks purposeful dialogue to understand how the company plans to address the issues which will then be viewed from a "tracking" perspective over time. Our engagement is generally conducted through direct dialogue between our investment professionals and company managements which provides a more constructive approach toward understanding issues and encouraging solutions that provide value to stakeholders.
Proxy Voting
Westwood views proxy voting rights as valuable portfolio assets. Our overarching principle is to exercise voting responsibilities solely in the best interests of our clients. We use proxy voting as a means of addressing corporate governance issues and identifying corporate actions that enhance shareholder value. Our process benefits from multiple inputs and directly involves our investment professionals.
Westwood uses guidelines from a third-party proxy research service, Glass-Lewis, that we believe create value for our clients and cover most proxy issues. The Investment Operations Team, including the head of data governance, oversees the implementation of our proxy voting policy. Westwood’s Corporate Responsibility Committee, together with our investment team’s bi-monthly review of ballots, considers the proxy voting guidelines on environmental and social issues laid out by Glass-Lewis’s policy to be in alignment with our financial-materiality-based view of ESG integration. Glass-Lewis’s policy states that it will vote in when there is a clear link between the proposal and value enhancement or risk mitigation. Our goal is to vote all proxies and, in most cases, we agree with and follow the recommendations of our proxy research service however our Research Analysts review proxies bi-monthly and occasionally recommend a vote that differs from Glass-Lewis. We vote against recommendations when we believe that it is in our clients’ best interests to do so. A summary of voting is sent to each client for whom proxies are voted on an annual basis.
Social Impact and Corporate Giving
Westwood has a long history of community involvement and support of local charitable causes. This involvement is a cornerstone of our culture, drives employee engagement and makes employees proud to work at Westwood. In honoring Westwood’s history of community involvement and support of local charitable causes, Westwood supports and partners with organizations that embrace activities that align with Westwood’s core values of teamwork, excellence, integrity and placement of client and stakeholder interests above our own. Every year, Westwood supports several charitable organizations financially and through employee volunteer efforts focused on issues that include education, children’s needs, homelessness, food insecurity and disaster relief.
Environment
At Westwood, we embrace caring for our communities and work hard to take care of the world around us. Westwood is committed to the responsible use, and protection of, our natural environment through conservation and sustainable practices that enhance ecosystem resilience, human well-being and ultimately our company’s strength and resiliency. Through our initiative to calculate our travel-related carbon footprint and buy offset carbon credits, we have begun to measure and offset greenhouse gas emissions. We are committed to offsetting our carbon emissions generated through air travel, a substantial portion of our emissions as an asset manager.
Diversity, Equity and Inclusion
Diversity is an important part of our culture and identity; approximately 43% of our employees are women — many in senior positions — and approximately 32% of our employees self-identify as members of minority communities.
Diversity, Equity and Inclusion concepts are an integral part of our history, culture and identity. Westwood was founded by a woman — a remarkable feat in 1983, when the finance industry had only a small percentage of women in the workforce. We embrace opportunity for individuals from all backgrounds and are committed to fostering an environment that values unique ideas, perspectives and experiences. We believe that, in such an environment, our employees feel valued, involved and empowered to do their best work, deliver the best possible service to our clients and meet their full potential.
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
Risks Related to the Investment Industry
Our results of operations depend upon the market value and composition of AUM and AUA, which can fluctuate significantly based on various factors, some of which are beyond our control.
Our revenues are primarily generated from fees derived as a percentage of AUM and AUA. The value of our AUM and AUA can be negatively impacted by several factors, including:
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
•Investment performance: Because we compete with many asset management firms on the basis of our investment strategies, the maintenance and growth of AUM and AUA is dependent, to a significant extent, on the investment performance of the assets that we manage. Poor performance may result in the loss or reduction of client accounts, which decreases revenues. Underperformance relative to peer groups and/or relevant benchmarks for our various investment strategies could adversely affect our results of operations, especially if such underperformance continues for an extended period of time. The historical returns of our strategies and the ratings and rankings we, or the mutual funds that we advise, have received in the past should not be considered indicative of the future results of these strategies or of any other strategies that we may develop in the future.  The investment performance we achieve for our customers varies over time and variances can be wide. In addition, certain of our investment strategies have capacity constraints, as there may be a limit to the number of securities available for certain strategies to operate effectively.  In those instances, we may choose to limit access to new or existing investors.
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
•Some competitors may provide more comprehensive client services, including banking, financial planning and tax planning at levels beyond those we currently provide; and

•Some competitors may have more sophisticated, innovative or advanced distribution networks than we do.
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
We have recently invested in strategies offering access to global markets with significant exposure to non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of clients invested in these strategies. Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested, as well as political, social and economic uncertainty or other diplomatic developments. Many financial markets are less developed or efficient than U.S. financial markets with limited liquidity and higher price volatility, and may lack an established regulatory framework. Liquidity and price volatility may be adversely affected by political or economic events, government policies and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies invested in securities of non-U.S. issuers and may be particularly acute in emerging or less developed markets. As a result, we may be unable to attract or retain client investments in these strategies, or assets invested in these strategies may experience significant declines in value and our results of operations may be negatively affected.
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
We engage in product offerings and international business activities through our global multi-asset securities product offerings that are available to our international and domestic clients. As of December 31, 2022, approximately 1% of our AUM is managed for clients who are domiciled outside the U. S. As a result, we face increased operational, regulatory, compliance, marketing, client service, reputational and foreign exchange rate risks. In particular, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities, or "UCITS") Regulations 2011 and the Markets in Financial Instruments Directive. The failure of our compliance and internal control systems to properly identify and mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.
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
Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-RIA, mutual fund adviser, trustee to certain Trust clients and publicly-traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Similarly, the investment strategies that we manage could be subject to actual or threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims, as well as class action suits seeking substantial damages. While customers do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly or we provide poor financial advice, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent customers are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise or our investment professionals under the federal securities laws or state law. See the discussion of legal proceedings in Item 3. "Legal Proceedings".
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
To introduce new investment strategies, we may seek to add new investment teams. To the extent we are unable to recruit and retain investment teams to complement our existing business model, we may not be successful in diversifying and increasing our investment strategies and client assets, which could have a material adverse effect on our business and future prospects. The addition of a new team using an investment strategy with which we may have limited or no experience may require additional resources to update our operational platform and could strain our operational resources and increase the possibility of operational errors.  Additional investments may be required to improve our operational platform. If any new teams or strategies perform poorly and fail to attract sufficient assets, our results of operations and reputation may be adversely affected.
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
In addition, we have performance fee agreements with certain clients, who pay a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which could have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees can fluctuate significantly between measurement periods, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $1.0 million in 2022, $3.4 million in 2021 and $3.2 million in 2020.
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
We are dependent to a significant degree on our ability to maintain our relationships with clients, consultants, managed account platforms and other intermediaries. Our ten largest clients accounted for approximately 22%, 22% and 24% of our fee revenues for the years ended December 31, 2022, 2021 and 2020, respectively. There can be no assurance that we will be successful in maintaining existing relationships, securing additional relationships or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large relationships or to establish additional profitable relationships could have a material adverse effect on our business, financial condition and results of operations.
General Risk Factors
We have made and may continue to make business combinations as a part of our business strategy, which may present certain risks and uncertainties.
We may continue to seek business acquisitions as a means of broadening our offerings and capturing additional opportunities. However, there is no guarantee that we will be successful in identifying target companies that meet our criteria for acquisition. Additionally, future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, if at all.
The success of our historical and future business combinations also depends on our ability to integrate the operations of the acquired businesses efficiently and effectively with our existing operations and realize the anticipated benefits from them. The potential risks associated with successful integration and realization of benefits include, but are not limited to the following:
•our due diligence may not identify or fully assess valuation issues, potential liabilities or other acquisition risks;
•acquired entities may not achieve anticipated revenue targets, cost savings or other synergies or benefits, or acquisitions may not result in improved operating performance, which could adversely affect our earnings, and we may be unable to recover investments in any such acquisitions;
•we may have difficulty integrating acquired businesses, resulting in unforeseen difficulties and greater expenses than expected;
•we may have difficulty entering into new markets in which we are not experienced in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures;
•key personnel within an acquired organization may resign from their related positions resulting in a significant loss to our strategic and operational efficiency associated with the acquired company;

•the effectiveness of our daily operations may be reduced by the redirection of employees and other resources to acquisition and integration activities;
•we may assume liabilities of an acquired business (including litigation, tax liabilities, and other contingent liabilities), including liabilities that were unknown at the time of the acquisition, that pose future risks to our working capital needs, cash flows and the profitability of related operations;
•we may assume unprofitable projects that pose future risks to our working capital needs, cash flows and the profitability of related operations; or
•business acquisitions may include substantial transactional costs to complete the acquisition that exceed the estimated financial and operational benefit.
Failure to effectively execute our strategic growth plan could result in damage to our reputation and could have a material adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

Westwood, Westwood Management and Westwood Trust conduct their principal operations using approximately 32,000 square feet of leased office space in Dallas, Texas pursuant to a lease with an initial term that expires in March 2026. In addition, we lease approximately 11,000 square feet of office space in Houston, Texas pursuant to a lease that expires in September 2029, and we lease a limited amount of office space in San Francisco, California on a month-to-month basis.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “WHG.” At December 31, 2022, there were approximately 200 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater.
Dividends
We reinstated a dividend in the first quarter of 2021, following its suspension in the second quarter of 2020 as we preserved financial flexibility amid the uncertainties of COVID-19. Declarations of cash dividends is at the discretion of the Board of Directors and is subject to limitations under the Delaware General Corporation Law.
Westwood Holdings Group is the sole stockholder of Westwood Management and Westwood Trust. Westwood Trust is limited in the payment of dividends under applicable Texas law to the amount of undivided profits, which is defined as that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions.
Issuer Purchases of Equity Securities
On July 20, 2012, our Board of Directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The Board authorized an additional $5.0 million of repurchases under the share repurchase program in July 2016, an additional $10.0 million in February 2020, and an additional $10.0 million in April 2020. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors.
Between January 1, 2022 and December 31, 2022, under the share repurchase program, the Company repurchased 169,630 shares of our common stock at an average price of $13.47 per share, including commissions, for an aggregate purchase price of $2.3 million. Between January 1, 2022 and December 31, 2022, the Company repurchased, on the open market, 35,891 shares of our common stock at an average price of $15.75 per share, including commissions, for an aggregate purchase price of $0.6 million.
The following table displays information with respect to the treasury shares we purchased during the year ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program(1)				$1,900,000
February	12,202	$16.39	12,202
June	93,875	$14.85	57,984
July	82,749	$12.60	82,749
August	16,695	$12.86	16,695
Total	205,521	$13.87	169,630
(1) These purchases relate to the share repurchase program and were authorized in April 2020.

Performance Graph
The following graph compares total stockholder returns of Westwood since December 31, 2017 with the total return of the Russell 2000 Index and the S&P U.S. BMI Asset Management & Custody Banks Index, a composite of various publicly-traded asset management companies.

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2017	2018	2019	2020	2021	2022
Westwood Holdings Group, Inc.	$100.00	$54.24	$51.85	$25.85	$34.12	$23.40	(76.60)%
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41	22.41%
S&P U.S. BMI Asset Management & Custody Banks Index	100.00	74.85	94.16	109.10	161.06	120.66	20.66%

The total return for our stock and for each index assumes $100 invested on December 31, 2017 in our common stock, the Russell 2000 Index, and the S&P U.S. BMI Asset Management & Custody Banks Index, including reinvestment of dividends.
The closing price of our common stock on the last trading day of the year ended December 31, 2022 was $11.13 per share. Historical stock price performance is not necessarily indicative of future price performance.
Item 6.    Reserved.

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
•we have made and may continue to make business combinations as a part of our business strategy, which may present certain risks and uncertainties;
•our relationships with investment consulting firms;
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
Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C. and Salient Advisors, LP (each of which is an SEC-registered investment advisor and referred to hereinafter together as “Westwood Management”) and Westwood Trust. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individuals and clients of Westwood Trust.
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
Salient Capital LP ("SCLP") serves as a sub-placement agent for private placements, and Forward Securities LLC ("Forward") provides investment advisory services to mutual funds and other investment products.
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $14.8 billion and AUA of approximately $1.3 billion at December 31, 2022. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
With respect to most of our client AUM, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to limit downside during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have average investment experience of over twenty years.
We have built a foundation in terms of personnel and infrastructure to support a much larger business and we have developed investment strategies that we believe will be sought after within our target institutional, wealth management and intermediary markets. Developing new products and growing the organization has resulted in our incurring expenses that, in some cases, have not yet generated significant offsetting revenues. We believe that investors will recognize the potential for new revenue streams inherent in these products and services however there is no guarantee that they will occur.
2022 Highlights
The following items were reported for the year ended December 31, 2022:
•Closed our strategic acquisition of Salient's asset management business on November 18, 2022, adding $2.7 billion of AUM and $0.9 billion of AUA to firm-wide assets under management.
•AUM as of December 31, 2022 was $14.8 billion, a 2% increase compared to December 31, 2021. Quarterly average AUM decreased 9% to $13.1 billion for 2022 versus 2021, which contributed to a 6% decrease in total revenue from 2021.
•AUA of $1.3 billion at December 31, 2022 rose from $0.3 billion in the prior year principally due to $0.9 billion of AUA acquired from Salient.
•Our LargeCap Value, SMidCap Value, SmallCap Value, AllCap Value, MidCap Value, Platinum, Select Equity, Dividend Select, Income Opportunity, Total Return, High Income, Alternative Income and Enhanced Balance strategies all performed strongly by beating their primary benchmarks for the year.
•We paid $5.6 million of dividends to our common stockholders.
•We repurchased 205,521 shares of our common stock for an aggregate purchase price of $2.9 million.
•Our financial position remains strong with liquid cash and short-term investments of $39.2 million and no debt as of December 31, 2022.

Revenues
We derive our revenues from investment advisory fees, trust fees and other revenues. Our advisory fees are generated by Westwood Management and Westwood International Advisors (prior to its closure, effective September 30, 2020), which manage client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of AUM and AUA and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Certain of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter, and our Consolidated Financial Statements contain no deferred advisory fee revenues.
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
Our other revenues primarily consist of investment income from seed money investments into new investment strategies.
Employee Compensation and Benefits
Employee compensation and benefits costs generally consist of salaries, sales commissions, incentive compensation, stock-based compensation expense and benefits.
Sales and Marketing
Sales and marketing costs relate to our marketing efforts, including travel and entertainment, direct marketing and advertising costs.
Westwood Mutual Funds
Expenses for Westwood mutual funds relate to our marketing, distribution and administration of the Westwood Funds®.
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
Acquisition expense
Acquisition expense consists of costs related to the Salient Acquisition.
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
Firm-wide Assets Under Management
Firm-wide assets under management of $16.1 billion at December 31, 2022 consisted of $14.8 billion of AUM and $1.3. billion of AUA.
AUM increased $0.3 billion, or 2%, to $14.8 billion at December 31, 2022 compared to $14.5 billion at December 31, 2021. Quarterly average AUM decreased $1.2 billion, down 9%, to $13.1 billion compared with $14.3 billion for 2021. The decrease in average AUM was primarily due to $1.5 billion of market depreciation in 2022.
AUM increased $1.5 billion, or 11%, to $14.5 billion at December 31, 2021 compared to $13.0 billion at December 31, 2020. Quarterly average AUM increased $1.9 billion, up 15%, to $14.3 billion for 2021 compared with $12.4 billion for 2020. The increase in average AUM was primarily due to $2.2 billion of market appreciation in 2021.
AUA of $1.3 billion at December 31, 2022 rose from $0.3 billion at December 31, 2021 principally due to $0.9 billion of AUA acquired as part of the Salient transaction. AUA relates to our model portfolios for which we provide investment advice on a fee basis without having investment management authority.
The following table presents our AUM (in millions, except percentages):

	As of December 31,
	2022	Change	2021	Change	2020
Institutional(1)	$6,785	(4)%	$7,037	7%	$6,567
Wealth Management(2)	3,666	(17)%	4,420	2%	4,335
Mutual Funds(3)	4,328	42%	3,046	42%	2,143
Total AUM(4)	$14,779	2%	$14,503	11%	$13,045

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
(2)Wealth Management includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provides advisory services to high net worth individuals. Investment sub-advisory services are provided for the common trust funds by Westwood Management, Westwood International Advisors (prior to its closure, effective September 30, 2020) and unaffiliated sub-advisors. For certain assets in this category Westwood Trust provides limited custodial services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future.
(3)Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, institutional investors and wealth management accounts.
(4)AUM for 2022, 2021 and 2020 excludes approximately $1.3 billion, $292 million and $267 million of assets under advisement, respectively, related to our model portfolios for which we provide investment advice on a fee basis without having investment management authority. We added $0.9 billion of AUA from the Salient Acquisition.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2022
AUM (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$7,037	$4,420	$3,046	$14,503
Client flows:
Inflows	286	457	800	1,543
Outflows	(698)	(714)	(1,029)	(2,441)
Net client flows	(412)	(257)	(229)	(898)
Salient Acquisition	788	—	1,873	2,661
Market depreciation	(628)	(497)	(362)	(1,487)
Net change	(252)	(754)	1,282	276
End of period assets	$6,785	$3,666	$4,328	$14,779

The increase in AUM for the year ended December 31, 2022 was due to $2.7 billion of AUM from the Salient Acquisition, offset by market depreciation of $1.5 billion and net outflows of $0.9 billion. Net outflows were primarily related to our LargeCap Value, Income Opportunity and Enhanced Balance strategies.

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

The increase in AUM for the year ended December 31, 2021 was due to market appreciation of $2.2 billion and net inflows of $0.8 billion, partially offset by the transition of our Global Convertibles team.
Net inflows were primarily related to our SmallCap Value strategy, partially offset by net outflows in our Enhanced Balance strategy.
In late 2020 we decided to exit the stand-alone convertibles business and our Global Convertibles team transitioned back to Aviva Investors, from which they had joined Westwood. As a result, $1.6 billion in two sub-advised Global Convertibles mandates returned to Aviva as of April 1, 2021.

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

	Years ended December 31,
	(in thousands, except percentages)
	2022	Change	2021	Change	2020
Revenues:
Advisory fees:
Asset-based	$46,685	2%	$45,927	21%	$38,028
Performance-based	1,018	(69)	3,335	19	2,808
Trust fees	21,686	(10)	24,030	2	23,563
Trust performance-based fees	—	NM	101	(72)	366
Other revenues, net	(708)	109	(339)	(198)	346
Total revenues	68,681	(6)	73,054	12	65,111
Expenses:
Employee compensation and benefits	40,124	(6)	42,532	1	42,141
Sales and marketing	2,003	56	1,280	7	1,194
Westwood mutual funds	2,201	(17)	2,657	58	1,681
Information technology	7,719	(5)	8,161	1	8,111
Professional services	5,357	22	4,391	3	4,271
General and administrative	9,057	12	8,074	(10)	8,941
Acquisition expenses	7,093	NM	—	NM	—
Impairment expense	—	NM	—	NM	3,403
(Gain) loss on foreign currency transactions	—	NM	—	NM	(1,184)
Total expenses	73,554	10	67,095	(2)	68,558
Net operating income (loss)	(4,873)	(182)	5,959	(273)	(3,447)
Realized gains on private investments	—	NM	8,371	NM	—
Net change in unrealized appreciation (depreciation) on private investments	(1,495)	(17)	(1,797)	153	(711)
Investment income	266	(69)	868	44	604
Other income	907	51	602	346	135
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	—	NM	—	NM	(4,169)
Income (loss) before income taxes	$(5,195)	(137)%	$14,003	(285)%	$(7,588)
Provision for income taxes	(567)	(113)	4,240	212	1,359
Net income (loss)	$(4,628)	(147)%	$9,763	(209)%	$(8,947)
NM - Not meaningful

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Total Revenues. Total revenues decreased $4.4 million, or 6%, to $68.7 million compared with $73.1 million for 2021. The decrease was attributable to a $2.3 million decrease in Trust fees due to lower average AUM, and a decrease in performance fees, partially offset by a $0.8 million increase in asset-based advisory fees.
Employee Compensation and Benefits. Employee compensation and benefits expenses decreased due to lower commissions and incentive compensation, partially offset by higher salaries following an increase in headcount from the Salient Acquisition.
Sales and Marketing. Sales and marketing expenses increased as in-person sales activities returned to pre-COVID-19 levels.

Professional Services. Professional services expenses increased primarily due to higher subadvisory expenses and various legal costs.
General and administrative. General and administrative expenses increased 12% to $9.1 million compared to $8.9 million in 2021 primarily due to higher rent expense following our Houston, Texas office space expansion.
Acquisition expenses. Acquisition expenses are related to the Salient Acquisition and consisted primarily of investment banking fees, legal fees, information technology expenses related to systems integrations, mutual fund costs related to proxy solicitations and information technology integration costs. $1.8 million of acquisition expenses incurred in the nine months ended September 30, 2022 were included in Professional Services ($1.0 million), Westwood Mutual Funds ($0.5 million) and Information Technology ($0.3 million) before being reclassified to acquisition expenses upon consummation of the Salient Acquisition.
Net change in unrealized appreciation (depreciation) on private investments. We recorded a $1.6 million net change in unrealized depreciation to reflect a market transaction related to our investment in Charis.
Provision for Income Taxes. The effective tax rate was 10.9% for 2022 compared to 30.3% for 2021. Our income tax rate differed from the 21% statutory tax rate due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date, along with the impact of state and local taxes.
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
Supplemental Financial Information
As supplemental information, we are providing non-GAAP performance measures that we refer to as Economic Earnings and Economic earnings per share ("EPS"). We provide these measures in addition to, but not as a substitute for, net income (loss) and earnings (loss) per share, which are reported on a generally accepted accounting principles ("GAAP") basis. Our management and Board of Directors review Economic Earnings and Economic EPS to evaluate our ongoing performance, allocate resources, and review our dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP net income (loss) or earnings (loss) per share, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without also considering financial information prepared in accordance with GAAP.
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

For the year ended December 31, 2022, our Economic Earnings decreased by 80% to $3.6 million compared with $17.5 million for the year ended December 31, 2021. 2022 Economic Earnings was impacted by lower revenues, including lower performance fees, and higher expenses related to the Salient Acquisition.
The following table provides a reconciliation of net income (loss) to Economic Earnings:

	For the years ended December 31, (in thousands, except percentages and per share data)
	2022	Change	2021	Change	2020	Change	2019	Change	2018
Net Income (Loss)	$(4,628)	(147)%	$9,763	(209)%	$(8,947)	(251)%	$5,911	(78)%	$26,751
Add: Stock-based compensation expense	6,001	3	5,834	(13)	6,701	(35)	10,305	(33)	15,283
Add: Impairment expense	—	NM	—	NM	3,403	NM	—	NM	—
Add: Intangible amortization	1,889	16	1,624	(6)	1,721	—	1,726	3	1,672
Add: Currency translation adjustment reclassification	—	NM	—	NM	4,169	NM	—	NM	—
Add: Tax benefit from goodwill amortization	302	27	237	—	237	—	237	—	237
Economic Earnings	$3,564	(80)%	$17,458	140%	$7,284	(60)%	$18,179	(59)%	$43,943
Economic Earnings per Share	$0.45	(80)%	$2.20	142%	$0.91	(58)%	$2.15	(58)%	$5.14

The following table provides Economic Earnings by segment:

	For the years ended December 31, (in thousands, except percentages)
	2022	Change	2021	Change	2020	Change	2019	Change	2018
Economic Earnings by Segment:
Advisory	$15,288	(25)%	$20,259	133%	$8,713	(55)%	$19,186	(60)%	$47,574
Trust	3,087	(61)	8,018	41	5,668	(24)	7,487	31	5,737
Westwood Holdings	(14,811)	37	(10,819)	52	(7,097)	(16)	(8,494)	(9)	(9,368)
Total	$3,564	(80)%	$17,458	140%	$7,284	(60)%	$18,179	(59)%	$43,943

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data (in thousands)	2022	2021
Cash and cash equivalents	$23,859	$15,206
Accounts receivable	13,900	11,152
Total liquid assets	$37,759	$26,358
Investments, at fair value	$15,342	$65,024
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We reinstated a dividend in the first quarter of 2021, following its suspension in the second quarter of 2020 as we preserved financial flexibility amid the uncertainties created by the COVID-19 pandemic. We had no debt as of December 31, 2022 and 2021. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and short-term investments of $39.2 million and $80.2 million as of December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, working capital aggregated $40.6 million and $78.0 million, respectively.

The Salient Acquisition required an upfront cash payment of $35.0 million upon closing, with expected subsequent payments of up to $25.0 million over several years, upon satisfaction of certain revenue retention and growth targets. Those payments are expected to be made from a combination of cash on hand, cash flows from operations and equity.
Westwood Trust is required by the Texas Finance Code to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2022, Westwood Trust had approximately $21.2 million in excess of its minimum capital requirement.

	For the years ended December 31,
Cash Flow Data (in thousands)	2022	2021	2020
Operating cash flows	$51,490	$19,385	$(9,770)
Investing cash flows	(33,739)	9,566	(4)
Financing cash flows	(9,103)	(26,806)	(25,812)

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
During 2022, cash flow provided by operating activities was $51.5 million, compared to cash used in operating activities of $19.4 million during 2021, and cash flow provided by operating activities of $9.8 million during 2020. The increase of $32.1 million from 2021 to 2022 primarily reflected the net sales of investments to fund the Salient Acquisition. The increase of $29.2 million from 2020 to 2021 primarily reflected net sales of investments and net income in 2021.
Cash flow used in investing activities in 2022 was primarily related to the Salient Acquisition. Cash flow provided by investing activities in 2021 was related to realized gains on private investments and the sale of property and equipment following the sublease of a portion of our Dallas, Texas corporate office space. Cash flow used in investing activities was insignificant in 2020.
Cash used in financing activities was $9.1 million in 2022 compared to $26.8 million and $25.8 million in 2021 and 2020, respectively. The change from 2021 to 2022 primarily related to lower dividends in 2022. The change from 2020 to 2021 primarily related to higher dividends following the reinstatement of dividends in 2021 and repurchases of common stock under our share repurchase plan.
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
Cash Dividends
The following table summarizes dividends declared during 2022 and 2021:

2022 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 9, 2022	March 4, 2022	April 1, 2022	$0.15
April 27, 2022	June 3, 2022	July 1, 2022	$0.15
July 27, 2022	September 2, 2022	October 1, 2022	$0.15
October 26, 2022 (1)	December 22, 2023	January 23, 2023	$0.15
			$0.60

2021 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 10, 2021	March 2, 2021	April 1, 2021	$0.10
April 8, 2021	June 4, 2021	July 1, 2021	$0.10
July 27, 2021 (1)	August 6, 2021	August 20, 2021	$2.50
July 27, 2021	September 3, 2021	October 1, 2021	$0.10
October 27, 2021	December 3, 2021	January 3, 2022	$0.15
			$2.95
(1) This dividend was treated for accounting purposes as a return of capital.
Contractual Obligations
Purchase commitments
Our purchase commitments primarily consist of outsourced information technology services, software licenses and commitments for financial research tools. As of December 31, 2022, our purchase commitments for the next five years and thereafter were as follows (in thousands):

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase commitments(1)	$7,944	$4,654	$3,290	$—	$—

(1)    A “purchase commitment” is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. The above purchase commitments exclude agreements that are cancelable without significant penalty.
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
Business Combinations
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. In a business combination, we allocate the purchase price to the acquired business’ identifiable assets and liabilities at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill.
The assets acquired and liabilities assumed in our business combinations consist of acquired working capital and finite-lived and indefinite-lived intangible assets. The carrying value of acquired working capital approximates its fair value, given the short-term nature of these assets and liabilities. We estimated the fair value of finite-lived and indefinite-lived intangible assets acquired using a discounted cash flow approach, which included an analysis of the future cash flows expected to be generated by such assets and the risk associated with achieving such cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible assets, which include revenues, operating expenses and taxes. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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
We evaluated (i) our relationship as sponsor of the Common Trust Funds ("CTFs") and managing member of the private equity funds Westwood Hospitality and Westwood Technology Opportunities Fund I, LP (collectively the "Private Funds"), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud, Charis, Broadmark, Zarvona Energy Fund GP and Zarvona Energy Fund II-A as discussed in Note 6 “Investments” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data” to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
Based on our analyses, we determined that the CTFs, Private Funds and Zarvona Energy Fund II-A were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. As we do not qualify as primary beneficiaries for those entities we have not consolidated our investments in those entities for the periods ending December 31, 2022 and 2021.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Charis, Zarvona Energy Fund GP and Broadmark (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities we have not consolidated our investments in those entities for the periods ending December 31, 2022 and 2021.
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

The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analysis performed in 2022, we concluded that there were no changes that were reasonably likely to cause the fair value of the Trust reporting unit to be less than the reporting unit's carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.
The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference.
We completed our annual assessment of Trust goodwill in the third quarter of 2022 using a qualitative approach. There was no goodwill impairment in the Trust segment during the years ended December 31, 2022, 2021 or 2020.
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
We are required to assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. As of December 31, 2022 and 2021, we have not recorded a valuation allowance on any deferred tax assets. In the event that sufficient taxable income does not result in future years, a valuation allowance may be required.
We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority based on the merits of the position. We periodically review our tax positions and adjust the balances as new information becomes available. In making these assessments, we often must analyze complex tax laws of multiple domestic and international jurisdictions. The actual outcome of our tax positions, if significantly different from our estimates, could materially impact the financial statements. Further information on uncertain tax positions is included in Note 9 “Income Taxes” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data.”
Accounting Developments
See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for a description of any new accounting standards and their anticipated effects on our Consolidated Financial Statements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Our revenues are primarily generated from fees derived as a percentage of our AUM, which is subject to market risks. Additionally, we invest corporate capital in various financial instruments, including U. S. treasury bills and equity funds, all of which present inherent market risks. We do not currently participate in any hedging activities, nor do we utilize any derivative financial instruments. The following information describes key aspects of certain financial instruments that involve market risks.
Securities Markets and Interest Rates
The value of AUM is affected by fluctuations in securities markets and changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of AUM, our revenues may be adversely affected by a decline in the prices of securities or changing interest rates. A hypothetical 10% decrease in our average AUM during the year ended December 31, 2022 would have reduced our reported consolidated total revenue by approximately $7 million.

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
During 2022, the Audit Committee of the Board of Directors (the "Audit Committee") of the Company completed a comprehensive process to determine which audit firm would serve as the Company's independent registered public accounting firm. As a result of that process and following careful deliberation, the Company,with the approval of the Audit Committee, dismissed Deloitte & Touche LLP (“Deloitte") as the Company's independent registered public accounting firm on April 26, 2022, which was effective immediately upon filing of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
On and effective as of April 26, 2022, the Company appointed BDO USA LLP ("BDO") as the Company's new independent registered public accounting firm. The Audit Committee approved the appointment.
Deloitte’s reports on the Company’s consolidated financial statements for the years ended December 31, 2021 and December 31, 2020 contained no disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and no reportable events (as such term is defined in Item 304(a)(1)(v) of Regulation S-K.
The Company had no disagreements with its current or former independent registered public accounting firms.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management excluded Salient Partners, which was acquired by the Company on November 18, 2022, from its assessment of the effectiveness of internal control over financial reporting as the Company may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the registrant’s internal control for up to one year from the acquisition date. As of December 31, 2022, Salient represents approximately 5% of total revenues and approximately 33% of total assets of our consolidated financial statement amounts.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2022, Westwood’s internal control over financial reporting is effective based on those criteria.
Westwood is not required to, nor did it, engage an independent registered public accounting firm to issue an audit report on our assessment of Westwood's internal control over financial reporting.

By:	/s/ Brian O. Casey
Brian O. Casey, Chief Executive Officer

/s/ Murray Forbes III
Murray Forbes III, Chief Financial Officer & Treasurer
March 13, 2023
Dallas, Texas

Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is, or will be, set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information as of December 31, 2022 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Eighth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan and the Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries, which are our only equity compensation plans in effect at that time. The material terms of these plans were approved by our stockholders and are discussed in Note 8 “Employee Benefits” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data."

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	157,000	(1)
(1) 157,000 shares are available under our First Amendment to the Eighth Amended and Restated Stock Incentive Plan. Our Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries was effectively terminated following the closure of Westwood International Advisors.
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
Chief Executive Officer and Director
Dated: March 13, 2023
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

Signatures	Title

/s/ Brian O. Casey	Chief Executive Officer and Director
Brian O. Casey	(Principal Executive Officer)

/s/ Murray Forbes III	Chief Financial Officer and Treasurer
Murray Forbes III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard M. Frank	Chairman of the Board of Directors
Richard M. Frank

/s/ Susan M. Byrne	Vice Chairman of the Board of Directors
Susan M. Byrne

/s/ Ellen H. Masterson	Director
Ellen H. Masterson

/s/ Geoffrey R. Norman	Director
Geoffrey R. Norman

/s/ Randy A. Bowman	Director
Randy A. Bowman

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Westwood Holdings Group, Inc.
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Westwood Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.
Acquisition of Salient – Valuation of Contingent Consideration Liabilities
As described in Note 3 to the consolidated financial statements, the Company consummated a business combination on November 18, 2022, for total purchase consideration of $46.3 million, net of cash acquired. The total purchase consideration includes the estimated fair value of contingent consideration subject to the acquired business’s achievement of certain revenue targets. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, the consideration paid was recorded at fair value at the acquisition date. In connection with the business combination, the Company recorded contingent consideration liabilities of $10.6 million and $2.3 million, related to revenue retention and growth earnout payments, respectively.
We identified the estimation of the acquisition date fair value of the contingent consideration liabilities as a critical audit matter. The Company estimated the fair value of the contingent consideration liabilities using Monte Carlo simulation models, which are complex valuation models that required management’s use of a third-party specialist as well as required management to make significant estimates and assumptions related to revenue growth projections, revenue volatility and discount rates. Changes to the assumptions utilized could have had a significant impact on the fair value of the contingent consideration liabilities. Auditing these assumptions involved especially subjective and complex auditor judgment, including the use of valuation professionals with specialized skills and knowledge.
The primary procedures we performed to address this critical audit matter included:
2

•Evaluating the reasonableness of the revenue growth projections used in the estimation of the fair value of the contingent consideration liabilities involved including considering the consistency with external economic and market data.
•Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the appropriateness of the Company’s valuation models and the reasonableness of the revenue volatility and discount rates and performing sensitivity analyses for certain revenue growth projections used in the models and comparing those results to the Company’s estimates.
Acquisition of Salient – Valuation of Certain Intangible Assets
As described in Note 3 to the consolidated financial statements, the Company consummated a business combination on November 18, 2022, for total purchase consideration of $46.3 million, net of cash acquired. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, the assets acquired were recorded at their fair values at the acquisition date. In connection with the business combination, the Company recorded intangible assets, which primarily included client relationships and a tradename with acquisition-date fair values of $14.0 million and $3.8 million, respectively.
We identified the estimation of the acquisition date fair value of the client relationships and tradename intangible assets as a critical audit matter. The Company estimated the fair value of the client relationships intangible asset using the multi-period excess earnings method, which required management to make significant estimates and assumptions related to revenue growth projections, earnings growth rates, contributory asset charges, and the selection of discount rates. The Company estimated the fair value of tradename intangible asset using the relief-from-royalty method which required management to make significant estimates and assumptions related to revenue growth projections, earnings growth rates, royalty rates, and the selection of discount rates. Changes to the assumptions utilized could have had a significant impact on the fair value of the intangible assets. Auditing these assumptions involved especially subjective and complex auditor judgment, including the use of valuation professionals with specialized skills and knowledge.
The primary procedures we performed to address the critical audit matter included:
•Evaluating the reasonableness of the revenue growth projections and earnings growth rates used in the determination of the fair value of the client relationships and tradename intangible assets involved including considering the consistency with historical data as well as consistency with external economic and market data.
•Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the appropriateness of the Company’s valuation models and the reasonableness of the contributory asset charges and discount rates used in the valuation of the client relationships and the royalty rates and discount rates used in the valuation of the tradename intangible asset.
We have served as the Company's auditor since 2022.

/s/	BDO USA, LLP
Dallas, Texas
March 13, 2023

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Westwood Holdings Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Westwood Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statement of comprehensive income (loss), stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
/s/Deloitte & Touche LLP
Dallas, Texas
March 4, 2022
We began serving as the Company’s auditor in 2015. In 2022 we became the predecessor auditor.
4

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values and share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$23,859	$15,206
Accounts receivable	13,900	11,152
Investments, at fair value	15,342	65,024
Income taxes receivable	446	233
Other current assets	4,645	2,246
Total current assets	58,192	93,861
Investments	4,455	4,455
Equity method investments	6,574	—
Noncurrent investments at fair value	3,027	4,513
Goodwill	35,732	16,401
Deferred income taxes	1,762	848
Operating lease right-of-use assets	4,976	4,868
Intangible assets, net	28,952	11,911
Property and equipment, net of accumulated depreciation of $9,277 and $8,637	1,828	2,114
Other long-term assets	929	634
Total long-term assets	88,235	45,744
Total assets	$146,427	$139,605
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$5,678	$2,637
Dividends payable	1,745	1,800
Compensation and benefits payable	8,689	9,530
Operating lease liabilities	1,502	1,409
Income taxes payable	—	466
Total current liabilities	17,614	15,842
Accrued dividends	701	1,133
Contingent consideration	12,901	—
Noncurrent operating lease liabilities	4,563	4,724
Total long-term liabilities	18,165	5,857
Total liabilities	35,779	21,699
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 11,527,544 and outstanding 8,881,831 shares at December 31, 2022; issued 10,658,644 and outstanding 8,253,491 shares at December 31, 2021	115	107
Additional paid-in capital	199,914	195,187
Treasury stock, at cost – 2,645,713 shares at December 31, 2022; 2,405,154 shares at December 31, 2021	(85,128)	(81,750)
Retained earnings (accumulated deficit)	(4,253)	4,362
Total stockholders’ equity	110,648	117,906
Total liabilities and stockholders’ equity	$146,427	$139,605

See Notes to Consolidated Financial Statements.
5

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except shares and per share data)

	Years ended December 31,
	2022	2021	2020
Revenues:
Advisory fees:
Asset-based	$46,685	$45,927	$38,028
Performance-based	1,018	3,335	2,808
Trust fees	21,686	24,030	23,563
Trust performance-based	—	101	366
Other, net	(708)	(339)	346
Total revenues	68,681	73,054	65,111
Expenses:
Employee compensation and benefits	40,124	42,532	42,141
Sales and marketing	2,003	1,280	1,194
Westwood mutual funds	2,201	2,657	1,681
Information technology	7,719	8,161	8,111
Professional services	5,357	4,391	4,271
General and administrative	9,057	8,074	8,941
Acquisition expense	7,093	—	—
Impairment expense	—	—	3,403
(Gain) loss on foreign currency transactions	—	—	(1,184)
Total expenses	73,554	67,095	68,558
Net operating income (loss)	(4,873)	5,959	(3,447)
Realized gains on private investments	—	8,371	—
Net change in unrealized appreciation (depreciation) on private investments	(1,495)	(1,797)	(711)
Investment income	266	868	604
Other income	907	602	135
Foreign currency translation adjustments to net income (loss) upon liquidation of a foreign subsidiary	—	—	(4,169)
Income (loss) before income taxes	(5,195)	14,003	(7,588)
Provision for income taxes	(567)	4,240	1,359
Net income (loss)	$(4,628)	$9,763	$(8,947)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1,226)
Reclassification of cumulative foreign currency translation adjustments to net income (loss) upon liquidation of a foreign currency	—	—	4,169
Total comprehensive income (loss)	$(4,628)	$9,763	$(6,004)

Earnings (loss) per share:
Basic	$(0.59)	$1.24	$(1.12)
Diluted	$(0.59)	$1.23	$(1.12)
Weighted average shares outstanding:
Basic	7,844,363	7,875,395	7,987,554
Diluted	7,844,363	7,927,972	7,987,554

See Notes to Consolidated Financial Statements.

6

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
BALANCE, December 31, 2019	8,881,086	$103	$203,441	$(63,281)	$(2,943)	$10,967	$148,287
Net loss	—	—	—	—	—	(8,947)	(8,947)
Other comprehensive income	—	—	—	—	(1,226)	—	(1,226)
Foreign currency translation adjustments reclassification	—	—	—	—	4,169	—	4,169
Issuance of restricted stock, net of forfeitures	193,968	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	6,701	—	—	—	6,701
Reclassification of compensation liability to be paid in shares	—	—	212	—	—	—	212
Dividends declared ($0.43 per share)	—	—	—	—	—	(3,715)	(3,715)
Purchases of treasury stock	(679,756)	—	—	(12,952)	—	—	(12,952)
Purchase of treasury stock under employee stock plans	(27,474)	—	—	(697)	—	—	(697)
Issuance of treasury stock under employee stock plans	2,169	—	(84)	83	—	—	(1)
Restricted stock returned for payment of taxes	(43,045)	—		(1,120)	—	—	(1,120)
BALANCE, December 31, 2020	8,326,948	$105	$210,268	$(77,967)	$—	$(1,695)	$130,711
Net income	—	—	—	—	—	9,763	9,763
Issuance of restricted stock, net of forfeitures	158,098	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	5,835	—	—	—	5,835
Return of capital ($2.50 per share)	—	—	(20,823)	—	—	—	(20,823)
Dividends declared ($0.45 per share), net of forfeitures	—	—	—	—	—	(3,706)	(3,706)
Purchases of treasury stock	(182,549)	—	—	(2,990)	—	—	(2,990)
Issuance of treasury stock under employee stock plans	2,353	—	$(91)	$91	—	—	—
Restricted stock returned for payment of taxes	(51,359)	—	—	(884)	—	—	(884)
BALANCE, December 31, 2021	8,253,491	$107	$195,187	$(81,750)	$—	$4,362	$117,906
Net loss	—	—	—	—	—	(4,628)	(4,628)
Issuance of restricted stock, net of forfeitures	868,900	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	6,001	—	—	—	6,001
Return of capital ($0.15 per share)	—	—	(1,166)	—	—	—	(1,166)
Dividends declared ($0.45 per share), net of forfeitures	—	—	—	—	—	(3,987)	(3,987)
Purchases of treasury stock	(205,521)	—	—	(2,851)	—	—	(2,851)
Issuance of treasury stock under employee stock plans	2,564	—	(100)	100	—	—	—
Restricted stock returned for payment of taxes	(37,603)	—	—	(627)	—	—	(627)
BALANCE, December 31, 2022	8,881,831	$115	$199,914	$(85,128)	$—	$(4,253)	$110,648
See Notes to Consolidated Financial Statements.

7

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(4,628)	$9,763	$(8,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	687	750	921
Amortization of intangible assets	1,889	1,624	1,721
Net change in unrealized (appreciation) depreciation on investments	2,136	1,845	1,056
Realized gains on private investments	—	(8,371)	—
Stock-based compensation expense	6,001	5,835	6,701
Deferred income taxes	(916)	620	754
Loss on asset disposition	—	—	48
Gain on asset disposition	—	(148)	—
Non-cash lease expense	1,110	1,235	1,500
Impairment of goodwill	—	—	3,403
Currency translation adjustment reclassification	—	—	4,169
Changes in operating assets and liabilities:
Net (purchases) sales of investments – trading securities	48,977	4,513	(19,562)
Accounts receivable	(313)	(1,702)	3,683
Other current assets	(1,842)	189	(170)
Accounts payable and accrued liabilities	1,251	1,009	(526)
Compensation and benefits payable	(861)	2,042	(2,270)
Income taxes payable	(687)	1,750	(690)
Other liabilities	(1,314)	(1,569)	(1,561)
Net cash provided by (used in) operating activities	51,490	19,385	(9,770)
Cash flows from investing activities:
Acquisition, net of cash acquired	(33,419)	—	—
Sale of investments	—	9,258	—
Purchases of investments	—	(15)	—
Purchases of property and equipment	(320)	(178)	(93)
Proceeds on sale of property and equipment	—	501	89
Net cash provided by (used in) investing activities	(33,739)	9,566	(4)
Cash flows from financing activities:
Purchases of treasury stock	(2,851)	(2,990)	(12,952)
Purchases of treasury stock under employee stock plans	—	—	(697)
Restricted stock returned for payment of taxes	(627)	(884)	(1,120)
Cash dividends	(5,625)	(22,932)	(11,043)
Net cash used in financing activities	(9,103)	(26,806)	(25,812)
Effect of currency rate changes on cash	5	45	(1,164)
Net increase (decrease) in cash and cash equivalents	8,653	2,190	(36,750)
Cash and cash equivalents, beginning of year	15,206	13,016	49,766
Cash and cash equivalents, end of year	$23,859	$15,206	$13,016
Supplemental cash flow information:
Cash paid during the year for income taxes	$1,858	$1,858	$1,271
Right-of-use assets obtained in exchange for operating lease liabilities	$1,217	$—	$—
Accrued dividends	$2,446	$2,933	$1,336
Acquired contingent consideration	$12,901	$—	$—

See Notes to Consolidated Financial Statements.
8

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS:
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C. and Salient Advisors, LP (referred to hereinafter together as “Westwood Management”), and Westwood Trust. On July 27, 2020, Westwood’s Board of Directors approved the liquidation of Westwood International Advisors, which occurred effective September 30, 2020.
Westwood Management provides investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Prior to its liquidation, our wholly owned subsidiary, Westwood International Advisors, provided investment advisory services to institutional clients, the Westwood Funds®, other mutual funds, the UCITS Fund (which was liquidated in June 2020), individual investors and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds (“CTFs”) to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of AUM and fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Westwood Management is registered with the Securities and Exchange Commission ("SEC") as an investment adviser under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.
Acquisition of Asset Management Business of Salient Partners, L.P.
On November 18, 2022, we completed our acquisition (the "Salient Acquisition") of the asset management business of Salient Partners, L.P., a Delaware limited partnership (“Salient Partners”).
Salient Partners is a Houston-based real asset and investment firm that offered a suite of strategies focused on energy and infrastructure, real estate and tactical alternative investments. Westwood purchased substantially all of the properties, rights and assets and assumed certain liabilities of Salient Partners. Westwood acquired Salient Partners’ four distinct investment capabilities: Energy Infrastructure, Tactical Absolute Return, Real Estate, and Private Investments.
As part of the Salient Acquisition we also acquired Salient Capital LP ("SCLP"), Forward Securities LLC ("Forward") and Salient Advisors, LP ("Salient Advisors"). SCLP is an SEC-registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member and serves as a sub-placement agent for private placements. Forward is a limited broker-dealer and FINRA member which formerly acted as the distributor of the Salient Mutual Funds and the Forward Funds. Salient Advisors is an SEC registered investment adviser, a Commodity Futures Trading Commission ("CFTC") registered Commodity Pool Operator ("CPO") and a National Futures Association ("NFA") member. Salient Advisors is an advisor to the Westwood Salient Tactical Plus Fund, which is subadvised by Broadmark Asset Management, LLC ("Broadmark").
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a variable interest entity (“VIE”), or a voting interest entity (“VOE”), under GAAP and whether we have a controlling financial interest in the entity. Assessing whether or not an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include, but are not limited to, the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. We reconsider whether entities are a VIE or VOE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change investors’ abilities to direct the activities of the entity.
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
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality and Westwood Technology Opportunities Fund I, LP (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud, Charis, Broadmark, Zarvona Energy Fund GP and Zarvona Energy Fund II-A as discussed in Note 6 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
Based on our analyses, we determined that the CTFs, Private Funds and Zarvona Energy Fund II-A were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. As we do not qualify as primary beneficiaries for those entities we have not consolidated our investments in those entities for the periods ending December 31, 2022 and 2021.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Charis, Zarvona Energy Fund GP and Broadmark (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities we have not consolidated our investments in those entities for the periods ending December 31, 2022 and 2021.
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
Fair Value of Financial Instruments
We determined the estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 6 “Investments” and 7 “Fair Value Measurements” are not necessarily indicative of either the amounts realizable upon disposition of these instruments or of our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, accounts receivable, prepaid income taxes, other current assets, accounts payable and accrued liabilities, dividends payable, compensation and benefits payable and income taxes payable approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government and Government agency obligations, money market funds, equity funds, equities and exchange-traded bond funds, equals fair value based on prices quoted in active markets and, with respect to funds, the reported net asset value (“NAV”) of the shares held. Market values of our money market holdings generally do not fluctuate.
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
We completed our most recent annual goodwill impairment assessment during the third quarter of 2022, and determined that no goodwill impairment related to the Trust segment was required. There was no goodwill impairment in the Trust segment during the years ended December 31, 2022, 2021 or 2020.
Our intangible assets represent the acquisition date fair value of the acquired client relationships, trade names, non-compete agreements and the cost of internally-developed software, each of which is reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review our intangible assets for events or circumstances that would indicate impairment. See Note 11 “Goodwill and Other Intangible Assets.”
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
11

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues such as gains and losses from our seed money investments into net investment strategies. The "Other, net” revenues on our Consolidated Statements of Comprehensive Income (Loss) are the unrealized gains and losses on our seed money investments, and our seed money investments are included in "Investments, at fair value" on our Consolidated Balance Sheets. Our seed money investments were $7.3 million and $57.2 million at December 31, 2022 and 2021, respectively. Advisory and Trust fees are calculated based on a percentage of AUM and AUA, and the performance obligation is realized over the then-current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.
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
The Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (the “Canadian Plan”) provided compensation in the form of common stock for services performed by employees of Westwood International Advisors, prior to its 2020 closure. We recorded compensation costs for these awards on a straight-line basis over the vesting period once we determined it was probable that the award would be earned.  Awards expected to be settled in shares were funded into a trust pursuant to an established Canadian employee benefit plan. Generally, the Canadian trust subsequently acquired Westwood common shares in market transactions and held such shares until the shares were vested and distributed, or forfeited. Shares held in the trust were shown on our Consolidated Balance Sheet as treasury shares. Until shares were acquired by the trust, we recorded compensation costs and measured the liability as a cash-based award, which was included in “Compensation and benefits payable” on our Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020 there was no compensation expense recorded for these awards. When the number of shares related to an award was determinable, the award became an equity award accounted for in a manner similar to restricted stock, which is described in Note 8 “Employee Benefits.”
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
Revenue and expense transactions are recorded at the rates of exchange prevailing on the dates of the transactions. Gains and losses resulting from transactions in foreign currencies are included in “(Gain) loss on foreign currency transactions” in our
12

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Comprehensive Income (Loss). For the year ended December 31, 2020, we recorded a gain of $1.2 million.
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
We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority based on the merits of the position. We include penalties and interest on income-based taxes, if any, in the “General and administrative” line on our Consolidated Statements of Comprehensive Income (Loss). See Note 9 “Income Taxes.”
Business Combinations
In allocating the purchase price of a business combination, the Company records all assets acquired and liabilities assumed at fair value, with the excess of the purchase price over the aggregate fair values recorded as goodwill. ASC 820, Fair Value Measurements ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The fair value assigned to identifiable intangible assets acquired is based on estimates and assumptions made by management at the time of the acquisition. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.
The acquired client relationships, trade names and non-compete agreements are subject to fair value measurements based primarily on significant inputs not observable in the market and thus represent level 3 measurements. The valuation of an acquired client relationship utilizes an income approach, which provides an estimate of the fair value of an asset based on discounted cash flows and management estimates, including the estimated growth associated with existing clients, market growth and client attrition. The valuation of acquired trade names uses a relief from royalty method in which the fair value of the intangible asset is estimated to be the present value of royalties saved because the Company owns the intangible asset. Revenue projections and estimated useful lives are used in estimating the fair value of the trade names. The non-compete agreements are calculated using the differential cash flow method (with-or-without method), which utilizes the probability of certain employees competing with the Company and revenue projections to calculate the valuation of non-competition agreements.
When an acquisition includes future contingent consideration on achieving certain milestones, the Company estimates the earn-out fair value using Monte Carlo simulation models. The Monte Carlo simulations considered assumptions including revenue volatility, risk free rates, discount rates and additional revenue discount rates. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates or projected payment dates may result in higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date, and the fair value of the contingent consideration is remeasured at each subsequent reporting period with any change in fair value recognized as income or expense within the Consolidated Statements of Comprehensive Income (Loss).
Equity Method Investments
13

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in entities where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in "Equity method investments" on our Consolidated Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.
3. BUSINESS COMBINATIONS
Salient
Westwood completed the Salient Acquisition on November 18, 2022. The total consideration recorded for accounting purposes consisted of (i) $33.4 million in cash (net of cash acquired) and (ii) estimated contingent consideration of $12.9 million.
The Salient Acquisition was accounted for using the acquisition method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. The total consideration of $46.3 million has been allocated using Salient’s historical balance sheet at November 18, 2022 based on valuations of acquired assets and assumed liabilities in connection with the acquisition.
The allocation of the Salient Acquisition purchase price is as follows (in thousands):

(in thousands)
Cash consideration	$33,953
Estimated contingent consideration	12,901
Cash acquired	(534)
Total consideration, net of cash acquired	$46,320

Assets
Current assets:
Accounts receivable	$2,435
Other current assets	850
Total current assets	3,285
Equity method investments	6,519
Property and equipment	81
Intangible assets	18,900
Total Assets	$28,785

Liabilities
Accounts payable and accrued liabilities	$1,796
Total Liabilities	$1,796

Less: Net Assets Acquired	$26,989

Goodwill	$19,331

The estimated $12.9 million of contingent consideration relates to two separate earn-outs:
1.Revenue retention earn-out
The Salient Acquisition contains contingent consideration related to revenue retention, which has a maximum payment amount of $15.0 million. The gross amount is based on the retention of a minimum level of net revenue in the fifteen, eighteen, twenty-one and twenty-four months following the close of the Salient Acquisition. As this earn-out is expected to be settled with cash it was accounted for as a liability on our Consolidated Balance Sheets.
The fair value of the revenue retention earn-out was estimated by using overall revenue growth projections combined with existing customer base revenues, both discounted and probability-weighted. The fair value measurement of the revenue retention earn-out was estimated using Monte Carlo simulation models and was based primarily on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820. See further discussion in Note 7 "Fair Value Measurements."
2.    Growth earn-out
14

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Salient Acquisition contains contingent consideration related to growth, which has a maximum payment amount of $10.0 million. The growth earn-out payment is based on growth in net revenue in the second and third years following the close of the Salient Acquisition. The growth earn-out payment, if any, would be paid in shares of the Company’s common stock in amounts equivalent to the dollar value of the earn-out. As this earn-out did not satisfy the equity classification criteria of ASC 805, Business Combinations it was accounted for as a liability on our Consolidated Balance Sheets.
The fair value of the growth earn-out was estimated by using overall revenue growth projections combined with existing customer base revenues, both discounted and probability-weighted. The fair value measurement of the growth earn-out was estimated using Monte Carlo simulation models and was based primarily on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820. See further discussion in Note 7 "Fair Value Measurements."
The following are the identifiable intangible assets acquired (in thousands) and their respective useful lives:

	Preliminary Estimated Fair Value	Weighted Average Amortization Period
	(in thousands)	(in years)
Client relationships	$14,000	11.1
Trade name	3,800	0.6
Non-compete agreements	1,100	0.2
Total	$18,900	11.9

The client relationships asset was valued using the income approach (multi-period excess earnings method) and is amortized to “General and administrative” expense on our Consolidated Statements of Comprehensive Income (Loss) over an estimated useful life of fifteen years. Significant assumptions and estimates utilized in the model include the revenue growth projections, earnings growth rates, contributory asset charges and the selection of discount rates.
The trade name asset was valued using the relief-of-royalty method and is amortized to to “General and administrative” expense on our Consolidated Statements of Comprehensive Income (Loss) over an estimated useful life of three years. Significant assumptions and estimates utilized in the model include the revenue growth projections, earnings growth rates, royalty rates and the selection of discount rates.
The non-compete agreements asset was valued using the differential discounted cash flow method (with and without method) and is amortized to "General and administrative” expense on our Consolidated Statements of Comprehensive Income (Loss) over an estimated useful life of three years. Significant assumptions and estimates utilized in the model include the revenue growth projections, earnings growth rates, length of the non-compete agreements, ability to compete, the impact of competition and the selection of discount rates.
At the time of the acquisition, the Company believed that its enhanced size, expanded range of investment strategies and expected realization of synergies were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of December 31, 2022, $5.9 million of the goodwill arising from the acquisition is expected to be deductible for tax purposes.
Through December 31, 2022, the Company has included $3.1 million of revenue and $0.1 million of net loss related to Salient in its Consolidated Statements of Comprehensive Income (Loss).
Pro Forma Financial Information
The following unaudited pro forma results of operations for the twelve months ended December 31, 2022 and 2021 assume the Salient Acquisition had occurred on January 1, 2021, after giving effect to acquisition accounting adjustments relating to amortization of the valued intangible assets and to record additional compensation costs related to restricted stock granted as a result of the acquisition. These unaudited pro forma results exclude one-time, non-recurring costs related to the acquisition, including $7.1 million of acquisition expenses in 2022. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Salient Acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

15

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(in thousands)	2022	2021
Total revenues	$95,094	$99,467
Net loss	$(2,310)	$(1,664)

4. REVENUE
Advisory Fee Revenues
Our advisory fees are generated by Westwood Management and Westwood International Advisors (prior to its closure, effective September 30, 2020), for managing client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of AUM and AUA, and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Consolidated Financial Statements contain no deferred advisory fee revenues. Advisory clients typically consist of institutional and mutual fund accounts.
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
Mutual funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, as well as offered as part of our suite of investment strategies for institutional investors and wealth management accounts.
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
The revenue is based on future market performance and is subject to many factors outside our control. We cannot conclude that a significant reversal in the cumulative amount of revenue recognized will not occur during the measurement period, and therefore the revenue is recorded at the end of the measurement period when the performance obligation has been satisfied.
Trust Fee Revenues
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of AUM. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. The fees for most of our trust clients are calculated quarterly in arrears, based on a daily average of AUM for the quarter, or monthly, based on the month-end value of AUM. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Consolidated Financial Statements contain no deferred fee revenues.
Revenue Disaggregated
16

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands). In 2021, we recast certain prior year revenues related to performance fees.

	Year Ended December 31,
	2022	2021	2020
Advisory Fees:
Institutional	$26,653	$31,069	$28,878
Mutual Funds	20,245	17,507	11,488
Wealth Management	805	686	470
Trust Fees	21,686	24,131	23,929
Other	(708)	(339)	346
Total revenues	$68,681	$73,054	$65,111

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Year Ended December 31, 2022	Advisory	Trust	Performance-based	Other	Total
Canada	$1,171	$—	$—	$—	$1,171
U.S.	45,514	21,686	1,018	(708)	67,510
Total	$46,685	$21,686	$1,018	$(708)	$68,681

Year Ended December 31, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	1,163	—	—	—	1,163
Europe	638	—	262	—	900
U.S.	45,512	24,131	1,687	(339)	70,991
Total	$47,313	$24,131	$1,949	$(339)	$73,054

Year Ended December 31, 2020	Advisory	Trust	Performance-based	Other	Total
Asia	$696	$—	$—	$—	$696
Canada	1,505	—	—	—	1,505
Europe	2,707	—	1,570	—	4,277
U.S.	33,120	23,563	1,604	346	58,633
Total	$38,028	$23,563	$3,174	$346	$65,111

5. SEGMENT REPORTING:
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
Advisory
17

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Advisory segment provides investment advisory services to (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals, (ii) sub-advisory relationships where Westwood provides investment management services to the Westwood Funds®, funds offered by other financial institutions and funds offered by our Trust segment and (iii) pooled investment vehicles, including the UCITS Fund (liquidated in June 2020) and collective investment trusts. Salient and Westwood Management, which provide investment advisory services to similar clients, are included in our Advisory segment. Westwood International Advisors (prior to its closure, effective September 30, 2020), is included in our Advisory segment.
Trust
Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2022
Revenues:
Net fee revenues from external sources	$47,703	$21,686	$—	$—	$69,389
Net intersegment revenues	2,080	336	—	(2,416)	—
Other revenue	(708)	—	—	—	(708)
Total revenues	49,075	22,022	—	(2,416)	68,681
Expenses:
Depreciation and amortization	394	1,603	579	—	2,576
Other operating expenses	33,249	18,336	21,809	(2,416)	70,978
Total expenses	33,643	19,939	22,388	(2,416)	73,554
Net change in unrealized appreciation on private investments	(640)	(460)	(395)	—	(1,495)
Investment income	310	(44)	—	—	266
Other income	—	—	907	—	907
Income (loss) before income taxes	15,102	1,579	(21,876)	—	(5,195)
Income tax expense (benefit)	4,040	574	(5,181)	—	(567)
Net income (loss)	$11,062	$1,005	$(16,695)	$—	$(4,628)

Segment assets	$283,027	$53,644	$30,308	$(220,552)	$146,427
Segment goodwill	$19,331	$16,401	$—	$—	$35,732
Expenditures for long-lived assets	$137	$84	$99	$—	$320

Year Ended December 31, 2021
Revenues:
Net fee revenues from external sources	$49,262	$24,131	$—	$—	$73,393
Net intersegment revenues	2,415	356	—	(2,771)	—
Other revenue	(339)	—	—		(339)
Total revenues	51,338	24,487	—	(2,771)	73,054
Expenses:
Depreciation and amortization	167	1,614	615	—	2,396
Other operating expenses	33,249	18,092	16,129	(2,771)	64,699
Total expenses	33,416	19,706	16,744	(2,771)	67,095
Realized gains on private investments	3,524	2,731	2,116	—	8,371
Net change in unrealized appreciation (depreciation) on private investments	(757)	(587)	(453)	—	(1,797)
Investment income	875	(7)	—	—	868
Other income	—	—	602	—	602
Income (loss) before income taxes	21,564	6,918	(14,479)	—	14,003
Income tax expense (benefit)	4,784	1,262	(1,806)	—	4,240
18

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Net income (loss)	$16,780	$5,656	$(12,673)	$—	$9,763

Segment assets	$222,335	$56,965	$12,784	$(152,479)	$139,605
Segment goodwill	$—	$16,401	$—	$—	$16,401
Expenditures for long-lived assets	$66	$61	$51	$—	$178

Year Ended December 31, 2020
Revenues:
Net fee revenues from external sources	$40,836	$23,929	$—	$—	$64,765
Net intersegment revenues	2,338	263	—	(2,601)	—
Net interest and dividend revenue	35	—	—	—	35
Other revenue	311	—	—	—	311
Total revenues	43,520	24,192	—	(2,601)	65,111
Expenses:
Depreciation and amortization	322	1,656	664	—	2,642
Impairment expense	3,403	—	—	—	3,403
Other operating expenses	34,675	17,398	13,041	(2,601)	62,513
Total expenses	38,400	19,054	13,705	(2,601)	68,558
Net change in unrealized appreciation (depreciation) on private investments	(311)	(222)	(178)	—	(711)
Investment income	552	52	—	—	604
Other income	—	—	135	—	135
Income before income taxes	5,361	4,968	(17,917)	—	(7,588)
Income tax expense (benefit)	3,456	1,977	(4,074)	—	1,359
Net income (loss)	$1,905	$2,991	$(13,843)	$—	$(8,947)

Segment assets	$204,827	$54,749	$17,247	$(127,671)	$149,152
Segment goodwill	$—	$16,401	$—	$—	$16,401
Expenditures for long-lived assets	$20	$24	$49	$—	$93

Geographical information
Refer to Note 4, “Revenue” for our revenue disaggregated by our clients' geographical location. As of December 31, 2022 and 2021, all of our property and equipment was in the United States.
6. INVESTMENTS:
Since 2018, the company has made strategic investments to enhance the services we provide our customers. Each of these investments is discussed below.
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
Following InvestCloud's recapitalization in the first quarter of 2021, we recorded a realized gain of approximately $8.4 million when our originally purchased shares were redeemed. This gain was recorded as "realized gains on private investments" on our Consolidated Statements of Comprehensive Income (Loss). Following this redemption, we re-invested $4.4 million of our proceeds into newly-issued shares of InvestCloud.
Charis. Our investment in Charis is included in “Noncurrent investments at fair value” on our Consolidated Balance Sheets and is measured at fair value on a recurring basis.
In the year ended December 31, 2022, we recorded an unrealized loss of $1.6 million for Charis to reflect a market transaction announced in January 2023. In the year ended December 31, 2021, we recorded an unrealized gain of $0.9 million
19

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for Charis following fair value increases from observed market transactions. In the year ended December 31, 2020, we recorded an unrealized loss of $0.5 million, primarily as a result of the global macroeconomic effects of the COVID-19 pandemic. These adjustments were recorded to "Net change in unrealized appreciation (depreciation) on private investments" on our Consolidated Statements of Comprehensive Income (Loss).
Private Equity Funding. In 2019 we made a $0.3 million investment in Westwood Hospitality. Our investment is included in “Noncurrent investments at fair value” on our Consolidated Balance Sheets, and it is measured at fair value on a recurring basis using NAV as a practical expedient.
Zarvona Energy Fund GP, L.P. and Zarvona Energy Fund II-A, L.P. These investments, acquired with Salient, represent ownership interests in non-controlled partnerships. These investment are included in “Equity method investments” on our Consolidated Balance Sheets, and are measured based on our share of the net earnings or losses of the investees.
Broadmark Asset Management LLC. This investment, acquired with Salient, represents a 47.5% ownership interest in a non-controlled corporation. This investment is included in “Equity method investments” on our Consolidated Balance Sheets, and it is measured based on our share of the net earnings or losses of Broadmark.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022:
U.S. Government and Government agency obligations	$5,728	$—	$(389)	$5,339
Money market funds	4,093	111	—	4,204
Equity funds	4,863	32	(446)	4,449
Equities	1,278	—	(65)	1,213
Exchange-traded bond funds	159	—	(22)	137
Total trading securities	$16,121	$143	$(922)	$15,342
Private investment fund	3,475	—	(683)	2,792
Private equity	265	—	(30)	235
Total investments carried at fair value	$19,861	$143	$(1,635)	$18,369

December 31, 2021:
U.S. Government and Government agency obligations	$39,926	$—	$(491)	$39,435
Money market funds	19,661	—	—	19,661
Equity funds	4,135	158	(7)	4,286
Equities	1,296	206	—	1,502
Exchange-traded bond funds	140	—	—	140
Total trading securities	$65,158	$364	$(498)	$65,024
Private investment fund	265	—	(121)	144
Private equity	3,420	949	—	4,369
Total investments carried at fair value	$68,843	$1,313	$(619)	$69,537

The investments shown below were acquired from Salient and are included in our Consolidated Balance Sheets as Equity method investments, as follows (in thousands):
20

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2022		December 31, 2021
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP , L.P .	$3,438	50.0%	$—	—%
Zarvona Energy Fund II-A, L.P .	700	0.5%	—	—%
Broadmark Asset Management LLC	2,417	47.5%	—	—%
Salient MLP Total Return Fund, L.P.	11	—%	—	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	—	—%
Total	$6,574		$—

The following amounts represent income from all investments, except for income tax amounts, are included in our Consolidated Statements of Comprehensive Income (Loss) under the headings “Other revenues, net," "Net change in unrealized appreciation (depreciation) on private investments," or "Investment Income" (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Realized gains	$1	$41	$110
Realized losses	(363)	(212)	(116)
Net realized gains (losses)	$(362)	$(171)	$(6)
Income tax expense from gains (losses)	$(76)	$(36)	$(1)
Interest income – trading	$414	$716	$786
Dividend income	$90	$35	$101
Unrealized gains/(losses)	$(2,131)	$923	$(1,056)

7. FAIR VALUE MEASUREMENTS:
ASC 820 defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets and liabilities
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – unobservable inputs where there is little or no market activity
Our strategic investment in InvestCloud discussed in Note 6 "Investments" is excluded from the recurring fair value table shown below, as we have elected to apply the measurement alternative for that investment.
21

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the values of our assets and liabilities as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV (1)	Total
As of December 31, 2022
Investments in trading securities	$15,342	$—	$—	$—	$15,342
Private investment fund	—	—	—	235	235
Private equity	—	—	2,792	—	2,792
Total assets measured at fair value	$15,342	$—	$2,792	$235	$18,369

Salient Acquisition contingent consideration	$—	$—	$12,901	$—	$12,901
Total liabilities measured at fair value	$—	$—	$12,901	$—	$12,901

As of December 31, 2021
Investments in trading securities	$65,024	$—	$—	$—	$65,024
Private investment fund	—	—	—	144	144
Private equity	—	—	4,369	—	4,369
Total assets measured at fair value	$65,024	$—	$4,369	$144	$69,537
(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to allow reconciliation of the fair value hierarchy to the amounts presented on our Consolidated Balance Sheets.

Our investment in Charis is included within Level 3 of the fair value hierarchy because we value it utilizing inputs not observable in the market. Historically our investment was measured at fair value on a recurring basis using a market approach based on a price to tangible book value multiple range determined to be reasonable in the current environment, or market transactions. As of December 31, 2022, our investment was valued based upon an expected market transaction.

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Years ended December 31,
	2022	2021
Beginning balance	$4,369	$3,431
Net change in unrealized appreciation (depreciation) on private investments	(1,577)	938
Ending balance	$2,792	$4,369

The December 31, 2022 private investment fair value of $2.8 million was valued using a market transaction announced in January 2023.
Contingent consideration categorized as a level 3 liability is related to the Salient Acquisition (see Note 3 "Business Combinations"). As of the acquisition date, the Company estimated that the combined value of the two earn-out amounts totaled $12.9 million, based on then-existing facts and circumstances. The fair value of contingent consideration related to the revenue retention earn-out is measured using the Monte Carlo simulation model. The Monte Carlo simulation considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The fair value of contingent consideration related to the growth earn-out is measured using the Monte Carlo simulation model. The Monte Carlo simulation considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates or projected payment dates may result in higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3:
22

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	12.5%	13.0%	12.75%
	Volatility	6.1%	16.1%	11.10%

Growth earn-out	Discount rate	12.5%	13.0%	12.75%
	Volatility	6.1%	16.1%	11.10%

8. EMPLOYEE BENEFITS:
Restricted Stock Awards
We have issued restricted shares to certain employees and non-employee directors. The Eighth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan ("the Plan") reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In April 2022, stockholders approved an additional 250,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 5,898,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At December 31, 2022, approximately 157,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2022	2021	2020
Service condition restricted stock expense	$5,729	$5,253	$6,348
Performance-based restricted stock expense	272	581	1,280
Restricted stock expense under the Plan	6,001	5,834	7,628
Canadian Plan restricted stock expense	—	—	(927)
Total stock-based compensation expense	$6,001	$5,834	$6,701
Total income tax benefit recognized related to stock-based compensation	$672	$804	$953
Restricted Stock
Under the Plan, we have granted to certain employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions. We accrue dividends on unvested restricted stock, which are due and payable upon vesting of restricted stock. Accrued dividends coming due within the next twelve months are included in “Dividends payable” on the Consolidated Balance Sheets, with the remaining noncurrent portion of accrued dividends included in “Accrued dividends” on the Consolidated Balance Sheets. At December 31, 2022, we had $1.7 million and $0.7 million in "Dividends payable" and "Accrued dividends", respectively, and the Dividends payable were related to unvested restricted stock. At December 31, 2021, we had $1.8 million and $1.1 million in Dividends payable and Accrued dividends, respectively.
As of December 31, 2022, there was approximately $12.1 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 1 year. In order to satisfy tax liabilities that employees will owe on shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs to cover minimum tax withholding requirements. We withheld 37,603 shares in 2022 for this purpose. Our two types of restricted stock grants under the Plan are discussed below.
Restricted Stock Subject Only to a Service Condition
For the years ended December 31, 2022, 2021 and 2020, we granted restricted stock to certain employees and non-employee directors. Employee shares generally vest over three years and Director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period.
23

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2022	415,494	$26.29
Granted	878,150	13.26
Vested	(186,386)	28.32
Forfeited	(9,250)	30.42
Non-vested, December 31, 2022	1,098,008	$15.49

The 2022 grants include approximately 468,000 restricted stock grants on November 18, 2022, which were issued to certain former Salient employees that we retained following the Salient Acquisition.
The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2022	2021	2020
Weighted-average grant date fair value	$13.26	$17.10	$27.39
Fair value of shares vested (in thousands)	$5,278	$7,630	$7,480

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
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2022	16,738	$41.97
Vested	(10,495)	22.43
Non-vested, December 31, 2022	6,243	$37.42

The following table shows the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2022	2021	2020
Fair value of shares vested (in thousands)	$235	$913	$1,944
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
24

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2020, the trust formed pursuant to the Canadian Plan purchased 27,474 Westwood common shares in the open market for approximately $0.7 million. The subsequent closure of the Westwood International Advisors office resulted in forfeitures of 56,625 shares, which reduced the Company's expenses by $1.3 million in the year ended December 31, 2020. As of December 31, 2022 and 2021, there is no unrecognized compensation cost related to restricted stock grants under the Canadian Plan.
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
Awards vest after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award. During the year in which the amount of the award is determined, we record expense based on its expected value. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the value of the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the year ended December 31, 2022, we recorded expense of $0.6 million related to mutual fund share incentive awards, and we had a corresponding accrued liability of $0.4 million at December 31, 2022. For the years ended December 31, 2021 and 2020, mutual fund share incentive award activity was insignificant.
Benefit Plans
Westwood has a defined contribution and profit-sharing plan that was established in July 2002 and covers substantially all employees. Discretionary employer profit-sharing contributions become fully vested after four years of service by the participant. For U.S. employees, Westwood provides a 401(k) match of up to 6% of eligible compensation. For Westwood International Advisors employees, Westwood provided a Registered Retirement Savings Plan match of up to 6% of eligible compensation. Westwood International Advisors was closed effective September 30, 2020. Both retirement plan matching contributions vest immediately.
The following table displays our profit-sharing and retirement plan contributions for the periods presented (in thousands):

	Years ended December 31,
	2022	2021	2020
Profit-sharing contributions, net	$—	$13	$(233)
Retirement plan matching contributions	1,295	1,256	1,410

9. INCOME TAXES:
Income Tax Provision
Income (loss) before income taxes by jurisdiction was as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
U.S.	$(5,112)	$13,989	$(5,861)
Canada	(83)	14	(1,727)
Total	$(5,195)	$14,003	$(7,588)

Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 21% to income before income taxes. The difference between the Federal corporate tax rate and the
25

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective tax rate is comprised of the following (in thousands).

	Years ended December 31,
	2022		2021		2020
Income tax provision computed at US federal statutory rate	$(1,091)	21.0%	$2,935	21.0%	$(1,593)	21.0%
Canadian rate differential	87	(1.7)	—	—	—	—
State and local income taxes, net of federal income taxes	128	(2.5)	372	2.7	91	(1.2)
Amended state returns	—	—	—	—	(555)	7.3
Stock-based compensation	319	(6.1)	859	6.1	683	(9.0)
Tax on repatriation	—	—	—	—	1,378	(18.1)
Nondeductible currency losses	—	—	—	—	910	(12.0)
Impairment expense	—	—	—	—	398	(5.2)
Compensation subject to Section 162(m)	—	—	180	1.3	42	(0.6)
Other, net	(10)	0.2	(106)	(0.8)	5	(0.1)
Total income tax expense	$(567)	10.9%	$4,240	30.3%	$1,359	(17.9)%
Effective income tax rate	10.9%		30.3%		(17.9)%

We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income (Loss). Penalties and interest were insignificant for the years ended December 31, 2022, 2021 and 2020.
Income tax provision as set forth in the Consolidated Statements of Comprehensive Income (Loss) consisted of the following components (in thousands):

	Years ended December 31,
	2022	2021	2020
Current taxes:
U.S. Federal	$14	$3,482	$1,350
State and local	237	356	(534)
Foreign	98	(218)	(211)
Total current taxes	349	3,620	605
Deferred taxes:
U.S. Federal	(888)	446	500
State and local	(44)	30	44
Foreign	16	144	210
Total deferred taxes	(916)	620	754
Total income tax provision	$(567)	$4,240	$1,359

Deferred Income Taxes
26

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	As of December 31,
	2022	2021
Deferred tax assets:
Stock-based compensation expense	$1,138	$893
Deferred rent	1,330	1,344
Compensation and benefits payable	1,328	1,946
Federal unrecognized tax benefit	4	5
Deferred compensation	446	171
Acquisition expenses	841	—
Other	9	11
Total deferred tax assets	5,096	4,370
Deferred tax liabilities:
Property and equipment	(186)	(223)
Intangibles	(1,593)	(1,256)
Unrealized gains on investments	(318)	(790)
Leases	(1,214)	(1,232)
Other	(23)	(21)
Total deferred tax liabilities	(3,334)	(3,522)
Net deferred tax assets	$1,762	$848

The Company is subject to taxation in the U. S. and various state and foreign jurisdictions. As of December 31, 2022, the Company’s 2019, 2020 and 2021 tax years are open for examination by the Internal Revenue Service, and various state and foreign jurisdiction tax years remain open to examination.
At December 31, 2022 and 2021, the Company's gross liability related to uncertain tax positions was de minimis. At December 31, 2020, the Company's gross liability related to uncertain tax positions was $0.2 million. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as the related interest and penalties, are reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the years ended December 31, 2022 and 2021 follows (in thousands):

Balance at December 31, 2020	$179
Additions for tax positions related to the current year	10
Reductions for tax positions related to prior years	(164)
Balance at December 31, 2021	25
Reductions for tax positions related to prior years	(4)
Balance at December 31, 2022	$21
It is reasonably possible that the liability for uncertain tax positions could be eliminated within the next twelve months as a result of settlements with certain taxing authorities that, if recognized, would decrease our provision for income taxes accordingly.
10. EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding. Diluted EPS is computed based on the weighted average shares of common stock outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-
27

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee directors. There were approximately 120,000, 116,000 and 381,000 anti-dilutive restricted shares as of December 31, 2022, 2021 and 2020, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2022	2021	2020
Net income (loss)	$(4,628)	$9,763	$(8,947)

Weighted average shares outstanding – basic	7,844,363	7,875,395	7,987,554
Dilutive potential shares from unvested restricted shares	—	52,577	—
Weighted average shares outstanding – diluted	7,844,363	7,927,972	7,987,554
Earnings (loss) per share:
Basic	$(0.59)	$1.24	$(1.12)
Diluted	$(0.59)	$1.23	$(1.12)

11. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Changes in goodwill were as follows (in thousands):

	As of December 31,
	2022	2021
Beginning balance	$16,401	$16,401
Salient Acquisition[1]	19,331	—
Ending balance	$35,732	$16,401
1 The $19.3 million of goodwill acquired is attributable to the Advisory segment.

Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2022 and determined that no impairment loss was required. No impairments were recorded during the years ended December 31, 2022 or 2021.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, internally-developed software, non-compete agreements and trade names, and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition.
The following is a summary of intangible assets at December 31, 2022 and 2021 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2022
Client relationships	15.0	$34,397	$(10,636)	$23,761
Internally developed software	5.8	1,439	(1,012)	427
Trade name	3.0	3,800	(105)	3,695
Non-compete agreements	3.0	1,100	(31)	1,069
		$40,736	$(11,784)	$28,952
2021
Client relationships	14.8	$21,431	$(10,216)	$11,215
Internally developed software	5.8	1,439	(743)	696
		$22,870	$(10,959)	$11,911
28

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense, which is included in “General and administrative” expense on our Consolidated Statements of Comprehensive Income (Loss), was $1.9 million, $1.6 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Estimated amortization expense for intangible assets over the next five years, and thereafter, is as follows (in thousands):

For the year ending December 31,	Estimated Amortization Expense
2023	$4,171
2024	4,095
2025	3,939
2026	2,293
2027	2,293
Thereafter	12,161

12. LEASES:
We have operating leases for corporate offices and certain office equipment. The lease terms of our corporate offices vary and have remaining lease terms ranging from one to six years. The corporate office lease payments are fixed and are based upon contractual monthly rates. The majority of our corporate office leases do not include options to extend or terminate the leases. We lease office equipment for a period of two years. We analyzed our weighted average discount rate during the calculation of our lease liability and evaluated the corporate debt environment in 2019 to determine a collateralized discount rate of 5%.
In 2022, we expanded our Houston, Texas office space and extended that lease through September 2029. We evaluated the corporate debt environment in 2022 to determine a collateralized discount rate of 7%.
In 2021, we sublet approximately 15,000 square feet of our Dallas, Texas office space to third parties. Those agreements began in 2021 and provide for monthly rent of approximately $40,000 through the fourth quarter of 2025. In February 2021 we terminated our Toronto, Ontario office space lease that was originally expiring in October 2021.
The following table presents the components of lease costs related to our leases (amounts in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease costs	$1,682	$1,655	$2,033
Sublease income	771	602	135

The following table presents supplemental cash flow information related to our leases (amounts in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating cash flows from operating leases	$1,762	$1,990	$2,091
Right-of-use assets obtained in exchange for lease obligations	$1,217	$—	$59

Operating lease costs are included in "General and administrative" expense on our Consolidated Statements of Comprehensive Income (Loss). We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2029.
29

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information regarding our operating leases (in thousands, except years and rates):

	December 31,
	2022	2021
Operating lease right-of-use assets	$4,976	$4,868

Operating lease liabilities	$1,502	$1,409
Non-current lease liabilities	4,563	4,724
Total lease liabilities	$6,065	$6,133

Weighted-average remaining lease term (in years)	4.1	4.1
Weighted-average discount rate	5.6%	5.0%

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31,	Operating Leases
2023	$1,858
2024	1,821
2025	1,886
2026	662
2027	337
Thereafter	606
Total undiscounted lease payments	$7,170
Less: discount	(1,105)
Total lease liabilities	$6,065

13. BALANCE SHEET COMPONENTS:
Property and Equipment
The following table reflects information about our property and equipment as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Leasehold improvements	$4,921	$4,956
Furniture and fixtures	2,786	2,590
Computer hardware and office equipment	3,317	3,205
Accumulated depreciation	(9,196)	(8,637)
Property and equipment, net	$1,828	$2,114

14. COMMITMENTS AND CONTINGENCIES:
Purchase commitments
Our purchase commitments primarily consist of outsourced information technology services, software licenses and commitments for financial research tools. As of December 31, 2022, our purchase commitments for the next five years and thereafter were as follows (in thousands):
30

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase obligations	$7,944	$4,654	$3,290	$—	$—
As of December 31, 2022, we did not have any material off-balance sheet arrangements.
15. REGULATORY CAPITAL REQUIREMENTS:
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2022, Westwood Trust had approximately $21.2 million in excess of its minimum capital requirement.
Westwood Trust is limited under applicable Texas law in the payment of dividends of undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its Board of Directors, Westwood Trust may make quarterly and special dividend payments, or other distributions, to Westwood out of its undivided profits. No dividend payments were made in 2022, 2021 or 2020.
16. VARIABLE INTEREST ENTITIES:
As discussed in Note 2 “Summary of Significant Accounting Policies,” the CTFs and Private Funds (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds® and Private Equity are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in these entities commensurate with market rates. As of December 31, 2022 and 2021, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, and concluded that we do not qualify as a primary beneficiary for those entities. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities, and we concluded that we do not. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs into our Consolidated Financial Statements for the years ended December 31, 2022 or 2021.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 6 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $23.2 million, $22.8 million and $19.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table displays the AUM, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of December 31, 2022
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,328	$—	$—
Common Trust Funds	715	$—	$—
Private Funds	11	$0.3	$0.3
Private Equity	—	$7.2	$7.2

All other assets:
Wealth Management	2,940
Institutional	6,785
Total AUM	$14,779

31

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. RELATED PARTY TRANSACTIONS:
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. At both December 31, 2022 and at December 31, 2021, there was approximately $0.1 million in fees due from these accounts. For the year ended December 31, 2022, we recorded trust fees from these accounts of $0.3 million. For both of the years ended December 31, 2021 and 2020, we recorded trust fees from these accounts of $0.4 million.
One director serves as a consultant to the Company under a consulting agreement for which we recorded expenses of $0.1 million for each of the years ended December 31, 2022, 2021 and 2020.
The Company engages in transactions with its affiliates as part of its operations. Westwood International Advisors (prior to its closure, effective September 30, 2020) and Westwood Management provide investment advisory services to the UCITS Fund (prior to its liquidation in June 2020) and the Westwood Funds®. Certain members of our management served on the board of directors of the UCITS Fund before its liquidation. Under the terms of the investment advisory agreements, the Company earned quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the years ended December 31, 2022 and 2021, we did not record any fees from the affiliated Funds. For the year ended December 31, 2020, we recorded fees from the affiliated Funds of $0.9 million, which are included in “Asset-based advisory fees” on our Consolidated Statement of Comprehensive Income (Loss). As of December 31, 2022 and 2021, all of these fees had been collected.
18. CONCENTRATION:
For the years ended December 31, 2022 and 2021, our ten largest clients accounted for approximately 22% of our fee revenue. For the year ended December 31, 2020, our ten largest clients accounted for approximately 24% of our fee revenue. No single customer accounted for 10% or more of our fee revenues in any of these years. The following table presents advisory fee revenue received from our single largest client in each year (in thousands):

	Years ended December 31,
	2022	2021	2020
Advisory fees from our largest client:
Asset-based fees	$2,582	$2,682	$1,940
Performance-based fees	—	—	1,607
Percent of fee revenue	3.7%	3.7%	5.5%

19. SUBSEQUENT EVENTS:
Broadmark Asset Management
On January 1, 2023, we acquired an additional 31.2% interest in Broadmark Asset Management LLC for $1.6 million, increasing our ownership of Broadmark to 78.7%, representing a controlling interest for financial statement consolidation purposes ("Broadmark Acquisition").
Due to the timing of the Broadmark Acquisition we have not finalized the accounting for this business combination. The primary areas of business combination accounting that have not been finalized relate to fair value adjustments for acquired assets and liabilities, deferred income taxes and residual goodwill. The business combination accounting for the Broadmark Acquisition will be updated as we obtain additional information during the measurement period (up to one year from the Broadmark Acquisition date).
Dividends Declared
On February 15, 2023, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on April 3, 2023 to stockholders of record on March 1, 2023.
Restricted Stock Grants
On March 2, 2023 we issued approximately $5.7 million of restricted stock to employees, or approximately 468,000 shares based on the closing price of our stock on February 23, 2022. The shares are subject to vesting conditions described in Note 8 “Employee Benefits” of our Consolidated Financial Statements in this Report.
32

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
2.1
Securities Purchase Agreement by and among Westwood Holdings Group, Inc., McCarthy Group Advisors, LLC, MGA Holdings, LLC, and The Members of MGA Holdings, LLC (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)

2.2
Reorganization Agreement and Agreement and Plan of Merger dated as of January 15, 2015 by and among Westwood Holdings Group, Inc., Westwood Trust, Woodway Financial Advisors, A Trust Company and the Shareholders of Woodway Financial Advisors, A Trust Company (incorporated by reference from the Form 8-K filed with the SEC on January 16, 2015)

2.3
Purchase Agreement, dated May 25, 2022, by and among Westwood Holdings Group, Inc., Salient Capital Management, LLC, Salient Partners, L.P. and the other Seller parties identified on Annex I (incorporated by reference from the Form 8-K filed with the SEC on May 26, 2022)

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form S-8 filed with the SEC on September 28, 2022)
3.2	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on November 2, 2021)
4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)
10.1	Eighth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended (incorporated by reference from the Schedule 14A filed with the SEC on March 22, 2022)
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

33

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

10.12+	Waiver of Certain Performance Shares Under the Performance Share Agreement, dated as of February 22, 2017 (incorporated by reference from the Form 8-K filed with the SEC on February 28, 2017)
10.13+	Form of Performance Share Agreement (incorporated by reference from the Form 8-K filed with the SEC on March 10, 2017)
10.14+
Share Award Plan of Westwood Holdings Group, Inc. for Service Provided in Canada to its Subsidiaries (incorporated by reference from the Registration Statement on Form S-8 filed with the SEC on April 18, 2013)

10.15+	Consulting Agreement, dated as of March 17, 2015, between Westwood Holdings Group, Inc. and Susan Byrne (incorporated by reference from the Form 10-Q filed with the SEC on July 29, 2015)
10.16+	Severance Agreement, dated as of February 9, 2018, between Westwood Holdings Group, Inc. and Fabian Gomez (incorporated by reference from the Form 8-K filed with the SEC on February 3, 2018)
10.17+
Employee Confidentiality and Non-compete Agreement, effective November 1, 2018, between Westwood Holdings Group, Inc. and Murray "Terry" Forbes III (incorporated by reference from the Form 8-K/A filed with the SEC on October 29, 2018)

10.18+
Employee Confidentiality and Non-Compete Agreement dated as of May 25, 2022 by and between Fabian Gomez and Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on May 26, 2022)

10.19+	Side Letter Agreement dated as of May 25, 2022 by and between Fabian Gomez and Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on May 26, 2022)
10.20+
Employee Confidentiality and Non-Compete Agreement dated as of April 8, 2021 by and between Porter Montgomery and Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on May 26, 2022)

21.1	Subsidiaries (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on first signature page)
31.1*	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
34

Exhibit Number	Description of Exhibits
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial information from Westwood Holdings Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (v) Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
+    Indicates management contract or compensation plan, contract or arrangement.
#    Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.
35