Form 10-Q
period 2023-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2023-05-04
CIK 1165002

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
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 28, 2023: 9,144,197.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$16,751	$23,859
Accounts receivable	15,185	13,900
Investments, at fair value	15,594	15,342
Prepaid income taxes	—	446
Other current assets	5,272	4,645
Total current assets	52,802	58,192
Investments	4,455	4,455
Equity method investments	4,228	6,574
Noncurrent investments at fair value	3,044	3,027
Goodwill	39,929	35,732
Deferred income taxes	1,898	1,762
Operating lease right-of-use assets	4,679	4,976
Intangible assets, net	27,931	28,952
Property and equipment, net of accumulated depreciation of $9,578 and $9,277	1,876	1,828
Other long-term assets	957	929
Total long-term assets	$88,997	$88,235
Total assets	$141,799	$146,427
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,715	$5,678
Dividends payable	1,457	1,745
Compensation and benefits payable	3,073	8,689
Operating lease liabilities	1,519	1,502
Income taxes payable	435	—
Total current liabilities	13,199	17,614
Accrued dividends	515	701
Contingent consideration	11,841	12,901
Noncurrent operating lease liabilities	4,374	4,563
Total long-term liabilities	16,730	18,165
Total liabilities	29,929	35,779
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 11,925,846 and outstanding 9,212,390 shares at March 31, 2023; issued 11,527,544 and outstanding 8,881,811 shares at December 31, 2022	119	115
Additional paid-in capital	200,453	199,914
Treasury stock, at cost - 2,713,456 shares at March 31, 2023; 2,645,713 shares at December 31, 2022	(85,965)	(85,128)
Retained earnings (accumulated deficit)	(3,752)	(4,253)
Total Westwood Holdings Group, Inc. stockholders’ equity	110,855	110,648
Noncontrolling interest in consolidated subsidiary	1,015	—
Total equity	111,870	110,648
Total liabilities and stockholders' equity	$141,799	$146,427

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Advisory fees:
Asset-based	$17,033	$11,790
Performance-based	555	—
Trust fees	5,031	5,715
Other, net	108	(289)
Total revenues	22,727	17,216
EXPENSES:
Employee compensation and benefits	14,202	10,334
Sales and marketing	740	482
Westwood mutual funds	732	596
Information technology	2,383	1,829
Professional services	1,529	1,520
General and administrative	1,986	2,040
Acquisition expenses	209	—
Total expenses	21,781	16,801
Net operating income (loss)	946	415
Net change in unrealized appreciation (depreciation) on private investments	—	37
Net investment income (loss)	172	(16)
Other income	372	158
Income before income taxes	1,490	594
Income tax provision	776	544
Net income	$714	$50
Total comprehensive income	$714	$50
Less: Comprehensive income attributable to noncontrolling interest	21	—
Comprehensive income attributable to Westwood Holdings Group, Inc.	$693	$50
Earnings per share:
Basic	$0.09	$0.01
Diluted	$0.09	$0.01
Weighted average shares outstanding:
Basic	7,853,921	7,865,174
Diluted	7,968,504	7,931,453

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and 2022
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2022	8,881,831	$115	$199,914	$(85,128)	$(4,253)	$—	$110,648
Net income	—	—	—	—	693	21	714
Acquisition	—	—	—	—	—	994	994
Issuance of restricted stock, net of forfeitures	398,302	4	(4)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,205)	—	(192)	—	(1,397)
Stock-based compensation expense	—	—	1,748	—	—	—	1,748
Restricted stock returned for payment of taxes	(67,743)	—	—	(837)	—		(837)
Balance, March 31, 2023	9,212,390	$119	$200,453	$(85,965)	$(3,752)	$1,015	$111,870

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2021	8,253,491	$107	$195,187	$(81,750)	$4,362	$—	$117,906
Net income	—	—	—	—	50	—	50
Issuance of restricted stock, net of forfeitures	371,765	3	(3)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,250)	—	(1,250)
Stock-based compensation expense	—	—	1,380	—	—	—	1,380
Purchases of treasury stock	(12,202)	—	—	(200)	—	—	(200)
Restricted stock returned for payment of taxes	(37,603)	—	—	(626)	—		(626)
Balance, March 31, 2022	8,575,451	$110	$196,564	$(82,576)	$3,162	$—	$117,260

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	714	50
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	176	177
Amortization of intangible assets	1,021	405
Net change in unrealized (appreciation) depreciation on investments	(369)	239
Stock-based compensation expense	1,748	1,380
Deferred income taxes	(136)	21
Non-cash lease expense	320	185
Loss on asset disposition	69	—
Fair value change of contingent consideration	(1,060)	—
Change in operating assets and liabilities:
Net sales of trading securities	47	12,406
Accounts receivable	(657)	1,414
Other current assets	(17)	(283)
Accounts payable and accrued liabilities	141	(301)
Compensation and benefits payable	(5,612)	(7,221)
Income taxes payable	881	524
Other liabilities	(445)	(226)
Net cash (used in) provided by operating activities	(3,179)	8,770
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(1,168)	—
Purchase of property and equipment	(84)	(30)
Net cash used in investing activities	(1,252)	(30)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(200)
Restricted stock returned for payment of taxes	(837)	(626)
Cash dividends paid	(1,840)	(1,972)
Net cash used in financing activities	(2,677)	(2,798)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,108)	5,942
Cash and cash equivalents, beginning of period	23,859	15,206
Cash and cash equivalents, end of period	$16,751	$21,148
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$32	$—
Accrued dividends	$1,972	$2,216

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C. Salient Advisors, LP ("Salient") and its majority-owned subsidiary Broadmark Asset Management LLC ("Broadmark"), (referred to hereinafter together as “Westwood Management”), and Westwood Trust.
Westwood Management provides investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds (“CTFs”) to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management ("AUM") and assets under advisement ("AUA"), and fluctuations in financial markets and in the composition of AUM and AUA impact our revenues and results of operations.
Westwood Management is registered with the Securities and Exchange Commission ("SEC") as an investment adviser ("RIA") under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.
Acquisition of Broadmark Asset Management LLC
In January 2023 we acquired an additional 32% interest in Broadmark for $1.2 million (net of cash acquired), increasing our ownership of Broadmark to approximately 80%, representing a controlling interest for financial statement consolidation purposes (the "Broadmark Acquisition"). Broadmark is a San Francisco-based RIA managing and/or sub-advising mutual funds, retail and institutional separately managed accounts.
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
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the periods in these Condensed Consolidated Financial Statements are not necessarily indicative of results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
3. BUSINESS COMBINATIONS
Broadmark
Westwood completed the Broadmark Acquisition in January 2023, giving Westwood a controlling interest and requiring an allocation of the Broadmark Acquisition purchase price. The total consideration recorded for accounting purposes consisted of $1.2 million in cash (net of cash acquired).
Prior to the Broadmark Acquisition, Westwood had a $2.4 million equity method investment in Broadmark, the fair value of which was estimated using recent market transactions. Westwood's equity method investment was derecognized following the Broadmark Acquisition, and there was no gain or loss recognized upon investment derecognition, however there was a corresponding increase to goodwill.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Broadmark Acquisition was accounted for using the acquisition method of accounting. Accordingly, the purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. The total consideration of $1.6 million has been allocated using Broadmark’s historical balance sheet based on valuations of acquired assets and assumed liabilities in connection with the acquisition.
The allocation of the Broadmark Acquisition purchase price was as follows (in thousands):

(in thousands)
Cash consideration	$1,570
Cash acquired	(402)
Total consideration, net of cash acquired	$1,168

Fair value of Westwood's investment in Broadmark before the business combination	2,417
Fair value of noncontrolling interest in Broadmark	994

Assets
Accounts receivable	$629
Other current assets	150
Property and equipment	11
Other long-term assets	511
Liabilities
Accounts payable and accrued liabilities	919
Total Identifiable Net Assets	$382

Goodwill	$4,197

As Westwood owns approximately 80% of Broadmark's equity, we recognized $1.0 million of a noncontrolling interest in a consolidated subsidiary. Fair value of the noncontrolling interest was estimated using recent market transactions.
At the time of the Broadmark Acquisition, the Company believed that its expanded operational opportunities, enhanced range of investment strategies and expected realization of synergies were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. Goodwill arising from the Broadmark acquisition is not expected to be deductible for tax purposes.
For the first quarter of 2023, the Company has included $1.2 million of revenue and $0.1 million of net income related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three months ended March 31, 2023 and 2022 assume the Broadmark Acquisition had occurred on January 1, 2022. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Broadmark Acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

	Three Months Ended March 31,
(in thousands)	2023	2022
Total revenues	$22,727	$18,394
Net income	$714	$56
4. REVENUE
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues such as gains and losses from our seed

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
money investments into new investment strategies. The "Other, net” revenues on our Condensed Consolidated Statements of Comprehensive Income are the unrealized gains and losses on our seed money investments, and our seed money investments are included in "Investments, at fair value" on our Condensed Consolidated Balance Sheets. Advisory and trust fees are calculated based on a percentage of AUM or AUA, as applicable, and the performance obligation is realized over the current calendar quarter. Once clients receive our investment advisory services, we have an enforceable right to payment.
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
Institutional investors include separate accounts of (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; (ii) sub-advisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including collective investment trusts; and (iv) managed account relationships with brokerage firms and other RIAs that offer Westwood products to their customers.
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
Trust Fee Revenues
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of AUM. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. The fees for most of our trust clients are calculated quarterly in arrears, based on a daily average of AUM for the quarter, or monthly, based on the month-end value of AUM. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Condensed Consolidated Financial Statements contain no deferred fee revenues.
Revenue Disaggregated

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended March 31,
	2023	2022
Advisory Fees:
Institutional	$9,603	$7,048
Mutual Funds	7,186	4,549
Wealth Management	244	193
Performance-based	555	—
Trust Fees	5,031	5,715
Other, net	108	(289)
Total revenues	$22,727	$17,216

We serve clients primarily in the United States, as well as in certain international locations. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended March 31, 2023	Advisory	Trust	Other	Total
Canada	$292	$—	$—	$292
United States	17,296	5,031	108	22,435
Total	$17,588	$5,031	$108	$22,727

Three Months Ended March 31, 2022	Advisory	Trust	Other	Total
Canada	$291	$—	$—	$291
United States	11,499	5,715	(289)	16,925
Total	$11,790	$5,715	$(289)	$17,216

5. SEGMENT REPORTING
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
Advisory
Our Advisory segment provides investment advisory services to (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals, (ii) sub-advisory relationships

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
where Westwood provides investment management services to the Westwood Funds®, funds offered by other financial institutions and funds offered by our Trust segment and (iii) pooled investment vehicles, including collective investment trusts. Westwood Management, Salient and Broadmark provide investment advisory services to similar clients and are included in our Advisory segment.
Trust
Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended March 31, 2023
Net fee revenues from external sources	$17,588	$5,031	$—	$—	$22,619
Net intersegment revenues	1,662	77	—	(1,739)	—
Other, net	108	—	—	—	108
Total revenues	$19,358	$5,108	$—	$(1,739)	$22,727

March 31, 2023 segment assets	$256,946	$51,502	$16,616	$(183,265)	$141,799
March 31, 2023 segment goodwill	$23,528	$16,401	$—	$—	$39,929

Three Months Ended March 31, 2022
Net fee revenues from external sources	$11,790	$5,715	$—	$—	$17,505
Net intersegment revenues	577	90	—	(667)	—
Other, net	(289)	—	—	—	(289)
Total revenues	$12,078	$5,805	$—	$(667)	$17,216

March 31, 2022 segment assets	$222,545	$57,913	$12,876	$(162,318)	$131,016
March 31, 2022 segment goodwill	$—	$16,401	$—	$—	$16,401

6. INVESTMENTS
The Company has made strategic investments to enhance the services we provide our customers. Each of these investments is discussed below.
InvestCloud. During 2018, we made a strategic investment in InvestCloud, which is included in “Investments” on our Condensed Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. Following InvestCloud's recapitalization in the first quarter of 2021, we re-invested $4.4 million of our proceeds into newly-issued shares of InvestCloud.
Charis. Our investment in Charis is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis.
Private Equity Funding. In 2019, we made a $0.3 million investment in Westwood Hospitality. Our investment is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets, and it is measured at fair value on a recurring basis using net asset value ("NAV") as a practical expedient.
Zarvona Energy Fund GP, L.P. and Zarvona Energy Fund II-A, L.P. These investments represent ownership interests in non-controlled partnerships. These investments are included in “Equity method investments” on our Condensed Consolidated Balance Sheets and are measured based on our share of the net earnings or losses of the investees.
Broadmark Asset Management LLC. This investment represented a 47.5% ownership interest in a non-controlled corporation prior to the Broadmark Acquisition in 2023. This investment is included in “Equity method investments” on our Condensed Consolidated Balance Sheets at December 31, 2022. In January 2023, as a result of the Broadmark Acquisition, we acquired additional equity interests in Broadmark and accounted for that investment as a consolidated subsidiary.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023:
U.S. Government and Government agency obligations	$7,727	$—	$(316)	$7,411
Money market funds	4,087	153	—	4,240
Equity funds	3,629	53	(329)	3,353
Equities	483	—	(41)	442
Exchange-traded bond funds	162	—	(14)	148
Total trading securities	16,088	206	(700)	15,594
Private investment fund	265	—	(13)	252
Private equity	3,475	—	(683)	2,792
Total investments carried at fair value	$19,828	$206	$(1,396)	$18,638

December 31, 2022:
U.S. Government and Government agency obligations	$5,728	$—	$(389)	$5,339
Money market funds	4,093	111	—	4,204
Equity funds	4,863	32	(446)	4,449
Equities	1,278	—	(65)	1,213
Exchange-traded bond funds	159	—	(22)	137
Total trading securities	16,121	143	(922)	15,342
Private investment fund	265	—	(30)	235
Private equity	3,475	—	(683)	2,792
Total investments carried at fair value	$19,861	$143	$(1,635)	$18,369

The investments shown below are included in our Condensed Consolidated Balance Sheets as Equity method investments, as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P .	$3,509	50.0%	$3,438	50.0%
Zarvona Energy Fund II-A, L.P .	700	0.5%	700	0.5%
Broadmark Asset Management LLC	—	—%	2,417	47.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,228		$6,574
7. FAIR VALUE MEASUREMENTS
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Our strategic investment in InvestCloud, discussed in Note 6 “Investments,” is excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for this investment.
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of March 31, 2023:
Investments in trading securities	$15,594	$—	$—	$—	$15,594
Private investment fund	—	—	—	252	252
Private equity	—	—	2,792	—	2,792
Total assets measured at fair value	$15,594	$—	$2,792	$252	$18,638
Salient Acquisition contingent consideration	—	—	$11,841	$—	$11,841
Total liabilities measured at fair value	$—	$—	$11,841	$—	$11,841

As of December 31, 2022:
Investments in trading securities	$15,342	$—	$—	$—	$15,342
Private investment fund	—	—	—	235	235
Private equity	—	—	2,792	—	2,792
Total assets measured at fair value	$15,342	$—	$2,792	$235	$18,369
Salient Acquisition contingent consideration	—	—	12,901	—	12,901
Total liabilities measured at fair value	$—	$—	$12,901	$—	$12,901
(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

Our investment in Charis is included within Level 3 of the fair value hierarchy as we value it utilizing inputs not observable in the market. Historically, our investment was measured at fair value on a recurring basis using a market approach based on either a price to tangible book value multiple range determined to be reasonable in the current environment, or on market transactions. On April 3, 2023, Charis was acquired by Vista Bank ("Vista") in a transaction in which the Company traded its shares in Charis for shares in Vista. The carrying value of Charis was adjusted to reflect its fair value based on that pending transaction in the fourth quarter of 2022.

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2023	2022
Beginning balance	$2,792	$4,369
Unrealized gains (losses) on private investments	—	(43)
Ending balance	$2,792	$4,326
The March 31, 2023 private investment fair value of $2.8 million was valued based upon the 2023 sale of Charis to Vista.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2023	2022
Beginning balance	$12,901	$—
Total (gains) losses included in earnings	(1,060)	—
Ending balance	$11,841	$—
The March 31, 2023 contingent consideration fair value of $11.8 million was valued based upon updated revenue growth projections. The fair value of contingent consideration related to both the revenue retention earn-out and the growth earn-out is measured using the Monte Carlo simulation model. The Monte Carlo simulation considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3:

		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	12.5%	13.0%	12.75%
	Volatility	6.1%	16.1%	11.00%

Growth earn-out	Discount rate	12.5%	13.0%	12.75%
	Volatility	6.1%	16.1%	11.00%

8. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the three months ended 2023 and 2022 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
9. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors. There were approximately 109,000 and 85,000 anti-dilutive restricted shares outstanding for the three months ended March 31, 2023 and March 31, 2022, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2023	2022
Comprehensive income attributable to Westwood Holdings Group, Inc.	$693	$50
Weighted average shares outstanding - basic	7,853,921	7,865,174
Dilutive potential shares from unvested restricted shares	114,583	66,279
Weighted average shares outstanding - diluted	7,968,504	7,931,453
Earnings per share:
Basic	$0.09	$0.01
Diluted	$0.09	$0.01

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is tested for impairment at least annually. We completed our most recent annual goodwill impairment assessment during the third quarter of 2022 and determined that no goodwill impairment related to the Trust segment was required. There was no goodwill impairment in the Trust segment during the three months ended March 31, 2023 or March 31, 2022.
Changes in goodwill were as follows (in thousands):

	March 31,
	2023	2022
Beginning balance	$35,732	$16,401
Broadmark Acquisition[1]	4,197	—
Ending balance	$39,929	$16,401
1 The $4.2 million of goodwill acquired is attributable to the Advisory segment.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three months ended March 31, 2023 or March 31, 2022.
11. LEASES
As of March 31, 2023 there have been no material changes outside the ordinary course of business to our leases since December 31, 2022. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

12. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of March 31, 2023, we have $1.9 million of shares that may yet be repurchased under our plan.
During the three months ended March 31, 2023, the Company did not repurchase any shares of our common stock. During the three months ended March 31, 2022, the Company repurchased 12,202 shares of our common stock at an average price of $16.39 per share, including commissions, for an aggregate purchase price of $0.2 million under our share repurchase plan.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
13. VARIABLE INTEREST ENTITIES
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality and Westwood Technology Opportunities Fund I, LP (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud, Charis, Zarvona Energy Fund GP and Zarvona Energy Fund II-A as discussed in Note 6 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
Based on our analyses, we determined that the CTFs, Private Funds and Zarvona Energy Fund II-A were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. As we do not qualify as primary beneficiaries for those entities, we have not consolidated our investments in those entities for the periods ending March 31, 2023 and December 31, 2022.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Charis and Zarvona Energy Fund GP (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities, we have not consolidated our investments in those entities for the periods ending March 31, 2023 and December 31, 2022.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Fee Revenues	$8.0	$5.7

The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of March 31, 2023
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,147	$—	$—
Common Trust Funds	628	—	—
Private Funds	14	11.5	0.2
Private Equity	—	0.2	8.2
All other assets:
Wealth Management	3,123
Institutional	7,039
Total Assets Under Management	$14,951

14. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three months ended March 31, 2023 and March 31, 2022, the Company earned immaterial fees from the affiliated funds.
One of our directors serves as a consultant to the Company under a consulting agreement. We recorded immaterial expenses related to this agreement for the three months ended March 31, 2023 and March 31, 2022.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
15. SUBSEQUENT EVENTS
Dividend Declared
On April 26, 2023, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on July 3, 2023 to stockholders of record on June 2, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “potentially,” “may,” “designed” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and those risks set forth below:
•the composition and market value of our AUM and AUA;
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
Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C., Salient Advisors, LP and Broadmark Asset Management LLC (each of which is an SEC-registered investment advisor ("RIA") and referred to hereinafter together as “Westwood Management”) and Westwood Trust.
Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individuals and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in common trust funds to institutions and high net worth individuals.
In January 2023 we acquired an additional 32% interest in Broadmark for $1.6 million, increasing our ownership of Broadmark to approximately 80%. Broadmark's tactical absolute return strategies offer us an established client base and provide future growth potential. Prior to the Broadmark acquisition, we had a $2.4 million equity method investment in Broadmark, which we derecognized upon acquiring a controlling interest in the first quarter of 2023.
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $15.0 billion and AUA of approximately $1.2 billion at March 31, 2023. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
With respect to most of our client AUM, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to limit downside during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience, with an average of over twenty years of investment experience among members.
We have built a foundation in terms of personnel and infrastructure to support a much larger business and we have developed investment strategies that we believe will be sought after within our target institutional, wealth management and intermediary markets. Developing new products and growing the organization has resulted in our incurring expenses that, in some cases, have not yet generated significant offsetting revenues. We believe that investors will recognize the potential for new revenue streams inherent in these products and services; however, there is no guarantee that they will occur.
Revenues
We derive our revenues from investment advisory fees, trust fees and other revenues. Our advisory fees are generated by Westwood Management, which manages client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of AUM and AUA and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Certain of our clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time. We record revenue for performance-based fees at the end of the measurement period. Since our advance paying clients’ billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter, and our Condensed Consolidated Financial Statements contain no deferred advisory fee revenues.
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
Acquisition Expense
Acquisition expense consists of costs related to our 2022 acquisition of Salient.
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
Firm-wide Assets Under Management
Firm-wide assets under management of $16.2 billion at March 31, 2023 consisted of $15.0 billion of AUM and $1.2 billion of AUA.
AUM increased $1.1 billion to $15.0 billion at March 31, 2023 compared with $13.9 billion at March 31, 2022. The average of beginning and ending AUM for the first quarter of 2023 was $14.9 billion compared to $14.2 billion for the first quarter of 2022.
The following table displays AUM as of March 31, 2023 and 2022 (in millions):

	As of March 31,
	2023	2022	Change
Institutional(1)	$7,039	$6,716	5%
Wealth Management(2)	3,765	4,181	(10)
Mutual Funds(3)	4,147	2,957	40
Total AUM(4)	$14,951	$13,854	8%

(1)Institutional includes (i) separate accounts of corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; (ii) sub-advisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment vehicles, including collective investment trusts; and (iv) managed account relationships with brokerage firms and other RIAs that offer Westwood products to their customers.
(2)Wealth Management includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provides advisory services to high net worth individuals. Investment sub-advisory services are provided for the common trust funds by Westwood Management and unaffiliated sub-advisors. For certain assets in this category Westwood Trust provides limited custodial services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future.
(3)Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management serves as advisor. These funds are available to individual investors, institutional investors and wealth management accounts.
(4)AUM excludes $1.2 billion and $314 million of AUA as of March 31, 2023 and 2022, respectively, related to our model portfolios for which we provide investment advice on a fee basis without having investment management authority.
Roll-Forward of Assets Under Management

	Three Months Ended March 31,
(in millions)	2023	2022
Institutional
Beginning of period assets*	$6,968	$7,037
Inflows	130	79
Outflows	(161)	(155)
Net client flows	(31)	(76)
Market appreciation (depreciation)	102	(245)
Net change	71	(321)
End of period assets	$7,039	$6,716

Wealth Management
Beginning of period assets	$3,666	$4,420
Inflows	90	109
Outflows	(130)	(146)
Net client flows	(40)	(37)
Market appreciation (depreciation)	139	(202)
Net change	99	(239)
End of period assets	$3,765	$4,181

Mutual Funds
Beginning of period assets*	$4,145	$3,046
Inflows	304	268
Outflows	(378)	(218)
Net client flows	(74)	50
Market appreciation (depreciation)	76	(139)
Net change	2	(89)
End of period assets	$4,147	$2,957

Total AUM
Beginning of period assets	$14,779	$14,503
Inflows	524	456
Outflows	(669)	(519)
Net client flows	(145)	(63)
Global Convertibles transition	—	—
Market appreciation (depreciation)	317	(586)
Net change	172	(649)
End of period assets	$14,951	$13,854
* Certain assets under management acquired from Salient were reclassified from Mutual Funds to Institutional to be consistent with the classification of existing assets..

Three months ended March 31, 2023 compared to the three months ended March 31, 2022
The $0.2 billion increase in AUM for the three months ended March 31, 2023 was due to market appreciation of $0.3 billion and net outflows of $0.1 billion. Net outflows were primarily related to our Quality AllCap strategy.
The $0.6 billion decrease in AUM for the three months ended March 31, 2022 was due to market depreciation of $0.6 billion and net outflows of $0.1 billion. Net outflows were primarily related to our Enhanced Balance strategy.
Roll-Forward of Assets Under Advisement
AUA has historically been disclosed in totality due to its relative insignificance to our business. However, following our 2022 acquisition of the asset management business of Salient, AUA is now a more meaningful component of our business. Accordingly we will present further AUA details going forward:

Three Months Ended March 31,
(in millions)	2023
Assets Under Advisement
Beginning of period assets	$1,255
Inflows	46
Outflows	(95)
Net client flows	(49)
Market appreciation (depreciation)	(26)
Net change	(75)
End of period assets	$1,180
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended
	March 31,
	2023	2022	Change
Revenues:
Advisory fees: asset-based	$17,033	$11,790	44%
Advisory fees: performance-based	555	—	NM
Trust fees: asset-based	5,031	5,715	(12)
Other, net	108	(289)	(137)
Total revenues	22,727	17,216	32
Expenses:
Employee compensation and benefits	14,202	10,334	37
Sales and marketing	740	482	54
Westwood mutual funds	732	596	23
Information technology	2,383	1,829	30
Professional services	1,529	1,520	1
General and administrative	1,986	2,040	(3)
Acquisition expenses	209	—	NM
Total expenses	21,781	16,801	30
Net operating income	946	415
Net change in unrealized appreciation (depreciation) on private investments	—	37	(100)
Net investment income	172	(16)	(1,175)
Other income	372	158	135
Income before income taxes	1,490	594
Income tax provision	776	544	43
Net income	$714	$50	1,328%
Less: Comprehensive income attributable to noncontrolling interest	21	—	NM
Comprehensive income attributable to Westwood Holdings Group, Inc.	$693	$50	1,286%
_________________________
NM    Not meaningful
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Total revenues. Total revenues increased $5.5 million, or 32%, to $22.7 million for the three months ended March 31, 2023 compared with $17.2 million for the three months ended March 31, 2022. Asset-based advisory fees increased $5.2 million, or 44%, reflecting higher average AUM following our 2022 acquisition of Salient. Trust fees decreased $0.7 million or 12%, primarily related to lower average AUM.
Employee compensation and benefits. Employee compensation and benefits increased $3.9 million to $14.2 million compared with $10.3 million for 2022 due to additional headcount resulting from the Salient acquisition.
Information Technology. Information technology expenses increased $0.6 million, or 30%, to $2.4 million compared with $1.8 million for 2022 primarily due to additional software licenses and investment research expenses.
Income tax provision. Our effective tax rate differed from the 21% statutory rate for the first quarter of 2023 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
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
The following tables provide a reconciliation of net income to Economic Earnings and Economic Earnings by segment (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Change
	2023	2022
Comprehensive income attributable to Westwood Holdings Group, Inc.	$693	$50	1,286%
Stock-based compensation expense	1,748	1,380	27
Intangible amortization	1,021	405	152
Tax benefit from goodwill amortization	125	59	112
Economic Earnings	$3,587	$1,894	89%

Earnings per share	$0.09	$0.01	800%
Stock-based compensation expense	0.21	0.17	24
Intangible amortization	0.13	0.05	160
Tax benefit from goodwill amortization	0.02	0.01	100
Economic Earnings per share	$0.45	$0.24	88%
Diluted weighted average shares outstanding	7,968,504	7,931,453

Economic Earnings by Segment:
Advisory	$5,007	$4,344	15%
Trust	482	788	(39)
Westwood Holdings	(1,902)	(3,238)	(41)
Consolidated	$3,587	$1,894	89%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We had no debt as of March 31, 2023 and December 31, 2022. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and short-term investments of $32.3 million and $39.2 million as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, working capital aggregated $39.6 million and $40.6 million, respectively.
During the three months ended March 31, 2023, cash flow used in operating activities was $3.2 million, which included a reduction in compensation and benefits payable of $5.6 million. During the three months ended March 31, 2022, cash flow provided by operating activities was $8.8 million, which included net sales of $12.4 million of current investments partially offset by a reduction in compensation and benefits payable of $7.2 million.
Cash flow used in investing activities during the three months ended March 31, 2023 was primarily for the Broadmark Acquisition. Cash flow used in investing activities during the three months ended March 31, 2022 was related to purchases of property and equipment.
Cash flows used in financing activities of $2.7 million for the three months ended March 31, 2023 reflected the payment of dividends and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $2.8 million for the three months ended March 31, 2022 reflected the payment of dividends, restricted stock returned for the payment of taxes and treasury stock repurchases.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2023, Westwood Trust had approximately $14.3 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months, however there can be no assurance that we will not require additional financing within this time frame. Failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations
As of March 31, 2023, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2022. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Critical and Significant Accounting Policies and Estimates
There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2022. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management is described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our employees working remotely did not hinder the execution of our internal control processes and procedures.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the risks set forth below.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. During the three months ended March 31, 2023, the Company did not repurchase any shares of our common stock.

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 4, 2023	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer