Form 10-Q
period 2023-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2023-08-02
CIK 1165002

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
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 26, 2023: 9,182,716.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,229	$23,859
Accounts receivable	13,609	13,900
Investments, at fair value	22,894	15,342
Prepaid income taxes	—	446
Other current assets	4,154	4,645
Total current assets	55,886	58,192
Investments	7,247	4,455
Equity method investments	4,180	6,574
Noncurrent investments at fair value	259	3,027
Goodwill	39,501	35,732
Deferred income taxes	1,535	1,762
Operating lease right-of-use assets	3,972	4,976
Intangible assets, net	26,889	28,952
Property and equipment, net of accumulated depreciation of $9,755 and $9,277	1,718	1,828
Other long-term assets	918	929
Total long-term assets	86,219	88,235
Total assets	$142,105	$146,427
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,780	$5,678
Dividends payable	1,408	1,745
Compensation and benefits payable	5,344	8,689
Operating lease liabilities	1,276	1,502
Income taxes payable	1,044	—
Total current liabilities	14,852	17,614
Accrued dividends	657	701
Contingent consideration	7,763	12,901
Noncurrent operating lease liabilities	3,734	4,563
Total long-term liabilities	12,154	18,165
Total liabilities	27,006	35,779
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 11,896,226 and outstanding 9,182,770 shares at June 30, 2023; issued 11,527,544 and outstanding 8,881,831 shares at December 31, 2022	119	115
Additional paid-in capital	200,885	199,914
Treasury stock, at cost - 2,713,456 shares at June 30, 2023; 2,645,713 shares at December 31, 2022	(85,965)	(85,128)
Retained earnings (accumulated deficit)	(959)	(4,253)
Total Westwood Holdings Group, Inc. stockholders’ equity	114,080	110,648
Noncontrolling interest in consolidated subsidiary	1,019	—
Total equity	115,099	110,648
Total liabilities and stockholders' equity	$142,105	$146,427

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Advisory fees:
Asset-based	$16,799	$10,980	$33,832	$22,770
Performance-based	—	—	555	—
Trust fees	5,024	5,365	10,055	11,080
Other, net	122	(742)	230	(1,031)
Total revenues	21,945	15,603	44,672	32,819
EXPENSES:
Employee compensation and benefits	13,688	9,133	27,890	19,467
Sales and marketing	764	509	1,504	991
Westwood mutual funds	746	445	1,478	1,041
Information technology	2,566	1,847	4,949	3,676
Professional services	1,355	832	2,884	2,352
General and administrative	3,235	2,348	6,281	4,388
(Gain) loss from change in fair value of contingent consideration	(4,078)	—	(5,138)	—
Acquisition expenses	—	887	209	887
Total expenses	18,276	16,001	40,057	32,802
Net operating income (loss)	3,669	(398)	4,615	17
Net change in unrealized appreciation (depreciation) on private investments	24	(299)	24	(262)
Net investment income (loss)	211	5	383	(11)
Other income	239	234	611	392
Income (loss) before income taxes	4,143	(458)	5,633	136
Income tax provision	1,244	(80)	2,020	464
Net income (loss)	$2,899	$(378)	$3,613	$(328)
Total comprehensive income (loss)	$2,899	$(378)	$3,613	$(328)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4	—	25	—
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$2,895	$(378)	$3,588	$(328)
Earnings (loss) per share:
Basic	$0.36	$(0.05)	$0.45	$(0.04)
Diluted	$0.36	$(0.05)	$0.45	$(0.04)
Weighted average shares outstanding:
Basic	7,991,228	7,944,212	7,922,954	7,904,911
Diluted	8,131,333	7,944,212	8,050,298	7,904,911

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2023 and 2022
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, March 31, 2023	9,212,390	$119	$200,453	$(85,965)	$(3,752)	$1,015	$111,870
Net income	—	—	—	—	2,895	4	2,899
Issuance of restricted stock, net of forfeitures	(29,620)	—	—	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,192)	—	(102)	—	(1,294)
Stock-based compensation expense	—	—	1,624	—	—	—	1,624
Balance, June 30, 2023	9,182,770	$119	$200,885	$(85,965)	$(959)	$1,019	$115,099

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, March 31, 2022	8,575,451	$110	$196,564	$(82,576)	$3,162	$—	$117,260
Net loss	—	—	—	—	(378)	—	(378)
Issuance of restricted stock, net of forfeitures	29,438	1	(1)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,291)	—	(1,291)
Stock-based compensation expense	—	—	1,521	—	—	—	1,521
Purchases of treasury stock	(93,875)	—	—	(1,394)	—	—	(1,394)
Balance, June 30, 2022	8,511,014	$111	$198,084	$(83,970)	$1,493	$—	$115,718

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2023 and 2022
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2022	8,881,831	$115	$199,914	$(85,128)	$(4,253)	$—	$110,648
Net income	—	—	—	—	3,588	25	3,613
Acquisition	—	—	—	—	—	994	994
Issuance of restricted stock, net of forfeitures	368,682	4	(4)	—	—	—	—
Dividends declared ($0.30 per share)	—	—	(2,397)	—	(294)	—	(2,691)
Stock-based compensation expense	—	—	3,372	—	—	—	3,372
Restricted stock returned for payment of taxes	(67,743)	—	—	(837)	—	—	(837)
Balance, June 30, 2023	9,182,770	$119	$200,885	$(85,965)	$(959)	$1,019	$115,099

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2021	8,253,491	$107	$195,187	$(81,750)	$4,362	$—	$117,906
Net loss	—	—	—	—	(328)	—	(328)
Issuance of restricted stock, net of forfeitures	401,203	4	(4)	—	—	—	—
Dividends declared ($0.30 per share)	—	—	—	—	(2,541)	—	(2,541)
Stock-based compensation expense	—	—	2,901	—	—	—	2,901
Purchases of treasury stock	(106,077)	—	—	(1,594)	—	—	(1,594)
Restricted stock returned for payment of taxes	(37,603)	—	—	(626)	—	—	(626)
Balance, June 30, 2022	8,511,014	$111	$198,084	$(83,970)	$1,493	$—	$115,718

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,613	$(328)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	346	352
Amortization of intangible assets	2,063	811
Net change in unrealized (appreciation) depreciation on investments	(499)	1,312
Stock-based compensation expense	3,372	2,901
Deferred income taxes	228	(502)
Non-cash lease expense	630	490
Loss on asset disposition	69	—
Gain on remeasurement of lease liabilities	(119)	—
Fair value change of contingent consideration	(5,138)	—
Change in operating assets and liabilities:
Net sales of trading securities	(7,083)	12,370
Accounts receivable	919	1,862
Other current assets	1,141	192
Accounts payable and accrued liabilities	(796)	(314)
Compensation and benefits payable	(3,345)	(5,597)
Income taxes payable	1,490	(823)
Other liabilities	(793)	(585)
Net cash provided by (used in) operating activities	(3,902)	12,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(741)	—
Purchase of property and equipment	(97)	(82)
Net cash used in investing activities	(838)	(82)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(1,404)
Restricted stock returned for payment of taxes	(837)	(626)
Cash dividends paid	(3,053)	(3,264)
Net cash used in financing activities	(3,890)	(5,294)
Effect of currency rate changes on cash	—	4
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,630)	6,769
Cash and cash equivalents, beginning of period	23,859	15,206
Cash and cash equivalents, end of period	$15,229	$21,975
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$300	$1,791
Accrued dividends	$2,065	$2,214
Accrued purchases of treasury stock	$—	$190

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
Acquisition of Broadmark Asset Management LLC
In January 2023 we acquired an additional 32% interest in Broadmark for $1.2 million (net of cash acquired), increasing our ownership of Broadmark to approximately 80%, which represents a controlling interest for financial statement consolidation purposes (the "Broadmark Acquisition"). Broadmark is a San Francisco-based RIA managing and/or sub-advising mutual funds, retail and institutional separately managed accounts.
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
Prior to the Broadmark Acquisition, Westwood had a $2.4 million equity method investment in Broadmark, the fair value of which was estimated using recent market transactions. Westwood's equity method investment was derecognized without gain or loss following the Broadmark Acquisition, however there was a corresponding increase to goodwill.
The Broadmark Acquisition was accounted for using the acquisition method of accounting. Accordingly, the purchase price was allocated to tangible assets acquired and liabilities assumed based on their estimated fair values as of the

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
acquisition date. The total consideration of $1.6 million has been allocated based on valuations of acquired assets and assumed liabilities in connection with the acquisition.
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

Westwood owns approximately 80% of Broadmark's equity and accordingly we recognized $1.0 million of a noncontrolling interest in a consolidated subsidiary. Fair value of this interest was estimated using recent market transactions.
At the time of the Broadmark Acquisition, the Company believed that its expanded operational opportunities, enhanced range of investment strategies and expected realization of synergies were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. Goodwill arising from the Broadmark acquisition is not expected to be deductible for tax purposes.
For the three months ended June 30, 2023, the Company has included $1.1 million of revenue and $0.1 million of net income related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income (Loss). For the six months ended June 30, 2023, the Company has included $2.3 million of revenue and $0.1 million of net income related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income (Loss).
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three and six months ended June 30, 2023 and 2022 assume the Broadmark Acquisition had occurred as of January 1, 2022. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Broadmark Acquisition had actually occurred on that date, nor of results that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total revenues	$21,945	$16,725	$44,672	$35,121
Net income (loss)	$2,899	$(344)	$3,613	$(608)
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
Revenue Disaggregated

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advisory Fees:
Institutional	$9,443	$6,632	$19,046	$13,681
Mutual Funds	7,093	4,140	14,279	8,689
Wealth Management	263	208	507	400
Performance-based	—	—	555	—
Trust Fees	5,024	5,365	10,055	11,080
Other, net	122	(742)	230	(1,031)
Total revenues	$21,945	$15,603	$44,672	$32,819

We serve clients primarily in the United States, as well as in certain international locations. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended June 30, 2023	Advisory	Trust	Other	Total
Canada	$276	$—	$—	$276
United States	16,523	5,024	122	21,669
Total	$16,799	$5,024	$122	$21,945

Three Months Ended June 30, 2022	Advisory	Trust	Other	Total
Canada	$303	$—	$—	$303
United States	10,677	5,365	(742)	15,300
Total	$10,980	$5,365	$(742)	$15,603

Six Months Ended June 30, 2023	Advisory	Trust	Other	Total
Canada	$568	$—	$—	$568
United States	33,819	10,055	230	44,104
Total	$34,387	$10,055	$230	$44,672

Six Months Ended June 30, 2022	Advisory	Trust	Other	Total
Canada	$594	$—	$—	$594
United States	22,176	11,080	(1,031)	32,225
Total	$22,770	$11,080	$(1,031)	$32,819

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended June 30, 2023
Net fee revenues from external sources	$16,799	$5,024	$—	$—	$21,823
Net intersegment revenues	1,587	77	—	(1,664)	—
Other, net	122	—	—	—	122
Total revenues	$18,508	$5,101	$—	$(1,664)	$21,945

June 30, 2023 segment assets	$268,184	$44,412	$14,831	$(185,322)	$142,105
June 30, 2023 segment goodwill	$23,100	$16,401	$—	$—	$39,501

Three Months Ended June 30, 2022
Net fee revenues from external sources	$10,980	$5,365	$—	$—	$16,345
Net intersegment revenues	536	88	—	(624)	—
Other, net	(742)	—	—	—	(742)
Total revenues	$10,774	$5,453	$—	$(624)	$15,603

June 30, 2022 segment assets	$223,773	$52,105	$28,586	$(174,539)	$129,925
June 30, 2022 segment goodwill	$—	$16,401	$—	$—	$16,401

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Six Months Ended June 30, 2023
Net fee revenues from external sources	$34,387	$10,055	$—	$—	$44,442
Net intersegment revenues	3,249	154	—	(3,403)	—
Other, net	230	—	—	—	230
Total revenues	$37,866	$10,209	$—	$(3,403)	$44,672

Six Months Ended June 30, 2022
Net fee revenues from external sources	$22,770	$11,080	$—	$—	$33,850
Net intersegment revenues	1,113	178	—	(1,291)	—
Other, net	(1,031)	—	—	—	(1,031)
Total revenues	$22,852	$11,258	$—	$(1,291)	$32,819

6. INVESTMENTS
The Company has made strategic investments to enhance the services we provide to our customers. Each of these investments is discussed below.
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
Charis. Our investment in Charis was included in “Noncurrent investments at fair value” on our December 31, 2022 Condensed Consolidated Balance Sheets and was measured at fair value on a recurring basis. On April 3, 2023, Charis was acquired by Vista Bank ("Vista") in a transaction in which the Company traded its shares in Charis for shares in Vista.
Vista. Our investment in Vista is included in “Investments” on our Condensed Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023:
U.S. Government and Government agency obligations	$14,776	$—	$(256)	$14,520
Money market funds	4,194	111	—	4,305
Equity funds	3,639	81	(274)	3,446
Equities	490	—	(13)	477
Exchange-traded bond funds	160	—	(14)	146
Total trading securities	23,259	192	(557)	22,894
Private investment fund	265	7	(13)	259
Total investments carried at fair value	$23,524	$199	$(570)	$23,153

December 31, 2022:
U.S. Government and Government agency obligations	$5,728	$—	$(389)	$5,339
Money market funds	4,093	111	—	4,204
Equity funds	4,863	32	(446)	4,449
Equities	1,278	—	(65)	1,213
Exchange-traded bond funds	159	—	(22)	137
Total trading securities	16,121	143	(922)	15,342
Private investment fund	265	—	(30)	235
Private equity	3,475	—	(683)	2,792
Total investments carried at fair value	$19,861	$143	$(1,635)	$18,369

The investments shown below are included in our Condensed Consolidated Balance Sheets as Equity method investments, as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,461	50.0%	$3,438	50.0%
Zarvona Energy Fund II-A, L.P.	700	0.5%	700	0.5%
Broadmark Asset Management LLC	—	—%	2,417	47.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,180		$6,574
7. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – significant unobservable inputs where there is little or no market activity
Our strategic investments in InvestCloud and Vista, discussed in Note 6 “Investments,” are excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for those investments=.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of June 30, 2023:
Investments in trading securities	$22,894	$—	$—	$—	$22,894
Private investment fund	—	—	—	259	259
Total assets measured at fair value	$22,894	$—	$—	$259	$23,153
Salient Acquisition contingent consideration	$—	$—	$7,763	$—	$7,763
Total liabilities measured at fair value	$—	$—	$7,763	$—	$7,763

As of December 31, 2022:
Investments in trading securities	$15,342	$—	$—	$—	$15,342
Private investment fund	—	—	—	235	235
Private equity	—	—	2,792	—	2,792
Total assets measured at fair value	$15,342	$—	$2,792	$235	$18,369
Salient Acquisition contingent consideration	$—	$—	$12,901	$—	$12,901
Total liabilities measured at fair value	$—	$—	$12,901	$—	$12,901
(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

Prior to our exchange of shares in Charis for shares in Vista, our investment in Charis was included within Level 3 of the fair value hierarchy as we valued it utilizing inputs not observable in the market. Historically, our investment was measured at fair value on a recurring basis using a market approach based on either a price to tangible book value multiple range determined to be reasonable in the current environment, or on market transactions. On April 3, 2023, Charis was acquired by Vista in a transaction in which the Company exchanged its shares in Charis for shares in Vista.

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$2,792	$4,326	$2,792	$4,369
Exchange of shares	(2,792)	—	(2,792)	—
Unrealized gains (losses) on private investments	—	(302)	—	(345)
Ending balance	$—	$4,024	$—	$4,024

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$11,841	$—	$12,901	$—
Total (gains) losses included in earnings	(4,078)	—	(5,138)	—
Ending balance	$7,763	$—	$7,763	$—

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The June 30, 2023 contingent consideration fair value of $7.8 million was valued based upon updated revenue growth projections following AUM outflows in 2023 and current volatility inputs. The fair value of contingent consideration related to both the revenue retention earn-out and the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3:

		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	13.0%	13.5%	13.25%
	Volatility	15.0%	25.0%	20.00%

Growth earn-out	Discount rate	13.0%	13.5%	13.25%
	Volatility	15.0%	25.0%	20.00%

8. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the three and six months ended 2023 and 2022 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
9. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing comprehensive income (loss) attributable to Westwood Holdings Group, Inc. by the weighted average number of shares outstanding for the applicable period. Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors.
There were approximately 106,000 and 89,000 anti-dilutive restricted shares outstanding for the three months ended June 30, 2023 and June 30, 2022, respectively. There were approximately 108,000 and 87,000 anti-dilutive restricted shares outstanding for the six months ended June 30, 2023 and June 30, 2022, respectively.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$2,895	$(378)	$3,588	$(328)
Weighted average shares outstanding - basic	7,991,228	7,944,212	7,922,954	7,904,911
Dilutive potential shares from unvested restricted shares	140,105	—	127,344	—
Weighted average shares outstanding - diluted	8,131,333	7,944,212	8,050,298	7,904,911
Earnings (loss) per share:
Basic	$0.36	$(0.05)	$0.45	$(0.04)
Diluted	$0.36	$(0.05)	$0.45	$(0.04)

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our most recent annual goodwill impairment assessment during the third quarter of 2022 and determined that no goodwill impairment related to the Trust segment was required. There was no goodwill impairment during the three and six months ended June 30, 2023 or June 30, 2022.
Changes in goodwill were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2023
Beginning balance	$39,929	$35,732
Broadmark Acquisition[1]	—	4,197
Salient Acquisition Adjustment[2]	(428)	(428)
Ending balance	$39,501	$39,501
1 The $4.2 million of acquired goodwill is attributable to the Advisory segment.
2 Represents subsequent purchase price adjustments for the 2022 Salient Acquisition.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and six months ended June 30, 2023 or June 30, 2022.
11. LEASES
As of June 30, 2023 there have been no material changes outside the ordinary course of business to our leases since December 31, 2022. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

12. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of June 30, 2023, there are $1.9 million of shares that may yet be repurchased under our plan.
During the three and six months ended June 30, 2023, the Company did not repurchase any shares of our common stock. During the three months ended June 30, 2022, the Company repurchased 57,984 shares of our common stock at an average price of $14.29 per share, including commissions, for an aggregate purchase price of $0.8 million under our share repurchase plan. During the six months ended June 30, 2022, the Company repurchased 70,186 shares of our common stock at an average price of $14.65 per share, including commissions, for an aggregate purchase price of $1.0 million under our share repurchase plan.
13. VARIABLE INTEREST ENTITIES
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality and Westwood Technology Opportunities Fund I, LP (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud, Vista, Zarvona Energy Fund GP and Zarvona Energy Fund II-A as discussed in Note 6 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
Based on our analyses, we determined that the CTFs, Private Funds and Zarvona Energy Fund II-A were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. As we do not qualify as primary beneficiaries for those entities, we have not consolidated our investments in those entities for the periods ending June 30, 2023 and December 31, 2022.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista and Zarvona Energy Fund GP (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities, we have not consolidated our investments in those entities for the periods ending June 30, 2023 and December 31, 2022.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fee Revenues	$7.9	$5.1	$15.9	$10.8

The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of June 30, 2023
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,169	$—	$—
Common Trust Funds	634	—	—
Private Funds	13	11.4	11.4
Private Equity	—	0.3	0.3
All other assets:
Wealth Management	3,204
Institutional	6,969
Total Assets Under Management	$14,989

14. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three and six months ended June 30, 2023 and June 30, 2022, the Company earned immaterial fees from the affiliated funds.
One of our directors serves as a consultant to the Company under a consulting agreement. We recorded immaterial expenses related to this agreement for the three and six months ended June 30, 2023 and June 30, 2022.
15. SUBSEQUENT EVENTS
Dividend Declared
On August 2, 2023, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on October 2, 2023 to stockholders of record on September 1, 2023.

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
In January 2023 we acquired an additional 32% interest in Broadmark for $1.6 million, increasing our ownership of Broadmark to approximately 80%. Broadmark's tactical absolute return strategies offer us an established client base and provide future growth potential. Prior to the Broadmark acquisition, we had a $2.4 million equity method investment in Broadmark, which we derecognized upon acquiring a controlling interest in January 2023.
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $15.0 billion and AUA of approximately $1.2 billion at June 30, 2023. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
(Gain) loss from change in fair value of contingent consideration
(Gain) loss from change in fair value of contingent consideration consists of fair value adjustments related to contingent consideration from our 2022 acquisition of Salient.
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
Firm-wide Assets Under Management
Firm-wide assets under management of $16.2 billion at June 30, 2023 consisted of $15.0 billion of AUM and $1.2 billion of AUA.
AUM increased $2.9 billion to $15.0 billion at June 30, 2023 compared with $12.1 billion at June 30, 2022. The average of beginning and ending AUM for the second quarter of 2023 was $15.0 billion compared to $13.0 billion for the second quarter of 2022.

The following table displays AUM as of June 30, 2023 and 2022 (in millions):

	As of June 30,
	2023	2022	Change
Institutional(1)	$6,969	$5,889	18%
Wealth Management(2)	3,851	3,676	5
Mutual Funds(3)	4,169	2,570	62
Total AUM(4)	$14,989	$12,135	24%

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
(4)AUM excludes $1.2 billion and $246 million of AUA as of June 30, 2023 and 2022, respectively, related to our model portfolios for which we provide investment advice on a fee basis without having investment management authority.
Roll-Forward of Assets Under Management

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Institutional
Beginning of period assets*	$7,039	$6,716	$6,968	$7,037
Inflows	109	36	239	115
Outflows	(415)	(105)	(576)	(260)
Net client flows	(306)	(69)	(337)	(145)
Market appreciation (depreciation)	236	(758)	338	(1,003)
Net change	(70)	(827)	1	(1,148)
End of period assets	$6,969	$5,889	$6,969	$5,889

Wealth Management
Beginning of period assets	$3,765	$4,181	$3,666	$4,420
Inflows	88	87	178	196
Outflows	(146)	(143)	(276)	(289)
Net client flows	(58)	(56)	(98)	(93)
Market appreciation (depreciation)	144	(449)	283	(651)
Net change	86	(505)	185	(744)
End of period assets	$3,851	$3,676	$3,851	$3,676

Mutual Funds
Beginning of period assets*	$4,147	$2,957	$4,145	$3,046
Inflows	218	142	522	410
Outflows	(336)	(200)	(714)	(418)
Net client flows	(118)	(58)	(192)	(8)
Market appreciation (depreciation)	140	(329)	216	(468)
Net change	22	(387)	24	(476)
End of period assets	$4,169	$2,570	$4,169	$2,570

Total AUM
Beginning of period assets	$14,951	$13,854	$14,779	$14,503
Inflows	415	265	939	721
Outflows	(897)	(448)	(1,566)	(967)
Net client flows	(482)	(183)	(627)	(246)
Market appreciation (depreciation)	520	(1,536)	837	(2,122)
Net change	38	(1,719)	210	(2,368)
End of period assets	$14,989	$12,135	$14,989	$12,135
* Certain assets under management acquired from Salient were reclassified from Mutual Funds to Institutional as of December 31, 2022 to be consistent with the classification of existing assets.

Three months ended June 30, 2023 compared to the three months ended June 30, 2022
The change in AUM for the three months ended June 30, 2023 was due to market appreciation of $0.5 billion and net outflows of $0.5 billion. Net outflows were primarily related to our Income Opportunity strategy.
The $1.7 billion decrease in AUM for the three months ended June 30, 2022 was due to market depreciation of $1.5 billion and net outflows of $0.2 billion. Net outflows were primarily related to our SmallCap strategy.
Six months ended June 30, 2023 compared to the six months ended June 30, 2022
The $0.2 billion increase in AUM for the six months ended June 30, 2023 was due to market appreciation of $0.8 billion and net outflows of $0.6 billion. Net outflows were primarily related to our Income Opportunity and Quality AllCap strategies.

The $2.4 billion decrease in AUM for the six months ended June 30, 2022 was due to market depreciation of $2.1 billion and net outflows of $0.2 billion. Net outflows were primarily related to our SmallCap and Enhanced Balance strategies.
Roll-Forward of Assets Under Advisement
AUA has historically been disclosed in totality due to its relative insignificance to our business. However, following our 2022 acquisition of Salient's asset management business, AUA is now a more meaningful component of our business. Accordingly, we will present further AUA details going forward:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2023	2023
Assets Under Advisement
Beginning of period assets	$1,180	$1,255
Inflows	38	84
Outflows	(94)	(189)
Net client flows	(56)	(105)
Market appreciation (depreciation)	46	20
Net change	(10)	(85)
End of period assets	$1,170	$1,170
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income (Loss) contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Advisory fees: asset-based	$16,799	$10,980	53%	$33,832	$22,770	49%
Advisory fees: performance-based	—	—	NM	555	—	NM
Trust fees: asset-based	5,024	5,365	(6)	10,055	11,080	(9)
Other, net	122	(742)	(116)	230	(1,031)	(122)
Total revenues	21,945	15,603	41	44,672	32,819	36
Expenses:
Employee compensation and benefits	13,688	9,133	50	27,890	19,467	43
Sales and marketing	764	509	50	1,504	991	52
Westwood mutual funds	746	445	68	1,478	1,041	42
Information technology	2,566	1,847	39	4,949	3,676	35
Professional services	1,355	832	63	2,884	2,352	23
General and administrative	3,235	2,348	38	6,281	4,388	43
(Gain) loss from change in fair value of contingent consideration	(4,078)	—	NM	(5,138)	—	NM
Acquisition expenses	—	887	NM	209	887	(76)
Total expenses	18,276	16,001	14	40,057	32,802	22
Net operating income (loss)	3,669	(398)		4,615	17
Net change in unrealized appreciation (depreciation) on private investments	24	(299)	(108)	24	(262)	(109)
Net investment income	211	5	4,120	383	(11)	(3,582)
Other income	239	234	2	611	392	56
Income (loss) before income taxes	4,143	(458)		5,633	136
Income tax provision	1,244	(80)	(1655)	2,020	464	335
Net income (loss)	$2,899	$(378)	(867)%	$3,613	$(328)	(1,202)%
Less: Comprehensive income (loss) attributable to noncontrolling interest	4	—	NM	25	—	NM
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$2,895	$(378)	(866)%	$3,588	$(328)	(1,194)%
_________________________
NM    Not meaningful
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Total revenues. Total revenues increased $6.3 million, or 41%, to $21.9 million for the three months ended June 30, 2023 compared with $15.6 million for the three months ended June 30, 2022. Asset-based advisory fees increased $5.8 million, or 53%, reflecting higher average AUM following our 2022 acquisition of Salient.
Employee compensation and benefits. Employee compensation and benefits increased $4.6 million to $13.7 million compared with $9.1 million for 2022 due to additional headcount resulting from the Salient acquisition.
Information Technology. Information technology expenses increased $0.8 million, or 39%, to $2.6 million compared with $1.8 million for 2022 primarily due to additional software licenses and investment research expenses.
Professional services. Professional services increased $0.6 million, or 63%, to $1.4 million compared with $0.8 million for 2022 primarily due to an increase in legal and advisory costs.
General and Administrative. General and administrative expenses increased $0.9 million, or 38%, to $3.2 million compared with $2.3 million for 2022 primarily due to increased intangible asset amortization following the Salient acquisition.
(Gain) loss from change in fair value of contingent consideration. We recorded a gain of approximately $4.1 million upon the remeasurement of contingent consideration of the 2022 Salient acquisition.

Income tax provision. Our effective tax rate differed from the 21% statutory rate for the second quarter of 2023 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
Six months ended June 30, 2023 compared to six months ended June 30, 2022
Total revenues. Total revenues increased $11.9 million, or 36%, to $44.7 million for the six months ended June 30, 2023 compared with $32.8 million for the six months ended June 30, 2022. Asset-based advisory fees increased $11.0 million, or 49%, reflecting higher average AUM following our 2022 acquisition of Salient. Trust fees decreased $1.0 million, or 9%, primarily related to lower average AUM.
Employee compensation and benefits. Employee compensation and benefits increased $8.4 million to $27.9 million compared with $19.5 million for 2022 due to additional headcount resulting from the Salient acquisition.
Sales and marketing. Sales and marketing expenses increased $0.5 million, or 52%, to $1.5 million compared with $1.0 million for 2022 due to higher product placement fees.
Information Technology. Information technology expenses increased $1.2 million, or 35%, to $4.9 million compared with $3.7 million for 2022 primarily due to additional software licenses and investment research expenses.
General and Administrative. General and administrative expenses increased $1.9 million, or 43%, to $6.3 million compared with $4.4 million for 2022 primarily due to increased intangible asset amortization following the Salient acquisition.
(Gain) loss from change in fair value of contingent consideration. We recorded a gain of approximately $5.2 million upon the remeasurement of contingent consideration of the 2022 Salient acquisition.
Income tax provision. The effective tax rate for the six months ended June 30, 2023 differed from the 21% statutory rate for 2023 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
Supplemental Financial Information
As supplemental information, we are providing non-GAAP performance measures that we refer to as Economic Earnings and Economic EPS. We provide these measures in addition to, not as a substitute for, comprehensive income (loss) attributable to Westwood Holdings Group, Inc. and earnings (loss) per share, which are reported on a GAAP basis. Our management and Board of Directors review Economic Earnings and Economic EPS to evaluate our ongoing performance, allocate resources, and review our dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP comprehensive income (loss) attributable to Westwood Holdings Group, Inc. or earnings (loss) per share, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without also considering financial information prepared in accordance with GAAP.
We define Economic Earnings as comprehensive income (loss) attributable to Westwood Holdings Group, Inc. plus non-cash equity-based compensation expense, amortization of intangible assets and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. Although gains and losses from changes in the fair value of contingent consideration are non-cash, we do not add or subtract those back when calculating Economic Earnings because gains and losses on changes in the fair value of contingent consideration are considered regular following an acquisition. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
The following tables provide a reconciliation of net income to Economic Earnings and Economic Earnings by segment (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Change	Six Months Ended June 30,
	2023	2022		2023	2022	Change
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$2,895	$(378)	(866)%	$3,588	$(328)	(1,194)%
Stock-based compensation expense	1,624	1,521	7	3,372	2,901	16
Intangible amortization	1,042	406	157	2,063	811	154
Tax benefit from goodwill amortization	125	59	112	250	118	112
Economic Earnings	$5,686	$1,608	254%	$9,273	$3,502	165%
Earnings (loss) per share	$0.36	$(0.05)	(820)%	$0.45	$(0.04)	(1225)%
Stock-based compensation expense	0.19	0.19	0	0.41	0.37	11
Intangible amortization	0.13	0.05	160	0.26	0.10	160
Tax benefit from goodwill amortization	0.02	0.01	100	0.03	0.01	200
Economic Earnings per share	$0.70	$0.20	250%	$1.15	$0.44	161%
Diluted weighted average shares outstanding	8,131,333	7,944,212		8,050,298	7,904,911

Economic Earnings by Segment:
Advisory	$4,733	$3,494	35%	$9,740	$7,838	24%
Trust	1,183	839	41	1,665	1,627	2
Westwood Holdings	(222)	(2,725)	(92)	(2,124)	(5,963)	(64)
Consolidated	$5,694	$1,608	254%	$9,281	$3,502	165%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders. We had no debt as of June 30, 2023 and December 31, 2022. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and short-term investments of $38.1 million and $39.2 million as of June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, working capital aggregated $41.0 million and $40.6 million, respectively.
During the six months ended June 30, 2023, cash flow used in operating activities was $3.9 million, which included net sales of current investments of $7.1 million and a reduction in compensation and benefits payable of $3.3 million. During the six months ended June 30, 2022, cash flow provided by operating activities was $12.1 million, which included net sales of $12.4 million of current investments and a $1.9 million change in accounts receivable, partially offset by a reduction in compensation and benefits payable of $5.6 million.
Cash flow used in investing activities during the six months ended June 30, 2023 was primarily for the Broadmark Acquisition. Cash flow used in investing activities during the six months ended June 30, 2022 was related to purchases of property and equipment.
Cash flows used in financing activities of $3.9 million for the six months ended June 30, 2023 reflected the payment of dividends and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $5.3 million for the six months ended June 30, 2022 reflected the payment of dividends, treasury stock repurchases and restricted stock returned for the payment of taxes.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2023, Westwood Trust had approximately $7.9 million in excess of its minimum capital requirement.

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
Contractual Obligations
As of June 30, 2023, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2022. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our employees working remotely did not hinder the execution of our internal control processes and procedures.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. During the three months ended June 30, 2023, the Company did not repurchase any shares of our common stock.

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 2, 2023	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer