Form 10-Q
period 2023-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2023-10-31
CIK 1165002

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
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 24, 2023: 9,145,663.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$17,178	$23,859
Accounts receivable	13,174	13,900
Investments, at fair value	31,312	15,342
Prepaid income taxes	423	446
Other current assets	4,129	4,645
Total current assets	66,216	58,192
Investments	7,247	4,455
Equity method investments	4,256	6,574
Noncurrent investments at fair value	259	3,027
Goodwill	39,501	35,732
Deferred income taxes	1,110	1,762
Operating lease right-of-use assets	3,758	4,976
Intangible assets, net	25,846	28,952
Property and equipment, net of accumulated depreciation of $9,903 and $9,277	1,576	1,828
Other long-term assets	982	929
Total long-term assets	84,535	88,235
Total assets	$150,751	$146,427
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,523	$5,678
Dividends payable	1,436	1,745
Compensation and benefits payable	7,261	8,689
Operating lease liabilities	1,286	1,502
Total current liabilities	16,506	17,614
Accrued dividends	784	701
Contingent consideration	10,246	12,901
Noncurrent operating lease liabilities	3,412	4,563
Total long-term liabilities	14,442	18,165
Total liabilities	30,948	35,779
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 11,896,172 and outstanding 9,180,195 shares at September 30, 2023; issued 11,527,544 and outstanding 8,881,831 shares at December 31, 2022	119	115
Additional paid-in capital	201,424	199,914
Treasury stock, at cost - 2,715,977 shares at September 30, 2023; 2,645,713 shares at December 31, 2022	(85,990)	(85,128)
Retained earnings (accumulated deficit)	2,212	(4,253)
Total Westwood Holdings Group, Inc. stockholders’ equity	117,765	110,648
Noncontrolling interest in consolidated subsidiary	2,038	—
Total equity	119,803	110,648
Total liabilities and stockholders' equity	$150,751	$146,427

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Advisory fees:
Asset-based	$16,902	$10,474	$50,734	$33,244
Performance-based	—	—	555	—
Trust fees	5,063	5,177	15,118	16,257
Other, net	(85)	(245)	145	(1,276)
Total revenues	21,880	15,406	66,552	48,225
EXPENSES:
Employee compensation and benefits	12,661	9,526	40,551	28,993
Sales and marketing	676	335	2,180	1,326
Westwood mutual funds	872	270	2,350	1,311
Information technology	2,334	1,939	7,283	5,615
Professional services	1,009	1,536	3,893	3,888
General and administrative	3,298	2,181	9,579	6,569
(Gain) loss from change in fair value of contingent consideration	2,483	—	(2,655)	—
Acquisition expenses	—	701	209	1,588
Total expenses	23,333	16,488	63,390	49,290
Net operating income (loss)	(1,453)	(1,082)	3,162	(1,065)
Net change in unrealized appreciation (depreciation) on private investments	—	(249)	24	(511)
Net investment income (loss)	247	104	630	93
Other income	5,265	206	5,876	598
Income (loss) before income taxes	4,059	(1,021)	9,692	(885)
Income tax provision	(316)	154	1,704	618
Net income (loss)	$4,375	$(1,175)	$7,988	$(1,503)
Total comprehensive income (loss)	$4,375	$(1,175)	$7,988	$(1,503)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,019	—	1,044	—
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$3,356	$(1,175)	$6,944	$(1,503)
Earnings (loss) per share:
Basic	$0.42	$(0.15)	$0.87	$(0.19)
Diluted	$0.41	$(0.15)	$0.86	$(0.19)
Weighted average shares outstanding:
Basic	8,002,537	7,794,060	7,949,773	7,867,555
Diluted	8,116,747	7,794,060	8,072,739	7,867,555

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2023 and 2022
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, June 30, 2023	9,182,770	$119	$200,885	$(85,965)	$(959)	$1,019	$115,099
Net income	—	—	—	—	3,356	1,019	4,375
Issuance of restricted stock, net of forfeitures	(54)	—	—	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,200)	—	(185)	—	(1,385)
Stock-based compensation expense	—	—	1,739	—	—	—	1,739
Restricted stock returned for payment of taxes	(2,521)	—	—	(25)	—	—	(25)
Balance, September 30, 2023	9,180,195	$119	$201,424	$(85,990)	$2,212	$2,038	$119,803

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, June 30, 2022	8,511,014	$111	$198,084	$(83,970)	$1,493	$—	$115,718
Net loss	—	—	—	—	(1,175)	—	(1,175)
Issuance of restricted stock, net of forfeitures	(911)	(1)	1	—	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,288)	—	(1,288)
Stock-based compensation expense	—	—	1,509	—	—	—	1,509
Purchases of treasury stock	(99,444)	—	—	(1,257)	—	—	(1,257)
Balance, September 30, 2022	8,410,659	$110	$199,594	$(85,227)	$(970)	$—	$113,507

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2022	8,881,831	$115	$199,914	$(85,128)	$(4,253)	$—	$110,648
Net income	—	—	—	—	6,944	1,044	7,988
Acquisition	—	—	—	—	—	994	994
Issuance of restricted stock, net of forfeitures	368,628	4	(4)	—	—	—	—
Dividends declared ($0.45 per share)	—	—	(3,597)	—	(479)	—	(4,076)
Stock-based compensation expense	—	—	5,111	—	—	—	5,111
Restricted stock returned for payment of taxes	(70,264)	—	—	(862)	—	—	(862)
Balance, September 30, 2023	9,180,195	$119	$201,424	$(85,990)	$2,212	$2,038	$119,803

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2021	8,253,491	$107	$195,187	$(81,750)	$4,362	$—	$117,906
Net loss	—	—	—	—	(1,503)	—	(1,503)
Issuance of restricted stock, net of forfeitures	400,292	3	(3)	—	—	—	—
Dividends declared ($0.45 per share)	—	—	—	—	(3,829)	—	(3,829)
Stock-based compensation expense	—	—	4,410	—	—	—	4,410
Purchases of treasury stock	(205,521)	—	—	(2,851)	—	—	(2,851)
Restricted stock returned for payment of taxes	(37,603)	—	—	(626)	—	—	(626)
Balance, September 30, 2022	8,410,659	$110	$199,594	$(85,227)	$(970)	$—	$113,507

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,988	$(1,503)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	511	488
Amortization of intangible assets	3,106	1,218
Net change in unrealized (appreciation) depreciation on investments	(499)	1,822
Stock-based compensation expense	5,111	4,410
Deferred income taxes	652	(252)
Non-cash lease expense	844	800
Loss on asset disposition	69	—
Gain on remeasurement of lease liabilities	(119)	—
Fair value change of contingent consideration	(2,655)	—
Gain on insurance settlement	(5,000)	—
Change in operating assets and liabilities:
Net (purchases) sales of trading securities	(15,626)	12,149
Accounts receivable	1,355	1,862
Other current assets	1,101	(562)
Accounts payable and accrued liabilities	(55)	246
Compensation and benefits payable	(1,428)	(3,622)
Income taxes payable	25	(810)
Other liabilities	(1,064)	(927)
Net cash provided by (used in) operating activities	(5,684)	15,319
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(741)	—
Purchase of property and equipment	(119)	(123)
Insurance settlement proceeds	5,000	—
Net cash provided by (used in) investing activities	4,140	(123)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(2,851)
Restricted stock returned for payment of taxes	(863)	(626)
Cash dividends paid	(4,274)	(4,459)
Net cash used in financing activities	(5,137)	(7,936)
Effect of currency rate changes on cash	—	4
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,681)	7,264
Cash and cash equivalents, beginning of period	23,859	15,206
Cash and cash equivalents, end of period	$17,178	$22,470
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,024	$1,807
Accrued dividends	$2,220	$2,280
Additional operating lease right-of-use assets	$—	$1,217

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
Acquisition of Broadmark Asset Management LLC
In January 2023 we acquired an additional 32% interest in Broadmark for $1.2 million (net of cash acquired), increasing our ownership of Broadmark to approximately 80%, which represents a controlling interest for financial statement consolidation purposes (the "Broadmark Acquisition"). Broadmark is a San Francisco-based RIA managing and/or sub-advising mutual funds, retail and institutional separately-managed accounts.
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

Westwood owns approximately 80% of Broadmark's equity and recognized approximately $1.0 million of a noncontrolling interest in a consolidated subsidiary. Fair value of this interest was estimated using recent market transactions.
At the time of the Broadmark Acquisition, the Company believed that its expanded operational opportunities, enhanced range of investment strategies and expected realization of synergies were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. Goodwill arising from the Broadmark acquisition is not expected to be deductible for tax purposes.
For the three months ended September 30, 2023, the Company has included $1.1 million of revenue and $4.0 million of net income related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income (Loss). For the nine months ended September 30, 2023, the Company has included $3.4 million of revenue and $4.1 million of net income related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income (Loss).
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three and nine months ended September 30, 2023 and 2022 assume the Broadmark Acquisition had occurred as of January 1, 2022. This unaudited pro forma information should not be relied upon as being necessarily indicative of historical results that would have been obtained had the Broadmark Acquisition actually occurred on that date, nor of results that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total revenues	$21,880	$16,492	$66,552	$51,608
Net income	$3,952	$4,576	$7,565	$7,173
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
Revenue Disaggregated

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advisory Fees:
Institutional	$9,319	$6,247	$28,365	$19,928
Mutual Funds	7,275	4,029	21,554	12,718
Wealth Management	308	198	815	598
Performance-based	—	—	555	—
Trust Fees	5,063	5,177	15,118	16,257
Other, net	(85)	(245)	145	(1,276)
Total revenues	$21,880	$15,406	$66,552	$48,225

We serve clients primarily in the United States, as well as in certain international locations. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended September 30, 2023	Advisory	Trust	Other	Total
Canada	$278	$—	$—	$278
United States	16,624	5,063	(85)	21,602
Total	$16,902	$5,063	$(85)	$21,880

Three Months Ended September 30, 2022	Advisory	Trust	Other	Total
Canada	$285	$—	$—	$285
United States	10,189	5,177	(245)	15,121
Total	$10,474	$5,177	$(245)	$15,406

Nine Months Ended September 30, 2023	Advisory	Trust	Other	Total
Canada	$846	$—	$—	$846
United States	50,443	15,118	145	65,706
Total	$51,289	$15,118	$145	$66,552

Nine Months Ended September 30, 2022	Advisory	Trust	Other	Total
Canada	$879	$—	$—	$879
United States	32,365	16,257	(1,276)	47,346
Total	$33,244	$16,257	$(1,276)	$48,225

5. SEGMENT REPORTING
We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management reviews the financial information for operational decision-making purposes.
Westwood’s chief operating decision maker, our Chief Executive Officer, evaluates the performance of our segments based primarily on fee revenues and Economic Earnings, a non-GAAP measurement. We define Economic Earnings as net income (loss) plus non-cash equity-based compensation expense, amortization of intangible assets and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
ultimately require replacement. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets.
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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended September 30, 2023
Net fee revenues from external sources	$16,902	$5,063	$—	$—	$21,965
Net intersegment revenues	1,564	66	—	(1,630)	—
Other, net	(85)	—	—	—	(85)
Total revenues	$18,381	$5,129	$—	$(1,630)	$21,880

September 30, 2023 segment assets	$278,466	$47,897	$14,536	$(190,148)	$150,751
September 30, 2023 segment goodwill	$23,100	$16,401	$—	$—	$39,501

Three Months Ended September 30, 2022
Net fee revenues from external sources	$10,474	$5,177	$—	$—	$15,651
Net intersegment revenues	450	83	—	(533)	—
Other, net	(245)	—	—	—	(245)
Total revenues	$10,679	$5,260	$—	$(533)	$15,406

September 30, 2022 segment assets	$227,781	$48,600	$28,676	$(174,070)	$130,987
September 30, 2022 segment goodwill	$—	$16,401	$—	$—	$16,401

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Nine Months Ended September 30, 2023
Net fee revenues from external sources	$51,289	$15,118	$—	$—	$66,407
Net intersegment revenues	4,813	220	—	(5,033)	—
Other, net	145	—	—	—	145
Total revenues	$56,247	$15,338	$—	$(5,033)	$66,552

Nine Months Ended September 30, 2022
Net fee revenues from external sources	$33,244	$16,257	$—	$—	$49,501
Net intersegment revenues	1,563	261	—	(1,824)	—
Other, net	(1,276)	—	—	—	(1,276)
Total revenues	$33,531	$16,518	$—	$(1,824)	$48,225

6. INVESTMENTS
The Company has made strategic investments to enhance the services we provide to our customers. Each of these investments is discussed below.
InvestCloud. We made a strategic investment during 2018 in InvestCloud, which is included in “Investments” on our Condensed Consolidated Balance Sheets. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. Following InvestCloud's recapitalization in the first quarter of 2021, we re-invested $4.4 million of our proceeds into newly-issued shares of InvestCloud.
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
Broadmark Asset Management LLC. This investment represented a 47.5% ownership interest in a non-controlled corporation prior to the Broadmark Acquisition in 2023. This investment is included in “Equity method investments” on our Condensed Consolidated Balance Sheets at December 31, 2022. In January 2023, as a result of the Broadmark Acquisition, we acquired additional equity interests in Broadmark and subsequently have accounted for that investment as a consolidated subsidiary.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023:
U.S. Government and Government agency obligations	$23,429	$—	$(254)	$23,175
Money market funds	4,259	111	—	4,370
Equity funds	3,580	83	(371)	3,292
Equities	371	—	(43)	328
Exchange-traded bond funds	164	—	(17)	147
Total trading securities	31,803	194	(685)	31,312
Private investment fund	265	7	(13)	259
Total investments carried at fair value	$32,068	$201	$(698)	$31,571

December 31, 2022:
U.S. Government and Government agency obligations	$5,728	$—	$(389)	$5,339
Money market funds	4,093	111	—	4,204
Equity funds	4,863	32	(446)	4,449
Equities	1,278	—	(65)	1,213
Exchange-traded bond funds	159	—	(22)	137
Total trading securities	16,121	143	(922)	15,342
Private investment fund	265	—	(30)	235
Private equity	3,475	—	(683)	2,792
Total investments carried at fair value	$19,861	$143	$(1,635)	$18,369

The investments shown below are included in our Condensed Consolidated Balance Sheets as Equity method investments, as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,537	50.0%	$3,438	50.0%
Zarvona Energy Fund II-A, L.P.	700	0.5%	700	0.5%
Broadmark Asset Management LLC	—	—%	2,417	47.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,256		$6,574
7. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – significant unobservable inputs where there is little or no market activity
Our strategic investments in InvestCloud and Vista, discussed in Note 6 “Investments,” are excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for those investments.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of September 30, 2023:
Investments in trading securities	$31,312	$—	$—	$—	$31,312
Private investment fund	—	—	—	259	259
Total assets measured at fair value	$31,312	$—	$—	$259	$31,571
Salient Acquisition contingent consideration	—	—	10,246	—	10,246
Total liabilities measured at fair value	$—	$—	$10,246	$—	$10,246

As of December 31, 2022:
Investments in trading securities	$15,342	$—	$—	$—	$15,342
Private investment fund	—	—	—	235	235
Private equity	—	—	2,792	—	2,792
Total assets measured at fair value	$15,342	$—	$2,792	$235	$18,369
Salient Acquisition contingent consideration	—	—	12,901	—	12,901
Total liabilities measured at fair value	$—	$—	$12,901	$—	$12,901
(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

Prior to our exchange of Charis shares for shares in Vista, our investment in Charis was included within Level 3 of the fair value hierarchy as we valued it utilizing inputs not observable in the market. Historically, our investment was measured at fair value on a recurring basis using a market approach based on either a price to tangible book value multiple range determined to be reasonable in the current environment, or on market transactions. On April 3, 2023, Charis was acquired by Vista in a transaction in which the Company exchanged its shares in Charis for shares in Vista.

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$—	$4,024	$2,792	$4,369
Exchange of shares	—	—	(2,792)	—
Unrealized gains (losses) on private investments	—	(248)	—	(593)
Ending balance	$—	$3,776	$—	$3,776

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$7,763	$—	$12,901	$—
Total (gains) losses included in earnings	2,483	—	(2,655)	—
Ending balance	$10,246	$—	$10,246	$—

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The September 30, 2023 contingent consideration fair value of $10.2 million was valued based upon updated revenue growth projections and financial inputs. The fair value of contingent consideration related to both the revenue retention earn-out and the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3:

		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	13.5%	14.5%	14.00%
	Volatility	15.0%	25.0%	20.00%

Growth earn-out	Discount rate	13.5%	14.5%	14.00%
	Volatility	15.0%	25.0%	20.00%

8. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the three and nine months ended September 30, 2023 and 2022 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates and, for 2023, the discrete impact of life insurance proceeds received in the third quarter of 2023.
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
There were approximately 56,000 and 150,000 anti-dilutive restricted shares outstanding for the three months ended September 30, 2023 and September 30, 2022, respectively. There were approximately 90,000 and 108,000 anti-dilutive restricted shares outstanding for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$3,356	$(1,175)	$6,944	$(1,503)
Weighted average shares outstanding - basic	8,002,537	7,794,060	7,949,773	7,867,555
Dilutive potential shares from unvested restricted shares	114,210	—	122,966	—
Weighted average shares outstanding - diluted	8,116,747	7,794,060	8,072,739	7,867,555
Earnings (loss) per share:
Basic	$0.42	$(0.15)	$0.87	$(0.19)
Diluted	$0.41	$(0.15)	$0.86	$(0.19)

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying identifiable assets at the date of acquisition. Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our most recent annual goodwill impairment assessment during the third quarter of 2023 and determined that no goodwill impairment related to the Advisory or Trust segment was required. There was no goodwill impairment during the three and nine months ended September 30, 2023 or September 30, 2022.
Changes in goodwill were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023
Beginning balance	$39,501	$35,732
Broadmark Acquisition[1]	—	4,197
Salient Acquisition Adjustment[2]	—	(428)
Ending balance	$39,501	$39,501
1 The $4.2 million of acquired goodwill is attributable to the Advisory segment.
2 Represents subsequent purchase price adjustments for the 2022 Salient Acquisition.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and nine months ended September 30, 2023 or September 30, 2022.
11. LEASES
As of September 30, 2023 there have been no material changes outside the ordinary course of business to our leases since December 31, 2022. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

12. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of September 30, 2023, there are $1.9 million of shares that may yet be repurchased under our plan.
During the three and nine months ended September 30, 2023, the Company did not repurchase any shares of our common stock.
During the three months ended September 30, 2022, the Company repurchased 99,444 shares of our common stock at an average price of $12.64 per share, including commissions, for an aggregate purchase price of $1.3 million under our share repurchase plan. During the nine months ended September 30, 2022, the Company repurchased 169,630 shares of our common stock at an average price of $13.47 per share, including commissions, for an aggregate purchase price of $2.3 million under our share repurchase plan, and 35,891 shares of our common stock at an average price of $15.75 per share, including commissions, for an aggregate purchase price of $0.6 million on the open market.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Based on our analyses, we determined that the CTFs, Private Funds and Zarvona Energy Fund II-A were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs. As we do not qualify as primary beneficiaries for those entities, we have not consolidated our investments in those entities for the periods ending September 30, 2023 and December 31, 2022.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista and Zarvona Energy Fund GP (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities, we have not consolidated our investments in those entities for the periods ending September 30, 2023 and December 31, 2022.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fee Revenues	$8.1	$4.9	$24.0	$15.7

The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of September 30, 2023
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,924	$—	$—
Common Trust Funds	644	—	—
Private Funds	21	11.5	11.5
Private Equity	—	0.3	0.3
All other assets:
Wealth Management	3,126
Institutional	6,697
Total Assets Under Management	$14,412

14. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three and nine months ended September 30, 2023 and September 30, 2022, the Company earned immaterial fees from the affiliated funds.
One of our directors serves as a consultant to the Company under a consulting agreement. We recorded immaterial expenses related to this agreement for the three and nine months ended September 30, 2023 and September 30, 2022.
15. SUBSEQUENT EVENTS
Dividend Declared
On October 31, 2023, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on January 3, 2024 to stockholders of record on December 1, 2023.

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
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $14.4 billion and AUA of approximately $1.1 billion at September 30, 2023. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
Other income
Other income primarily consists of income from the sublease of a portion of our corporate offices and the receipt of insurance proceeds.
Firm-wide Assets Under Management
Firm-wide assets under management of $15.5 billion at September 30, 2023 consisted of $14.4 billion of AUM and $1.1 billion of AUA.
AUM increased $2.9 billion to $14.4 billion at September 30, 2023 compared with $11.5 billion at September 30, 2022. The average of beginning and ending AUM for the third quarter of 2023 was $14.7 billion compared to $11.8 billion for the third quarter of 2022.

The following table displays AUM as of September 30, 2023 and 2022 (in millions):

	As of September 30,
	2023	2022	Change
Institutional(1)	$6,697	$5,510	22%
Wealth Management(2)	3,791	3,528	7
Mutual Funds(3)	3,924	2,428	62
Total AUM(4)	$14,412	$11,466	26%

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
(4)AUM excludes $1.1 billion and $298 million of AUA as of September 30, 2023 and 2022, respectively, related to our model portfolios for which we provide investment advice on a fee basis without having investment management authority.
Roll-Forward of Assets Under Management

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Institutional
Beginning of period assets*	$6,969	$5,889	$6,968	$7,037
Inflows	57	60	296	175
Outflows	(173)	(216)	(749)	(476)
Net client flows	(116)	(156)	(453)	(301)
Market appreciation (depreciation)	(156)	(223)	182	(1,226)
Net change	(272)	(379)	(271)	(1,527)
End of period assets	$6,697	$5,510	$6,697	$5,510

Wealth Management
Beginning of period assets	$3,851	$3,676	$3,666	$4,420
Inflows	145	145	323	341
Outflows	(140)	(177)	(416)	(466)
Net client flows	5	(32)	(93)	(125)
Market appreciation (depreciation)	(65)	(116)	218	(767)
Net change	(60)	(148)	125	(892)
End of period assets	$3,791	$3,528	$3,791	$3,528

Mutual Funds
Beginning of period assets*	$4,169	$2,570	$4,145	$3,046
Inflows	141	182	663	592
Outflows	(319)	(219)	(1,033)	(637)
Net client flows	(178)	(37)	(370)	(45)
Market appreciation (depreciation)	(67)	(105)	149	(573)
Net change	(245)	(142)	(221)	(618)
End of period assets	$3,924	$2,428	$3,924	$2,428

Total AUM
Beginning of period assets	$14,989	$12,135	$14,779	$14,503
Inflows	343	387	1,282	1,108
Outflows	(632)	(612)	(2,198)	(1,579)
Net client flows	(289)	(225)	(916)	(471)
Market appreciation (depreciation)	(288)	(444)	549	(2,566)
Net change	(577)	(669)	(367)	(3,037)
End of period assets	$14,412	$11,466	$14,412	$11,466
* Certain assets under management acquired from Salient were reclassified from Mutual Funds to Institutional as of December 31, 2022 to be consistent with the classification of existing assets.

Three months ended September 30, 2023 compared to the three months ended September 30, 2022
The change in AUM for the three months ended September 30, 2023 was due to market depreciation of $0.3 billion and net outflows of $0.3 billion. Net outflows were primarily related to our SmallCap strategy.
The $0.7 billion decrease in AUM for the three months ended September 30, 2022 was due to market depreciation of $0.4 billion and net outflows of $0.2 billion. Net outflows were primarily related to our LargeCap Value strategy.
Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
The $0.4 billion decrease in AUM for the nine months ended September 30, 2023 was due to net outflows of $0.9 billion offset by market appreciation of $0.5 billion. Net outflows were primarily related to our Income Opportunity and MLP strategies.

The $3.0 billion decrease in AUM for the nine months ended September 30, 2022 was due to market depreciation of $2.6 billion and net outflows of $0.5 billion. Net outflows were primarily related to our LargeCap Value and Income Opportunity strategies.
Roll-Forward of Assets Under Advisement
AUA has historically been disclosed in total due to its relative insignificance to our business. However, following our 2022 acquisition of Salient's asset management business, AUA has become a more meaningful component of our business. Accordingly, we will present further AUA details going forward:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2023	2023
Assets Under Advisement
Beginning of period assets	$1,170	$1,255
Inflows	33	117
Outflows	(96)	(285)
Net client flows	(63)	(168)
Market appreciation (depreciation)	2	22
Net change	(61)	(146)
End of period assets	$1,109	$1,109
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income (Loss) contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Advisory fees: asset-based	$16,902	$10,474	61%	$50,734	$33,244	53%
Advisory fees: performance-based	—	—	NM	555	—	NM
Trust fees: asset-based	5,063	5,177	(2)	15,118	16,257	(7)
Other, net	(85)	(245)	(65)	145	(1,276)	(111)
Total revenues	21,880	15,406	42	66,552	48,225	38
Expenses:
Employee compensation and benefits	12,661	9,526	33	40,551	28,993	40
Sales and marketing	676	335	102	2,180	1,326	64
Westwood mutual funds	872	270	223	2,350	1,311	79
Information technology	2,334	1,939	20	7,283	5,615	30
Professional services	1,009	1,536	(34)	3,893	3,888	0
General and administrative	3,298	2,181	51	9,579	6,569	46
(Gain) loss from change in fair value of contingent consideration	2,483	—	NM	(2,655)	—	NM
Acquisition expenses	—	701	NM	209	1,588	(87)
Total expenses	23,333	16,488	42	63,390	49,290	29
Net operating income (loss)	(1,453)	(1,082)		3,162	(1,065)
Net change in unrealized appreciation (depreciation) on private investments	—	(249)	(100)	24	(511)	(105)
Net investment income	247	104	138	630	93	577
Other income	5,265	206	2456	5,876	598	883
Income (loss) before income taxes	4,059	(1,021)		9,692	(885)
Income tax provision	(316)	154	(305)	1,704	618	176
Net income (loss)	$4,375	$(1,175)	(472)%	$7,988	$(1,503)	(631)%
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,019	—	NM	1,044	—	NM
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$3,356	$(1,175)	(386)%	$6,944	$(1,503)	(562)%
_________________________
NM    Not meaningful
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Total revenues. Total revenues increased $6.5 million, or 42%, to $21.9 million for the three months ended September 30, 2023 compared with $15.4 million for the three months ended September 30, 2022. Asset-based advisory fees increased $6.4 million, or 61%, reflecting higher average AUM following our 2022 acquisition of Salient.
Employee compensation and benefits. Employee compensation and benefits increased $3.2 million to $12.7 million compared with $9.5 million for 2022 due to additional headcount resulting from the Salient acquisition.
Westwood mutual funds. Westwood mutual funds expenses increased $0.6 million, or 223%, to $0.9 million compared with $0.3 million for 2022 primarily due to an increase in mutual fund placement fees.
Professional services. Professional services decreased $0.5 million, or 34%, to $1.0 million compared with $1.5 million for 2022 primarily due to a decrease in various legal and advisory costs.
General and Administrative. General and administrative expenses increased $1.1 million, or 51%, to $3.3 million compared with $2.2 million for 2022 primarily due to increased intangible asset amortization following the Salient acquisition.
(Gain) loss from change in fair value of contingent consideration. We recorded a loss of $2.5 million upon the remeasurement of contingent consideration of the 2022 Salient acquisition.

Other income. We recorded life insurance proceeds of $5.0 million in the third quarter of 2023.
Income tax provision. Our effective tax rate differed from the 21% statutory rate for the third quarter of 2023 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates, and the discrete impact of life insurance proceeds received in the third quarter of 2023.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Total revenues. Total revenues increased $18.4 million, or 38%, to $66.6 million for the nine months ended September 30, 2023 compared with $48.2 million for the nine months ended September 30, 2022. Asset-based advisory fees increased $17.5 million, or 53%, reflecting higher average AUM following our 2022 acquisition of Salient. Trust fees decreased $1.2 million, or 7%, primarily related to lower average AUM.
Employee compensation and benefits. Employee compensation and benefits increased $11.6 million to $40.6 million compared with $29.0 million for 2022 due to additional headcount resulting from the Salient acquisition.
Sales and marketing. Sales and marketing expenses increased $0.9 million, or 64%, to $2.2 million compared with $1.3 million for 2022 due to higher product placement fees for certain Salient funds.
Westwood mutual funds. Westwood mutual funds expenses increased $1.1 million, or 79%, to $2.4 million compared with $1.3 million for 2022 primarily due to an increase in mutual fund placement fees.
Information Technology. Information technology expenses increased $1.7 million, or 30%, to $7.3 million compared with $5.6 million for 2022 primarily due to additional software licenses and investment research expenses.
General and Administrative. General and administrative expenses increased $3.0 million, or 46%, to $9.6 million compared with $6.6 million for 2022 primarily due to increased intangible asset amortization following the Salient acquisition.
(Gain) loss from change in fair value of contingent consideration. We recorded a gain of $2.7 million upon the remeasurement of contingent consideration of the 2022 Salient acquisition.
Other income. We recorded life insurance proceeds of $5.0 million in 2023.
Income tax provision. Our effective tax rate for the nine months ended September 30, 2023 differed from the 21% statutory rate for 2023 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates and the discrete impact of life insurance proceeds received in 2023.
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

The following tables provide a reconciliation of comprehensive income (loss) attributable to Westwood Holdings Group, Inc. to Economic Earnings and Economic Earnings by segment (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,
	2023	2022		2023	2022	Change
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$3,356	$(1,175)	(386)%	$6,944	$(1,503)	(562)%
Stock-based compensation expense	1,739	1,509	15	5,111	4,410	16
Intangible amortization	1,043	407	156	3,106	1,218	155
Tax benefit from goodwill amortization	125	59	112	375	177	112
Economic Earnings	$6,263	$800	683%	$15,536	$4,302	261%
Earnings (loss) per share	$0.41	$(0.15)	(373)%	$0.86	$(0.19)	(553)%
Stock-based compensation expense	0.21	0.19	11	0.63	0.57	11
Intangible amortization	0.13	0.05	160	0.38	0.15	153
Tax benefit from goodwill amortization	0.02	0.01	100	0.05	0.02	150
Economic Earnings per share	$0.77	$0.10	670%	$1.92	$0.55	249%
Diluted weighted average shares outstanding	8,116,747	7,794,060		8,072,739	7,867,555

Economic Earnings by Segment:
Advisory	$4,701	$3,590	31%	$14,441	$11,428	26%
Trust	911	769	18	2,576	2,396	8
Westwood Holdings	651	(3,559)	(118)	(1,473)	(9,522)	(85)
Consolidated	$6,263	$800	683%	$15,544	$4,302	261%

Liquidity and Capital Resources
We fund our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders or for deferred contingent consideration payments. We had no debt as of September 30, 2023 and December 31, 2022. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and short-term investments of $48.5 million and $39.2 million as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, working capital aggregated $49.7 million and $40.6 million, respectively.
During the nine months ended September 30, 2023, cash flow used in operating activities was $5.7 million, which included net purchases of current investments of $15.6 million and a reduction in compensation and benefits payable of $1.4 million. During the nine months ended September 30, 2022, cash flow provided by operating activities was $15.3 million, which included net sales of $12.1 million of current investments and a $1.9 million change in accounts receivable, partially offset by a reduction in compensation and benefits payable of $3.6 million.
Cash flow provided by investing activities during the nine months ended September 30, 2023 was primarily due to the receipt of life insurance proceeds, offset by cash for the Broadmark Acquisition. Cash flow used in investing activities during the nine months ended September 30, 2022 was related to purchases of property and equipment.
Cash flows used in financing activities of $5.1 million for the nine months ended September 30, 2023 reflected the payment of dividends and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $7.9 million for the nine months ended September 30, 2022 reflected the payment of dividends, treasury stock repurchases and restricted stock returned for the payment of taxes.

Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2023, Westwood Trust had approximately $11.9 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of September 30, 2023, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2022. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to our significant investments in cloud-based systems, the impact of our employees working remotely did not hinder the execution of our internal control processes and procedures.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. During the three months ended September 30, 2023, the Company did not repurchase any shares of our common stock.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 31, 2023	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer