Form 10-K
period 2023-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2024-03-07
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2023 of the voting and non-voting common equity held by non-affiliates of the registrant was $101,997,608. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.
The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of March 1, 2024: 9,062,458.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

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
General
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C. and Salient Advisors, L.P. (each of which is a registered investment adviser ("RIA") registered with the Securities and Exchange Commission and referred to hereinafter together as “Westwood Management”) and Westwood Trust ("Westwood Wealth Management"). Westwood Management, founded in 1983, provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust, custodial and investment management services through the use of commingled funds and individual securities to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management ("AUM") and assets under advisement ("AUA"). Westwood Management and Westwood Trust collectively had AUM of approximately $15.5 billion and AUA of approximately $1.1 billion at December 31, 2023. We were incorporated under the laws of the State of Delaware on December 12, 2001. Our common stock is listed on the New York Stock Exchange under the ticker symbol “WHG.” We are a holding company whose principal assets consist of the capital stock and ownership interests of our operating subsidiaries, primarily Westwood Management, Westwood Trust and Broadmark Asset Management, LLC ("Broadmark").
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
Our operating structure is capable of supporting a larger business and thus we believe we are poised to accommodate growth by acquisition, product innovation and internal growth within our client base. We have developed investment strategies that we expect to be attractive in our target institutional, wealth management and intermediary markets. Developing new investment strategies and building the organization can result in incurring expenses before significant offsetting revenues are realized. We continue to evaluate new strategies and resources in terms of meeting actual and potential investor needs.
During 2022 we acquired the asset management business of Salient Partners, L.P. (the "Salient Acquisition"). As part of the Salient Acquisition we also acquired Salient Capital, L.P. ("SCLP"), Salient Advisors, L.P. ("Salient Advisors") and an approximately 48% interest in Broadmark. Broadmark is a San Francisco-based RIA managing and/or sub-advising mutual funds, retail and institutional separately-managed accounts. SCLP is an SEC-registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member and serves as a sub-placement agent for private placements. Salient Advisors is an SEC registered investment adviser, a Commodity Futures Trading Commission ("CFTC") registered Commodity Pool Operator ("CPO") and a National Futures Association ("NFA") member. Salient Advisors is an advisor to the Westwood Salient Tactical Plus Fund, which is subadvised by Broadmark.
Acquisition of Controlling Interest in Broadmark Asset Management LLC
In January 2023 we acquired an additional 32% interest in Broadmark for $1.2 million (net of cash acquired), increasing our ownership of Broadmark to approximately 80%, which represents a controlling interest for financial statement consolidation purposes (the "Broadmark Acquisition").
Strategic Investments
Over the past several years we have made a number of strategic investments, including investments in InvestCloud, Inc. ("InvestCloud"), Vista Bank, ("Vista"), Westwood Hospitality Fund I, LLC ("Westwood Hospitality") and Westwood Energy Secondaries Fund I, LLC ("Westwood Energy Secondaries").
InvestCloud is a digital financial services provider. In addition to our investment in InvestCloud, we initiated a technology transformation several years ago using InvestCloud as a core provider. This technology transformation included overhauling and streamlining our enterprise data infrastructure and investment management operating platform. We also developed and launched digital client portals with InvestCloud, offering our clients secure “anytime, anywhere” access to their financial information.
Vista offers traditional banking services and provides clients of Westwood Trust efficient access to lines of credit secured by their investment portfolios. Our partnership provides Vista the opportunity to refer its clients needing more complex financial planning and investment services to Westwood Wealth Management.
Westwood Hospitality is a private investment fund seeded via our investment and which is offered to clients of Westwood Trust.
Westwood Energy Secondaries is a private investment fund seeded via our investment and which is offered to our clients.
Available Information
We maintain a website at westwoodgroup.com. Information contained on, or connected to, our website is not incorporated by reference into this Report and should not be considered part of this Report or any other filing that we make with the Securities and Exchange Commission ("SEC"). All of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website. Our Code of Business Conduct, Corporate Governance Guidelines and Audit Committee, Compensation and Human Capital, and Governance/Nominating Committee Charters are available without charge on our website. Stockholders may also obtain print copies of these documents free of charge by submitting a written request to Murray Forbes III, our Chief Financial Officer and Treasurer, at the address set forth on the front of this Report. The public can also obtain access to any public document we file with the SEC at www.sec.gov.
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
Investment Strategies
We offer high-conviction equity, outcome-oriented solutions and liquid alternatives to address a wide range of investment objectives, including four strategies each with over $1 billion in AUM: LargeCap Value, Income Opportunity, SmallCap Value and MLP & Energy Infrastructure.
U.S. Value Equity
The U.S. Value Equity team employs a value-oriented approach focused on identifying undervalued, high-quality businesses capable of generating superior risk-adjusted returns, using a fundamental, bottom-up, three-step investment process. Our team seeks well-run businesses with conservative balance sheets and strong free cash flow that can grow their business value by funding growth initiatives or by returning capital to shareholders. Identifying undervalued companies with strong fundamentals, where the outlook for future earnings growth is underestimated by the market, offers us the potential for asymmetric returns. This investment approach is intended to preserve capital during unfavorable periods and provide superior real returns over the long term. We have established a track record of producing both competitive risk adjusted and real returns for our clients. The principal investment strategies currently managed by the U.S. Value Equity team are as follows:
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
Multi-Asset
The Multi-Asset team employs an investment process that applies top-down views across asset classes along with bottom-up security selection, utilizing quantitative and fundamental tools to evaluate macro, micro and technical conditions across a range of asset classes. Our outcome-oriented solutions utilize strategic and tactical allocations as well as a discipline focused on managing downside risks.
The team draws on the proprietary fundamental research of Westwood’s investment teams in order to identify securities with attractive risk-adjusted return profiles across a broad spectrum of income-producing securities. The principal investment strategies currently managed by the Multi-Asset team are as follows:
Income Opportunity: Multi-Asset strategy that invests across multiple fixed income sectors, including convertibles and income-producing equity securities. Typically invests in a range of asset types with the equity component usually comprising between approximately 30% and 50% of this strategy.
Total Return: Multi-Asset strategy that invests across multiple bond sectors, including convertibles and income producing equity securities. Typically invests in a range of asset types with the equity component usually comprising between approximately 50% and 70% of this strategy.
High Income: Multi-Asset strategy that invests across multiple bond sectors, including convertibles and income-producing equity securities. Typically invests in a range of asset types with the equity component usually comprising between approximately 15% and 30% of this strategy.
Energy and Real Assets
The Energy and Real Assets team employs an investment approach designed to provide access to a broad universe of Master Limited Partnerships ("MLPs") and MLP-related companies, including midstream and other energy infrastructure companies, with the potential to capture a range of energy infrastructure opportunities. The portfolio managers consider the primary risk factors for midstream energy infrastructure companies to be equity markets, high yield spreads, commodity prices and interest rates. The team monitors and discusses changes in these risk factors on a daily basis. The firm utilizes quantitative models to measure valuations, momentum and other risk attributes. The investment team monitors key risk factors for each company and the overall market and positions portfolios accordingly to align with their portfolio management philosophy. The principal investment strategy currently managed by the Energy and Real Asset team is as follows:
MLP & Energy Infrastructure: Offers access to a wide universe of MLPs and MLP-related companies with the potential to capture energy infrastructure opportunities.
Tactical Absolute Return
Tactical Absolute Return strategies are subadvised by Broadmark. These strategies seek to deliver positive absolute returns through market cycles. We believe that tactical portfolio allocation can actively manage market exposure by adapting to economic conditions and internal market momentum. These strategies may appeal to clients who believe that it may be unwise to be fully invested in equities during periods of intense speculation and monetary tightening within an overvalued market. We also find other market environments in which we believe investors should be fully invested and even overweight higher beta sectors and indices. Our goal is to be in concert with the overall economic/business cycle.
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
Our ability to grow AUM is primarily dependent on our competitive investment performance and our success in building strong relationships with our clients, investment consulting firms, financial intermediaries and RIAs. We continually seek to expand AUM by organically growing our existing investment strategies and by adding new products as evidenced by our Salient Acquisition in November 2022 and our subsequent acquisition of a controlling interest in Broadmark in 2023. The Salient Acquisition expanded our product portfolio to serve financial intermediaries and institutional clients with additional product offerings, including Energy and Real Assets, Tactical Absolute Return, and Income Alternatives. We will continue to focus on organic product initiatives to grow our investment strategies while considering new investment strategies via acquisitions or from third parties, as discussed under "Growth Strategy" below. Our growth strategy provides clients with more investment opportunities and diversifies our AUM and revenue sources, thereby reducing risk in any one area of investment and increasing our competitive ability to attract new clients. Our ten largest clients accounted for approximately 21% of our fee revenues for the year ended December 31, 2023. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.
Managed Investment Solutions
Our newest investment team, Managed Investment Solutions, joined us in late 2023, and focuses on tailoring investment solutions to a diverse array of individual institutional risk/reward tolerances and investment approaches. The team’s unique approach blends active design with passive implementation and is intended to provide differentiated value for Westwood clients. Prospective clients for this service include public plans, sovereign wealth funds, corporate pension plans, defined contribution plans, endowments, foundations, consultant groups and wealth investors.
Advisory and Sub-advisory Agreements
Westwood Management manages client accounts under investment advisory and sub-advisory agreements. As is typical for the asset management industry, these agreements are usually terminable upon short notice and provide for revenues based on the market value of client AUM. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or based on a daily or monthly average of AUM for the stated period. Certain clients have contractual performance-based fee arrangements, which generate additional revenues if we outperform a specified index over a specific period of time. Revenue for performance-based fees is recorded at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood provides overall investment management services, including directing investments in conformity with client-established investment objectives and restrictions. Unless otherwise directed in writing by clients, Westwood has the authority to vote all proxies with respect to securities in client portfolios.
Westwood Management is party to sub-advisory agreements with other investment advisers under which it performs similar services under advisory agreements. Our sub-advisory fees are generally computed based upon the average daily AUM and are payable on a monthly basis.

Westwood Management provides investment advisory services to the Westwood Funds® family of mutual funds:

●	Westwood Alternative Income (WMNIX)	●	Westwood Quality SmallCap (WHGSX)
●	Westwood Broadmark Tactical Plus (SBTIX)	●	Westwood Quality SMidCap (WHGMX)
●	Westwood Broadmark Tactical Growth (FTGWX)	●	Westwood Quality Value (WHGLX)
●	Westwood High Income (WHGHX)	●	Westwood Salient Global Real Estate (KIRYX)
●	Westwood Income Opportunity (WHGIX)	●	Westwood Salient MLP & Energy Infrastructure (SMLPX)
●	Westwood Quality AllCap (WQAIX)	●	Westwood Select Income (KIFYX)
●	Westwood Quality MidCap (WWMCX)	●	Westwood Total Return (WLVIX)
As of December 31, 2023, AUM in the Westwood Funds® totaled $4.1 billion.
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
Westwood Trust also sponsors a range of commingled funds in which client assets are commingled to achieve economies of scale. Westwood Trust’s commingled funds fall within two basic categories: personal trusts (common trust funds) and employee benefit trusts (collective investment funds). Westwood Trust sponsors commingled funds for most of the investment strategies managed by Westwood Management.
Westwood Trust also develops asset allocation models for certain clients utilizing its commingled funds, mutual funds managed by Westwood Management and non-affiliated mutual funds.
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
Select Equity Strategy
The Westwood Select Equity strategy aims to provide low-frequency turnover and tax efficiency to high net worth individuals. The offering allows individuals to own a diversified portfolio of best ideas from across Westwood's investment teams. The portfolios include value and growth stocks, along with small-, mid- and large-cap stocks. Westwood Select Equity is also available without the tax efficiency overlay.
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
Institutional
The institutional team markets Westwood funds and advisory and sub-advisory services to defined benefit and defined contribution corporate and public plan sponsors, foundations and endowments, financial institutions and investment consultants. We maintain strong relationships with many global, national and regional investment consulting firms, which have contributed to our being considered and hired by their clients. By leveraging these relationships, we can offer our strategies within select defined contribution and other retirement plans where clients utilize mutual fund vehicles. Sub-advising funds of other financial institutions allows us to extend our marketing reach using other firms' distribution systems.
Intermediary and Retail
In the intermediary and retail channel, our team directly markets our investment services, including the Westwood Funds®, to financial intermediaries, RIAs, broker-dealers, turnkey asset management programs and select mutual fund platforms. We also focus on expanding our relationships with financial intermediaries that manage discretionary mutual fund models. Our Intermediary sales team markets our mutual funds and separately managed accounts directly to select broker-dealers and RIAs.
Managed accounts are somewhat similar to mutual fund relationships in that a third-party financial institution, such as a broker-dealer or RIA, trades securities using our model. The typical managed account client is a high net worth individual or small institution that prefers to own shares directly, rather than in a mutual fund. In these arrangements, the third-party financial institution is responsible to the end client for client service, operations and accounting.
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

Generate growth from new and existing clients and consultant relationships, while expanding intermediary distribution. As our primary business objective, we intend to maintain and enhance existing relationships with clients, investment consultants and intermediaries by providing value-added investment performance and client service. Over the last few years, we have expanded and restructured our distribution team to improve our proactive sales and client engagement strategy. We intend to pursue growth via targeted sales and marketing efforts that showcase our boutique offerings across our product platform with consistent investment performance and superior client service. New institutional client accounts are sourced from investment consultants or from our direct sales efforts with institutional investors. The Salient Acquisition has significantly expanded our product range and distribution capabilities. We intend to leverage this increased scale and broader product availability to enhance offerings to institutional, intermediary and wealth management clients. We believe a key factor leading to our being considered for new client mandates and platform placements is the in-depth knowledge of our firm, our people and our processes currently embedded in our consultant and platform relationships and being developed in prospective relationships.
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
Grow assets in our existing investment strategies. We have significant capacity to manage additional assets across the investment strategies developed by leveraging the core competencies of our U.S. Value Equity and Multi-Asset teams. We have considerably expanded our range of investment strategies by adding Energy and Real Assets, Tactical Absolute Return and Select Income as a result of the Salient Acquisition.
Continue to enhance our digital capabilities. Over the past several years, we have invested significantly to enhance our automation and digital efficiency. We moved our technology infrastructure to secure, cloud-based access, created a data warehouse to improve our investment operations workflow, upgraded our trade order management and trade compliance systems, digitized our portfolio accounting and reconciliation system, and outsourced our trading function. We also developed digital client portals for our institutional and wealth management clients. We believe these investments position us to improve efficiencies and better respond to consumer demand for digital interaction with investment advisors.
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
Foster expanded intermediary distribution. For the past several years, we have expanded our geographic approach and focused coverage for intermediary distribution, building up our intermediary sales team to extend our reach and accelerate growth in top markets. As a result of the Salient Acquisition, we have again expanded our sales and marketing resources to accelerate growth geographically and across market segments via third-party platforms. We believe that providing investors with access to our mutual funds and separately managed accounts is a key component to achieving asset growth in the defined contribution and retirement marketplaces as well as with RIAs and select broker-dealers.
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
Continue to strengthen our brand name. We believe that the strength of our brand name has been a key component to our long-term success in the investment industry and will be instrumental to our future success. We have developed a strong brand name largely through our performance, coupled with high-profile coverage in investment publications and electronic media. Many of our investment professionals have been prominent in print and electronic media, and we will continue to use creative ways to strengthen our brand name and reputation in our target markets.
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
We compete against numerous investment dealers, banks, insurance companies, mutual fund companies, exchange-traded funds, brokerage and investment firms and others that sell equity funds, taxable income funds, tax-free investments and other investment products. The allocation of assets by many investors from active equity investing to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to compete more effectively with us. The demand for passive strategies with low-fee structures has rapidly increased and investors frequently demand customized and personalized strategies to fit their investment needs. This shift in the marketplace may benefit competitors offering certain investment vehicles that we do not offer. In summary, our competitive landscape is intense and dynamic, which may affect our ability to compete successfully.
Additionally, most prospective clients perform a thorough review of an investment manager’s background, investment policies and performance before committing assets. In many cases, prospective clients invite competing firms to make presentations. The process of obtaining a new client typically takes twelve to eighteen months from the time of initial contact. While we have achieved success in competing for clients, it is a process to which we dedicate significant resources over an extended period with no certainty of winning client mandates.
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
Westwood Management
Our business is subject to regulation at federal and state levels by the SEC and other regulatory bodies. Westwood Management Corp. and Westwood Advisors, L.L.C. are registered with the SEC under the Investment Advisers Act and under the laws of various states. As RIAs, Westwood Management Corp. and Westwood Advisors, L.L.C. are regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, record keeping, operational and marketing requirements and disclosure obligations. Westwood Management Corp. also acts as adviser to the Westwood Funds®, a family of mutual funds registered with the SEC under the Investment Company Act of 1940 (the “Investment Company Act”). As an adviser to a registered investment company, Westwood Management Corp. must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance, and restrictions on transactions with affiliates. Under SEC rules and regulations promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management Corp. and Westwood Advisors, L.L.C. to comply with SEC requirements could have a material adverse effect on Westwood. We are also required to comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized (the "Patriot Act"). We believe that we are in compliance with the regulations under the Investment Advisers Act, the Investment Company Act and the Patriot Act.
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
Westwood Trust is limited by the Finance Code in the payment of dividends to undivided profits, which is described as that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate board resolutions. At the discretion of its Board of Directors (the "Board"), Westwood Trust has made quarterly and special dividend payments, and other distributions, to Westwood Holdings Group, Inc. out of undivided profits.
SEC Broker‑Dealer Registration / FINRA Regulation
SCLP is subject to regulation by the SEC, FINRA and various states. In addition, certain of our employees are registered with FINRA and such states and subject to SEC, state and FINRA regulation. The failure of this company and/or employees to comply with relevant regulation could have a material adverse effect on our business.
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
Diversity and Inclusion
We believe that our culture of diversity and inclusion enables us to develop and fully utilize the strengths of our people. As of December 31, 2023, approximately 43% of our workforce was female and minorities represented approximately 34% of our workforce.
Employees

At December 31, 2023, we had 145 full-time employees, all located in the U.S. No employees are represented by a labor union, and we believe our employee relations are favorable. As of December 31, 2023, approximately 16% of our employees held the Chartered Financial Analyst designation.
Environmental, Social and Governance ("ESG")
ESG Core Principles
Since inception, we have fostered a corporate culture focused on a set of core values. To keep us motivated, we have found inspiration in Coach John Wooden’s Pyramid of Success™ which helps all of us aspire to and maintain a culture of teamwork, integrity and putting client interests ahead of our own.
Our ESG focus is guided by the following six pillars:
1.Environmental impact;
2.Diversity, equity and inclusion;
3.Community;
4.Responsible investing;
5.Privacy and data protection; and
6.Governance.
We include ESG pillars in the way we conduct our business and measure ourselves against them because it makes good sense. It improves our ability to create an environment that values true diversity, inclusiveness and transparency and ultimately supports long-term employee growth. Our focus on transparency, corporate governance, life principles, ethical conduct and giving back to the communities in which we operate is core to our values.
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
Westwood’s Board plays an important role to ensure that the interests of shareholders are being represented and that Westwood is fulfilling its fiduciary duties. The Board regularly interacts with management to ensure that stakeholder interests are properly considered. Management provides the Board with regular updates on our ESG efforts and collaboration between the Board and those responsible for ESG is key to our implementation strategy. Our Board benefits from deep industry experience and a majority of its members are independent which enables strong oversight of our business.
Westwood’s ESG Steering Committee is responsible for ensuring the effective execution of our overall ESG strategy. Along with our CEO, this group sets the strategic direction for our ESG agenda, oversees implementation, and reviews our ESG strategy with our Board.
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
Responsible Investment / ESG Integration
Our responsible investment commitment is evident in our investment approach across our investment solutions where we take a fundamental approach to identifying high-quality companies and sound businesses around the world. As an active asset manager, ESG issues are directly linked into our bottom-up, fundamental assessment of companies. Our fundamental, financial materiality-based approach to identifying high-quality companies and sound businesses around the world has always led our investment team to consider these issues in our fundamental analyses, which evaluate the merits of a company's strategy, downside risk and valuation. As ESG integration and evaluation techniques continue to evolve, we will adapt our analyses to ensure we comply with our fiduciary responsibilities at all times.
Westwood is a signatory of the United Nations Principles for Responsible Investment ("UNPRI") and is committed to adopting and implementing responsible investment principles in a manner consistent with our fiduciary duties to clients. We support the UNPRI and recognize the importance of considering ESG issues as an element in our overall investment process.

Engagement
As part of our fundamental investment research process, our analysts conduct meetings with target company management and investor relations to understand strategy, execution and financial strength throughout the life of our investment. Meetings inform our investment analysis and amplify our understanding of a business’s ability to adapt to changing business environments. Meetings can take place in person, during investment conferences and video calls, and they build on long-standing relationships. Our understanding of material issues affecting the company is captured and shared in our valuation analysis and recommendations made by our Research Analysts.
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
Westwood uses guidelines from a third-party proxy research service, Glass, Lewis & Co. ("Glass Lewis"), that we believe create value for our clients and cover most proxy issues. The Investment Operations Team, including the head of data governance, oversees the implementation of our proxy voting policy. Westwood’s Corporate Responsibility Committee, together with our investment team’s bi-monthly review of ballots, considers the proxy voting guidelines on environmental and social issues laid out by Glass Lewis’s policy to be in alignment with our financial-materiality-based view of ESG integration. Glass Lewis’s policy states that it will vote in when there is a clear link between the proposal and value enhancement or risk mitigation. Our goal is to vote all proxies and, in most cases, we agree with and follow the recommendations of our proxy research service however our Research Analysts review proxies bi-monthly and occasionally recommend a vote that differs from Glass Lewis. We vote against recommendations when we believe that it is in our clients’ best interests to do so. A summary of voting is sent to each client for whom proxies are voted on an annual basis.
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
Diversity, Equity and Inclusion
Diversity is an important part of our culture and identity; approximately 43% of our employees are women — many in senior positions — and approximately 34% of our employees self-identify as members of minority communities.
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
Some of our strategies offer access to global markets with significant exposure to non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of clients invested in these strategies. Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested, as well as political, social and economic uncertainty or other diplomatic developments. Many financial markets are less developed or efficient than U.S. financial markets with limited liquidity and higher price volatility, and may lack an established regulatory framework. Liquidity and price volatility may be adversely affected by political or economic events, government policies and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies invested in securities of non-U.S. issuers and may be particularly acute in emerging or less developed markets. As a result, we may be unable to attract or retain client investments in these strategies, or assets invested in these strategies may experience significant declines in value and our results of operations may be negatively affected.
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
We engage in product offerings and international business activities through our global multi-asset securities product offerings that are available to our international and domestic clients. As of December 31, 2023, approximately 1% of our AUM is managed for clients who are domiciled outside the U. S. As a result, we face increased operational, regulatory, compliance, marketing, client service, reputational and foreign exchange rate risks. In particular, rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities, or "UCITS") Regulations 2011 and the Markets in Financial Instruments Directive. The failure of our compliance and internal control systems to properly identify and mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.
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
We are a holding company, with no revenue-generating operations or assets other than our ownership interests in Westwood Management, Westwood Trust and Broadmark. Accordingly, we are dependent on the cash flow generated by these operating subsidiaries and rely on dividends or other intercompany transfers from our operating subsidiaries to generate the funds necessary to meet our obligations.
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
In addition, we have performance fee agreements with certain clients, who pay a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which could have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees can fluctuate significantly between measurement periods, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $1.6 million in 2023, $1.0 million in 2022 and $3.4 million in 2021.
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
We are dependent to a significant degree on our ability to maintain our relationships with clients, consultants, managed account platforms and other intermediaries. Our ten largest clients accounted for approximately 21%, 22% and 22% of our fee revenues for the years ended December 31, 2023, 2022 and 2021, respectively. There can be no assurance that we will be successful in maintaining existing relationships, securing additional relationships or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large relationships or to establish additional profitable relationships could have a material adverse effect on our business, financial condition and results of operations.
General Risk Factors
We have made and may continue to make business combinations as a part of our business strategy, which may present risks and uncertainties.
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
We have historically paid a quarterly dividend; however, payment of future dividends is subject to the discretion of our Board, and various factors may impact our ability to maintain the current dividend or pay dividends at all. We reinstated a dividend in the first quarter of 2021, following its suspension in the second quarter of 2020 as we preserved capital and provided additional financial flexibility amid uncertainties created by the COVID-19 pandemic. Such factors include our financial position, capital requirements and liquidity, tax regulations, stock repurchase plans, state corporate and banking law restrictions, results of operations and other factors that our Board may consider relevant. As a holding company, our ability to pay dividends is dependent on the dividends and income we receive from our subsidiaries. Currently, our primary source of cash consists of dividends from Westwood Management or Westwood Trust. The payment of dividends by Westwood Trust is subject to the discretion of its Board and compliance with applicable laws, including the provisions of the Finance Code applicable to Westwood Trust. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Over the past several years we have invested significantly to enhance our cybersecurity governance. We have expanded our control access to data and systems, invested in firewalls and security systems, elevated internal awareness through trainings and exercises, and upgraded our systems, programs and intrusion monitoring.

We conduct periodic vulnerability assessments based on our use of technology, third party vendor relationships and reported changes in cybercrime methodologies, and in response to any attempted cyber incident, among other circumstances.
We protect all the assets of our clients and safeguard the proprietary and confidential information of Westwood and its employees, which is a fundamental responsibility of every Westwood employee. Westwood is responsible for distributing our policies and procedures to employees and conducting appropriate employee training to ensure employees’ adherence to our policies and procedures. Repeated or serious violations of our policies by employees or independent contractors may result in disciplinary action against such persons, which may include restricted permissions or prohibitions and/or termination.
Our President and Chief Operating Officer is responsible for reviewing, maintaining and enforcing our policies and procedures to ensure we meet our overall cybersecurity goals and objectives, while at a minimum, ensuring compliance with applicable federal and state laws and regulations.
We have also designed procedures to implement our cybersecurity policy, minimize cybersecurity threats to our clients and conduct reviews to monitor and ensure our policy is observed, properly implemented and amended or updated as necessary, including cybersecurity oversight, periodic risk assessments and external consultant reviews, access restrictions, ongoing training, governance policies and procedures, authentication protocols, secure access measures, and policies for elevating suspicious activities.
Westwood has an established vendor management policy, which considers risks related to new or existing vendors, defines new vendor selection, vendor renewal, vendor monitoring and vendor risk assessment. The review of vendors is led by our Chief Compliance Officer and each vendor relationship owner, and involves reviewing System and Organization Controls reports, Statement on Standards for Attestation Engagements number 18 reports, and other reviews of internal controls.
Westwood’s Board is responsible for overseeing the effective execution of our overall cybersecurity programs. Along with management, our Board reviews our cybersecurity efforts and programs and is informed of cybersecurity risks primarily through discussions with management, trainings and exercises.
Westwood relies on its Board, in conjunction with senior management members, to ensure ongoing success of its cybersecurity environment. Our Board’s responsibilities include, but are not limited to:
a.Overseeing effective implementation of our cybersecurity initiatives and alignment with agreed policies and strategies;
b.Oversight of the continued and consistent implementation of our cybersecurity policies and procedures; and
c.Promoting overall corporate commitment to cybersecurity.
Westwood management is responsible for the execution of the framework for the management of our information security. These responsibilities include, but are not limited to:
a.Designing, implementing and executing our framework over information security management;
b.Reviewing and updating our policies and procedures annually;
c.Assigning all data within Westwood to an appropriate owner, and ensuring data owners have knowledge of such data and have an information classification selected for that data;
d.Ensuring annual compliance with our information security management policies and procedures;
e.Application and execution of our risk management framework in the event of a potential issue; and
f.Development and execution of an action plan for each potential issue to address risks via remediating, mitigating, accepting or closing the issue.
Our management members, specifically our Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer, Information Security Officer and Chief Compliance Officer, have cybersecurity expertise gained through years of training, internal and external discussions, numerous learning exercises, and development, execution and evaluation of our cybersecurity policies.
If a potential cybersecurity breach were to be identified, management would implement its incident response plan. This plan, which provides for a quick, effective and orderly response to information security incidents relies on our Incident Response Team (“IRT”) to report findings to management and the appropriate authorities as necessary. The IRT, comprised of various cross-functional subject matter experts, is also responsible for:
a.Detecting and analyzing suspicious events that might indicate an event has occurred;
b.Containing, eradicating and restoring normal operations if an event has occurred through quick responses, isolating and preserving evidence to aid in remediation and assisting investigators, isolating additional systems from being impacted by the situation being remediated, tracking issues, communicating a strategy and protocol to follow to maintain control of information and confidentiality and to ensure members of the IRT and Westwood management are kept informed of issues as the incident develops and is resolved, and developing and implementing strategies for ensuring the integrity of impacted information systems and critical information hosted on those systems.
In the event of a cybersecurity breach Westwood management notifies our Board as soon as practicable, along with affected parties including clients, regulatory bodies, third parties and employees, as necessary and required by applicable laws and regulations.
Item 2. Properties.
Westwood, Westwood Management and Westwood Trust conduct their principal operations using approximately 38,000 square feet of leased office space in Dallas, Texas pursuant to a lease with an initial term that expires in March 2026. In addition, we lease approximately 11,000 square feet of office space in Houston, Texas pursuant to a lease that expires in September 2029. We lease a limited amount of office space in San Francisco, California and Chicago, Illinois.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “WHG.” At December 31, 2023, there were approximately 190 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater.
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
As of December 31, 2023, there are $1.8 million of shares that may yet be repurchased under our share repurchase plan.
The Company did not repurchase any shares of our common stock during the year ended December 31, 2023.

Performance Graph
The following graph compares total stockholder returns of Westwood since December 31, 2018 with the total return of the Russell 2000 Index and the S&P U.S. BMI Asset Management & Custody Banks Index, a composite of various publicly-traded asset management companies.

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2018	2019	2020	2021	2022	2023
Westwood Holdings Group, Inc.	$100.00	$95.59	$47.65	$62.90	$43.14	$51.33	(48.67)%
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85	60.85%
S&P U.S. BMI Asset Management & Custody Banks Index	100.00	125.80	145.77	215.18	161.21	211.89	111.89%

The total return for our stock and for each index assumes $100 invested on December 31, 2018 in our common stock, the Russell 2000 Index, and the S&P U.S. BMI Asset Management & Custody Banks Index, including reinvestment of dividends.
The closing price of our common stock on the last trading day of the year ended December 31, 2023 was $12.57 per share. Historical stock price performance is not necessarily indicative of future price performance.
Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report.
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
SCLP serves as a sub-placement agent for private placements.
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $15.5 billion and AUA of approximately $1.1 billion at December 31, 2023. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
With respect to most of our AUM, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to limit downside during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have average investment experience of over twenty years.
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
2023 Highlights
The following items were reported for the year ended December 31, 2023:
•Integrated Salient's asset management business, following our 2022 acquisition.
•Added the Managed Investment Solutions team, bolstering our ability to provide customized solutions to institutional and wealth investors.
•Acquired an additional 32% interest in Broadmark, an RIA managing and/or sub-advising mutual funds, retail and institutional separately-managed accounts, resulting in our holding an approximately 80% controlling interest.
•AUM as of December 31, 2023 was $15.5 billion, 5% higher than December 31, 2022. Quarterly average AUM increased 15% to $15.0 billion for 2023 versus 2022, which contributed to a 31% increase in total revenue from 2022.
•Our SMidCap Value, SmallCap Value, MidCap Value, High Alpha, Enhanced Balanced, High Income, Alternative Income, Global Real Estate and Select Income strategies performed strongly by beating their primary benchmarks for the year.
•We paid $5.5 million of dividends to our common stockholders.
•Our financial position remains strong with liquid cash and short-term investments of $53.1 million and no debt as of December 31, 2023.
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
Acquisition expenses
Acquisition expenses consist of costs related to the Salient Acquisition.
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

Other Income
Other income primarily consists of income from the sublease of a portion of our corporate offices and the receipt of life insurance proceeds.
Firm-wide Assets Under Management
Firm-wide assets under management of $16.6 billion at December 31, 2023 consisted of $15.5 billion of AUM and $1.1 billion of AUA.
AUM increased $0.7 billion, or 5%, to $15.5 billion at December 31, 2023 compared to $14.8 billion at December 31, 2022. Quarterly average AUM increased $1.9 billion, up 15%, to $15.0 billion compared with $13.1 billion for 2022. The increase in average AUM was primarily due to $2.0 billion of market appreciation in 2023.
AUM increased $0.3 billion, or 2%, to $14.8 billion at December 31, 2022 compared to $14.5 billion at December 31, 2021. Quarterly average AUM decreased $1.2 billion, down 9%, to $13.1 billion for 2022 compared with $14.3 billion for 2021. The decrease in average AUM was primarily due to $1.5 billion of market depreciation in 2022.
The following table presents our AUM (in millions, except percentages):

	As of December 31,
	2023	Change	2022	Change	2021
Institutional(1)	$7,215	6%	$6,785	(4)%	$7,037
Wealth Management(2)	4,140	13%	3,666	(17)%	4,420
Mutual Funds(3)	4,104	(5)%	4,328	42%	3,046
Total AUM(4)	$15,459	5%	$14,779	2%	$14,503

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
(2)Wealth Management includes assets for which Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals pursuant to trust or agency agreements and assets for which Westwood Advisors, L.L.C. provides advisory services to high net worth individuals. Investment sub-advisory services are provided for the common trust funds by Westwood Management. For certain assets in this category Westwood Trust provides limited custodial services for a minimal or no fee, viewing these assets as potentially converting to fee-generating managed assets in the future.
(3)Mutual Funds include the Westwood Funds®, a family of mutual funds for which Westwood Management or Salient Advisors serves as advisor. These funds are available to individual investors, institutional investors and wealth management accounts.
(4)AUM for 2023, 2022 and 2021 excludes approximately $1.1 billion, $1.3 billion and $0.3 billion of assets under advisement, respectively, related to our model portfolios for which we provide investment advice on a fee basis without having investment management authority. We added $0.9 billion of AUA from the Salient Acquisition.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2023
AUM (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets*	$6,968	$3,666	$4,145	$14,779
Client flows:
Inflows	360	446	814	1,620
Outflows	(936)	(615)	(1,347)	(2,898)
Net client flows	(576)	(169)	(533)	(1,278)
Market appreciation	823	643	492	1,958
Net change	247	474	(41)	680
End of period assets	$7,215	$4,140	$4,104	$15,459
* Certain assets under management acquired from Salient were reclassified from Mutual Funds to Institutional as of December 31, 2022 to be consistent with the classification of existing assets.

The increase in AUM for the year ended December 31, 2023 was due to market appreciation of $2.0 billion, offset by net outflows of $1.3 billion. Net outflows were primarily related to our Income Opportunity, MLP & Energy Infrastructure, LargeCap Value and SmallCap Value strategies.

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
The increase in AUM for the year ended December 31, 2022 was due to $2.7 billion of AUM from the Salient Acquisition, offset by market depreciation of $1.5 billion and net outflows of $0.9 billion. Net outflows were primarily related to our LargeCap Value, Income Opportunity and Enhanced Balanced strategies.

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
Roll-Forward of Assets Under Advisement
AUA has historically been disclosed in total due to its relative insignificance to our business. However, following our November 2022 acquisition of Salient's asset management business, AUA has become a more meaningful component of our business. Accordingly, we will present further AUA details going forward:

(in millions)	Year Ended December 31, 2023
Assets Under Advisement
Beginning of period assets	$1,255
Inflows	160
Outflows	(400)
Net client flows	(240)
Market appreciation (depreciation)	64
Net change	(176)
End of period assets	$1,079
Results of Operations
The following table and discussion of our results of operations is based upon data derived from our Consolidated Statements of Comprehensive Income (Loss) contained in our Consolidated Financial Statements and should be read in conjunction with these statements included elsewhere in this Report.

	Years ended December 31,
	(in thousands, except percentages)
	2023	Change	2022	Change	2021
Revenues:
Advisory fees:
Asset-based	$67,391	44%	$46,685	2%	$45,927
Performance-based	1,265	24	1,018	(69)	3,335
Trust fees	20,242	(7)	21,686	(10)	24,030
Trust performance-based fees	349	NM	—	(100)	101
Other revenues, net	534	(175)	(708)	109	(339)
Total revenues	89,781	31	68,681	(6)	73,054
Expenses:
Employee compensation and benefits	52,918	32	40,124	(6)	42,532
Sales and marketing	2,990	49	2,003	56	1,280
Westwood mutual funds	3,133	42	2,201	(17)	2,657
Information technology	9,650	25	7,719	(5)	8,161
Professional services	5,132	(4)	5,357	22	4,391
General and administrative	12,512	38	9,057	12	8,074
(Gain) loss from change in fair value of contingent consideration	(2,768)	NM	—	NM	—
Acquisition expenses	209	(97)	7,093	NM	—
Total expenses	83,776	14	73,554	10	67,095
Net operating income (loss)	6,005	(223)	(4,873)	(182)	5,959
Realized gains on private investments	—	NM	—	(100)	8,371
Net change in unrealized appreciation (depreciation) on private investments	6	(100)	(1,495)	(17)	(1,797)
Investment income	1,191	348	266	(69)	868
Other income	6,241	588	907	51	602
Income (loss) before income taxes	$13,443	(359)%	$(5,195)	(137)%	$14,003
Income tax provision	2,872	(607)	(567)	(113)	4,240
Net income (loss)	$10,571	(328)%	$(4,628)	(147)%	$9,763
Total comprehensive income (loss)	$10,571	(328)%	$(4,628)	(147)%	$9,763
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,051	NM	—	NM	—
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$9,520	(306)%	$(4,628)	(147)%	$9,763
NM - Not meaningful
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Total Revenues. Total revenues increased $21.1 million, or 31%, to $89.8 million compared with $68.7 million for 2022. The increase was attributable to higher average assets under management following our acquisition of Salient Partners' asset management business during the fourth quarter of 2022, partially offset by a $1.4 million decrease in Trust fees due to lower average AUM.
Employee Compensation and Benefits. Employee compensation and benefits expenses increased due to additional headcount resulting from the Salient Acquisition.
Sales and Marketing. Sales and marketing expenses increased due to higher product placement fees for certain Salient funds.
Westwood Mutual Funds. Westwood mutual funds expenses increased primarily due to an increase in mutual fund placement fees for certain mutual funds acquired in the Salient Acquisition.

Information Technology. Information technology costs increased primarily due to additional software licenses and investment research expenses.
General and administrative. General and administrative expenses increased 38% to $12.5 million compared to $9.1 million in 2022 primarily due to increased intangible asset amortization following the Salient Acquisition.
(Gain) loss from change in fair value of contingent consideration. We recorded a gain of $2.8 million upon the remeasurement of contingent consideration of the Salient Acquisition primarily due to changes in growth projections and volatility assumptions.
Net change in unrealized appreciation (depreciation) on private investments. In 2022 we recorded a $1.6 million net change in unrealized depreciation to reflect a market transaction related to our previous investment in Charis.
Other income. We recorded life insurance proceeds of $5.0 million in 2023.
Provision for Income Taxes. The effective tax rate was 23.2% for 2023 compared to 10.9% for 2022. Our income tax rate differed from the 21% statutory tax rate due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date, along with the impact of state and local taxes.
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
Net change in unrealized appreciation (depreciation) on private investments. We recorded a $1.6 million net change in unrealized depreciation to reflect a market transaction related to our previous investment in Charis.
Provision for Income Taxes. The effective tax rate was 10.9% for 2022 compared to 30.3% for 2021. Our income tax rate differed from the 21% statutory tax rate due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date, along with the impact of state and local taxes.
Supplemental Financial Information
As supplemental information, we are providing non-GAAP performance measures that we refer to as Economic Earnings and Economic EPS. We provide these measures in addition to, not as a substitute for, Comprehensive income (loss) attributable to Westwood Holdings Group, Inc. and earnings (loss) per share, which are reported on a GAAP basis. Our management and Board review Economic Earnings and Economic EPS to evaluate our ongoing performance, allocate resources, and review our dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP Comprehensive income (loss) attributable to Westwood Holdings Group, Inc. or earnings (loss) per share, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without also considering financial information prepared in accordance with GAAP.
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
For the year ended December 31, 2023, our Economic Earnings increased by 589% to $18.3 million compared with $2.7 million for the year ended December 31, 2022. 2023 Economic Earnings was impacted by higher revenues and the receipt of life insurance proceeds, offset by higher expenses following the Salient Acquisition.
The following table provides a reconciliation of Comprehensive income (loss) attributable to Westwood Holdings Group, Inc. to Economic Earnings. We have included the tax impact of adjustments for all periods presented:

	For the years ended December 31, (in thousands, except percentages and per share data)
	2023	Change	2022	Change	2021	Change	2020	Change	2019
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$9,520	(306)%	$(4,628)	(147)%	$9,763	(209)%	$(8,947)	(251)%	$5,911
Stock-based compensation expense	6,518	9	6,001	3	5,834	(13)	6,701	(35)	10,305
Impairment expense	—	NM	—	NM	—	NM	3,403	NM	—
Intangible amortization	4,149	120	1,889	16	1,624	(6)	1,721	—	1,726
Currency translation adjustment reclassification	—	NM	—	NM	—	NM	4,169	NM	—
Tax benefit from goodwill amortization	500	66	302	27	237	—	237	—	237
Tax impact of adjustments to GAAP comprehensive income (loss)	(2,345)	160	(901)	(61)	(2,309)	(179)	2,922	(164)	(4,539)
Economic Earnings	$18,342	589%	$2,663	(82)%	$15,149	48%	$10,206	(25)%	$13,640
Economic Earnings per Share	$2.26	402%	$0.45	(80)%	$2.20	142%	$0.91	(58)%	$2.15

The following tables provide Economic Earnings by segment:

	For the years ended December 31, (in thousands, except percentages)
	2023	Change	2022	Change	2021	Change	2020	Change	2019
Advisory comprehensive income (loss)	$13,585	23%	$11,010	(34)%	$16,783	781%	$1,905	(86)%	$13,654
Stock-based compensation expense	4,456	16	3,847	15	3,347	5	3,199	(40)	5,362
Impairment expense	—	NM	—	NM	—	(100)	3,403	NM	—
Intangible amortization	2,674	633	365	183	129	(37)	206	21	170
Tax benefit from goodwill amortization	262	297	66	NM	—	NM	—	NM	—
Tax impact of adjustments to GAAP comprehensive income (loss)	(2,404)	(38)	(3,865)	44	(2,679)	(177)	3,495	(173)	(4,790)
Economic Earnings	$18,573	63%	$11,423	(35)%	$17,580	44%	$12,208	(15)%	$14,396

	For the years ended December 31, (in thousands, except percentages)
	2023	Change	2022	Change	2021	Change	2020	Change	2019
Trust comprehensive income (loss)	$1,777	78%	$1,000	(82)%	$5,660	89%	$2,991	(28)%	$4,147
Stock-based compensation expense	326	(31)	471	(37)	743	(28)	1,027	(35)	1,587
Intangible amortization	1,359	(1)	1,379	—	1,378	(2)	1,413	(7)	1,516
Tax benefit from goodwill amortization	238	1	236	—	237	—	237	—	237
Tax impact of adjustments to GAAP comprehensive income (loss)	(424)	(46)	(779)	(27)	(1,060)	(147)	2,274	(222)	(1,869)
Economic Earnings	$3,276	42%	$2,307	(67)%	$6,958	(12)%	$7,942	41%	$5,618

	For the years ended December 31, (in thousands, except percentages)
	2023	Change	2022	Change	2021	Change	2020	Change	2019
Westwood Holdings comprehensive income (loss)	$(5,842)	(65)%	$(16,638)	31%	$(12,680)	(8)%	$(13,843)	16%	$(11,890)
Stock-based compensation expense	1,736	3	1,683	(3)	1,744	(30)	2,475	(26)	3,356
Intangible amortization	146	1	145	24	117	15	102	155	40
Currency translation adjustment reclassification	—	NM	—	NM	—	NM	4,169	NM	—
Tax impact of adjustments to GAAP comprehensive income (loss)	453	(88)	3,743	162	1,430	(150)	(2,847)	(234)	2,120
Economic Earnings	$(3,507)	(68)%	$(11,067)	18%	$(9,389)	(6)%	$(9,944)	56%	$(6,374)

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data (in thousands)	2023	2022
Cash and cash equivalents	$20,422	$23,859
Accounts receivable	14,394	13,900
Total liquid assets	$34,816	$37,759
Investments, at fair value	$32,674	$15,342
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders or for deferred contingent consideration payments. We had no debt as of December 31, 2023 and 2022. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and short-term investments of $53.1 million and $39.2 million as of December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, working capital aggregated $53.6 million and $40.6 million, respectively.
Westwood Trust is required by the Texas Finance Code to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2023, Westwood Trust had approximately $11.1 million in excess of its minimum capital requirement.

	For the years ended December 31,
Cash Flow Data (in thousands)	2023	2022	2021
Operating cash flows	$(1,185)	$51,490	$19,385
Investing cash flows	4,112	(33,739)	9,566
Financing cash flows	(6,364)	(9,103)	(26,806)
The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital. Changes in working capital, especially accounts receivable and accounts payable, generally result from timing differences between collection of fees billed and payment of operating expenses.
During 2023, cash flow used in operating activities was $1.2 million, compared to cash provided by operating activities of $51.5 million during 2022 and $19.4 million during 2021. The decrease of $52.7 million from 2022 to 2023 primarily reflected the net purchases of investments in 2023, compared to net sales of investments in 2022 to fund the Salient Acquisition. The increase of $32.1 million from 2021 to 2022 primarily reflected net sales of investments and net income in 2021.
Cash flow provided by investing activities in 2023 was primarily related to the receipt of life insurance proceeds offset by the Broadmark Acquisition, while cash flow used in investing activities in 2022 was primarily related to the Salient Acquisition. Cash flow provided by investing activities in 2021 was related to realized gains on private investments and the sale of property and equipment following the sublease of a portion of our Dallas, Texas corporate office space.
Cash used in financing activities was $6.4 million in 2023 compared to $9.1 million and $26.8 million in 2022 and 2021, respectively. The change from 2022 to 2023 related to treasury stock purchases in 2022. The change from 2021 to 2022 primarily related to lower dividends in 2022.
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
Cash Dividends
The following table summarizes dividends declared during 2023 and 2022:

2023 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 15, 2023 (1)	March 1, 2023	April 3, 2023	$0.15
April 26, 2023 (1)	June 2, 2023	July 3, 2023	$0.15
August 2, 2023 (1)	September 1, 2023	October 2, 2023	$0.15
October 31, 2023 (1)	December 1, 2023	January 3, 2024	$0.15
			$0.60
2022 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 9, 2022	March 4, 2022	April 1, 2022	$0.15
April 27, 2022	June 3, 2022	July 1, 2022	$0.15
July 27, 2022	September 2, 2022	October 1, 2022	$0.15
October 26, 2022 (1)	December 22, 2023	January 23, 2023	$0.15
			$0.60
(1) This dividend was treated for accounting purposes as a return of capital.
Contractual Obligations
Purchase commitments

Our purchase commitments primarily consist of outsourced information technology services, software licenses and commitments for financial research tools. As of December 31, 2023, our purchase commitments for the next five years and thereafter were as follows (in thousands):

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase commitments(1)	$14,637	$6,519	$5,674	$2,444	$—

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
Critical Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent losses and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, we often must make individual estimates and assumptions regarding expected outcomes or uncertainties. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. We believe the following are areas where the degree of judgment and complexity in determining amounts recorded in our Consolidated Financial Statements make accounting estimates critical.
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
Contingent Consideration
When an acquisition includes future contingent consideration on achieving certain milestones, the Company estimates the earn-out fair value using Monte Carlo simulation models. The Monte Carlo simulations considered assumptions including revenue volatility, risk free rates, discount rates and payment discount rates. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates or projected payment dates may result in higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date, and the fair value of the contingent consideration is remeasured at each subsequent reporting period with any change in fair value recognized as income or expense within the Consolidated Statements of Comprehensive Income (Loss). For the year ended December 31, 2023, changes in growth projections and volatility assumptions were the primary drivers of changes in our fair value estimates.
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
To assess whether we have the power to direct the activities of an entity that most significantly impact the VIE’s economic performance, we consider all the facts and circumstances, including, but not limited to, the legal organization of the

VIE, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. This assessment includes identifying the activities that most significantly impact the entity’s economic performance and identifying which party, if any, has power over those activities.
Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, we consolidate the entity if we determine that we have a controlling financial interest in the entity through our ownership of greater than 50% of the outstanding voting shares of the entity and that other equity holders do not have substantive voting, participating or liquidation rights.
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
The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analyses performed in 2023, we concluded that there were no changes that were reasonably likely to cause the fair value of the Advisory and Trust reporting units to be less than those reporting unit's carrying values, and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.
The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference.
We completed our most recent annual goodwill impairment assessment during the third quarter of 2023 and determined that no goodwill impairment related to the Advisory or Trust segment was required. There was no goodwill impairment for either segment during the years ended December 31, 2023, 2022 or 2021.
Accounting for Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the reported amounts on the Consolidated Financial Statements. We include penalties and interest on income-based taxes, if any, in the “General and administrative” line on our Consolidated Statements of Comprehensive Income (Loss).
Significant judgment is required in determining the provision for income taxes and, in particular, factors considered when assessing whether a valuation allowance should be established and our estimated uncertain tax positions.
We are required to assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. Evidence considered includes, but is not limited to, consideration of taxable income in prior carryback year(s), estimates of future taxable income from operations, and the expiration dates and amounts of carryforwards related to net operating losses and capital losses. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence it is more likely than not that some or all the deferred tax assets will not be realized.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Our revenues are primarily generated from fees derived as a percentage of our AUM and AUA, which is subject to market risks. Additionally, we invest corporate capital in various financial instruments, including U. S. treasury bills and equity funds, all of which present inherent market risks. We do not currently participate in any hedging activities, nor do we utilize any derivative financial instruments. The following information describes key aspects of certain financial instruments that involve market risks.
Securities Markets and Interest Rates
The value of AUM and AUA is affected by fluctuations in securities markets and changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of AUM and AUA, our revenues may be adversely affected by a decline in the prices of securities or changing interest rates. A hypothetical 10% decrease in our average AUM and AUA during the year ended December 31, 2023 would have reduced our reported consolidated total revenue by approximately $9 million.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Our acquisition of Broadmark was excluded from the assessment of the effectiveness of Disclosure Controls and Procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2023, Westwood’s internal control over financial reporting is effective based on those criteria.
Management excluded Broadmark Asset Management, LLC, in which the Company acquired a controlling interest in January 2023, from its assessment of the effectiveness of internal control over financial reporting as the Company may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the registrant’s internal control for up to one year from the acquisition date. As of December 31, 2023, Broadmark represents approximately 5% of total revenues and approximately 7% of total assets of our consolidated financial statement amounts.
Westwood is not required to, nor did it, engage an independent registered public accounting firm to issue an audit report on our assessment of Westwood's internal control over financial reporting.

By:	/s/ Brian O. Casey
Brian O. Casey, Chief Executive Officer

/s/ Murray Forbes III
Murray Forbes III, Chief Financial Officer & Treasurer
March 7, 2024
Dallas, Texas

Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is, or will be, set forth in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information as of December 31, 2023 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Ninth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, which is our only equity compensation plan in effect at that time. The material terms of this plan were approved by our stockholders and are discussed in Note 8 “Employee Benefits” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data."

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	646,000	(1)
(1) 646,000 shares are available under our Ninth Amended and Restated Stock Incentive Plan.
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
Dated: March 7, 2024
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
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Contingent Consideration Liabilities
As described in Notes 3 and 7 to the consolidated financial statements, the Company consummated a business combination on November 18, 2022, for total purchase consideration of $46.3 million, net of cash acquired. The total purchase consideration included the estimated fair value of contingent consideration subject to the acquired business’s achievement of certain revenue targets. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, the consideration paid was recorded at fair value at the acquisition date and is remeasured at each subsequent reporting period. The fair value of the contingent consideration liabilities is $10.1 million at December 31, 2023.
We identified the estimation of the fair value of the contingent consideration liabilities at December 31, 2023 as a critical audit matter. The fair value of the contingent consideration liabilities utilized a Monte Carlo simulation model, which is a complex valuation model and required certain subjective estimates and assumptions related to revenue growth projections, revenue volatility, discount rates, and payment discount rates. Auditing these assumptions involved especially subjective and complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the use of personnel with specialized knowledge and skills in valuation.
The primary procedures we performed to address the critical audit matter included:
•Evaluating the reasonableness of the revenue growth projections considering the consistency with external industry and market data.
2

•Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the appropriateness of the Company’s valuation model and the reasonableness of the revenue volatility, discount rates and payment discount rates, by developing independent estimates using market data.
We have served as the Company's auditor since 2022.

/s/	BDO USA, P.C.
Dallas, Texas
March 7, 2024

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
4

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values and share amounts)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$20,422	$23,859
Accounts receivable	14,394	13,900
Investments, at fair value	32,674	15,342
Income taxes receivable	205	446
Other current assets	4,543	4,645
Total current assets	72,238	58,192
Investments	7,247	4,455
Equity method investments	4,284	6,574
Noncurrent investments at fair value	241	3,027
Goodwill	39,501	35,732
Deferred income taxes	726	1,762
Operating lease right-of-use assets	3,673	4,976
Intangible assets, net	24,803	28,952
Property and equipment, net of accumulated depreciation of $10,078 and $9,277	1,444	1,828
Other long-term assets	1,010	929
Total long-term assets	82,929	88,235
Total assets	$155,167	$146,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$6,130	$5,678
Dividends payable	1,692	1,745
Compensation and benefits payable	9,539	8,689
Operating lease liabilities	1,286	1,502
Total current liabilities	18,647	17,614
Accrued dividends	675	701
Contingent consideration	10,133	12,901
Noncurrent operating lease liabilities	3,266	4,563
Total long-term liabilities	14,074	18,165
Total liabilities	32,721	35,779
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 11,856,737 and 11,527,544, respectively and outstanding 9,140,760 and 8,881,831, respectively	119	115
Additional paid-in capital	201,622	199,914
Treasury stock, at cost – 2,715,977 and 2,645,713, respectively	(85,990)	(85,128)
Retained earnings (accumulated deficit)	4,650	(4,253)
Total Westwood Holdings Group, Inc. stockholders’ equity	120,401	110,648
Noncontrolling interest in consolidated subsidiary	2,045	—
Total equity	122,446	110,648
Total liabilities and stockholders’ equity	$155,167	$146,427

See Notes to Consolidated Financial Statements.
5

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except shares and per share data)

	Years ended December 31,
	2023	2022	2021
Revenues:
Advisory fees:
Asset-based	$67,391	$46,685	$45,927
Performance-based	1,265	1,018	3,335
Trust fees	20,242	21,686	24,030
Trust performance-based	349	—	101
Other, net	534	(708)	(339)
Total revenues	89,781	68,681	73,054
Expenses:
Employee compensation and benefits	52,918	40,124	42,532
Sales and marketing	2,990	2,003	1,280
Westwood mutual funds	3,133	2,201	2,657
Information technology	9,650	7,719	8,161
Professional services	5,132	5,357	4,391
General and administrative	12,512	9,057	8,074
(Gain) loss from change in fair value of contingent consideration	(2,768)	—	—
Acquisition expense	209	7,093	—
Total expenses	83,776	73,554	67,095
Net operating income (loss)	6,005	(4,873)	5,959
Realized gains on private investments	—	—	8,371
Net change in unrealized appreciation (depreciation) on private investments	6	(1,495)	(1,797)
Investment income	1,191	266	868
Other income	6,241	907	602
Income (loss) before income taxes	13,443	(5,195)	14,003
Provision for income taxes	2,872	(567)	4,240
Net income (loss)	$10,571	$(4,628)	$9,763
Total comprehensive income (loss)	$10,571	$(4,628)	$9,763
Less: comprehensive income (loss) attributable to noncontrolling interest	1,051	—	—
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$9,520	$(4,628)	$9,763

Earnings (loss) per share:
Basic	$1.20	$(0.59)	$1.24
Diluted	$1.17	$(0.59)	$1.23
Weighted average shares outstanding:
Basic	7,964,423	7,844,363	7,875,395
Diluted	8,112,139	7,844,363	7,927,972

See Notes to Consolidated Financial Statements.

6

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
BALANCE, December 31, 2020	8,326,948	$105	$210,268	$(77,967)	$(1,695)	$—	$130,711
Net income	—	—	—	—	9,763	—	9,763
Issuance of restricted stock, net of forfeitures	158,098	2	(2)	—	—		—
Stock-based compensation expense	—	—	5,835	—	—	—	5,835
Return of capital ($2.50 per share)	—	—	(20,823)	—	—	—	(20,823)
Dividends declared ($0.45 per share), net of forfeitures	—	—	—	—	(3,706)	—	(3,706)
Purchase of treasury stock under employee stock plans	(182,549)	—	—	(2,990)	—	—	(2,990)
Issuance of treasury stock under employee stock plans	2,353	—	(91)	91	—	—	—
Restricted stock returned for payment of taxes	(51,359)	—		(884)	—	—	(884)
BALANCE, December 31, 2021	8,253,491	$107	$195,187	$(81,750)	$4,362	$—	$117,906
Net loss	—	—	—	—	(4,628)	—	(4,628)
Issuance of restricted stock, net of forfeitures	868,900	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	6,001	—	—	—	6,001
Return of capital ($0.15 per share)	—	—	(1,166)	—	—	—	(1,166)
Dividends declared ($0.45 per share), net of forfeitures	—	—	—	—	(3,987)	—	(3,987)
Purchases of treasury stock	(205,521)	—	—	(2,851)	—	—	(2,851)
Issuance of treasury stock under employee stock plans	2,564	—	$(100)	$100	—	—	—
Restricted stock returned for payment of taxes	(37,603)	—	—	(627)	—	—	(627)
BALANCE, December 31, 2022	8,881,831	$115	$199,914	$(85,128)	$(4,253)	$—	$110,648
Net income	—	—	—	—	9,520	1,051	10,571
Acquisition	—	—	—	—	—	994	994
Issuance of restricted stock, net of forfeitures	329,194	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	6,518	—	—	—	6,518
Return of capital ($0.60 per share)	—	—	(4,806)	—	—	—	(4,806)
Dividends declared, net of forfeitures	—	—	—	—	(617)	—	(617)
Restricted stock returned for payment of taxes	(70,265)	—	—	(862)	—	—	(862)
BALANCE, December 31, 2023	9,140,760	$119	$201,622	$(85,990)	$4,650	$2,045	$122,446
See Notes to Consolidated Financial Statements.

7

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$10,571	$(4,628)	$9,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	670	687	750
Amortization of intangible assets	4,149	1,889	1,624
Net change in unrealized (appreciation) depreciation on investments	(839)	2,136	1,845
Realized gains on private investments	—	—	(8,371)
Stock-based compensation expense	6,518	6,001	5,835
Deferred income taxes	1,036	(916)	620
Non-cash lease expense	1,103	1,110	1,235
Loss on asset disposition	69	—	—
Gain on remeasurement of lease liabilities	(119)	—	—
Fair value change of contingent consideration	(2,768)	—	—
Gain on insurance settlement	(5,000)	—	—
Gain on asset disposition	—	—	(148)
Changes in operating assets and liabilities:
Net (purchases) sales of investments – trading securities	(16,609)	48,977	4,513
Accounts receivable	135	(313)	(1,702)
Other current assets	660	(1,842)	189
Accounts payable and accrued liabilities	(447)	1,251	1,009
Compensation and benefits payable	851	(861)	2,042
Income taxes payable	241	(687)	1,750
Other liabilities	(1,406)	(1,314)	(1,569)
Net cash provided by (used in) operating activities	(1,185)	51,490	19,385
Cash flows from investing activities:
Acquisition, net of cash acquired	(741)	(33,419)	—
Insurance settlement proceeds	5,000	—	—
Sale of investments	—	—	9,258
Purchases of investments	—	—	(15)
Purchases of property and equipment	(147)	(320)	(178)
Proceeds on sale of property and equipment	—	—	501
Net cash provided by (used in) investing activities	4,112	(33,739)	9,566
Cash flows from financing activities:
Purchases of treasury stock	—	(2,851)	(2,990)
Restricted stock returned for payment of taxes	(862)	(627)	(884)
Cash dividends	(5,502)	(5,625)	(22,932)
Net cash used in financing activities	(6,364)	(9,103)	(26,806)
Effect of currency rate changes on cash	—	5	45
Net increase (decrease) in cash and cash equivalents	(3,437)	8,653	2,190
Cash and cash equivalents, beginning of year	23,859	15,206	13,016
Cash and cash equivalents, end of year	$20,422	$23,859	$15,206
Supplemental cash flow information:
Cash paid during the year for income taxes	$1,594	$1,858	$1,858
Right-of-use assets obtained in exchange for operating lease liabilities	$173	$1,217	$—
Accrued dividends	$2,368	$2,446	$2,933
Acquired contingent consideration	$—	$12,901	$—

See Notes to Consolidated Financial Statements.
8

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS:
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its wholly-owned subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C. and Salient Advisors, L.P. (referred to hereinafter together as “Westwood Management”), and Westwood Trust.
Westwood Management provides investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds (“CTFs”) to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management ("AUM") and fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Westwood Management is registered with the Securities and Exchange Commission ("SEC") as an investment adviser under the Investment Advisers Act of 1940. Westwood Trust is chartered and regulated by the Texas Department of Banking.
Acquisition of Broadmark Asset Management LLC
We acquired a 48% interest in Broadmark Asset Management LLC ("Broadmark") via the Salient Acquisition. In January 2023 we acquired an additional 32% interest in Broadmark for $1.2 million (net of cash acquired), increasing our ownership of Broadmark to approximately 80%, which represents a controlling interest for financial statement consolidation purposes (the "Broadmark Acquisition"). Broadmark is a San Francisco-based RIA managing and/or sub-advising mutual funds, retail and institutional separately-managed accounts.
Acquisition of Controlling Interest in Asset Management Business of Salient Partners, L.P.
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
As part of the Salient Acquisition, we also acquired Salient Capital, L.P. ("SCLP") and Salient Advisors, L.P. ("Salient Advisors"). SCLP is an SEC-registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member and serves as a sub-placement agent for private placements. Salient Advisors is an SEC registered investment adviser, a Commodity Futures Trading Commission ("CFTC") registered Commodity Pool Operator ("CPO") and a National Futures Association ("NFA") member. Salient Advisors is an advisor to the Westwood Salient Tactical Plus Fund, which is subadvised by Broadmark.
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
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality, Westwood Technology Opportunities Fund I, LP and Westwood Energy Secondaries (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud, Vista, Zarvona Energy Fund GP and Zarvona Energy Fund II-A as discussed in Note 6 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
Based on our analyses, we determined that the CTFs, Private Funds and Zarvona Energy Fund II-A were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and, while the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs, the Company is not exposed to a majority of the economics of those entities and does not qualify as primary beneficiaries for those entities. We have not consolidated our investments in those entities for the periods ending December 31, 2023 and 2022.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista, and Zarvona Energy Fund GP (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities, we have not consolidated our investments in those entities for the periods ending December 31, 2023 and 2022.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Such estimates include, but are not limited to, the Company's estimates in connection with values of long lived assets, provision for income tax, goodwill, intangible assets, contingent consideration and accrued expenses. Actual results could differ significantly from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of money market accounts and other short-term, highly liquid investments with maturities of three months or less, other than pooled investment vehicles that are considered investments. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses on uninsured cash accounts, which are held at large, well-capitalized financial institutions.
Accounts Receivable
Accounts receivable represents balances arising from services provided to customers and are recorded on an accrual basis, net of any allowance for credit losses. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for doubtful accounts is estimated based on the Company’s historical amounts written off, existing conditions in the industry, and the financial stability of the customer. The majority of our accounts receivable balances consist of advisory and trust fees receivable from customers that we believe are, and have experienced to be, fully collectible. Accordingly, our Consolidated Financial Statements include neither an allowance for credit losses, nor provision for credit losses.
Investments
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
Fair Value of Financial Instruments
ASC 820, Fair Value Measurements ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determined the estimated fair values of our financial instruments using available information. The fair value amounts discussed in Notes 6 “Investments” and 7 “Fair Value Measurements” are not necessarily indicative of either the amounts realizable upon disposition of these instruments or of our intent or ability to dispose of these assets. The estimated fair value of cash and cash equivalents, included in Level 1 of the fair value hierarchy as discussed in Note 7 "Fair Value Measurements", approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as “trading” securities, primarily U.S. Government securities, money market funds, equity funds, equities and exchange-traded bond funds, equals fair value based on prices quoted in active markets and, with respect to funds, the reported net asset value (“NAV”) of the shares held. Market values of our money market holdings generally do not fluctuate.
Our investments in InvestCloud and Vista are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes.
Our investment in Westwood Hospitality is measured at fair value using NAV as a practical expedient.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities assumed at the date of acquisition. Goodwill is tested at least annually for impairment.
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
We completed our most recent annual goodwill impairment assessment during the third quarter of 2023, and determined that no goodwill impairment related to the Advisory and Trust segments was required. There was no goodwill impairment in either segment during the years ended December 31, 2023, 2022 or 2021.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lesser of the estimated useful life or lease term using the straight-line method. We capitalize leasehold improvements, furniture and fixtures, computer hardware and most office equipment purchases. We include depreciation in the “General and administrative” line on our Consolidated Statements of Comprehensive Income (Loss).
Revenue Recognition
11

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues such as gains and losses from our seed money investments into net investment strategies. The "Other, net” revenues on our Consolidated Statements of Comprehensive Income (Loss) are the unrealized gains and losses on our seed money investments, and our seed money investments are included in "Investments, at fair value" on our Consolidated Balance Sheets. Our seed money investments were $3.0 million and $7.3 million at December 31, 2023 and 2022, respectively. Advisory and Trust fees are calculated based on a percentage of AUM and AUA, and the performance obligation is realized over the then-current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.
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
Stock-Based Compensation
We have issued restricted stock to certain U.S. employees and Board of Directors (the "Board") in accordance with our Ninth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”).
Stock-based compensation expense reflects the fair value of stock-based awards measured at grant date and is recognized over the relevant service period. We expense the fair value of stock-based compensation awards granted to our employees and directors in our Consolidated Financial Statements on a straight-line basis over the period that services are required to be provided in exchange for the award (“requisite service period”), which is typically the period over which the award vests. Stock-based compensation is recognized only for awards that vest. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date. For performance-based share awards, we assess actual performance versus the predetermined performance goals and record compensation expense once we conclude it is probable that we will meet the performance goals required to vest the applicable performance-based awards. We account for restricted stock forfeitures as they occur.
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
Leases
We determine if an arrangement contains a lease at inception, and leases are classified as either operating or finance leases at the lease commencement date. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration.
Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we generally use our estimated incremental borrowing rate at commencement date to determine the present value of lease payments. When readily determinable, we use the rate implicit in the lease.
12

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Expenses associated with operating leases are recorded in “General and administrative” expenses on our Consolidated Statements of Comprehensive Income (Loss). Short-term leases with a term of 12 months or less are not capitalized.
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
When an acquisition includes future contingent consideration on achieving certain milestones, the Company estimates the earn-out fair value using Monte Carlo simulation models. The Monte Carlo simulations considered assumptions including revenue volatility, risk free rates, discount rates and payment discount rates. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates or projected payment dates may result in higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date, and the fair value of the contingent consideration is remeasured at each subsequent reporting period with any change in fair value recognized as income or expense within the Consolidated Statements of Comprehensive Income (Loss).
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
The Company’s proportionate share of the net income or loss of equity method investments is included in "Other income" on the Consolidated Statements of Comprehensive Income (Loss), and any dividends received reduce the carrying value of the investment.
Recent Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an entity to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the Chief Operating Decision Maker. This ASU does not change how an entity identifies its operating
13

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to impact our disclosures, with no impact to our results of operations, cash flows or financial condition.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the income tax rate reconciliation and income taxes paid. ASU 2023-09 requires an entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories, with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We expect this ASU to impact our disclosures, with no impact to our results of operations, cash flows, or financial condition.
3. BUSINESS COMBINATIONS
Broadmark
Westwood completed the Broadmark Acquisition in January 2023, increasing our investment by approximately 32%, to 80%, giving Westwood a controlling interest and requiring an allocation of the Broadmark Acquisition purchase price. The total consideration recorded for accounting purposes consisted of $1.2 million in cash (net of cash acquired).
Prior to the Broadmark Acquisition, Westwood had a $2.4 million equity method investment in Broadmark, the fair value of which was estimated using recent market transactions. Westwood's equity method investment was derecognized without gain or loss following the Broadmark Acquisition, however there was a corresponding increase to goodwill.
The Broadmark Acquisition was accounted for using the acquisition method of accounting. Accordingly, the purchase price was allocated to tangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The total consideration of $1.6 million has been allocated based on valuations of acquired assets and assumed liabilities in connection with the acquisition.
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

Westwood recognized approximately $1.0 million of a noncontrolling interest in a consolidated subsidiary at the acquisition date. Fair value of this interest was estimated using recent market transactions.
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
For the year ended December 31, 2023, the Company has included $4.4 million of revenue and $4.1 million of net income related to Broadmark in its Consolidated Statements of Comprehensive Income (Loss).
Pro Forma Financial Information
The following unaudited pro forma results of operations for the years ended December 31, 2023 and 2022 assume the Broadmark Acquisition had occurred as of January 1, 2022. This unaudited pro forma information should not be relied upon as being necessarily indicative of historical results that would have been obtained had the Broadmark Acquisition actually occurred on that date, nor of results that may be obtained in the future.

	Year Ended December 31,
(in thousands)	2023	2022
Total revenues	$89,781	$73,058
Net income (loss)	$10,571	$(100)

Salient
Westwood completed the Salient Acquisition on November 18, 2022. The total consideration recorded for accounting purposes consisted of (i) $33.4 million in cash (net of cash acquired) and (ii) estimated contingent consideration of $12.9 million.
The Salient Acquisition was accounted for using the acquisition method of accounting. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. The total consideration of $46.3 million was allocated at November 18, 2022 based on valuations of acquired assets and assumed liabilities in connection with the acquisition.
The allocation of the Salient Acquisition purchase price was as follows (in thousands):

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

The estimated $12.9 million of contingent consideration, as of the acquisition date, relates to two separate earn-outs:
1.Revenue retention earn-out
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
The acquisition-date fair value of the revenue retention earn-out was estimated by using overall revenue growth projections combined with existing customer base revenues, both discounted and probability-weighted. Fair value measurement of the revenue retention earn-out was estimated using Monte Carlo simulation models and was based primarily on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820. See further discussion in Note 7 "Fair Value Measurements."
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
The acquisition-date fair value of the growth earn-out was estimated by using overall revenue growth projections combined with existing customer base revenues, both discounted and probability-weighted. Fair value measurement of the growth earn-out was estimated using Monte Carlo simulation models and was based primarily on significant inputs not observable in the market and thus represents a level 3 measurement as defined in ASC 820. See further discussion in Note 7 "Fair Value Measurements."
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
The trade name asset was valued using the relief-of-royalty method and is amortized to "General and administrative" expense on our Consolidated Statements of Comprehensive Income (Loss) over an estimated useful life of three years. Significant assumptions and estimates utilized in the model include the revenue growth projections, earnings growth rates, royalty rates and the selection of discount rates.
The non-compete agreements asset was valued using the differential discounted cash flow method (with and without method) and is amortized to "General and administrative" expense on our Consolidated Statements of Comprehensive Income (Loss) over an estimated useful life of three years. Significant assumptions and estimates utilized in the model include the revenue growth projections, earnings growth rates, length of the non-compete agreements, ability to compete, the impact of competition and the selection of discount rates.
At the time of the acquisition, the Company believed that its enhanced size, expanded range of investment strategies and expected realization of synergies were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. As of December 31, 2022, $5.9 million of the goodwill arising from the acquisition was expected to be deductible for tax purposes. During the year ended December 31, 2023, the Company reduced the Salient Acquisition goodwill by $0.4 million due to post-acquisition adjustments.
For the year ended December 31, 2022, the Company included $3.1 million of revenue and $0.1 million of net loss related to Salient in its Consolidated Statements of Comprehensive Income (Loss).
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

4. REVENUE
Advisory Fee Revenues
Our advisory fees are generated by Westwood Management for managing client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of AUM and AUA and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. We recognize advisory fee revenues as services are rendered. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Consolidated Financial Statements contain no deferred advisory fee revenues. Advisory clients typically consist of institutional and mutual fund accounts.
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
Arrangements with Performance-Based Obligations
A limited number of our advisory clients have a contractual performance-based fee component in their contracts, which generates additional revenues if we outperform a specified index over a specific period of time, and a limited number of our mutual fund offerings have fees that generate additional revenues if we outperform specified indices over specific periods of time. Performance-based fees are paid after the performance obligation has been satisfied.
The revenue is based on future market performance and is subject to many factors outside our control. We cannot conclude that a significant reversal in the cumulative amount of revenue recognized will not occur during the measurement period, and therefore the revenue is recorded at the end of the measurement period when the performance obligation has been satisfied.
Trust Fee Revenues
Our trust fees are generated by Westwood Trust pursuant to trust or custodial agreements. Trust fees are separately negotiated with each client and are generally based on a percentage of AUM. Westwood Trust also provides trust services to a small number of clients on a fixed fee basis. The fees for most of our trust clients are calculated quarterly in arrears, based on a daily average of AUM for the quarter, or monthly, based on the month-end value of AUM, and are paid monthly and quarterly in arrears. Since billing periods for most of Westwood Trust’s clients coincide with the calendar quarter, revenue is fully recognized within the quarter and our Consolidated Financial Statements contain no deferred fee revenues.
Revenue Disaggregated
17

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands).

	Year Ended December 31,
	2023	2022	2021
Advisory Fees:
Institutional	$37,738	$26,653	$31,069
Mutual Funds	29,745	20,245	17,507
Wealth Management	1,172	805	686
Trust Fees	20,592	21,686	24,131
Other	534	(708)	(339)
Total revenues	$89,781	$68,681	$73,054

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Year Ended December 31, 2023	Advisory	Trust	Performance-based	Other	Total
Canada	$1,105	$—	$—	$—	$1,105
U.S.	66,286	20,242	1,614	534	88,676
Total	$67,391	$20,242	$1,614	$534	$89,781

Year Ended December 31, 2022	Advisory	Trust	Performance-based	Other	Total
Canada	1,171	—	—	—	1,171
U.S.	45,514	21,686	1,018	(708)	67,510
Total	$46,685	$21,686	$1,018	$(708)	$68,681

Year Ended December 31, 2021	Advisory	Trust	Performance-based	Other	Total
Canada	1,163	—	—	—	1,163
Europe	638	—	262	—	900
U.S.	45,512	24,131	1,687	(339)	70,991
Total	$47,313	$24,131	$1,949	$(339)	$73,054

5. SEGMENT REPORTING:
We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management uses to review the financial information for operational decision-making purposes.
The Company's Chief Operating Decision Maker, our Chief Executive Officer, evaluates the performance of our segments based primarily on fee revenues.
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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2023
Revenues:
Net fee revenues from external sources	$68,656	$20,591	$—	$—	$89,247
Net intersegment revenues	6,270	279	—	(6,549)	—
Other revenue	534	—	—	—	534
Total revenues	75,460	20,870	—	(6,549)	89,781
Net income (loss)	$14,636	$1,776	$(5,841)	$—	$10,571
Segment assets	$285,179	$46,754	$14,256	$(191,022)	$155,167
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity method investments	$4,284	$—	$—	$—	$4,284
Expenditures for long-lived assets	$135	$94	$(82)	$—	$147

Year Ended December 31, 2022
Revenues:
Net fee revenues from external sources	$47,703	$21,686	$—	$—	$69,389
Net intersegment revenues	2,080	336	—	(2,416)	—
Other revenue	(708)	—	—	—	(708)
Total revenues	49,075	22,022	—	(2,416)	68,681
Net income (loss)	$11,062	$1,005	$(16,695)	$—	$(4,628)
Segment assets	$283,027	$53,644	$30,308	$(220,552)	$146,427
Segment goodwill	$19,331	$16,401	$—	$—	$35,732
Segment equity method investments	$6,574	$—	$—	$—	$6,574
Expenditures for long-lived assets	$137	$84	$99	$—	$320

Year Ended December 31, 2021
Revenues:
Net fee revenues from external sources	$49,262	$24,131	$—	$—	$73,393
Net intersegment revenues	2,415	356	—	(2,771)	—
Other revenue	(339)	—	—	—	(339)
Total revenues	51,338	24,487	—	(2,771)	73,054
Net income (loss)	$16,780	$5,656	$(12,673)	$—	$9,763
Segment assets	$222,335	$56,965	$12,784	$(152,479)	$139,605
Segment goodwill	$—	$16,401	$—	$—	$16,401
Expenditures for long-lived assets	$66	$61	$51	$—	$178

Geographical information
Refer to Note 4, “Revenue” for our revenue disaggregated by our clients' geographical location. As of December 31, 2023 and 2022, all of our property and equipment was in the United States.
6. INVESTMENTS:
Since 2018, the Company has made strategic investments to enhance the services we provide our customers. Each of these investments is discussed below.
We made a strategic investment during 2018 in InvestCloud, which is included in “Investments” on our Consolidated Balance Sheets at its carrying value of $4.4 million. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. Following InvestCloud's recapitalization in the first quarter
19

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 2021, we re-invested $4.4 million of our proceeds into newly-issued shares of InvestCloud. No impairments of this investment were recorded during the years ended December 31, 2023, 2022 or 2021.
Our investment in Vista is included in “Investments” on our Consolidated Balance Sheets at its carrying value of $2.8 million. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. No impairments of this investment were recorded during the years ended December 31, 2023, 2022 or 2021.
Our investment in Charis was included in “Noncurrent investments at fair value” on our December 31, 2022 Consolidated Balance Sheets and was measured at fair value on a recurring basis. On April 3, 2023, Charis was acquired by Vista Bank ("Vista") in a transaction in which the Company exchanged its shares in Charis for shares in Vista.
Private Equity Funding. In 2019, we made a $0.3 million investment in Westwood Hospitality. Our investment is included in “Noncurrent investments at fair value” on our Consolidated Balance Sheets and is measured at fair value on a recurring basis using net asset value ("NAV") as a practical expedient.
Zarvona Energy Fund GP, L.P. and Zarvona Energy Fund II-A, L.P. These investments represent ownership interests in non-controlled partnerships. These investments are included in “Equity method investments” on our Consolidated Balance Sheets and are measured based on our share of the net earnings or losses of the investees.
Broadmark Asset Management LLC. This investment represented a 47.5% ownership interest in a non-controlled corporation prior to the Broadmark Acquisition in 2023. This investment was included in “Equity method investments” on our Consolidated Balance Sheets at December 31, 2022. In January 2023, as a result of the Broadmark Acquisition, we acquired additional equity interests in Broadmark and subsequently have accounted for that investment as a consolidated subsidiary.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023:
U.S. Government securities	$22,522	$14	$(75)	$22,461
Money market funds	5,367	111	—	5,478
Equity funds	4,295	195	(260)	4,230
Equities	381	—	(24)	357
Exchange-traded bond funds	152	—	(4)	148
Total trading securities	$32,717	$320	$(363)	$32,674
Private investment fund	265	7	(31)	241
Total investments carried at fair value	$32,982	$327	$(394)	$32,915

December 31, 2022:
U.S. Government securities	$5,728	$—	$(389)	$5,339
Money market funds	4,093	111	—	4,204
Equity funds	4,863	32	(446)	4,449
Equities	1,278	—	(65)	1,213
Exchange-traded bond funds	159	—	(22)	137
Total trading securities	$16,121	$143	$(922)	$15,342
Private investment fund	265	—	(30)	235
Private equity	3,475	—	(683)	2,792
Total investments carried at fair value	$19,861	$143	$(1,635)	$18,369

The investments shown below are included in our Consolidated Balance Sheets as Equity method investments (in thousands):
20

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2023		December 31, 2022
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP , L.P .	$3,565	50.0%	$3,438	50.0%
Zarvona Energy Fund II-A, L.P .	700	0.5%	700	0.5%
Broadmark Asset Management LLC	—	—%	2,417	47.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,284		$6,574

The following amounts represent income from all investments, except for income tax amounts, are included in our Consolidated Statements of Comprehensive Income (Loss) under the headings “Other revenues, net," "Net change in unrealized appreciation (depreciation) on private investments," or "Investment Income" (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Realized gains	$73	$1	$41
Realized losses	(190)	(363)	(212)
Net realized gains (losses)	$(117)	$(362)	$(171)
Income tax expense from gains (losses)	$(25)	$(76)	$(36)
Interest income – trading	$640	$414	$716
Dividend income	$61	$90	$35
Unrealized gains/(losses)	$1,425	$(2,131)	$923

7. FAIR VALUE MEASUREMENTS:
ASC 820 defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets and liabilities
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – unobservable inputs where there is little or no market activity
Our strategic investments in InvestCloud and Vista, discussed in Note 6 "Investments" are excluded from the recurring fair value table shown below, as we have elected to apply the measurement alternative for those investments.
21

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV (1)	Total
As of December 31, 2023
Investments in trading securities	$32,674	$—	$—	$—	$32,674
Private investment fund	—	—	—	241	241
Total assets measured at fair value	$32,674	$—	$—	$241	$32,915
Salient Acquisition contingent consideration	$—	$—	$10,133	$—	$10,133
Total liabilities measured at fair value	$—	$—	$10,133	$—	$10,133

As of December 31, 2022
Investments in trading securities	$15,342	$—	$—	$—	$15,342
Private investment fund	—	—	—	235	235
Private equity	—	—	2,792	—	2,792
Total assets measured at fair value	$15,342	$—	$2,792	$235	$18,369
Salient Acquisition contingent consideration	$—	$—	$12,901	$—	$12,901
Total liabilities measured at fair value	$—	$—	$12,901	$—	$12,901
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

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

	Years ended December 31,
	2023	2022
Beginning balance	$2,792	$4,369
Exchange of shares	(2,792)	—
Net change in unrealized appreciation (depreciation) on private investments	—	(1,577)
Ending balance	$—	$2,792
The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Years ended December 31,
	2023	2022
Beginning balance	$12,901	$—
Acquisition	—	12,901
Total (gains) losses included in earnings	(2,768)	—
Ending balance	$10,133	$12,901

The December 31, 2023 contingent consideration fair value of $10.1 million was valued based upon updated revenue growth projections and financial inputs. The fair value of contingent consideration related to both the revenue retention earn-out and the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue
22

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement.
The following table represents the range of the unobservable inputs utilized in the December 31, 2023 fair value measurement of the contingent consideration classified as level 3:

		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	11.5%	12.0%	11.75%
	Volatility	8.3%	16.3%	11.30%

Growth earn-out	Discount rate	12.8%	13.3%	13.00%
	Volatility	14.9%	24.9%	19.90%

8. EMPLOYEE BENEFITS:
Restricted Stock Awards
We have issued restricted shares to certain employees and non-employee directors. The Ninth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan ("the Plan") reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In April 2023, stockholders approved an additional 350,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 6,248,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At December 31, 2023, approximately 646,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2023	2022	2021
Service condition restricted stock expense	$6,479	$5,729	$5,253
Performance-based restricted stock expense	39	272	581
Total stock-based compensation expense	$6,518	$6,001	$5,834
Total income tax benefit recognized related to stock-based compensation	$714	$672	$804
Restricted Stock
Under the Plan, we have granted to certain employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions. We accrue dividends on unvested restricted stock, which are due and payable upon vesting of restricted stock. Accrued dividends coming due within the next twelve months are included in “Dividends payable” on the Consolidated Balance Sheets, with the remaining noncurrent portion of accrued dividends included in “Accrued dividends” on the Consolidated Balance Sheets. At December 31, 2023, we had $1.7 million and $0.7 million in "Dividends payable" and "Accrued dividends", respectively, and the Dividends payable were related to unvested restricted stock. At December 31, 2022, we had $1.7 million and $0.7 million in Dividends payable and Accrued dividends, respectively.
As of December 31, 2023, there was approximately $9.4 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 2.4 years. In order to satisfy tax liabilities that employees will owe on shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs to cover minimum tax withholding requirements. We withheld 67,743 shares in 2023 for this purpose. Our two types of restricted stock grants under the Plan are discussed below.
Restricted Stock Subject Only to a Service Condition
23

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2023, 2022 and 2021, we granted restricted stock to certain employees and non-employee directors. Employee shares generally vest over three years and Director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period.
The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2023	1,098,008	$15.49
Granted	507,244	12.26
Vested	(294,340)	20.66
Forfeited	(178,051)	13.99
Non-vested, December 31, 2023	1,132,861	$12.94

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2023	2022	2021
Weighted-average grant date fair value	$12.26	$13.26	$17.10
Fair value of shares vested (in thousands)	$6,081	$5,278	$7,630

Restricted Stock Subject to Service and Performance Conditions
Under the Plan, certain key employees were provided agreements for grants of restricted shares that vest over multiple year periods subject to achieving annual performance goals established by the Compensation Committee of Westwood’s Board. Each year the Compensation Committee establishes specific goals for that year’s vesting of the restricted shares. The date that the Compensation Committee establishes annual goals is considered to be the grant date and the fair value measurement date to determine expense on the shares that are likely to vest. The vesting period ends when the Compensation Committee formally approves the performance-based restricted stock vesting based on the specific performance goals from the Company’s audited consolidated financial statements. If a portion of the performance-based restricted shares does not vest, no compensation expense is recognized for that portion and any previously recognized compensation expense related to shares that do not vest is reversed.
The following table details the status and changes in our restricted stock grants subject to service and performance conditions for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2023	6,243	$37.42
Vested	(6,243)	6.24
Non-vested, December 31, 2023	—	$—

The following table shows the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2023	2022	2021
Fair value of shares vested (in thousands)	$39	$235	$913
Mutual Fund Share Incentive Awards
We may grant mutual fund incentive awards, which are annual bonus awards based on our mutual funds achieving specific performance goals, to specific employees. Awards granted are notionally credited to a participant account maintained
24

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by us that contains a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account. We maintain the award in a corporate investment account until vesting. The investment may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. We account for these awards similarly to stock-based compensation awards. As of December 31, 2023 and 2022, approximately $2.0 million of unvested mutual fund awards was included under "Investments, at fair value" on our Consolidated Balance Sheets.
Awards vest after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award. During the year in which the amount of the award is determined, we record expense based on its expected value. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the years ended December 31, 2023 and 2022, we recorded expense of $0.7 million and $0.6 million, respectively, related to mutual fund share incentive awards. For the year ended December 31, 2021, mutual fund share incentive award activity was insignificant. As of December 31, 2023 and 2022, approximately $1.5 million and $1.0 million, respectively, of mutual funds award liability was included under "Compensation and benefits payable" on our Consolidated Balance Sheets.
Benefit Plans
Westwood has a defined contribution and profit-sharing plan that was established in July 2002 and covers substantially all employees. Discretionary employer profit-sharing contributions become fully vested after four years of service by the participant. For U.S. employees, Westwood provides a 401(k) match of up to 6% of eligible compensation and contributions vest immediately.
The following table displays our profit-sharing and retirement plan contributions for the periods presented (in thousands):

	Years ended December 31,
	2023	2022	2021
Profit-sharing contributions, net	$—	$—	$13
Retirement plan matching contributions	1,616	1,295	1,256

9. INCOME TAXES:
Income Tax Provision
Income (loss) before income taxes by jurisdiction was as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
U.S.	$12,419	$(5,112)	$13,989
Canada	(27)	(83)	14
Total	$12,392	$(5,195)	$14,003

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

	Years ended December 31,
	2023		2022		2021
Income tax provision computed at US federal statutory rate	$2,603	21.0%	$(1,091)	21.0%	$2,935	21.0%
Canadian rate differential	—	—	87	(1.7)	—	—
State and local income taxes, net of federal income taxes	349	2.8	128	(2.5)	372	2.7
Stock-based compensation	452	3.6	319	(6.1)	859	6.1
Compensation subject to Section 162(m)	—	—	—	—	180	1.3
Other, net	(532)	(4.2)	(10)	0.2	(106)	(0.8)
Total income tax expense	$2,872	23.2%	$(567)	10.9%	$4,240	30.3%
Effective income tax rate	23.2%		10.9%		30.3%

We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Comprehensive Income (Loss). Penalties and interest were insignificant for the years ended December 31, 2023, 2022 and 2021.
Income tax provision as set forth in the Consolidated Statements of Comprehensive Income (Loss) consisted of the following components (in thousands):

	Years ended December 31,
	2023	2022	2021
Current taxes:
U.S. Federal	$1,370	$14	$3,482
State and local	466	237	356
Foreign	—	98	(218)
Total current taxes	1,836	349	3,620
Deferred taxes:
U.S. Federal	1,014	(888)	446
State and local	22	(44)	30
Foreign	—	16	144
Total deferred taxes	1,036	(916)	620
Total income tax provision	$2,872	$(567)	$4,240

Deferred Income Taxes
26

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	As of December 31,
	2023	2022
Deferred tax assets:
Stock-based compensation expense	$1,160	$1,138
Deferred rent	1,039	1,330
Compensation and benefits payable	1,465	1,328
Federal unrecognized tax benefit	—	4
Deferred compensation	464	446
Acquisition expenses	876	841
Other	—	9
Total deferred tax assets	5,004	5,096
Deferred tax liabilities:
Property and equipment	(160)	(186)
Intangibles	(1,917)	(1,593)
Unrealized gains on investments	(614)	(318)
Leases	(915)	(1,214)
Contingent consideration	(636)	—
Other	(36)	(23)
Total deferred tax liabilities	(4,278)	(3,334)
Net deferred tax assets	$726	$1,762

The Company is subject to taxation in the U. S. and various state and foreign jurisdictions. As of December 31, 2023, the Company’s 2020, 2021 and 2022 tax years are open for examination by the Internal Revenue Service, and various state and foreign jurisdiction tax years remain open to examination.
At December 31, 2023 and 2022, the Company's gross liability related to uncertain tax positions was de minimis. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as the related interest and penalties, are reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the years ended December 31, 2023 and 2022 follows (in thousands):

Balance at December 31, 2021	$25
Reductions for tax positions related to prior years	(4)
Balance at December 31, 2022	21
Reductions for tax positions related to prior years	(21)
Balance at December 31, 2023	$—
10. EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per common share is computed by dividing comprehensive income (loss) attributable to Westwood Holdings Group, Inc. by the weighted average number of shares outstanding for the applicable period. Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors using the treasury stock method. There were approximately 63,000, 120,000 and 116,000 anti-dilutive restricted shares as of December 31, 2023, 2022 and 2021, respectively, which were excluded from weighted average shares outstanding.
27

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2023	2022	2021
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$9,520	$(4,628)	$9,763

Weighted average shares outstanding – basic	7,964,423	7,844,363	7,875,395
Dilutive potential shares from unvested restricted shares	147,716	—	52,577
Weighted average shares outstanding – diluted	8,112,139	7,844,363	7,927,972
Earnings (loss) per share:
Basic	$1.20	$(0.59)	$1.24
Diluted	$1.17	$(0.59)	$1.23

11. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities assumed at the date of acquisition. Changes in goodwill were as follows (in thousands):

	Trust Segment	Advisory Segment	Total
Balance at December 31, 2021	$16,401	$—	$16,401
Salient Acquisition	—	19,331	19,331
Balance at December 31, 2022	16,401	19,331	35,732
Salient Acquisition adjustment[1]	—	(428)	(428)
Broadmark Acquisition	—	4,197	4,197
Balance at December 31, 2023	$16,401	$23,100	$39,501
1 Represents subsequent purchase price adjustments for the Salient Acquisition.
Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2023 and determined that no impairment loss was required. No impairments were recorded during the years ended December 31, 2023, 2022 or 2021.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, internally-developed software, non-compete agreements and trade names, and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition.
28

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of intangible assets at December 31, 2023 and 2022 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2023
Client relationships	15.0	$34,397	$(12,906)	$21,491
Internally developed software	5.8	1,439	(1,258)	181
Trade name	3.0	3,800	(1,372)	2,428
Non-compete agreements	3.0	1,100	(397)	703
		$40,736	$(15,933)	$24,803
2022
Client relationships	15.0	$34,397	$(10,636)	$23,761
Internally developed software	5.8	1,439	(1,012)	427
Trade name	3.0	3,800	(105)	3,695
Non-compete agreements	3.0	1,100	(31)	1,069
		$40,736	$(11,784)	$28,952

Amortization expense, which is included in “General and administrative” expense on our Consolidated Statements of Comprehensive Income (Loss), was $4.1 million, $1.9 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Estimated amortization expense for intangible assets over the next five years, and thereafter, is as follows (in thousands):

For the year ending December 31,	Estimated Amortization Expense
2024	$4,095
2025	3,939
2026	2,293
2027	2,293
2028	2,293
Thereafter	9,890
Total	$24,803

12. LEASES:
We have operating leases for corporate offices and certain office equipment. The lease terms of our corporate offices vary and have remaining lease terms ranging from one to six years. The corporate office lease payments are fixed and are based upon contractual monthly rates. The majority of our corporate office leases do not include options to extend or terminate the leases. We lease office equipment for a period of two years, and the incremental borrowing rate was 5%.
In 2022, we expanded our Houston, Texas office space and extended that lease through September 2029. We evaluated the corporate debt environment in 2022 to determine a collateralized discount rate of 7%. In 2023 we leased additional office space in Chicago, Illinois through the second quarter of 2029.
The following table presents the components of lease costs related to our leases (amounts in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease costs	$1,512	$1,682	$1,655
Sublease income	862	771	602
Sublease income relates to subleasing a portion of our corporate offices.

29

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information related to our leases (amounts in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating cash flows from operating leases	$1,774	$1,762	$1,990
Right-of-use assets obtained in exchange for lease obligations	$173	$1,217	$—

Operating lease costs are included in "General and administrative" expense on our Consolidated Statements of Comprehensive Income (Loss). We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2029.
The following table presents information regarding our operating leases (in thousands, except years and rates):

	December 31,
	2023	2022
Operating lease right-of-use assets	$3,673	$4,976

Operating lease liabilities	$1,286	$1,502
Non-current lease liabilities	3,266	4,563
Total lease liabilities	$4,552	$6,065

Weighted-average remaining lease term (in years)	3.3	4.1
Weighted-average discount rate	5.7%	5.6%

The maturities of lease liabilities are as follows (in thousands):

Year ending December 31,	Operating Leases
2024	$1,842
2025	1,930
2026	707
2027	383
2028	389
Thereafter	288
Total undiscounted lease payments	$5,539
Less: discount	(987)
Total lease liabilities	$4,552

13. BALANCE SHEET COMPONENTS:
Property and Equipment
30

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects information about our property and equipment as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Leasehold improvements	$5,173	$4,921
Furniture and fixtures	2,792	2,786
Computer hardware and office equipment	3,557	3,317
Accumulated depreciation	(10,078)	(9,196)
Property and equipment, net	$1,444	$1,828

14. COMMITMENTS AND CONTINGENCIES:
Purchase commitments
Our purchase commitments primarily consist of outsourced information technology services, software licenses and commitments for financial research tools. As of December 31, 2023, our purchase commitments for the next five years and thereafter were as follows (in thousands):

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase obligations	$14,637	$6,519	$5,674	$2,444	$—
As of December 31, 2023, we did not have any material off-balance sheet arrangements.
15. REGULATORY CAPITAL REQUIREMENTS:
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Consolidated Balance Sheets. At December 31, 2023, Westwood Trust had approximately $11.1 million in excess of its minimum capital requirement.
Westwood Trust is limited under applicable Texas law in the payment of dividends of undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its Board, Westwood Trust may make quarterly and special dividend payments, or other distributions, to Westwood out of its undivided profits. No dividend payments were made in 2023, 2022 or 2021.
SCLP, a broker-dealer of the Company, is registered with the SEC as broker-dealers and members of FINRA. The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, to not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2023, SCLP had net capital of $558,000 which was $526,000 in excess of its required minimum net capital of $32,000. As of December 31, 2022, SCLP had net capital of $320,000, which was $315,000 in excess of its required minimum net capital of $5,000.
16. VARIABLE INTEREST ENTITIES:
As discussed in Note 2 “Summary of Significant Accounting Policies,” the CTFs and Private Funds (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds® and Private Equity are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in these entities commensurate with market rates. As of December 31, 2023 and 2022, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, and concluded that we do not qualify as a primary beneficiary for those entities. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities, and we concluded that we do not. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs into our Consolidated Financial Statements for the years ended December 31, 2023 or 2022.
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
We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $32.4 million, $23.2 million and $22.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table displays the AUM, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of December 31, 2023
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,103	$—	$—
Common Trust Funds	668	$—	$—
Private Funds	56	$0.3	$0.3
Private Equity	—	$7.2	$7.2

All other assets:
Wealth Management	3,417
Institutional	7,215
Total AUM	$15,459

17. RELATED PARTY TRANSACTIONS:
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. At both December 31, 2023 and at December 31, 2022, there was approximately $0.1 million in fees due from these accounts. For the years ended December 31, 2023 and 2022 we recorded trust fees from these accounts of $0.3 million. For the year ended December 31, 2021 we recorded trust fees from these accounts of $0.4 million.
One director serves as a consultant to the Company under a consulting agreement for which we recorded expenses of $0.1 million for each of the years ended December 31, 2023, 2022 and 2021.
18. CONCENTRATION:
For the years ended December 31, 2023, our ten largest clients accounted for approximately 21% of our fee revenue. For the years ended December 31, 2022 and 2021, our ten largest clients accounted for approximately 22% of our fee revenue. No single customer accounted for 10% or more of our fee revenues in any of these years. The following table presents advisory fee revenue received from our single largest client in each year (in thousands):

	Years ended December 31,
	2023	2022	2021
Advisory fees from our largest client:
Asset-based fees	$3,892	$2,582	$2,682
Percent of fee revenue	4.4%	3.7%	3.7%

19. SUBSEQUENT EVENTS:
Dividends Declared
On February 14, 2024, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on April 3, 2024 to stockholders of record on March 1, 2024.
Restricted Stock Grants
32

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 23, 2024 we issued approximately $3.2 million of restricted stock to employees, or approximately 268,000 shares based on the closing price of our stock on February 23, 2024. The shares are subject to vesting conditions described in Note 8 “Employee Benefits” of our Consolidated Financial Statements in this Report.
33

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

34

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

21.1	Subsidiaries (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)
23.1*	Consent of BDO USA, P.C.
23.2*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney (included on first signature page)
31.1*	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
35

Exhibit Number	Description of Exhibits
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Compensation Recovery Policy
101*	The following financial information from Westwood Holdings Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (v) Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
+    Indicates management contract or compensation plan, contract or arrangement.
#    Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.
36