Form 10-Q
period 2024-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2024-05-01
CIK 1165002

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
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 24, 2024: 9,313,223.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$25,888	$20,422
Accounts receivable	15,178	14,394
Investments, at fair value	20,667	32,674
Prepaid income taxes	—	205
Other current assets	4,750	4,543
Total current assets	66,483	72,238
Investments	7,247	7,247
Equity method investments	4,519	4,284
Noncurrent investments at fair value	241	241
Goodwill	39,501	39,501
Deferred income taxes	1,570	726
Operating lease right-of-use assets	3,404	3,673
Intangible assets, net	23,761	24,803
Property and equipment, net of accumulated depreciation of $9,421 and $10,078	1,272	1,444
Other long-term assets	1,044	1,010
Total long-term assets	82,559	82,929
Total assets	$149,042	$155,167
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,846	$6,130
Dividends payable	1,384	1,692
Compensation and benefits payable	2,949	9,539
Operating lease liabilities	1,406	1,286
Income taxes payable	2,035	—
Total current liabilities	14,620	18,647
Accrued dividends	663	675
Contingent consideration	7,184	10,133
Noncurrent operating lease liabilities	2,820	3,266
Total long-term liabilities	10,667	14,074
Total liabilities	25,287	32,721
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,125,042 and 11,856,737, respectively and outstanding 9,330,762 and 9,140,760, respectively	122	119
Additional paid-in capital	201,899	201,622
Treasury stock, at cost – 2,794,280 and 2,715,977, respectively	(86,930)	(85,990)
Retained earnings	6,749	4,650
Total Westwood Holdings Group, Inc. stockholders’ equity	121,840	120,401
Noncontrolling interest in consolidated subsidiary	1,915	2,045
Total equity	123,755	122,446
Total liabilities and stockholders' equity	$149,042	$155,167

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Advisory fees:
Asset-based	$16,817	$17,033
Performance-based	—	555
Trust fees	5,113	5,031
Other, net	802	108
Total revenues	22,732	22,727
EXPENSES:
Employee compensation and benefits	14,711	14,202
Sales and marketing	628	740
Westwood mutual funds	721	732
Information technology	2,290	2,383
Professional services	1,489	1,529
General and administrative	2,901	3,046
(Gain) loss from change in fair value of contingent consideration	(2,949)	(1,060)
Acquisition expenses	—	209
Total expenses	19,791	21,781
Net operating income	2,941	946
Net investment income (loss)	455	172
Other income	185	372
Income before income taxes	3,581	1,490
Income tax provision	1,415	776
Net income	$2,166	$714
Total comprehensive income	$2,166	$714
Less: Comprehensive income (loss) attributable to noncontrolling interest	(130)	21
Comprehensive income attributable to Westwood Holdings Group, Inc.	$2,296	$693
Earnings per share:
Basic	$0.28	$0.09
Diluted	$0.27	$0.09
Weighted average shares outstanding:
Basic	8,099,028	7,853,921
Diluted	8,392,496	7,968,504

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2024 and 2023
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2023	9,140,760	$119	$201,622	$(85,990)	$4,650	$2,045	$122,446
Net income (loss)	—	—	—	—	2,296	(130)	2,166
Issuance of restricted stock, net of forfeitures	268,305	3	(3)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,235)	—	(197)	—	(1,432)
Stock-based compensation expense	—	—	1,515	—	—	—	1,515
Restricted stock returned for payment of taxes	(78,303)	—	—	(940)	—	—	(940)
Balance, March 31, 2024	9,330,762	$122	$201,899	$(86,930)	$6,749	$1,915	$123,755

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2022	8,881,831	$115	$199,914	$(85,128)	$(4,253)	$—	$110,648
Net income	—	—	—	—	693	21	714
Acquisition	—	—	—	—	—	994	994
Issuance of restricted stock, net of forfeitures	398,302	4	(4)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,205)	—	(192)	—	(1,397)
Stock-based compensation expense	—	—	1,748	—	—	—	1,748
Restricted stock returned for payment of taxes	(67,743)	—	—	(837)	—	—	(837)
Balance, March 31, 2023	9,212,390	$119	$200,453	$(85,965)	$(3,752)	$1,015	$111,870

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,166	$714
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	174	176
Amortization of intangible assets	1,042	1,021
Net change in unrealized (appreciation) depreciation on investments	(632)	(369)
Stock-based compensation expense	1,515	1,748
Deferred income taxes	(844)	(136)
Non-cash lease expense	269	320
Loss on asset disposition	—	69
Fair value change of contingent consideration	(2,949)	(1,060)
Change in operating assets and liabilities:
Net (purchases) sales of trading securities	12,404	47
Accounts receivable	(784)	(657)
Other current assets	(242)	(17)
Accounts payable and accrued liabilities	719	141
Compensation and benefits payable	(6,591)	(5,612)
Income taxes payable	2,240	881
Other liabilities	(354)	(445)
Net cash provided by (used in) operating activities	8,133	(3,179)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(1,168)
Purchase of property and equipment	(3)	(84)
Net cash provided by (used in) investing activities	(3)	(1,252)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted stock returned for payment of taxes	(940)	(837)
Cash dividends paid	(1,724)	(1,840)
Net cash used in financing activities	(2,664)	(2,677)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,466	(7,108)
Cash and cash equivalents, beginning of period	20,422	23,859
Cash and cash equivalents, end of period	$25,888	$16,751
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$9	$32
Accrued dividends	$2,047	$1,972
Additional operating lease right-of-use assets	$—	$1,217

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
Acquisition of Broadmark Asset Management LLC
We acquired a 48% interest in Broadmark Asset Management LLC ("Broadmark") as a result of our 2022 acquisition of the asset management business of Salient Partners, L.P. (the "Salient Acquisition"). In January 2023 we acquired an additional 32% interest in Broadmark for $1.2 million (net of cash acquired), increasing our ownership of Broadmark to approximately 80%, which represents a controlling interest for financial statement consolidation purposes (the "Broadmark Acquisition"). Broadmark is a San Francisco-based registered investment adviser ("RIA") managing and/or sub-advising mutual funds, retail and institutional separately-managed accounts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and consequently do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary in the opinion of management to present fairly our interim financial position and results of operations and cash flows for the periods presented. The accompanying Condensed Consolidated Financial Statements are presented in accordance with GAAP and the rules and regulations of the SEC.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the periods in these Condensed Consolidated Financial Statements are not necessarily indicative of results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an entity to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the Chief Operating Decision Maker. This ASU does not change how an entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to impact our disclosures, with no impact to our results of operations, cash flows or financial condition.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the income tax rate reconciliation and income taxes paid. ASU 2023-09 requires an entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories, with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to impact our disclosures, with no impact to our results of operations, cash flows, or financial condition.
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
For the three months ended March 31, 2024, the Company has included $1.0 million of revenue and $(0.6) million of net income related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2023, the Company has included $1.2 million of revenue and $0.1 million of net income related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three months ended March 31, 2023 assume the Broadmark Acquisition had occurred as of January 1, 2022. This unaudited pro forma information should not be relied upon as being necessarily indicative of historical results that would have been obtained had the Broadmark Acquisition actually occurred on that date, nor of results that may be obtained in the future.

Three Months Ended March 31,
(in thousands)	2023
Total revenues	$22,727
Net income	$714
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
Revenue Disaggregated
Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended March 31,
	2024	2023
Advisory Fees:
Institutional	$9,471	$9,603
Mutual Funds	6,911	7,186
Wealth Management	435	244
Performance-based	—	555
Trust Fees	5,113	5,031
Other, net	802	108
Total revenues	$22,732	$22,727

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended March 31, 2024	Advisory	Trust	Other	Total
Canada	$257	$—	$—	$257
United States	16,560	5,113	802	22,475
Total	$16,817	$5,113	$802	$22,732

Three Months Ended March 31, 2023	Advisory	Trust	Other	Total
Canada	$292	$—	$—	$292
United States	17,296	5,031	108	22,435
Total	$17,588	$5,031	$108	$22,727

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended March 31, 2024
Net fee revenues from external sources	$16,817	$5,113	$—		$21,930
Net intersegment revenues	$1,574	$58	$—	$(1,632)	$—
Other, net	$802	$—	$—	$—	$802
Total revenues	$19,193	$5,171	$—	$(1,632)	$22,732

Segment assets	$286,921	$46,553	$13,465	$(197,897)	$149,042
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,519	$—	$—	$—	$4,519
Segment expenditures for long-lived assets	$1	$—	$2	$—	$3

Three Months Ended March 31, 2023
Net fee revenues from external sources	$17,588	$5,031	$—	$—	$22,619
Net intersegment revenues	$1,662	$77	$—	$(1,739)	$—
Other, net	$108	$—	$—	$—	$108
Total revenues	$19,358	$5,108	$—	$(1,739)	$22,727

Segment assets	$256,946	$51,502	$16,616	$(183,265)	$141,799
Segment goodwill	$23,528	$16,401	$—	$—	$39,929
Segment equity-method investments	$4,228	$—	$—	$—	$4,228
Segment expenditures for long-lived assets	$27	$10	$47	$—	$84

6. INVESTMENTS
Since 2018, in addition to the Company's acquistions of Salient and Broadmark, whose results are included in our Condensed Consolidated Statements of Comprehensive Income, the Company has made strategic investments to enhance the services we provide our customers. Each of these investments is discussed below.
We made a strategic investment during 2018 in InvestCloud, which is included in “Investments” on our Condensed Consolidated Balance Sheets at its carrying value of $4.4 million. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. Following InvestCloud's recapitalization in the first quarter of 2021, we re-invested $4.4 million of our proceeds into newly-issued shares of InvestCloud. No impairments of this investment were recorded during the three months ended March 31, 2024 or 2023.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Our investment in Vista is included in “Investments” on our Condensed Consolidated Balance Sheets at its carrying value of $2.8 million. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. No impairments of this investment were recorded during the three months ended March 31, 2024 or 2023.
Private Investment Fund. In 2019, we made a $0.3 million investment in Westwood Hospitality. Our investment is included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and is measured at fair value on a recurring basis using net asset value ("NAV") as a practical expedient.
Zarvona Energy Fund GP, L.P. and Zarvona Energy Fund II-A, L.P. These investments represent ownership interests in non-controlled partnerships. These investments are included in “Equity method investments” on our Condensed Consolidated Balance Sheets and are measured based on our share of the net earnings or losses of the investees.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024:
U.S. Government securities	$12,542	$235	$(47)	$12,730
Money market funds	4,178	145	—	4,323
Equity funds	3,008	327	(104)	3,231
Equities	263	—	(26)	237
Exchange-traded bond funds	149	—	(3)	146
Total trading securities	20,140	707	(180)	20,667
Private investment fund	265	—	(24)	241
Total investments carried at fair value	$20,405	$707	$(204)	$20,908

December 31, 2023:
U.S. Government securities	$22,522	$14	$(75)	$22,461
Money market funds	5,367	111	—	5,478
Equity funds	4,295	195	(260)	4,230
Equities	381	—	(24)	357
Exchange-traded bond funds	152	—	(4)	148
Total trading securities	32,717	320	(363)	32,674
Private investment fund	265	7	(31)	241
Total investments carried at fair value	$32,982	$327	$(394)	$32,915

The investments shown below are included in our Condensed Consolidated Balance Sheets as Equity method investments, as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,800	50.0%	$3,565	50.0%
Zarvona Energy Fund II-A, L.P.	700	0.5%	700	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,519		$4,284

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
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of March 31, 2024:
Investments in trading securities	$20,667	$—	$—	$—	$20,667
Private investment fund	—	—	—	241	241
Total assets measured at fair value	$20,667	$—	$—	$241	$20,908
Salient Acquisition contingent consideration	—	—	7,184	—	7,184
Total liabilities measured at fair value	$—	$—	$7,184	$—	$7,184

As of December 31, 2023:
Investments in trading securities	$32,674	$—	$—	$—	$32,674
Private investment fund	—	—	—	241	241
Total assets measured at fair value	$32,674	$—	$—	$241	$32,915
Salient Acquisition contingent consideration	—	—	10,133	—	10,133
Total liabilities measured at fair value	$—	$—	$10,133	$—	$10,133
(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.

Prior to our exchange of Charis shares for shares in Vista in 2023, our investment in Charis was included within Level 3 of the fair value hierarchy as we valued it utilizing inputs not observable in the market. Historically, our investment was measured at fair value on a recurring basis using a market approach based on either a price to tangible book value multiple range determined to be reasonable in the current environment, or on market transactions. On April 3, 2023, Charis was acquired by Vista in a transaction in which the Company exchanged its shares in Charis for shares in Vista.

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

Fair Value using Significant Unobservable Inputs (Level 3)
Three Months Ended
March 31, 2023
Beginning balance	$2,792
Unrealized gains (losses) on private investments	—
Ending balance	$2,792

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2024	2023
Beginning balance	$10,133	$12,901
Total (gains) losses included in earnings	(2,949)	(1,060)
Ending balance	$7,184	$11,841
The March 31, 2024 contingent consideration fair value of $7.2 million was valued based upon updated revenue growth projections and financial inputs. The fair value of contingent consideration related to both the revenue retention earn-out and the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3:

As of March 31, 2024:		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	7.5%	8.5%	8.00%
	Volatility	—%	5.0%	—%

Growth earn-out	Discount rate	7.5%	8.5%	8.00%
	Volatility	1.5%	11.5%	6.50%

As of March 31, 2023:		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	12.5%	13.0%	12.75%
	Volatility	6.1%	16.1%	11.00%

Growth earn-out	Discount rate	12.5%	13.0%	12.75%
	Volatility	6.1%	16.1%	11.00%
8. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the three months ended March 31, 2024 and 2023 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
9. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing comprehensive income attributable to Westwood Holdings Group, Inc. by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors.
There were approximately 20,000 and 109,000 anti-dilutive restricted shares outstanding for the three months ended March 31, 2024 and March 31, 2023, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2024	2023
Comprehensive income attributable to Westwood Holdings Group, Inc.	$2,296	$693
Weighted average shares outstanding - basic	8,099,028	7,853,921
Dilutive potential shares from unvested restricted shares	293,468	114,583
Weighted average shares outstanding - diluted	8,392,496	7,968,504
Earnings per share:
Basic	$0.28	$0.09
Diluted	$0.27	$0.09

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities at the date of acquisition. Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our most recent annual goodwill impairment assessment during the third quarter of 2023 and determined that no goodwill impairment related to the Advisory or Trust segment was required. There was no goodwill impairment during the three months ended March 31, 2024 or March 31, 2023.
Changes in goodwill were as follows (in thousands):

	Trust Segment	Advisory Segment	Total
Balance at December 31, 2023	$16,401	$23,100	$39,501
Balance at March 31, 2024	$16,401	$23,100	$39,501

	Trust Segment	Advisory Segment	Total
Balance at December 31, 2022	$16,401	$19,331	$35,732
Broadmark Acquisition	—	4,197	4,197
Balance at March 31, 2023	$16,401	$23,528	$39,929

Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three months ended March 31, 2024 or March 31, 2023.
11. LEASES
As of March 31, 2024 there have been no material changes outside the ordinary course of business to our leases since December 31, 2023. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

12. STOCKHOLDERS' EQUITY
Share Repurchase Program

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
As of March 31, 2024, there are $1.8 million of shares that may yet be repurchased under our plan.
During the three months ended March 31, 2024 and 2023, the Company did not repurchase any shares of our common stock.
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
Based on our analyses, we determined that the CTFs, Private Funds and Zarvona Energy Fund II-A were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and, while the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs, the Company is not exposed to a majority of the economics of those entities and does not qualify as primary beneficiaries for those entities. As we do not qualify as primary beneficiaries for those entities, we have not consolidated our investments in those entities for the periods ending March 31, 2024 and December 31, 2023.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista, and Zarvona Energy Fund GP (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities, we have not consolidated our investments in those entities for the periods ending March 31, 2024 and December 31, 2023.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended
	March 31, 2024	March 31, 2023
Fee Revenues	$7.8	$8.0

The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of March 31, 2024
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,189	$—	$—
Common Trust Funds	696	—	—
Private Funds	48	0.2	0.2
Private Equity	—	7.2	7.2
All other assets:
Wealth Management	3,475
Institutional	7,742
Total Assets Under Management	$16,150

14. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
schedules applied to AUM. For the three months ended March 31, 2024 and March 31, 2023, the Company earned immaterial fees from the affiliated funds.
One of our directors served as a consultant to the Company under a consulting agreement. We recorded immaterial expenses related to this agreement for the three months ended March 31, 2023.
15. SUBSEQUENT EVENTS
Dividend Declared
On May 1, 2024, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on July 1, 2024 to stockholders of record on June 3, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and the Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “potentially,” “may,” “designed” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and those risks set forth below:
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
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $16.2 billion and AUA of approximately $1.0 billion at March 31, 2024. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
With respect to most of our AUM, we utilize a “value” investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to limit downside during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have an average investment experience of over twenty years.
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
Firm-wide Assets Under Management
Firm-wide assets under management of $17.2 billion at March 31, 2024 consisted of $16.2 billion of AUM and $1.0 billion of AUA.
AUM increased $1.2 billion to $16.2 billion at March 31, 2024 compared with $15.0 billion at March 31, 2023. The average of beginning and ending AUM for the first quarter of 2024 was $15.8 billion compared to $14.9 billion for the first quarter of 2023.
The following table displays AUM as of March 31, 2024 and 2023 (in millions):

	As of March 31,
	2024	2023	Change
Institutional(1)	$7,742	$7,039	10%
Wealth Management(2)	4,219	3,765	12
Mutual Funds(3)	4,189	4,147	1
Total AUM(4)	$16,150	$14,951	8%

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
(4)AUM excludes $1.0 billion and $1.2 billion of AUA as of March 31, 2024 and 2023, respectively, related to our model portfolios for which we provide investment advice on a fee basis without having investment management authority.
Roll-Forward of Assets Under Management

	Three Months Ended March 31,
(in millions)	2024	2023
Institutional
Beginning of period assets*	$7,215	$6,968
Inflows	267	130
Outflows	(249)	(161)
Net client flows	18	(31)
Market appreciation (depreciation)	509	102
Net change	527	71
End of period assets	$7,742	$7,039

Wealth Management
Beginning of period assets	$4,140	$3,666
Inflows	71	90
Outflows	(139)	(130)
Net client flows	(68)	(40)
Market appreciation (depreciation)	147	139
Net change	79	99
End of period assets	$4,219	$3,765

Mutual Funds
Beginning of period assets*	$4,104	$4,145
Inflows	212	304
Outflows	(330)	(378)
Net client flows	(118)	(74)
Market appreciation (depreciation)	203	76
Net change	85	2
End of period assets	$4,189	$4,147

Total AUM
Beginning of period assets	$15,459	$14,779
Inflows	550	524
Outflows	(718)	(669)
Net client flows	(168)	(145)
Market appreciation (depreciation)	859	317
Net change	691	172
End of period assets	$16,150	$14,951
* Certain assets under management acquired from Salient were reclassified from Mutual Funds to Institutional as of December 31, 2022 to be consistent with the classification of existing assets.

Three months ended March 31, 2024 compared to the three months ended March 31, 2023
The change in AUM for the three months ended March 31, 2024 was due to market appreciation of $0.9 billion and net outflows of $0.2 billion. Net outflows were primarily related to our LargeCap Value strategy.
The $0.2 billion increase in AUM for the three months ended March 31, 2023 was due to market appreciation of $0.3 billion and net outflows of $0.1 billion. Net outflows were primarily related to our Quality AllCap strategy.
Roll-Forward of Assets Under Advisement

	Three Months Ended March 31,
(in millions)	2024	2023
Assets Under Advisement
Beginning of period assets	$1,079	$1,255
Inflows	31	46
Outflows	(111)	(95)
Net client flows	(80)	(49)
Market appreciation (depreciation)	45	(26)
Net change	(35)	(75)
End of period assets	$1,044	$1,180
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended
	March 31,
	2024	2023	Change
Revenues:
Advisory fees: asset-based	$16,817	$17,033	(1)%
Advisory fees: performance-based	—	555	(100)
Trust fees: asset-based	5,113	5,031	2
Other, net	802	108	643
Total revenues	22,732	22,727	0
Expenses:
Employee compensation and benefits	14,711	14,202	4
Sales and marketing	628	740	(15)
Westwood mutual funds	721	732	(2)
Information technology	2,290	2,383	(4)
Professional services	1,489	1,529	(3)
General and administrative	2,901	3,046	(5)
(Gain) loss from change in fair value of contingent consideration	(2,949)	(1,060)	178
Acquisition expenses	—	209	(100)
Total expenses	19,791	21,781	(9)
Net operating income	2,941	946
Net investment income	455	172	165
Other income	185	372	(50)
Income before income taxes	3,581	1,490
Income tax provision	1,415	776	82
Net income	$2,166	$714	203%
Less: Comprehensive income (loss) attributable to noncontrolling interest	(130)	21	(719)%
Comprehensive income attributable to Westwood Holdings Group, Inc.	$2,296	$693	231%
_________________________
NM    Not meaningful
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Total revenues. Total revenues for the three months ended March 31, 2024 were comparable to revenues for the three months ended March 31, 2023.
(Gain) loss from change in fair value of contingent consideration. We recorded a gain of $2.9 million upon the remeasurement of contingent consideration of the Salient Acquisition primarily due to changes in growth projections and volatility assumptions.
Income tax provision. Our effective tax rate differed from the 21% statutory rate for the first quarter of 2024 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
Supplemental Financial Information
As supplemental information, we are providing non-GAAP performance measures that we refer to as Economic Earnings and Economic EPS. We provide these measures in addition to, not as a substitute for, comprehensive income attributable to Westwood Holdings Group, Inc. and earnings per share, which are reported on a GAAP basis. Our management and Board of Directors review Economic Earnings and Economic EPS to evaluate our ongoing performance, allocate resources, and review our dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP comprehensive income attributable to Westwood Holdings Group, Inc. or earnings per share, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without also considering financial information prepared in accordance with GAAP.

We define Economic Earnings as comprehensive income attributable to Westwood Holdings Group, Inc. plus non-cash equity-based compensation expense, amortization of intangible assets and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. Although gains and losses from changes in the fair value of contingent consideration are non-cash, we do not add or subtract those back when calculating Economic Earnings because gains and losses on changes in the fair value of contingent consideration are considered regular following an acquisition. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
The following tables (in thousands, except share and per share amounts) provide a reconciliation of comprehensive income attributable to Westwood Holdings Group, Inc. to Economic Earnings and Economic Earnings by segment. We have included the tax impact of adjustments for all periods presented.

	Three Months Ended March 31,		Change
	2024	2023
Comprehensive income attributable to Westwood Holdings Group, Inc.	$2,296	$693	231%
Stock-based compensation expense	1,515	1,748	(13)
Intangible amortization	1,042	1,021	2
Tax benefit from goodwill amortization	125	125	—
Tax impacts of adjustments to GAAP comprehensive income	(1,966)	(1,869)	5
Economic Earnings	$3,012	$1,718	75%
Earnings per share	$0.27	$0.09	200%
Stock-based compensation expense	0.18	0.21	(14)
Intangible amortization	0.13	0.13	—
Tax benefit from goodwill amortization	0.01	0.02	(50)
Tax impacts of adjustments to GAAP comprehensive income	(0.23)	(0.23)	—
Economic Earnings per share	$0.36	$0.22	64%
Diluted weighted average shares outstanding	8,392,496	7,968,504

Economic Earnings by Segment:
Advisory	$3,123	$2,399	30%
Trust	493	223	121
Westwood Holdings	(604)	(904)	(33)
Consolidated	$3,012	$1,718	75%

Liquidity and Capital Resources
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders or for deferred contingent consideration payments. We had no debt as of March 31, 2024 and December 31, 2023. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and short-term investments of $46.6 million and $53.1 million as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, working capital aggregated $51.9 million and $53.6 million, respectively.

During the three months ended March 31, 2024, cash flow provided by operating activities was $8.1 million, which included net sales of current investments of $12.4 million and a reduction in compensation and benefits payable of $6.6 million. During the three months ended March 31, 2023, cash flow used in operating activities was $3.2 million, which included a reduction in compensation and benefits payable of $5.6 million.
Cash flow used in investing activities during the three months ended March 31, 2024 was related to the acquisition of property and equipment. Cash flow used in investing activities during the three months ended March 31, 2023 was primarily for the Broadmark Acquisition.
Cash flows used in financing activities of $2.7 million for the three months ended March 31, 2024 and 2023 reflected the payment of dividends and restricted stock returned for the payment of taxes.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2024, Westwood Trust had approximately $10.2 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months, however there can be no assurance that we will not require additional financing within this time frame. Failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations
As of March 31, 2024, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2023. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Critical and Significant Accounting Policies and Estimates
There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2023. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management is described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and the risks set forth below.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. During the three months ended March 31, 2024, the Company did not repurchase any shares of our common stock.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 1, 2024	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer