Form 10-Q
period 2024-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2024-07-31
CIK 1165002

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
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 24, 2024: 9,286,533.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,770	$20,422
Accounts receivable	14,324	14,394
Investments, at fair value	20,364	32,674
Prepaid income taxes	945	205
Other current assets	4,506	4,543
Total current assets	63,909	72,238
Investments	8,747	7,247
Equity method investments	4,578	4,284
Noncurrent investments at fair value	1,825	241
Goodwill	39,501	39,501
Deferred income taxes	773	726
Operating lease right-of-use assets	3,127	3,673
Intangible assets, net	22,729	24,803
Property and equipment, net of accumulated depreciation of $8,180 and $10,078	1,144	1,444
Other long-term assets	1,041	1,010
Total long-term assets	83,465	82,929
Total assets	$147,374	$155,167
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,312	$6,130
Dividends payable	1,394	1,692
Compensation and benefits payable	5,322	9,539
Operating lease liabilities	1,406	1,286
Total current liabilities	13,434	18,647
Accrued dividends	782	675
Contingent consideration	10,176	10,133
Noncurrent operating lease liabilities	2,516	3,266
Total long-term liabilities	13,474	14,074
Total liabilities	26,908	32,721
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,174,073 and 11,856,737, respectively and outstanding 9,293,447 and 9,140,760, respectively	123	119
Additional paid-in capital	202,064	201,622
Treasury stock, at cost – 2,880,626 and 2,715,977, respectively	(88,005)	(85,990)
Retained earnings	4,339	4,650
Total Westwood Holdings Group, Inc. stockholders’ equity	118,521	120,401
Noncontrolling interest in consolidated subsidiary	1,945	2,045
Total equity	120,466	122,446
Total liabilities and stockholders' equity	$147,374	$155,167

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Advisory fees:
Asset-based	$17,139	$16,799	$33,956	$33,832
Performance-based	—	—	—	555
Trust fees	5,227	5,024	10,340	10,055
Other, net	322	122	1,124	230
Total revenues	22,688	21,945	45,420	44,672
EXPENSES:
Employee compensation and benefits	13,638	13,688	28,349	27,890
Sales and marketing	755	764	1,383	1,504
Westwood mutual funds	855	746	1,576	1,478
Information technology	2,350	2,566	4,640	4,949
Professional services	1,450	1,355	2,939	2,884
General and administrative	3,011	3,235	5,912	6,281
(Gain) loss from change in fair value of contingent consideration	4,807	(4,078)	1,858	(5,138)
Acquisition expenses	—	—	—	209
Total expenses	26,866	18,276	46,657	40,057
Net operating income	(4,178)	3,669	(1,237)	4,615
Net change in unrealized appreciation (depreciation) on private investments	—	24	—	24
Net investment income (loss)	548	211	1,003	383
Other income	224	239	409	611
Income before income taxes	(3,406)	4,143	175	5,633
Income tax provision	(1,193)	1,244	222	2,020
Net income (loss)	$(2,213)	$2,899	$(47)	$3,613
Total comprehensive income (loss)	$(2,213)	$2,899	$(47)	$3,613
Less: Comprehensive income (loss) attributable to noncontrolling interest	30	4	(100)	25
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$(2,243)	$2,895	$53	$3,588
Earnings per share:
Basic	$(0.27)	$0.36	$0.01	$0.45
Diluted	$(0.27)	$0.36	$0.01	$0.45
Weighted average shares outstanding:
Basic	8,218,596	7,991,228	8,158,812	7,922,954
Diluted	8,218,596	8,131,333	8,438,431	8,050,298

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2024 and 2023
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, March 31, 2024	9,330,762	$122	$201,899	$(86,930)	$6,749	$1,915	$123,755
Net income (loss)	—	—	—	—	(2,243)	30	(2,213)
Issuance of restricted stock, net of forfeitures	49,031	1	(1)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,231)	—	(167)	—	(1,398)
Stock-based compensation expense	—	—	1,397	—	—	—	1,397
Purchases of treasury stock	(86,346)	—	—	(1,075)	—	—	(1,075)
Balance, June 30, 2024	9,293,447	$123	$202,064	$(88,005)	$4,339	$1,945	$120,466

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, March 31, 2023	9,212,390	$119	$200,453	$(85,965)	$(3,752)	$1,015	$111,870
Net income	—	—	—	—	2,895	4	2,899
Issuance of restricted stock, net of forfeitures	(29,620)	—	—	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,192)	—	(102)	—	(1,294)
Stock-based compensation expense	—	—	1,624	—	—	—	1,624
Balance, June 30, 2023	9,182,770	$119	$200,885	$(85,965)	$(959)	$1,019	$115,099

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2024 and 2023
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2023	9,140,760	$119	$201,622	$(85,990)	$4,650	$2,045	$122,446
Net income (loss)	—	—	—	—	53	(100)	(47)
Issuance of restricted stock, net of forfeitures	317,336	4	(4)	—	—	—	—
Dividends declared ($0.30 per share)	—	—	(2,466)	—	(364)	—	(2,830)
Stock-based compensation expense	—	—	2,912	—	—	—	2,912
Purchases of treasury stock	(86,346)	—	—	(1,075)	—	—	(1,075)
Restricted stock returned for payment of taxes	(78,303)	—	—	(940)	—	—	(940)
Balance, June 30, 2024	9,293,447	$123	$202,064	$(88,005)	$4,339	$1,945	$120,466

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2022	8,881,831	$115	$199,914	$(85,128)	$(4,253)	$—	$110,648
Net income	—	—	—	—	3,588	25	3,613
Acquisition	—	—	—	—	—	994	994
Issuance of restricted stock, net of forfeitures	368,682	4	(4)	—	—	—	—
Dividends declared ($0.30 per share)	—	—	(2,397)	—	(294)	—	(2,691)
Stock-based compensation expense	—	—	3,372	—	—	—	3,372
Restricted stock returned for payment of taxes	(67,743)	—	—	(837)	—	—	(837)
Balance, June 30, 2023	9,182,770	$119	$200,885	$(85,965)	$(959)	$1,019	$115,099

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47)	$3,613
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	326	346
Amortization of intangible assets	2,074	2,063
Net change in unrealized (appreciation) depreciation on investments	(1,004)	(499)
Stock-based compensation expense	2,912	3,372
Deferred income taxes	(47)	228
Non-cash lease expense	546	630
Loss on asset disposition	—	69
Gain on remeasurement of lease liabilities	—	(119)
Fair value change of contingent consideration	1,858	(5,138)
Change in operating assets and liabilities:
Net (purchases) sales of trading securities	11,430	(7,083)
Accounts receivable	70	919
Other current assets	2	1,141
Accounts payable and accrued liabilities	(814)	(796)
Compensation and benefits payable	(4,217)	(3,345)
Income taxes payable	(740)	1,490
Other liabilities	(664)	(793)
Net cash provided by (used in) operating activities	11,685	(3,902)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(741)
Purchase of property and equipment	(24)	(97)
Purchase of investments	(1,500)	—
Net cash used in investing activities	(1,524)	(838)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,075)	—
Restricted stock returned for payment of taxes	(940)	(837)
Payment of contingent consideration in acquisition	(1,815)	—
Cash dividends paid	(2,983)	(3,053)
Net cash used in financing activities	(6,813)	(3,890)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,348	(8,630)
Cash and cash equivalents, beginning of period	20,422	23,859
Cash and cash equivalents, end of period	$23,770	$15,229
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,008	$300
Accrued dividends	$2,176	$2,065

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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
For the three and six months ended June 30, 2024, the Company has included $0.9 million of revenue and $0.1 million of net income, and $1.9 million of revenue and $0.5 million of net loss, respectively, related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income (Loss).
For the three and six months ended June 30, 2023, the Company has included $1.1 million of revenue and $0.1 million of net income, and $2.3 million of revenue and $0.1 million of net income, respectively, related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income (Loss).
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three and six months ended June 30, 2023 assume the Broadmark Acquisition had occurred as of January 1, 2022. This unaudited pro forma information should not be relied upon as being necessarily indicative of historical results that would have been obtained had the Broadmark Acquisition actually occurred on that date, nor of results that may be obtained in the future.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
(in thousands)
Total revenues	$21,945	$44,672
Net income	$2,899	$3,613

Salient Acquisition Contingent Consideration
As part of the Salient Acquisition, the Company agreed to pay additional consideration based on specified financial milestones being met in 2024 and 2025. In the second quarter of 2024, the Company paid contingent consideration of $1.8 million for the Revenue Retention earn-out. Additional amounts earned, if any, will be paid in 2024 or 2025 and are recorded as a liability on the Condensed Consolidated Balance Sheets.
The contingent consideration liability is classified as Level 3 in the fair value hierarchy and revalued quarterly, see Note 7, "Fair Value Measurements," for additional information related to the fair value measurement of the contingent consideration.
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
Revenue Disaggregated
The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advisory Fees:
Institutional	$9,718	$9,443	$19,189	$19,046
Mutual Funds	6,856	7,093	13,767	14,279
Wealth Management	565	263	1,000	507
Performance-based	—	—	—	555
Trust Fees	5,227	5,024	10,340	10,055
Other, net	322	122	1,124	230
Total revenues	$22,688	$21,945	$45,420	$44,672

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended June 30, 2024	Advisory	Trust	Other	Total
Canada	$260	$—	$—	$260
United States	16,879	5,227	322	22,428
Total	$17,139	$5,227	$322	$22,688

Three Months Ended June 30, 2023	Advisory	Trust	Other	Total
Canada	$276	$—	$—	$276
United States	16,523	5,024	122	21,669
Total	$16,799	$5,024	$122	$21,945

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Six Months Ended June 30, 2024	Advisory	Trust	Other	Total
Canada	$517	$—	$—	$517
United States	33,439	10,340	1,124	44,903
Total	$33,956	$10,340	$1,124	$45,420

Six Months Ended June 30, 2023	Advisory	Trust	Other	Total
Canada	$568	$—	$—	$568
United States	33,819	10,055	230	44,104
Total	$34,387	$10,055	$230	$44,672

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended June 30, 2024
Net fee revenues from external sources	$17,139	$5,227	$—	$—	$22,366
Net intersegment revenues	$1,448	$55	$—	$(1,503)	$—
Other, net	$322	$—	$—	$—	$322
Total revenues	$18,909	$5,282	$—	$(1,503)	$22,688

Segment assets	$286,921	$46,553	$13,465	$(199,565)	$147,374
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,578	$—	$—	$—	$4,578
Segment expenditures for long-lived assets	$1	$1	$22	$—	$24

Three Months Ended June 30, 2023
Net fee revenues from external sources	$16,799	$5,024	$—	$—	$21,823
Net intersegment revenues	$1,587	$77	$—	$(1,664)	$—
Other, net	$122	$—	$—	$—	$122
Total revenues	$18,508	$5,101	$—	$(1,664)	$21,945

Segment assets	$268,184	$44,412	$14,831	$(185,322)	$142,105
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,180	$—	$—	$—	$4,180
Segment expenditures for long-lived assets	$31	$14	$52	$—	$97

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Six Months Ended June 30, 2024
Net fee revenues from external sources	$33,956	$10,340	$—	$—	$44,296
Net intersegment revenues	3,022	113	—	(3,135)	—
Other, net	1,124	—	—	—	1,124
Total revenues	$38,102	$10,453	$—	$(3,135)	$45,420

Six Months Ended June 30, 2023
Net fee revenues from external sources	$34,387	$10,055	$—	$—	$44,442
Net intersegment revenues	3,249	154	—	(3,403)	—
Other, net	230	—	—	—	230
Total revenues	$37,866	$10,209	$—	$(3,403)	$44,672

6. INVESTMENTS
Since 2018, in addition to the Company's acquisitions of Salient and Broadmark, whose results are included in our Condensed Consolidated Statements of Comprehensive Income (Loss), the Company has made strategic investments to enhance the services we provide our customers. Each of these investments is discussed below.
We made a strategic investment during 2018 in InvestCloud, which is included in “Investments” on our Condensed Consolidated Balance Sheets at its carrying value of $4.4 million. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
minus impairment, if any, plus or minus changes resulting from observable price changes. Following InvestCloud's recapitalization in the first quarter of 2021, we re-invested $4.4 million of our proceeds into newly-issued shares of InvestCloud. No impairments of this investment were recorded during the three and six months ended June 30, 2024 or 2023.
Our investment in Vista is included in “Investments” on our Condensed Consolidated Balance Sheets at its carrying value of $2.8 million. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. No impairments of this investment were recorded during the three and six months ended June 30, 2024 or 2023.
In 2024 we made a strategic investment in the Texas Stock Exchange, included in “Investments” on our Condensed Consolidated Balance Sheets at its carrying value of $1.5 million. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. No impairments of this investment were recorded during the three and six months ended June 30, 2024.
Private Investment Funds. In 2019, we made a $0.3 million investment in Westwood Hospitality and in 2023 and 2024, we made $1.0 million investments in private energy funds. These investments are included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and are measured at fair value on a recurring basis using net asset value ("NAV") as a practical expedient.
Zarvona Energy Fund GP, L.P. and Zarvona Energy Fund II-A, L.P. These investments represent ownership interests in non-controlled partnerships. These investments are included in “Equity method investments” on our Condensed Consolidated Balance Sheets and are measured based on our share of the net earnings or losses of the investees.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024:
U.S. Government securities	$12,653	$233	$(66)	$12,820
Money market funds	4,293	138	—	4,431
Equity funds	1,507	265	(123)	1,649
Exchange-traded funds	1,200	—	—	1,200
Equities	169	57	(108)	118
Exchange-traded bond funds	149	—	(3)	146
Total trading securities	19,971	693	(300)	20,364
Private investment funds	1,450	399	(24)	1,825
Total investments carried at fair value	$21,421	$1,092	$(324)	$22,189

December 31, 2023:
U.S. Government securities	$22,522	$14	$(75)	$22,461
Money market funds	5,367	111	—	5,478
Equity funds	4,295	195	(260)	4,230
Equities	381	—	(24)	357
Exchange-traded bond funds	152	—	(4)	148
Total trading securities	32,717	320	(363)	32,674
Private investment fund	265	7	(31)	241
Total investments carried at fair value	$32,982	$327	$(394)	$32,915

The investments shown below are included in our Condensed Consolidated Balance Sheets as Equity method investments, as follows (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2024		December 31, 2023
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,859	50.0%	$3,565	50.0%
Zarvona Energy Fund II-A, L.P.	700	0.5%	700	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,578		$4,284
7. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – significant unobservable inputs where there is little or no market activity
Our strategic investments in InvestCloud, Vista and Texas Stock Exchange, discussed in Note 6 “Investments,” are excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for those investments.
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of June 30, 2024:
Investments in trading securities	$20,364	$—	$—	$—	$20,364
Private investment funds	—	—	—	1,825	1,825
Total assets measured at fair value	$20,364	$—	$—	$1,825	$22,189
Salient Acquisition contingent consideration	—	—	10,176	—	10,176
Total liabilities measured at fair value	$—	$—	$10,176	$—	$10,176

As of December 31, 2023:
Investments in trading securities	$32,674	$—	$—	$—	$32,674
Private investment fund	—	—	—	241	241
Total assets measured at fair value	$32,674	$—	$—	$241	$32,915
Salient Acquisition contingent consideration	—	—	10,133	—	10,133
Total liabilities measured at fair value	$—	$—	$10,133	$—	$10,133
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

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning balance	$2,792	$2,792
Exchange of shares	(2,792)	(2,792)
Ending balance	$—	$—

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$7,184	$11,841	$10,133	$12,901
Payments	(1,815)	—	$(1,815)	—
Total (gains) losses included in earnings	4,807	(4,078)	1,858	(5,138)
Ending balance	$10,176	$7,763	$10,176	$7,763
The June 30, 2024 contingent consideration fair value of $10.2 million was valued based upon updated revenue growth projections following asset appreciation in the quarter and revised asset flow expectations. The fair value of contingent consideration related to both the revenue retention earn-out and the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3:

As of June 30, 2024		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	7.5%	8.5%	8.0%
	Volatility	—%	5.0%	—%

Growth earn-out	Discount rate	7.5%	8.5%	8.0%
	Volatility	1.0%	11.0%	6.0%

As of December 31, 2023		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	11.5%	12.0%	11.8%
	Volatility	8.3%	16.3%	11.3%

Growth earn-out	Discount rate	12.8%	13.3%	13.0%
	Volatility	14.9%	24.9%	19.9%
8. INCOME TAXES

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Our effective income tax rate differed from the 21% statutory rate for the three and six months ended June 30, 2024 and 2023 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
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
There were approximately 6,000 and 106,000 anti-dilutive restricted shares outstanding for the three months ended June 30, 2024 and June 30, 2023, respectively. There were approximately 13,000 and 108,000 anti-dilutive restricted shares outstanding for the six months ended June 30, 2024 and June 30, 2023, respectively.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$(2,243)	$2,895	$53	$3,588
Weighted average shares outstanding - basic	8,218,596	7,991,228	8,158,812	7,922,954
Dilutive potential shares from unvested restricted shares	—	140,105	279,619	127,344
Weighted average shares outstanding - diluted	8,218,596	8,131,333	8,438,431	8,050,298
Earnings (loss) per share:
Basic	$(0.27)	$0.36	$0.01	$0.45
Diluted	$(0.27)	$0.36	$0.01	$0.45

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities at the date of acquisition. Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our most recent annual goodwill impairment assessment during the third quarter of 2023 and determined that no goodwill impairment related to the Advisory or Trust segment was required. There was no goodwill impairment during the three and six months ended June 30, 2024 or June 30, 2023.
Changes in goodwill were as follows (in thousands):

	Trust Segment	Advisory Segment	Total
Balance at December 31, 2023	$16,401	$23,100	$39,501
Balance at June 30, 2024	$16,401	$23,100	$39,501

	Trust Segment	Advisory Segment	Total
Balance at December 31, 2022	$16,401	$19,331	$35,732
Salient Acquisition adjustment[1]	—	(428)	(428)
Broadmark Acquisition	—	4,197	4,197
Balance at June 30, 2023	$16,401	$23,100	$39,501
1 Represents subsequent purchase price adjustments for the Salient Acquisition.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and six months ended June 30, 2024 or June 30, 2023.
11. LEASES
As of June 30, 2024 there have been no material changes outside the ordinary course of business to our leases since December 31, 2023. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

12. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of June 30, 2024, there are $0.8 million of shares that may yet be repurchased under our plan.
During the three and six months ended June 30, 2024, the Company repurchased 86,346 shares of our common stock at an average price of $12.45 per share, including commissions, for an aggregate purchase price of $1.1 million under our share repurchase plan. During the three and six months ended June 30, 2023, the Company did not repurchase any shares of our common stock.
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
Based on our analyses, we determined that the CTFs, Private Funds and Zarvona Energy Fund II-A were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and, while the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs, the Company is not exposed to a majority of the economics of those entities and does not qualify as primary beneficiaries for those entities. As we do not qualify as primary beneficiaries for those entities, we have not consolidated our investments in those entities for the periods ending June 30, 2024 and December 31, 2023.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista, and Zarvona Energy Fund GP (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities, we have not consolidated our investments in those entities for the periods ending June 30, 2024 and December 31, 2023.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fee Revenues	$7.8	$7.9	$15.6	$15.9

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of June 30, 2024
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,943
Common Trust Funds	696
Private Funds	83	0.2	0.2
Private Equity	—	7.8	7.8
All other assets:
Wealth Management	3,467
Institutional	7,587
Total Assets Under Management	$15,776

14. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three and six months ended June 30, 2024 and June 30, 2023, the Company earned immaterial fees from the affiliated funds.
One of our directors served as a consultant to the Company under a consulting agreement. We recorded immaterial expenses related to this agreement for the three and six months ended June 30, 2023.
15. SUBSEQUENT EVENTS
Dividend Declared
On July 31, 2024, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on October 1, 2024 to stockholders of record on September 2, 2024.

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
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $15.8 billion and AUA of approximately $1.0 billion at June 30, 2024. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
Firm-wide Assets Under Management
Firm-wide assets under management of $16.8 billion at June 30, 2024 consisted of $15.8 billion of AUM and $1.0 billion of AUA.
AUM increased $0.8 billion to $15.8 billion at June 30, 2024 compared with $15.0 billion at June 30, 2023. The average of beginning and ending AUM for the second quarter of 2024 was $16.0 billion compared to $14.9 billion for the second quarter of 2023.
The following table displays AUM as of June 30, 2024 and 2023 (in millions):

	As of June 30,
	2024	2023	Change
Institutional(1)	$7,649	$6,969	10%
Wealth Management(2)	4,184	3,851	9
Mutual Funds(3)	3,943	4,169	(5)
Total AUM(4)	$15,776	$14,989	5%

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
(4)AUM excludes $1.0 billion and $1.2 billion of AUA as of June 30, 2024 and 2023, respectively, related to our model portfolios for which we provide investment advice on a fee basis without having investment management authority.
Roll-Forward of Assets Under Management

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Institutional
Beginning of period assets*	$7,742	$7,039	$7,215	$6,968
Inflows	277	109	546	239
Outflows	(291)	(415)	(540)	(576)
Net client flows	(14)	(306)	6	(337)
Market appreciation (depreciation)	(79)	236	457	338
Net change	(93)	(70)	463	1
End of period assets	$7,649	$6,969	$7,678	$6,969

Wealth Management
Beginning of period assets	$4,219	$3,765	$4,140	$3,666
Inflows	72	88	141	178
Outflows	(142)	(146)	(281)	(276)
Net client flows	(70)	(58)	(140)	(98)
Market appreciation (depreciation)	35	144	164	283
Net change	(35)	86	24	185
End of period assets	$4,184	$3,851	$4,164	$3,851

Mutual Funds
Beginning of period assets*	$4,189	$4,147	$4,104	$4,145
Inflows	147	218	358	522
Outflows	(386)	(336)	(716)	(714)
Net client flows	(239)	(118)	(358)	(192)
Market appreciation (depreciation)	(7)	140	197	216
Net change	(246)	22	(161)	24
End of period assets	$3,943	$4,169	$3,943	$4,169

Total AUM
Beginning of period assets	$16,150	$14,951	$15,459	$14,779
Inflows	496	415	1,045	939
Outflows	(819)	(897)	(1,537)	(1,566)
Net client flows	(323)	(482)	(492)	(627)
Market appreciation (depreciation)	(51)	520	818	837
Net change	(374)	38	326	210
End of period assets	$15,776	$14,989	$15,785	$14,989
* Certain assets under management acquired from Salient were reclassified from Mutual Funds to Institutional as of December 31, 2022 to be consistent with the classification of existing assets.

Three months ended June 30, 2024 compared to the three months ended June 30, 2023
The change in AUM for the three months ended June 30, 2024 was due to net outflows of $0.3 billion.
The change in AUM for the three months ended June 30, 2023 was due to market appreciation of $0.5 billion offset by net outflows of $0.5 billion. Net outflows were primarily related to our Income Opportunity strategy.
Six months ended June 30, 2024 compared to the six months ended June 30, 2023
The $0.3 billion increase in AUM for the six months ended June 30, 2024 was due to market appreciation of $0.8 billion offset by net outflows of $0.5 billion. Net outflows were primarily related to our LargeCap Value strategy.
The $0.2 billion increase in AUM for the six months ended June 30, 2023 was due to market appreciation of $0.8 billion and net outflows of $0.6 billion. Net outflows were primarily related to our Income Opportunity and Quality AllCap strategies.
Roll-Forward of Assets Under Advisement

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Assets Under Advisement
Beginning of period assets	$1,044	$1,180	$1,079	$1,255
Inflows	20	38	51	84
Outflows	(71)	(94)	(182)	(189)
Net client flows	(51)	(56)	(131)	(105)
Market appreciation (depreciation)	(5)	46	40	20
Net change	(56)	(10)	(91)	(85)
End of period assets	$988	$1,170	$988	$1,170
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income (Loss) contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Advisory fees: asset-based	$17,139	$16,799	2%	$33,956	$33,832	—%
Advisory fees: performance-based	—	—	NM	—	555	(100)
Trust fees: asset-based	5,227	5,024	4	10,340	10,055	3
Other, net	322	122	164	1,124	230	389
Total revenues	22,688	21,945	3	45,420	44,672	2
Expenses:
Employee compensation and benefits	13,638	13,688	0	28,349	27,890	2
Sales and marketing	755	764	(1)	1,383	1,504	(8)
Westwood mutual funds	855	746	15	1,576	1,478	7
Information technology	2,350	2,566	(8)	4,640	4,949	(6)
Professional services	1,450	1,355	7	2,939	2,884	2
General and administrative	3,011	3,235	(7)	5,912	6,281	(6)
(Gain) loss from change in fair value of contingent consideration	4,807	(4,078)	(218)	1,858	(5,138)	(136)
Acquisition expenses	—	—	NM	—	209	(100)
Total expenses	26,866	18,276	47	46,657	40,057	16
Net operating income	(4,178)	3,669		(1,237)	4,615
Net change in unrealized appreciation (depreciation) on private investments	—	24	(100)	—	24	(100)
Net investment income	548	211	160	1,003	383	162
Other income	224	239	(6)	409	611	(33)
Income before income taxes	(3,406)	4,143		175	5,633
Income tax provision	(1,193)	1,244	(196)	222	2,020	(89)
Net income	$(2,213)	$2,899	(176)%	$(47)	$3,613	(101)%
Less: Comprehensive income (loss) attributable to noncontrolling interest	30	4	650%	(100)	25	(500)%
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$(2,243)	$2,895	(177)%	$53	$3,588	(99)%
_________________________
NM    Not meaningful
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Total revenues. Total revenues for the three months ended June 30, 2024 were comparable to revenues for the three months ended June 30, 2023.
(Gain) loss from change in fair value of contingent consideration. We recorded a loss of $4.8 million upon the remeasurement of contingent consideration of the Salient Acquisition primarily due to changes in growth projections following asset appreciation in the quarter and revised asset flow expectations.
Income tax provision. Our effective tax rate differed from the 21% statutory rate for the second quarter of 2024 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Total revenues. Total revenues for the six months ended June 30, 2024 were comparable to revenues for the six months ended June 30, 2023.
(Gain) loss from change in fair value of contingent consideration. We recorded a gain of $1.9 million upon the remeasurement of contingent consideration of the 2022 Salient acquisition primarily due to changes in growth projections and revised asset flow expectations.

Income tax provision. Our effective tax rate for the six months ended June 30, 2024 differed from the 21% statutory rate for 2024 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates and the discrete impact of life insurance proceeds received in 2023.
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
We define Economic Earnings (Loss) as comprehensive income (loss) attributable to Westwood Holdings Group, Inc. plus non-cash equity-based compensation expense, amortization of intangible assets and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings (Loss) because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. Although gains and losses from changes in the fair value of contingent consideration are non-cash, we do not add or subtract those back when calculating Economic Earnings (Loss) because gains and losses on changes in the fair value of contingent consideration are considered regular following an acquisition. In addition, we do not adjust Economic Earnings (Loss) for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings (Loss) divided by diluted weighted average shares outstanding.
The following tables (in thousands, except share and per share amounts) provide a reconciliation of comprehensive income (loss) attributable to Westwood Holdings Group, Inc. to Economic Earnings (Loss) and Economic Earnings (Loss) by segment. We have included the tax impact of adjustments for all periods presented.

	Three Months Ended June 30,		Change	Six Months Ended June 30,
	2024	2023		2024	2023	Change
Comprehensive income (loss) attributable to Westwood Holdings Group, Inc.	$(2,243)	$2,895	(177)%	$53	$3,588	(99)%
Stock-based compensation expense	1,397	1,624	(14)	2,912	3,372	(14)
Intangible amortization	1,032	1,042	(1)	2,074	2,063	1
Tax benefit from goodwill amortization	156	125	25	281	250	12
Tax impacts of adjustments to GAAP comprehensive income (loss)	(850)	(1,706)	(50)	(2,816)	(3,575)	(21)
Economic Earnings (Loss)	$(508)	$3,980	(113)%	$2,504	$5,698	(56)%
Earnings (loss) per share	$(0.27)	$0.36	(175)%	$0.01	$0.45	(98)%
Stock-based compensation expense	0.17	0.19	(11)	0.35	0.41	(15)
Intangible amortization	0.12	0.13	(8)	0.24	0.26	(8)
Tax benefit from goodwill amortization	0.02	0.02	—	0.03	0.03	—
Tax impacts of adjustments to GAAP comprehensive income (loss)	(0.10)	(0.21)	(52)	(0.33)	(0.44)	(25)
Economic Earnings (Loss) per share	$(0.06)	$0.49	(112)%	$0.30	$0.71	(58)%
Diluted weighted average shares outstanding	8,218,596	8,131,333		8,438,431	8,050,298

Economic Earnings (Loss) by Segment:
Advisory	$4,817	$3,352	44%	$7,940	$5,751	38%
Trust	1,005	828	21	1,498	1,051	43
Westwood Holdings	(6,330)	(200)	3,065	(6,934)	(1,104)	528
Consolidated	$(508)	$3,980	(113)%	$2,504	$5,698	(56)%

Liquidity and Capital Resources
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders or for deferred contingent consideration payments. We had no debt as of June 30, 2024 and December 31, 2023. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and short-term investments of $44.1 million and $53.1 million as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, working capital aggregated $50.5 million and $53.6 million, respectively.
During the six months ended June 30, 2024, cash flow provided by operating activities was $11.7 million, which included net sales of current investments of $11.4 million, partially to pay compensation and benefits payable, and a reduction in compensation and benefits payable of $4.2 million. During the six months ended June 30, 2023, cash flow used in operating activities was $3.9 million, which included net sales of current investments of $7.1 million and a reduction in compensation and benefits payable of $3.3 million.
Cash flow used in investing activities during the six months ended June 30, 2024 was related to the purchase of investments. Cash flow used in investing activities during the six months ended June 30, 2023 was primarily for the Broadmark Acquisition.
Cash flows used in financing activities of $6.8 million for the six months ended June 30, 2024 reflected the payment of dividends, deferred contingent consideration payments, purchases of treasury stock and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $3.9 million for the six months ended June 30, 2023 reflected the payment of dividends and restricted stock returned for the payment of taxes.

Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2024, Westwood Trust had approximately $12.4 million in excess of its minimum capital requirement.
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
Contractual Obligations
As of June 30, 2024, there have been no material changes outside of the ordinary course of business to our contractual obligations since December 31, 2023. For information regarding our contractual obligations, refer to “Contractual Obligations” in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. Between April 1, 2024 and June 30, 2024, under the share repurchase program, the Company repurchased 86,346 shares of our common stock at an average price of $12.45 per share, including commissions, for an aggregate purchase price of $1.1 million.
The following table displays information with respect to the treasury shares we purchased during the three months ended June 30, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)				$750,000
April 2024	20,059	$259,109	$12.92
May 2024	41,710	$515,918	$12.37	—
June 2024	24,577	$299,739	$12.2

(1)These purchases relate to the share repurchase program and were authorized in April 2020.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 31, 2024	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer