Form 10-Q
period 2024-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2024-10-30
CIK 1165002

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
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 24, 2024: 9,271,573.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$22,790	$20,422
Accounts receivable	14,596	14,394
Investments, at fair value	25,522	32,674
Prepaid income taxes	639	205
Other current assets	5,075	4,543
Total current assets	68,622	72,238
Investments	8,944	7,247
Equity method investments	4,211	4,284
Noncurrent investments at fair value	1,919	241
Goodwill	39,501	39,501
Deferred income taxes	1,590	726
Operating lease right-of-use assets	2,842	3,673
Intangible assets, net	21,718	24,803
Property and equipment, net of accumulated depreciation of $8,326 and $10,078	1,014	1,444
Other long-term assets	1,140	1,010
Total long-term assets	82,879	82,929
Total assets	$151,501	$155,167
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,934	$6,130
Dividends payable	1,431	1,692
Compensation and benefits payable	8,283	9,539
Operating lease liabilities	1,523	1,286
Total current liabilities	16,171	18,647
Accrued dividends	905	675
Contingent consideration	12,000	10,133
Noncurrent operating lease liabilities	2,041	3,266
Total long-term liabilities	14,946	14,074
Total liabilities	31,117	32,721
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,174,073 and 11,856,737, respectively and outstanding 9,271,568 and 9,140,760, respectively	123	119
Additional paid-in capital	202,247	201,622
Treasury stock, at cost – 2,902,505 and 2,715,977, respectively	(88,278)	(85,990)
Retained earnings	4,293	4,650
Total Westwood Holdings Group, Inc. stockholders’ equity	118,385	120,401
Noncontrolling interest in consolidated subsidiary	1,999	2,045
Total equity	120,384	122,446
Total liabilities and stockholders' equity	$151,501	$155,167

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Advisory fees:
Asset-based	$17,774	$16,902	$51,730	$50,734
Performance-based	—	—	—	555
Trust fees	5,447	5,063	15,787	15,118
Other, net	498	(85)	1,622	145
Total revenues	23,719	21,880	69,139	66,552
EXPENSES:
Employee compensation and benefits	13,572	12,661	41,921	40,551
Sales and marketing	644	676	2,027	2,180
Westwood mutual funds	798	872	2,374	2,350
Information technology	2,572	2,334	7,212	7,283
Professional services	1,812	1,009	4,751	3,893
General and administrative	2,991	3,298	8,903	9,579
(Gain) loss from change in fair value of contingent consideration	1,824	2,483	3,682	(2,655)
Acquisition expenses	—	—	—	209
Total expenses	24,213	23,333	70,870	63,390
Net operating income (loss)	(494)	(1,453)	(1,731)	3,162
Net change in unrealized appreciation (depreciation) on private investments	—	—	—	24
Net investment income	587	247	1,590	630
Other income	374	5,265	783	5,876
Income before income taxes	467	4,059	642	9,692
Income tax provision	308	(316)	530	1,704
Net income	$159	$4,375	$112	$7,988
Total comprehensive income	$159	$4,375	$112	$7,988
Less: Comprehensive income (loss) attributable to noncontrolling interest	54	1,019	(46)	1,044
Comprehensive income attributable to Westwood Holdings Group, Inc.	$105	$3,356	$158	$6,944
Earnings per share:
Basic	$0.01	$0.42	$0.02	$0.87
Diluted	$0.01	$0.41	$0.02	$0.86
Weighted average shares outstanding:
Basic	8,123,714	8,002,537	8,140,664	7,949,773
Diluted	8,488,372	8,116,747	8,448,629	8,072,739

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2024 and 2023
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, June 30, 2024	9,293,447	$123	$202,064	$(88,005)	$4,339	$1,945	$120,466
Net income	—	—	—	—	105	54	159
Dividends declared ($0.15 per share)	—	—	(1,226)	—	(151)	—	(1,377)
Stock-based compensation expense	—	—	1,409	—	—	—	1,409
Purchases of treasury stock	(21,879)	—	—	(273)	—	—	(273)
Balance, September 30, 2024	9,271,568	$123	$202,247	$(88,278)	$4,293	$1,999	$120,384

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, June 30, 2023	9,182,770	$119	$200,885	$(85,965)	$(959)	$1,019	$115,099
Net income	—	—	—	—	3,356	1,019	4,375
Issuance of restricted stock, net of forfeitures	(54)	—	—	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,200)	—	(185)	—	(1,385)
Stock-based compensation expense	—	—	1,739	—	—	—	1,739
Restricted stock returned for payment of taxes	(2,521)		—	(25)	—	—	(25)
Balance, September 30, 2023	9,180,195	$119	$201,424	$(85,990)	$2,212	$2,038	$119,803

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2023	9,140,760	$119	$201,622	$(85,990)	$4,650	$2,045	$122,446
Net income (loss)	—	—	—	—	158	(46)	112
Issuance of restricted stock, net of forfeitures	317,336	4	(4)	—	—	—	—
Dividends declared ($0.45 per share)	—	—	(3,692)	—	(515)	—	(4,207)
Stock-based compensation expense	—	—	4,321	—	—	—	4,321
Purchases of treasury stock	(108,225)	—	—	(1,348)	—	—	(1,348)
Restricted stock returned for payment of taxes	(78,303)	—	—	(940)	—	—	(940)
Balance, September 30, 2024	9,271,568	$123	$202,247	$(88,278)	$4,293	$1,999	$120,384

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2022	8,881,831	$115	$199,914	$(85,128)	$(4,253)	$—	$110,648
Net income	—	—	—	—	6,944	1,044	7,988
Acquisition	—	—	—	—	—	994	994
Issuance of restricted stock, net of forfeitures	368,628	4	(4)	—	—	—	—
Dividends declared ($0.45 per share)	—	—	(3,597)	—	(479)	—	(4,076)
Stock-based compensation expense	—	—	5,111	—	—	—	5,111
Restricted stock returned for payment of taxes	(70,264)	—	—	(862)	—	—	(862)
Balance, September 30, 2023	9,180,195	$119	$201,424	$(85,990)	$2,212	$2,038	$119,803

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112	$7,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	464	511
Amortization of intangible assets	3,085	3,106
Net change in unrealized (appreciation) depreciation on investments	(917)	(499)
Stock-based compensation expense	4,321	5,111
Deferred income taxes	(864)	652
Non-cash lease expense	831	844
Loss on asset disposition	—	69
Gain on remeasurement of lease liabilities	—	(119)
Fair value change of contingent consideration	3,682	(2,655)
Gain on insurance settlement	—	(5,000)
Change in operating assets and liabilities:
Net (purchases) sales of trading securities	6,267	(15,626)
Accounts receivable	(202)	1,355
Other current assets	(644)	1,101
Accounts payable and accrued liabilities	(1,192)	(55)
Compensation and benefits payable	(1,254)	(1,428)
Income taxes payable	(434)	25
Other liabilities	(1,041)	(1,064)
Net cash provided by (used in) operating activities	12,214	(5,684)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(741)
Purchase of property and equipment	(34)	(119)
Purchase of investments	(1,500)	—
Insurance settlement proceeds	—	5,000
Net cash provided by (used in) investing activities	(1,534)	4,140
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,348)	—
Restricted stock returned for payment of taxes	(940)	(863)
Payment of contingent consideration in acquisition	(1,815)	—
Cash dividends paid	(4,209)	(4,274)
Net cash used in financing activities	(8,312)	(5,137)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,368	(6,681)
Cash and cash equivalents, beginning of period	20,422	23,859
Cash and cash equivalents, end of period	$22,790	$17,178
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,817	$1,024
Accrued dividends	$2,336	$2,220

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and consequently do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of our interim financial position and results of operations and cash flows for the periods presented. The accompanying Condensed Consolidated Financial Statements are presented in accordance with GAAP and the rules and regulations of the SEC.
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
Recent Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an entity to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the Chief Operating Decision Maker. This ASU does not change how an entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. An entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to impact our disclosures, with no impact to our results of operations, cash flows or financial condition.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the income tax rate reconciliation and income taxes paid. ASU 2023-09 requires an entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories, with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to impact our disclosures, with no impact to our results of operations, cash flows, or financial condition.
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

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
For the three and nine months ended September 30, 2024, the Company has included $0.8 million of revenue and $0.3 million of net income, and $2.6 million of revenue and $0.2 million of net loss, respectively, related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income.
For the three and nine months ended September 30, 2023, the Company has included $1.1 million of revenue and $4.0 million of net income, and $3.4 million of revenue and $4.1 million of net income, respectively, related to Broadmark in its Condensed Consolidated Statements of Comprehensive Income.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the three and nine months ended September 30, 2023 assume the Broadmark Acquisition had occurred as of January 1, 2022. This unaudited pro forma information should not be relied upon as being necessarily indicative of historical results that would have been obtained had the Broadmark Acquisition actually occurred on that date, nor of results that may be obtained in the future.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
(in thousands)
Total revenues	$21,880	$66,552
Net income	$3,952	$7,565

Salient Acquisition Contingent Consideration
As part of the Salient Acquisition, the Company agreed to pay additional consideration based on specified financial milestones being met in 2024 and 2025. In the nine months ended September 30 2024, the Company paid contingent consideration of $1.8 million for the Revenue Retention earn-out. Additional amounts earned, if any, will be paid in 2024 or 2025 and are recorded as a liability on the Condensed Consolidated Balance Sheets.
The contingent consideration liability is classified as Level 3 in the fair value hierarchy and revalued quarterly. See Note 7, "Fair Value Measurements," for additional information related to the fair value measurement of the contingent consideration.
4. REVENUE
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues such as gains and losses from our seed money investments into new investment strategies. The "Other, net” revenues on our Condensed Consolidated Statements of Comprehensive Income are the unrealized gains and losses on our seed money investments, and our seed money investments are included in "Investments, at fair value" on our Condensed Consolidated Balance Sheets. Advisory and trust fees are calculated based on a percentage of AUM or assets under advisement ("AUA"), as applicable, and the performance obligation is realized over the current calendar quarter. Once clients receive our investment advisory services, we have an enforceable right to payment.
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
Revenue Disaggregated
The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advisory Fees:
Institutional	$10,301	$9,319	$29,490	$28,365
Mutual Funds	6,852	7,275	20,619	21,554
Wealth Management	621	308	1,621	815
Performance-based	—	—	—	555
Trust Fees	5,447	5,063	15,787	15,118
Other, net	498	(85)	1,622	145
Total revenues	$23,719	$21,880	$69,139	$66,552

We have clients in various locations around the world. The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended September 30, 2024	Advisory	Trust	Other	Total
Canada	$246	$—	$—	$246
United States	17,528	5,447	498	23,473
Total	$17,774	$5,447	$498	$23,719

Three Months Ended September 30, 2023	Advisory	Trust	Other	Total
Canada	$278	$—	$—	$278
United States	16,624	5,063	(85)	21,602
Total	$16,902	$5,063	$(85)	$21,880

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nine Months Ended September 30, 2024	Advisory	Trust	Other	Total
Canada	$763	$—	$—	$763
United States	50,967	15,787	1,622	68,376
Total	$51,730	$15,787	$1,622	$69,139

Nine Months Ended September 30, 2023	Advisory	Trust	Other	Total
Canada	$846	$—	$—	$846
United States	50,443	15,118	145	65,706
Total	$51,289	$15,118	$145	$66,552

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended September 30, 2024
Net fee revenues from external sources	$17,774	$5,447	$—	$—	$23,221
Net intersegment revenues	$1,381	$36	$—	$(1,417)	$—
Other, net	$496	$2	$—	$—	$498
Total revenues	$19,651	$5,485	$—	$(1,417)	$23,719

Segment assets	$301,975	$46,809	$14,462	$(211,745)	$151,501
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,211	$—	$—	$—	$4,211
Segment expenditures for long-lived assets	$8	$—	$26	$—	$34

Three Months Ended September 30, 2023
Net fee revenues from external sources	$16,902	$5,063	$—	$—	$21,965
Net intersegment revenues	$1,564	$66	$—	$(1,630)	$—
Other, net	$(85)	$—	$—	$—	$(85)
Total revenues	$18,381	$5,129	$—	$(1,630)	$21,880

Segment assets	$278,466	$47,897	$14,536	$(190,148)	$150,751
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,256	$—	$—	$—	$4,256
Segment expenditures for long-lived assets	$53	$5	$61	$—	$119

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Nine Months Ended September 30, 2024
Net fee revenues from external sources	$51,730	$15,787	$—	$—	$67,517
Net intersegment revenues	4,403	149	—	(4,552)	—
Other, net	1,620	2	—	—	1,622
Total revenues	$57,753	$15,938	$—	$(4,552)	$69,139

Nine Months Ended September 30, 2023
Net fee revenues from external sources	$51,289	$15,118	$—	$—	$66,407
Net intersegment revenues	4,813	220	—	(5,033)	—
Other, net	145	—	—	—	145
Total revenues	$56,247	$15,338	$—	$(5,033)	$66,552

6. INVESTMENTS
Since 2018, in addition to the Company's acquisitions of Salient and Broadmark, whose results are included in our Condensed Consolidated Statements of Comprehensive Income, the Company has made strategic investments to enhance the services we provide our customers. Each of these investments is discussed below.
We made a strategic investment during 2018 in InvestCloud, which is included in “Investments” on our Condensed Consolidated Balance Sheets at its carrying value of $4.4 million. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
minus impairment, if any, plus or minus changes resulting from observable price changes. Following InvestCloud's recapitalization in the first quarter of 2021, we re-invested $4.4 million of our proceeds into newly-issued shares of InvestCloud. No changes to the value of this investment were recorded during the three and nine months ended September 30, 2024 or 2023.
Our investment in Vista is included in “Investments” on our Condensed Consolidated Balance Sheets at its carrying value of $2.8 million. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. No changes to the value of this investment were recorded during the three and nine months ended September 30, 2024 or 2023.
In 2024 we made a strategic investment in the Texas Stock Exchange, included in “Investments” on our Condensed Consolidated Balance Sheets at its carrying value of $1.5 million. This investment represents an equity interest in a private company without a readily determinable fair value. The Company has elected to apply the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes. No changes to the value of this investment were recorded during the three and nine months ended September 30, 2024.
Private Investment Funds. In 2019, we made a $0.3 million investment in Westwood Hospitality and in 2023 and 2024, we made $1.0 million of investments in private energy funds. These investments are included in “Noncurrent investments at fair value” on our Condensed Consolidated Balance Sheets and are measured at fair value on a recurring basis using net asset value ("NAV") as a practical expedient.
Zarvona Energy Fund GP, L.P. and Zarvona Energy Fund II-A, L.P. These investments represent ownership interests in non-controlled partnerships. These investments are included in “Equity method investments” on our Condensed Consolidated Balance Sheets and are measured based on our share of the net earnings or losses of the investees.
All other investments are carried at fair value on a recurring basis and are accounted for as trading securities.
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024:
U.S. Government securities	$18,700	$269	$(65)	$18,904
Money market funds	4,506	174	—	4,680
Equity funds	1,405	370	(127)	1,648
Equities	170	68	(108)	130
Exchange-traded bond funds	158	2	—	160
Total trading securities	24,939	883	(300)	25,522
Private investment funds	1,450	481	(12)	1,919
Total investments carried at fair value	$26,389	$1,364	$(312)	$27,441

December 31, 2023:
U.S. Government securities	$22,522	$14	$(75)	$22,461
Money market funds	5,367	111	—	5,478
Equity funds	4,295	195	(260)	4,230
Equities	381	—	(24)	357
Exchange-traded bond funds	152	—	(4)	148
Total trading securities	32,717	320	(363)	32,674
Private investment fund	265	7	(31)	241
Total investments carried at fair value	$32,982	$327	$(394)	$32,915

The investments shown below are included in our Condensed Consolidated Balance Sheets as Equity method investments, as follows (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2024		December 31, 2023
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,492	50.0%	$3,565	50.0%
Zarvona Energy Fund II-A, L.P.	700	0.5%	700	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,211		$4,284
7. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – significant unobservable inputs where there is little or no market activity
Our strategic investments in InvestCloud, Vista and the Texas Stock Exchange, discussed in Note 6 “Investments,” are excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for those investments.
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of September 30, 2024:
Investments in trading securities	$25,522	$—	$—	$—	$25,522
Private investment funds	—	—	—	1,919	1,919
Total assets measured at fair value	$25,522	$—	$—	$1,919	$27,441
Salient Acquisition contingent consideration	—	—	12,000	—	12,000
Total liabilities measured at fair value	$—	$—	$12,000	$—	$12,000

As of December 31, 2023:
Investments in trading securities	$32,674	$—	$—	$—	$32,674
Private investment fund	—	—	—	241	241
Total assets measured at fair value	$32,674	$—	$—	$241	$32,915
Salient Acquisition contingent consideration	—	—	10,133	—	10,133
Total liabilities measured at fair value	$—	$—	$10,133	$—	$10,133
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

The following table summarizes the changes in Level 3 investments measured at fair value on a recurring basis for the periods presented (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning balance	$—	$2,792
Exchange of shares	—	(2,792)
Ending balance	$—	$—

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$10,176	$7,763	$10,133	$12,901
Payments	—	—	$(1,815)	—
Total (gains) losses included in earnings	1,824	2,483	3,682	(2,655)
Ending balance	$12,000	$10,246	$12,000	$10,246
The September 30, 2024 contingent consideration fair value of $12.0 million was valued based upon updated revenue growth projections following asset appreciation in the quarter and revised asset flow expectations. The fair value of contingent consideration related to both the revenue retention earn-out and the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3, the weighted averages represent the output of the Monte Carlo simulation models:

As of September 30, 2024		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	6.3%	7.3%	6.8%
	Volatility	—%	5.0%	—%

Growth earn-out	Discount rate	6.3%	7.3%	6.8%
	Volatility	1.7%	11.7%	6.7%

As of December 31, 2023		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Revenue Retention earn-out	Discount rate	11.5%	12.0%	11.8%
	Volatility	8.3%	16.3%	11.3%

Growth earn-out	Discount rate	12.8%	13.3%	13.0%
	Volatility	14.9%	24.9%	19.9%
8. INCOME TAXES

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Our effective income tax rate differed from the 21% statutory rate for the three and nine months ended September 30, 2024 and 2023 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates and the discrete impact of life insurance proceeds received in 2023.
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
There were no anti-dilutive restricted shares outstanding for the three months ended September 30, 2024 and there were approximately 56,000 anti-dilutive restricted shares outstanding for the three months ended September 30, 2023. There were approximately 9,000 and 90,000 anti-dilutive restricted shares outstanding for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Comprehensive income attributable to Westwood Holdings Group, Inc.	$105	$3,356	$158	$6,944
Weighted average shares outstanding - basic	8,123,714	8,002,537	8,140,664	7,949,773
Dilutive potential shares from unvested restricted shares	364,658	114,210	307,965	122,966
Weighted average shares outstanding - diluted	8,488,372	8,116,747	8,448,629	8,072,739
Earnings per share:
Basic	$0.01	$0.42	$0.02	$0.87
Diluted	$0.01	$0.41	$0.02	$0.86

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities at the date of acquisition. Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our most recent annual goodwill impairment assessment during the third quarter of 2024 and determined that no goodwill impairment related to the Advisory or Trust segment was required. There was no goodwill impairment during the three and nine months ended September 30, 2024 or September 30, 2023.
Changes in goodwill were as follows (in thousands):

	Trust Segment	Advisory Segment	Total
Balance at December 31, 2023	$16,401	$23,100	$39,501
Balance at September 30, 2024	$16,401	$23,100	$39,501

	Trust Segment	Advisory Segment	Total
Balance at December 31, 2022	$16,401	$19,331	$35,732
Salient Acquisition adjustment[1]	—	(428)	(428)
Broadmark Acquisition	—	4,197	4,197
Balance at September 30, 2023	$16,401	$23,100	$39,501
1 Represents subsequent purchase price adjustments for the Salient Acquisition.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and nine months ended September 30, 2024 or September 30, 2023.
11. LEASES
As of September 30, 2024 there have been no material changes outside the ordinary course of business to our leases since December 31, 2023. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

12. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of September 30, 2024, there are $0.5 million of shares that may yet be repurchased under our plan.
During the three months ended September 30, 2024, the Company repurchased 21,879 shares of our common stock at an average price of $12.50 per share, including commissions, for an aggregate purchase price of $0.3 million under our share repurchase plan. During the nine months ended September 30, 2024, the Company repurchased 108,225 shares of our common stock at an average price of $12.46 per share, including commissions, for an aggregate purchase price of $1.3 million under our share repurchase plan. During the three and nine months ended September 30, 2023, the Company did not repurchase any shares of our common stock.
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
Based on our analyses, we determined that the CTFs, Private Funds and Zarvona Energy Fund II-A were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and, while the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs, the Company is not exposed to a majority of the economics of those entities and does not qualify as primary beneficiaries for those entities. As we do not qualify as primary beneficiaries for those entities, we have not consolidated our investments in those entities for the periods ending September 30, 2024 and December 31, 2023.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista, and Zarvona Energy Fund GP (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities, we have not consolidated our investments in those entities for the periods ending September 30, 2024 and December 31, 2023.
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fee Revenues	$8.0	$8.1	$23.6	$24.0

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table displays the AUM and the risk of loss in each vehicle (in millions):

	As of September 30, 2024
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,912
Common Trust Funds	777
Private Funds	76	$0.3	$0.3
Private Equity	—	7.3	7.3
All other assets:
Wealth Management	3,615
Institutional	8,372
Total Assets Under Management	$16,752

14. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three and nine months ended September 30, 2024 and September 30, 2023, the Company earned immaterial fees from the affiliated funds.
One of our directors served as a consultant to the Company under a consulting agreement that expired on December 31, 2023. We recorded immaterial expenses related to this agreement for the three and nine months ended September 30, 2023.
15. SUBSEQUENT EVENTS
Dividend Declared
On October 30, 2024, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on January 3, 2025 to stockholders of record on December 2, 2024.
ETF Partnership
On October 28, 2024, Westwood entered into a partnership with a third party to form Westwood Engineered Beta ("WEBs") to develop and market new exchange-traded fund ("ETF") strategies. Westwood will make a $4 million investment in WEBs resulting in a non-controlling interest and will provide distribution services and administrative support to WEBs. Westwood also has an exclusive option to buy the shares of WEBs it does not own, exercisable under certain conditions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and our Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “potentially,” “may,” “designed” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and those risks set forth below:
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
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $16.8 billion and AUA of approximately $1.0 billion at September 30, 2024. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
(Gain) loss from change in fair value of contingent consideration
(Gain) loss from change in fair value of contingent consideration consists of fair value adjustments related to contingent consideration from our 2022 acquisition of Salient, with gains representing reductions in value and losses representing increases in value.
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
Firm-wide Assets Under Management
Firm-wide assets under management of $17.7 billion at September 30, 2024 consisted of $16.8 billion of AUM and $1.0 billion of AUA.
AUM increased $2.4 billion to $16.8 billion at September 30, 2024 compared with $14.4 billion at September 30, 2023. The average of beginning and ending AUM for the third quarter of 2024 was $16.3 billion compared to $14.7 billion for the third quarter of 2023.

The following table displays AUM as of September 30, 2024 and 2023 (in millions):

	As of September 30,
	2024	2023	Change
Institutional(1)	$8,454	$6,697	26%
Wealth Management(2)	4,386	3,791	16
Mutual Funds(3)	3,912	3,924	0
Total AUM(4)	$16,752	$14,412	16%

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
(4)AUM excludes $1.0 billion and $1.1 billion of AUA as of September 30, 2024 and 2023, respectively, related to our model portfolios for which we provide investment advice on a fee basis without having investment management authority.
Roll-Forward of Assets Under Management

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Institutional
Beginning of period assets*	$7,649	$6,969	$7,215	$6,968
Inflows	475	57	1,019	296
Outflows	(241)	(173)	(781)	(749)
Net client flows	234	(116)	238	(453)
Market appreciation (depreciation)	571	(156)	1,001	182
Net change	805	(272)	1,239	(271)
End of period assets	$8,454	$6,697	$8,454	$6,697

Wealth Management
Beginning of period assets	$4,184	$3,851	$4,140	$3,666
Inflows	52	145	195	323
Outflows	(96)	(140)	(377)	(416)
Net client flows	(44)	5	(182)	(93)
Market appreciation (depreciation)	246	(65)	428	218
Net change	202	(60)	246	125
End of period assets	$4,386	$3,791	$4,386	$3,791

Mutual Funds
Beginning of period assets*	$3,943	$4,169	$4,104	$4,145
Inflows	150	141	509	663
Outflows	(447)	(319)	(1,163)	(1,033)
Net client flows	(297)	(178)	(654)	(370)
Market appreciation (depreciation)	266	(67)	462	149
Net change	(31)	(245)	(192)	(221)
End of period assets	$3,912	$3,924	$3,912	$3,924

Total AUM
Beginning of period assets	$15,776	$14,989	$15,459	$14,779
Inflows	677	343	1,723	1,282
Outflows	(784)	(632)	(2,321)	(2,198)
Net client flows	(107)	(289)	(598)	(916)
Market appreciation (depreciation)	1,083	(288)	1,891	549
Net change	976	(577)	1,293	(367)
End of period assets	$16,752	$14,412	$16,752	$14,412
* Certain assets under management acquired from Salient were reclassified from Mutual Funds to Institutional as of December 31, 2022 to be consistent with the classification of existing assets.

Three months ended September 30, 2024 compared to the three months ended September 30, 2023
The change in AUM for the three months ended September 30, 2024 was due to market appreciation of $1.1 billion offset by net outflows of $0.1 billion.
The change in AUM for the three months ended September 30, 2023 was due to market depreciation of $0.3 billion and net outflows of $0.3 billion. Net outflows were primarily related to our SmallCap strategy.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
The $1.3 billion increase in AUM for the nine months ended September 30, 2024 was due to market appreciation of $1.9 billion offset by net outflows of $0.6 billion. Net outflows were primarily related to our LargeCap Value strategy.

The $0.4 billion decrease in AUM for the nine months ended September 30, 2023 was due to net outflows of $0.9 billion offset by market appreciation of $0.5 billion. Net outflows were primarily related to our Income Opportunity and MLP strategies.
Roll-Forward of Assets Under Advisement

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Assets Under Advisement
Beginning of period assets	$988	$1,170	$1,079	$1,255
Inflows	25	33	76	117
Outflows	(91)	(96)	(273)	(285)
Net client flows	(66)	(63)	(197)	(168)
Market appreciation (depreciation)	39	2	79	22
Net change	(27)	(61)	(118)	(146)
End of period assets	$961	$1,109	$961	$1,109
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Comprehensive Income contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Advisory fees: asset-based	$17,774	$16,902	5%	$51,730	$50,734	2%
Advisory fees: performance-based	—	—	NM	—	555	(100)
Trust fees: asset-based	5,447	5,063	8	15,787	15,118	4
Other, net	498	(85)	(686)	1,622	145	1,019
Total revenues	23,719	21,880	8	69,139	66,552	4
Expenses:
Employee compensation and benefits	13,572	12,661	7	41,921	40,551	3
Sales and marketing	644	676	(5)	2,027	2,180	(7)
Westwood mutual funds	798	872	(8)	2,374	2,350	1
Information technology	2,572	2,334	10	7,212	7,283	(1)
Professional services	1,812	1,009	80	4,751	3,893	22
General and administrative	2,991	3,298	(9)	8,903	9,579	(7)
(Gain) loss from change in fair value of contingent consideration	1,824	2,483	(27)	3,682	(2,655)	(239)
Acquisition expenses	—	—	NM	—	209	(100)
Total expenses	24,213	23,333	4	70,870	63,390	12
Net operating income (loss)	(494)	(1,453)		(1,731)	3,162
Net change in unrealized appreciation (depreciation) on private investments	—	—	NM	—	24	(100)
Net investment income	587	247	138	1,590	630	152
Other income	374	5,265	(93)	783	5,876	(87)
Income before income taxes	467	4,059		642	9,692
Income tax provision	308	(316)	(197)	530	1,704	(69)
Net income	$159	$4,375	(96)%	$112	$7,988	(99)%
Less: Comprehensive income (loss) attributable to noncontrolling interest	54	1,019	(95)%	(46)	1,044	(104)%
Comprehensive income attributable to Westwood Holdings Group, Inc.	$105	$3,356	(97)%	$158	$6,944	(98)%
_________________________
NM    Not meaningful
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Total revenues. Total revenues for the three months ended September 30, 2024 were higher than revenues for the three months ended September 30, 2023 due to higher average AUM.
Employee compensation and benefits. Employee compensation and benefits for the three months ended September 30, 2024 increased $0.9 million compared to the three months ended September 30, 2023 primarily due to higher incentive compensation following increased AUM balances and additional headcount.
Professional services. Professional services for the three months ended September 30, 2024 increased $0.8 million compared to the three months ended September 30, 2023 primarily due to higher consulting costs related to our Managed Investment Solutions ("MIS") capability.
(Gain) loss from change in fair value of contingent consideration. We recorded a loss of $1.8 million upon the remeasurement of contingent consideration of the Salient Acquisition primarily due to positive changes in growth projections following asset appreciation in the quarter.
Other income. Other income decreased due to the receipt of life insurance proceeds of $5.0 million in the third quarter of 2023.

Income tax provision. Our effective tax rate differed from the 21% statutory rate for the third quarter of 2024 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates and the discrete impact of life insurance proceeds received in 2023.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Total revenues. Total revenues for the nine months ended September 30, 2024 were higher than revenues for the nine months ended September 30, 2023 due to higher average AUM.
Employee compensation and benefits. Employee compensation and benefits for the nine months ended September 30, 2024 increased $1.4 million compared to the nine months ended September 30, 2023 primarily due to higher incentive compensation following increased AUM balances and additional headcount.
Professional services. Professional services nine months ended September 30, 2024 increased $0.8 million the nine months ended September 30, 2023 primarily due to higher consulting costs related to our MIS capability.
(Gain) loss from change in fair value of contingent consideration. We recorded a loss of $3.7 million upon the remeasurement of contingent consideration of the Salient Acquisition primarily due to positive changes in growth projections following asset appreciation in the period and revised asset flow expectations.
Other income. Other income decreased due to the receipt of life insurance proceeds of $5.0 million in the third quarter of 2023.
Net investment income. Net investment income increased primarily due to additional interest income in the period.
Income tax provision. Our effective tax rate for the nine months ended September 30, 2024 differed from the 21% statutory rate for 2024 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates and the discrete impact of life insurance proceeds received in 2023.
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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,
	2024	2023		2024	2023	Change
Comprehensive income attributable to Westwood Holdings Group, Inc.	$105	$3,356	(97)%	$158	$6,944	(98)%
Stock-based compensation expense	1,409	1,739	(19)	4,321	5,111	(15)
Intangible amortization	1,011	1,043	(3)	3,085	3,106	(1)
Tax benefit from goodwill amortization	156	125	25	437	375	17
Tax impacts of adjustments to GAAP comprehensive income	(1,597)	217	(836)	(4,413)	(3,358)	31
Economic Earnings	$1,084	$6,480	(83)%	$3,588	$12,178	(71)%
Earnings per share	$0.01	$0.41	(98)%	$0.02	$0.86	(98)%
Stock-based compensation expense	0.17	0.21	(19)	0.50	0.63	(21)
Intangible amortization	0.12	0.13	(8)	0.37	0.38	(3)
Tax benefit from goodwill amortization	0.02	0.02	—	0.05	0.05	—
Tax impacts of adjustments to GAAP comprehensive income	(0.19)	0.03	(733)	(0.52)	(0.41)	27
Economic Earnings per share	$0.13	$0.80	(84)%	$0.42	$1.51	(72)%
Diluted weighted average shares outstanding	8,488,372	8,116,747		8,448,629	8,072,739

Economic Earnings by Segment:
Advisory	$5,393	$4,843	11%	$13,333	$10,594	26%
Trust	750	945	(21)	2,248	1,996	13
Westwood Holdings	(5,059)	692	(831)	(11,993)	(412)	2,811
Consolidated	$1,084	$6,480	(83)%	$3,588	$12,178	(71)%

Liquidity and Capital Resources
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders or for deferred contingent consideration payments. We had no debt as of September 30, 2024 and December 31, 2023. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and short-term investments of $48.3 million and $53.1 million as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, working capital aggregated $52.5 million and $53.6 million, respectively.
During the nine months ended September 30, 2024, cash flow provided by operating activities was $12.2 million, which included net sales of current investments of $6.3 million and a reduction in compensation and benefits payable of $1.3 million. During the nine months ended September 30, 2023, cash flow used in operating activities was $5.7 million, which included net purchases of current investments of $15.6 million and a reduction in compensation and benefits payable of $1.4 million.
Cash flow used in investing activities during the nine months ended September 30, 2024 was related to the purchase of investments. Cash flow provided by investing activities during the nine months ended September 30, 2023 was primarily due to the receipt of life insurance proceeds, offset by cash for the Broadmark Acquisition.
Cash flows used in financing activities of $8.3 million for the nine months ended September 30, 2024 reflected the payment of dividends, deferred contingent consideration payments, purchases of treasury stock and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $5.1 million for the nine months ended September 30, 2023 reflected the payment of dividends and restricted stock returned for the payment of taxes.

Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in Investments in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2024, Westwood Trust had approximately $12.3 million in excess of its minimum capital requirement.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. Between July 1, 2024 and September 30, 2024, under the share repurchase program, the Company repurchased 21,879 shares of our common stock at an average price of $12.50 per share, including commissions, for an aggregate purchase price of $0.3 million.
The following table displays information with respect to the treasury shares we purchased during the three months ended September 30, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program (1)				$475,000
July 2024	6,919	$12.30	85,136
August 2024	9,924	$12.52	124,220	—
September 2024	5,036	$12.73	64,099

(1)These purchases relate to the share repurchase program and were authorized in April 2020.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 30, 2024	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer