Form 10-K
period 2024-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2025-03-05
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2024 of the voting and non-voting common equity held by non-affiliates of the registrant was $93,937,983. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.
The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 28, 2025: 9,379,675.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

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
General
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C., Salient Advisors, L.P. and Broadmark Asset Management LLC (each of which is a registered investment adviser ("RIA") registered with the Securities and Exchange Commission ("SEC"), and Salient Capital, L.P., SEC-registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member, collectively referred to hereinafter together as "Westwood Management") and Westwood Trust ("Westwood Wealth Management"). Westwood Management, founded in 1983, provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust, custodial and investment management services through the use of commingled funds and individual securities to institutions and high net worth individuals. Our revenues are generally derived from fees based on a percentage of assets under management ("AUM") and assets under advisement ("AUA"). Westwood Management and Westwood Trust collectively had AUM of approximately $16.6 billion and AUA of approximately $1.0 billion at December 31, 2024. We were incorporated under the laws of the State of Delaware on December 12, 2001. Our common stock is listed on the New York Stock Exchange under the ticker symbol "WHG." We are a holding company whose principal assets consist of the capital stock and ownership interests of our operating subsidiaries, primarily Westwood Management, Westwood Trust and Broadmark Asset Management, LLC ("Broadmark").
The success of our business is dependent on client, institutional investment consultant and intermediary relationships. In addition to offering attractive investment opportunities and investment performance, we believe that client service is of paramount importance in the asset management business. Accordingly, a major business focus for us is to build strong relationships with clients to enhance our ability to anticipate their needs and satisfy their investment objectives. Our team approach is designed to deliver efficient, responsive service to our clients, while innovating investment strategies and product alternatives.
Our operating structure can support a larger business and we believe we are able to accommodate growth by acquisition, product innovation and internal growth within our client base. We have developed investment strategies that we expect to be attractive in our target institutional, wealth management and intermediary markets. Developing new investment strategies and building the organization to support these strategies can result in incurring expenses before significant offsetting revenues are realized. We continue to evaluate new strategies and resources in terms of meeting actual and potential investor needs.
During 2022 we acquired the asset management business of Salient Partners, L.P. (the "Salient Acquisition"). As part of the Salient Acquisition we also acquired Salient Capital, L.P. ("SCLP"), Salient Advisors, L.P. ("Salient Advisors") and an approximately 48% interest in Broadmark. Broadmark is a San Francisco-based RIA managing and/or sub-advising mutual funds, retail and institutional separately-managed accounts. SCLP serves as a sub-placement agent for private placements. Salient Advisors is an SEC-registered investment adviser, a Commodity Futures Trading Commission ("CFTC") registered Commodity Pool Operator ("CPO") and a National Futures Association ("NFA") member. Salient Advisors is an advisor to the Westwood Salient Tactical Plus Fund, which is subadvised by Broadmark.
In January 2023 we acquired an additional 32% interest in Broadmark, increasing our ownership of Broadmark to approximately 80%, which represents a controlling interest for financial statement consolidation purposes (the "Broadmark Acquisition").
During 2024 we launched exchange-traded funds ("ETFs"), built out the organizational support structure for the Managed Investment Solutions ("MIS") team that joined us in last 2023, and partnered with a newly launched firm, WEBs Investments Inc., to develop and launch innovative investment strategies for investors and advisors, each of which is discussed in detail below.
Strategic Investments

Over the past several years we have made a number of strategic investments, including investments in Vista Bank, ("Vista"), Westwood Hospitality Fund I, LLC ("Westwood Hospitality"), Westwood Energy Secondaries Fund I, LLC ("Westwood Energy Secondaries"), the TXSE Group Inc ("TXSE") and Westwood Engineered Beta ("WEBs").
Vista offers traditional banking services and provides clients of Westwood Trust efficient access to lines of credit secured by their investment portfolios. Our partnership enables Vista to refer its clients needing more complex financial planning and investment services to Westwood Wealth Management.
Westwood Hospitality is a private investment fund seeded via our investment that we offer to clients of Westwood Trust.
Westwood Energy Secondaries is a private investment fund seeded via our investment that we offer to our clients.
TXSE is a private company that offers expansion potential for our Texas presence, specifically in the Texas triangle.
For a discussion of our investment in WEBs, see "Growth Strategy" below.
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
Advisory
General
Our advisory business encompasses six distinct investment capabilities — United States ("U.S.") Value Equity, Multi-Asset, Energy and Real Assets, Tactical Absolute Return, Income Alternatives and Managed Investment Solutions.
Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums vary by investment strategy and generally range from $10 million to $25 million. Westwood Management also provides advisory services to financial advisors, individuals, the Westwood Funds® mutual funds, and Westwood ETFs, as well as sub-advisory services to other mutual funds and pooled investment vehicles.
Investment Strategies
We offer high-conviction equity, outcome-oriented solutions and liquid alternatives to address a wide range of investment objectives, including five strategies each having AUM exceeding $1 billion in AUM: LargeCap Value, Income Opportunity, SmallCap Value, MLP & Energy Infrastructure and SMidCap Value.
U.S. Value Equity
The U.S. Value Equity team employs a value-oriented approach to identify undervalued, high-quality businesses capable of generating superior risk-adjusted returns, using a fundamental, bottom-up, investment process. Our team seeks well-run businesses with conservative balance sheets and strong free cash flow that can expand enterprise value by funding growth initiatives or by returning capital to shareholders. Identifying undervalued companies with strong fundamentals, where the outlook for future earnings growth is underestimated by the market, offers us the potential for asymmetric returns. This investment approach is intended to preserve capital during unfavorable periods and provide superior real returns over the long term. We have established a track record of producing competitive risk adjusted and real returns for our clients. The principal investment strategies currently managed by the U.S. Value Equity team are as follows:
AllCap Value: Investments in equity securities of approximately 40 to 60 companies benchmarked to the Russell 3000 Value Index.
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
Multi-Asset
The Multi-Asset team employs an investment process that applies top-down views across asset classes along with bottom-up security selection, utilizing quantitative and fundamental tools to evaluate macro, micro and technical conditions across a range of asset classes. Our outcome-oriented solutions utilize strategic and tactical allocations as well as a disciplined focus on managing downside risks.
The team draws on the proprietary fundamental research of Westwood’s experienced investment team members to identify securities with attractive risk-adjusted return profiles across a broad spectrum of income-producing securities. The principal investment strategies managed by the Multi-Asset team are as follows:
Income Opportunity: Tactical asset allocation strategy that invests across multiple fixed income sectors, convertibles and equity securities with an income generation bias. Typically invests in a range of asset types with an overall moderate risk profile.
Multi-Asset Income: Tactical asset allocation strategy that invests across multiple fixed income sectors, convertibles and income-producing equity securities. Typically invests in a range of asset types with an overall conservative risk profile.
Energy and Real Assets
Our Energy and Real Assets team employs an investment approach designed to provide access to a broad universe of energy companies with an emphasis on energy infrastructure. Energy infrastructure companies include Master Limited Partnerships ("MLPs") and midstream corporations as well as other companies involved with infrastructure connected to the production, transportation or distribution of energy. The team has the potential to take advantage of a range of energy opportunities. Our portfolio managers consider primary risk factors for midstream energy infrastructure companies to be economic conditions, equity markets, high yield spreads, volume throughput, energy demand, commodity prices and interest rates. The team monitors and discusses changes in these risk factors on a daily basis. In addition to fundamental analyses, the team utilizes quantitative models to measure valuations, momentum and other risk attributes. The investment team monitors key risk factors for each company and the overall market and positions portfolios accordingly to align with their portfolio management philosophy. The principal investment strategy currently managed by the Energy and Real Asset team is:
MLP & Energy Infrastructure: Provides access to a universe of energy infrastructure, MLPs and MLP-related companies with the potential to diversify a traditional stock/bond portfolio along with income and inflation protection.
Tactical Absolute Return
Our Tactical Absolute Return strategies are subadvised by Broadmark. These strategies seek to deliver positive absolute returns through market cycles. We believe that tactical portfolio allocation can actively manage market exposure by adapting to economic conditions and internal market momentum. These strategies appeal to clients who consider it unwise to be fully invested in equities during periods of intense speculation and monetary tightening within an overvalued market. We also look for market environments in which we believe investors should be fully invested or should even overweight higher beta sectors and indices. Our goal is to be in concert with the overall economic/business cycle.
Broadmark’s investment process is grounded in four pillars. The first three pillars – valuations, monetary policy and investor sentiment — are mostly qualitative in nature. The fourth pillar is a quantitative assessment of market volume and breadth-based momentum. Using a combination of these qualitative and quantitative metrics, Broadmark seeks to manage risk and enhance alpha by tactically phasing into and out of major equity cycles. Broadmark invests primarily in a diversified portfolio of ETFs and instruments providing exposure to indices, sectors and industries based on its four-pillar process. The investment team may tactically deploy leveraged investment techniques as well as short positions that allow a net exposure ranging from net long to net short depending on the strategy.
Tactical Growth: Strategy that actively manages equity market exposure via the use of ETFs and other index-based instruments. Seeks to produce above-average, risk-adjusted returns in all market environments, while exhibiting less downside volatility than the S&P 500® Index. Designed to help investors sidestep market downturns while attempting to participate in market upsides via continuous active management of portfolio market exposure.
Tactical Plus: Strategy that actively manages equity market exposure primarily by investing in equity-based futures, ETFs and options. Seeks to produce above-average, risk-adjusted returns in any market environment while exhibiting less downside volatility than the S&P 500® Index by investing mainly in a diversified portfolio of instruments with exposure to U.S.

and non-U.S. equity securities. Designed to help investors sidestep market downturns while attempting to participate in market upsides via continuous active management of portfolio market exposure.
Income Alternatives
Our Multi-Asset team manages our Alternative Income strategy, and our Real Estate team manages our Real Estate Income strategy. We believe alternative approaches to income investing can provide diversified sources of risk and return and potentially reduce volatility. Absolute return-oriented and yield-focused strategies for investing in securities not typically found in traditional fixed income portfolios can help investors produce returns from non-traditional sources with low correlation and enhanced portfolio diversification.
Alternative Income: We believe that a market-neutral approach utilizing convertible arbitrage and opportunistic fixed income can serve as a complement to bond allocations. Our framework consists of three primary sources of return that aim to neutralize systematic risk. We employ a multi-strategy process seeking to generate positive absolute returns through a short duration yield portfolio of global fixed income securities, convertible arbitrage and macro-hedging, with a focus on convertible arbitrage for reduced correlation and market exposure.
Real Estate Income: A sector-based approach that seeks to produce a substantial income profile and attractive risk-adjusted total returns by investing across the capital stack of publicly traded real estate investment trusts ("REITs") and other real estate-related companies. Our differentiated strategy has historically emphasized a significant exposure to preferred securities issued by REITs, however our portfolio construction routinely includes high dividend paying REIT common stocks as well as debt securities issued by REITs.
Managed Investment Solutions
Our MIS team joined us in late 2023 and focuses on tailoring investment solutions to a diverse array of individual institutional risk/reward tolerances and investment approaches. We believe that creating customized investment portfolios for clients, using a consultative approach to identify their unique needs, goals and investment objectives, can potentially lead to better outcomes over the long term. The MIS approach combines the following attributes:
•Active Design – Design, construct and implement index methodologies in consultation with clients
•Rules-Based – Systematic approach to achieving client objectives, targeting intended exposures
•Transparent – End-to-end transparency across methodology, construction and implementation
•Outcome-Oriented – Create custom portfolio solutions based on specific client goals, beliefs and objectives
•Adaptive – Implementation and construction that evolves with changing client beliefs and objectives
•Independent – Freedom to choose tools and data sources that are best-suited to help clients achieve their outcomes
Prospective clients for MIS include public plans, sovereign wealth funds, corporate pension plans, defined contribution plans, endowments, foundations, consultant groups and wealth investors.
Our ability to grow AUM is primarily dependent on our competitive investment performance and success in building strong relationships with clients, investment consulting firms, financial intermediaries and RIAs. We continually seek to expand AUM by organically growing our current investment strategies and by adding new products like our Salient Acquisition in 2022, the acquisition of a controlling interest in Broadmark in 2023, the addition of our Managed Investment Solutions team in 2023, and the launch of our first two actively-managed ETFs in 2024. We will continue to focus on organic product initiatives to grow our investment strategies while considering new investment strategies via acquisitions or from third parties, as discussed under "Growth Strategy" below. Our growth strategy provides clients with more investment opportunities and diversifies our AUM and revenue sources, thereby reducing risk in any one area of investment and increasing our ability to attract new clients Our ten largest clients accounted for approximately 20% of our fee revenues for the year ended December 31, 2024. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.
Exchange-Traded Funds
We launched two ETFs in 2024 - Westwood Salient Enhanced Midstream Income ETF (MDST) and Westwood Salient Enhanced Energy Income ETF (WEEI). MDST seeks to provide current income and capital appreciation by investing in securities of midstream U.S. and Canadian corporations, and U.S. master limited partnerships. WEEI seeks to provide current income and capital appreciation by investing in securities of North American energy companies primarily involved in: oil, gas and consumable fuels as well as energy equipment and services. Both ETFs employ a disciplined options overlay that sells out-of-the money individual stock call options to generate distributable monthly income.
Advisory and Sub-advisory Agreements

Westwood Management manages client accounts under investment advisory and sub-advisory agreements. Typical of the asset management industry, these agreements are usually terminable upon short notice and provide for revenues based on the market value of client AUM. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or based on a daily or monthly average of AUM for the stated period. Some clients have contractual performance-based fee arrangements, which generate additional revenues if we outperform a specified index over a specific period of time. Revenue for performance-based fees is recorded at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood provides overall investment management services, including directing investments in conformity with client-established investment objectives and restrictions. Unless otherwise directed in writing by clients, Westwood has the authority to vote all proxies with respect to securities in client portfolios.
Westwood Management is party to sub-advisory agreements with other investment advisers under which it performs similar services under advisory agreements. Our sub-advisory fees are generally computed based upon the average daily AUM and are payable on a monthly basis.
Westwood Management provides investment advisory services to the Westwood Funds® family of mutual funds:

●	Westwood Alternative Income (WMNIX)	●	Westwood Quality MidCap (WWMCX)
●	Westwood Broadmark Tactical Plus (SBTIX)	●	Westwood Quality SmallCap (WHGSX)
●	Westwood Broadmark Tactical Growth (FTGWX)	●	Westwood Quality SMidCap (WHGMX)
●	Westwood Multi-Asset Income (WHGHX)	●	Westwood Quality Value (WHGLX)
●	Westwood Income Opportunity (WHGIX)	●	Westwood MLP & Energy Infrastructure (SMLPX)
●	Westwood Quality AllCap (WQAIX)	●	Westwood Real Estate Income (KIFYX)
Westwood Management provides investment advisory services to the Westwood ETFs:

●	Westwood Salient Enhanced Midstream Income ETF (MDST)	●	Westwood Salient Enhanced Energy Income ETF (WEEI)
As of December 31, 2024, AUM in the Westwood Funds® totaled $3.9 billion.
Trust
General
Westwood Trust provides fiduciary and investment services to high net worth individuals and families, non-profit endowments and foundations, public and private retirement plans and individual retirement accounts. Westwood Trust is chartered and regulated by the Texas Department of Banking. Fees charged by Westwood Trust are separately negotiated with each client and are typically based on AUM. Clients generally have at least $1 million in investable assets.
Fiduciary Services
Westwood Trust’s fiduciary services include but are not limited to: financial planning, wealth transfer planning, customizable trust services, trust administration and estate settlement. Westwood Trust also provides custodial services, tax reporting, accounting of trust income and principal, beneficiary and retiree distributions and safekeeping of assets.
Investment Services
Westwood Trust utilizes a consultative approach in developing a portfolio asset allocation for individual clients. Our approach involves examining clients' financial situations, including their current portfolio of investments, and advising clients on ways to reduce risk, enhance investment returns and strengthen their financial position based on each client’s unique objectives and constraints. Westwood Trust seeks to define and improve the risk/return profiles of client investment portfolios by offering a comprehensive investment solution or by enhancing clients’ existing investment strategies. Westwood Trust manages separate portfolios of equity and fixed income securities for certain agency and trust clients. Equity portfolios are generally patterned after the institutional strategies offered by Westwood Management or developed by our internal investment teams. Fixed income portfolios consist of targeted "laddered" portfolios of primarily high-quality municipal securities, corporate securities and Treasury bills.
Westwood Trust also sponsors a range of commingled funds in which client assets are commingled to achieve economies of scale. Westwood Trust’s commingled funds fall within two basic categories: personal trusts (common trust funds) and employee benefit trusts (collective investment funds). Westwood Trust sponsors commingled funds for several of the investment strategies managed by Westwood Management.
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
Select Equity Strategy
The Westwood Select Equity strategy aims to provide low-frequency turnover and tax efficiency to high net worth individuals. The offering allows individuals to own a diversified portfolio of best ideas from across Westwood's investment teams. These portfolios include value and growth stocks, along with small-, mid- and large-cap stocks. Westwood Select Equity is also available without the tax efficiency overlay.
Dividend Select Strategy
The Westwood Dividend Select strategy aims to provide dividend income to investors. The offering allows investors to own a diversified portfolio of dividend-producing equity securities. These portfolios primarily include value stocks, along with mid- and large-cap stocks.
High Alpha Strategy
The Westwood High Alpha strategy aims to provide long-term appreciation to investors. The offering allows investors to own a concentrated portfolio of securities to provide higher returns commensurate with higher volatility. These portfolios primarily include growth stocks in the mid- to large-capitalization range.
Distribution Channels
Westwood Management investment funds and advisory services are distributed through two primary market channels - Institutional and Intermediary. Our Distribution sales and support infrastructure supports dedicated marketing and client service in both channels. Westwood Wealth Management provides wealth and investment management solutions primarily to individuals and utilizes both Westwood Management and external investment management services.
Institutional
The institutional team markets Westwood mutual funds, collective investment trusts, separate accounts and managed investment solutions, as well as advisory and sub-advisory services to defined benefit and defined contribution corporate and public plan sponsors, foundations and endowments, financial institutions and investment consultants. We maintain strong relationships with many global, national and regional investment consulting firms, which have contributed to our being considered and hired by their clients. By leveraging these relationships, we can offer our investment strategies within select defined contribution and other retirement plans in which clients utilize mutual fund and collective investment trusts vehicles. Sub-advising funds of other financial institutions allows us to extend our marketing reach via other firms' distribution systems.
Intermediary and Retail
In the intermediary and retail channel, our team directly markets our investment services, including the Westwood Funds®, to financial intermediaries, RIAs, broker-dealers, turnkey asset management programs and select mutual fund platforms. We also focus on expanding our relationships with financial intermediaries that manage discretionary mutual fund models. Our Intermediary sales team markets our mutual funds, ETFs and separately managed accounts directly to select broker-dealers and RIAs.
Managed accounts are similar to mutual fund relationships in that a third-party financial institution, such as a broker-dealer or RIA, trades securities using our model. The typical managed account client is a high net worth individual or small institution that prefers to own shares directly, rather than in a mutual fund. In these arrangements, the third-party financial institution is responsible to the end client for client service, operations and accounting.
Wealth Management
In our wealth management channel, we generate awareness of our trust fiduciary and investment services through investment consultants, centers of influence, community involvement, and targeted direct marketing to high net worth individuals, families and small to medium-sized institutions. We also seek asset growth generated by referrals from existing clients.
Growth Strategy

We believe we have established a strong platform to support future growth, deriving strength from the experience and capabilities of our management team and our skilled investment, distribution and client service professionals. We believe opportunities for future growth will come from our ability to:
•generate growth in our investment management platform from new and existing clients and consultant relationships;
•attract and retain key employees;
•grow assets in our existing investment strategies;
•foster continued growth of the wealth management platform and distribution channel;
•expand intermediary distribution;
•innovate to bring newly developed investment capabilities and vehicles to market;
•pursue strategic corporate development opportunities;
•continue to strengthen our brand name; and
•develop or acquire new investment strategies.
Generate growth from new and existing clients and consultant relationships. A primary business objective is to maintain and enhance existing relationships with clients, investment consultants and intermediaries by providing value-added investment opportunities, performance and excellent client service. Over the last few years, we have expanded and restructured our distribution team to improve our proactive sales and client engagement strategy. We are pursuing growth via targeted sales and marketing efforts that showcase our boutique, innovative offerings across our product platform. New institutional client accounts are sourced from investment consultants or from our direct sales efforts. The Salient Acquisition, the addition of our Managed Investment Solutions team, and the launch of our first two ETFs have significantly expanded our product range and distribution capabilities. We plan to leverage our increased scale and broader product availability to enhance offerings to institutional, intermediary and wealth management clients. We believe a key factor for our being considered for new client mandates and platform placements is our firm’s in-depth knowledge, our people, our processes and our agility to innovate to meet our client needs with new products and services.
Attract and retain key employees. We have created a workplace environment in which motivated, performance-driven and client-oriented individuals can thrive. As a public company, we offer certain employees a compensation program that includes strong equity incentives to align their success with that of our clients and stockholders. We believe these factors are critical to maintaining a stable, client-focused environment to support future growth.
Grow assets in our existing investment strategies. We have significant capacity to manage additional assets across our investment management platform. We have considerably expanded our range of investment strategies and capabilities through the Salient Acquisition and the addition of Managed Investment Solutions, further enhancing our growth opportunities.
Foster continued growth of the wealth management platform and distribution channel. Westwood Trust serves high net worth and ultra-high net worth individuals and families as well as small to medium-sized institutions. Our location within the Texas Triangle, comprised of Dallas-Fort Worth, Houston, San Antonio, and Austin, provides significant opportunities for future growth. The Texas Triangle is experiencing rapid growth in population and jobs and, in aggregate, represents the 15th largest economy in the world. We anticipate continued interest from clients and prospective clients in our holistic wealth management approach, which leverages our long history and deep experience as a trust company and investment management firm. A significant percentage of Westwood Trust’s asset inflows stems from referrals along with gathering additional assets from existing clients, trends we see continuing.
Expand intermediary distribution. For the past several years, we have expanded our geographic approach and focused coverage for intermediary distribution, building up our intermediary sales team to extend our reach and accelerate growth in top markets. As a result of the Salient Acquisition, we have again expanded our sales and marketing resources to accelerate growth geographically and across market segments via third-party platforms. We believe that providing investors with access to our mutual funds, separately managed accounts, and ETFs is a key component to achieving asset growth in the defined contribution and retirement marketplaces as well as with RIAs and select broker-dealers.
Innovate to bring newly developed investment capabilities and vehicles to market. Being a small, boutique investment manager, we have the agility to bring innovative investment strategies and products to all of our target markets. We have recently expanded our range of investment strategies, capabilities, and vehicles through the following strategic initiatives that will provide future growth opportunities:
•Addition of our MIS team in the fourth quarter of 2023 – our MIS team focuses on tailoring investment solutions to a diverse array of institutional risk/reward tolerances and investment approaches. We have built a proprietary portfolio management system to take the team’s custom solutions capabilities to market. We increased our proactive sales efforts throughout 2024 with well-received road shows focused on consultants and institutional plan sponsors.
•Energy Secondaries private investment funds – we see attractive opportunities to acquire limited partnership interests in seasoned energy private equity funds. Many institutional investors are divesting energy holdings for environmental, social and governance ("ESG") and other non-fundamental reasons thereby creating a large supply and demand imbalance that allows secondary investors to acquire limited partnership interests at discounts to net asset value ranging from 20% to 40%, approximately.
•ETF platform launch – we launched our first two actively-managed ETFs in 2024: Westwood Salient Enhanced Midstream Income (MDST) and Westwood Salient Enhanced Energy Income (WEEI). These funds are designed to provide advisors and investors with a robust solution for generating high distributable monthly income, combining dividend yield and options premiums from covered calls, while offering the potential for equity appreciation within the midstream energy and broad energy sectors, respectively. We have developed a world-class ETF vendor ecosystem to support future ETF launches.
•Partnership with WEBs Investments Inc. – in the fourth quarter of 2024 we partnered with a newly launched firm, WEBs Investments Inc., to develop and launch innovative investment strategies for investors and advisors. Westwood provided the initial capital to launch WEBs and will provide distribution resources and administrative support, with an option to buy the entity subject to certain growth milestones
Pursue strategic corporate development opportunities. We continually evaluate strategic corporate development opportunities to augment our organic growth. These may include acquisitions of asset management firms, investment funds, wealth management firms or other financial institutions, as well as hiring investment professionals or teams. We consider opportunities that can enhance our existing operations, expand our range of investment strategies and services, or further develop our distribution capabilities. Acquiring investment firms or hiring investment professionals or teams with investment strategies outside our current areas of expertise can help us attract new clients and provides existing clients with a broader array of investment strategies. We may consider forging alliances with other financial services or technology firms to leverage our core competency of developing and managing investment strategies and obtain enhanced distribution capabilities or additional service offerings.
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
Develop or acquire new investment strategies. We constantly seek opportunities to expand our range of investment strategies available to existing and prospective clients. We consider internally developed strategies to extend our existing investment process to new markets, asset classes or strategies and we may consider externally acquired investment strategies. An expanded range of investment strategies offers more ways to serve our client base, generating diversified revenue streams and underpinning asset and revenue growth.
Competition
We are subject to substantial and growing competition in all aspects of our business. Barriers to entry in the asset management business are relatively low and we expect more competitors in the future. Many asset managers are larger, better known and have greater resources than we do.
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
We compete against numerous investment dealers, banks, insurance companies, mutual fund companies, ETFs, brokerage and investment firms and others that sell equity funds, taxable income funds, tax-free investments and other investment products. The allocation of assets by many investors from active equity investing to index funds, fixed income or similar asset classes has enhanced the ability of firms offering non-equity asset classes and passive equity management to compete more effectively with us. The demand for passive strategies with low-fee structures has rapidly increased and investors frequently demand customized and personalized strategies to fit their investment needs. This shift in the marketplace may benefit competitors offering certain investment vehicles that we do not offer. In summary, our competitive landscape is intense and dynamic, which may affect our ability to compete successfully.

Most prospective clients perform a thorough review of an investment manager’s background, investment policies and performance before committing assets and many prospective clients invite competing firms to make presentations. The process of obtaining a new client typically takes twelve to eighteen months from the time of initial contact. While we have achieved success in competing for clients, we dedicate significant resources to this process over an extended period of time with no certainty of winning client mandates.
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
Westwood Management
Our business is subject to regulation at federal and state levels by the SEC and other regulatory bodies. Westwood Management Corp. and Westwood Advisors, L.L.C. are registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and under the laws of various states. As RIAs, Westwood Management Corp. and Westwood Advisors, L.L.C. are regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, record keeping, operational and marketing requirements and disclosure obligations. Westwood Management Corp. also acts as adviser to the Westwood Funds®, a family of mutual funds registered with the SEC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). As an adviser to a registered investment company, Westwood Management Corp. must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance, and restrictions on transactions with affiliates. Under SEC rules and regulations promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management Corp. and Westwood Advisors, L.L.C. to comply with SEC requirements could have a material adverse effect on Westwood. We are also required to comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized (the "Patriot Act"). We believe that we are in compliance with the regulations under the Investment Advisers Act, the Investment Company Act and the Patriot Act.
As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading of client accounts, allocation of investment opportunities among clients, use of soft dollars, execution of transactions and recommendations to clients. We manage accounts for our clients with the authority to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. We receive soft dollar credits from certain broker-dealers that are used to pay for brokerage and research-related products, which reduces certain company operating expenses. We intend to use soft dollars to pay only for brokerage and research related products and services that fall within the safe harbor provisions of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.
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
•fiduciary record keeping requirements; and
•prior regulatory approval for certain corporate events (mergers, sale or purchase of all or substantially all trust company assets, and transactions transferring control of a trust company).
The Finance Code gives the Banking Commissioner broad regulatory powers (including penalties and civil and administrative actions) if the trust company violates certain provisions of the Finance Code, including implementing conservatorship or closure if Westwood Trust is determined to be in a "hazardous condition" (as defined by applicable law). Westwood Trust’s failure to comply with the Finance Code could have a material adverse effect on Westwood.
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
SEC Broker‑Dealer Registration / FINRA Regulation
SCLP is subject to regulation by the SEC, FINRA and various states. In addition, certain of our employees are registered with FINRA and various states and are subject to SEC, state and FINRA regulation. The failure of this company and/or employees to comply with relevant regulation could have a material adverse effect on our business.
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
Diversity and Inclusion
We believe that our culture of diversity and inclusion enables us to develop and fully utilize the strengths of our people. As of December 31, 2024, approximately 41% of our workforce was female and minorities represented approximately 32% of our workforce.
Employees
At December 31, 2024, we had 151 full-time employees, all located in the U.S. No employees are represented by a labor union, and we believe our employee relations are favorable. As of December 31, 2024, approximately 15% of our employees held the Chartered Financial Analyst designation.
Environmental, Social and Governance
ESG Core Principles
Since inception, we have fostered a corporate culture focused on a set of core values. We have found inspiration in Coach John Wooden’s Pyramid of Success™ which helps us aspire to and maintain a culture of teamwork, integrity and putting client interests ahead of our own.
Our ESG focus is guided by the following six pillars:
1.Environmental impact;
2.Diversity, equity and inclusion;
3.Community;
4.Responsible investing;
5.Privacy and data protection; and
6.Governance.

We include ESG pillars in conducting our business and measure ourselves against them because they make good sense. It improves our ability to create an environment that values true diversity, inclusiveness and transparency and ultimately supports long-term employee growth. Our focus on transparency, corporate governance, life principles, ethical conduct and giving back to the communities in which we operate is central to our values.
Governance
Westwood is committed to the successful integration and promotion of ESG at the corporate level and the investment level. We have separate governing structures to ensure that we have the necessary leadership to create and sustain a clear corporate strategy across our business. The separation of responsibilities among these governing structures ensures proper accountability across our firm.
Westwood’s Board plays an important role to ensure that the interests of shareholders are represented and that Westwood is fulfilling its fiduciary duties. The Board regularly interacts with management to ensure that stakeholder interests are properly considered. Management regularly updates the Board on our ESG efforts and collaboration between the Board and those responsible for ESG is key to our implementation strategy. Our Board benefits from deep industry experience and a majority of its members are independent which enables strong oversight of our business.
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
Responsible Investment / ESG Integration
Our responsible investment commitment is evident in our overall investment approach where we take a fundamental approach to identifying high-quality companies and sound businesses around the world. As an active asset manager, ESG issues are directly considered in our bottom-up, fundamental assessment of companies. Our fundamental, financial materiality-based approach to identifying high-quality companies and businesses around the world leads our investment team to consider these issues in their fundamental analyses of the merits of a company's strategy, downside risk and valuation. As ESG integration and evaluation techniques evolve we will adapt to ensure compliance with our fiduciary responsibilities at all times.
Westwood is a signatory of the United Nations Principles for Responsible Investment ("UNPRI") and is committed to adopting and implementing responsible investment principles in a manner consistent with our fiduciary duties to clients. We support the UNPRI and recognize the importance of considering ESG issues as an element in our overall investment process.
Engagement
As part of our fundamental investment research process, our analysts conduct meetings with target company management and investor relations to understand strategy, execution and financial strength throughout the life of our investment. Meetings inform our investment analysis and amplify our understanding of a business’s ability to adapt to changing business environments. Meetings can take place in person, during investment conferences or video calls, and they often build on long-standing relationships. Our understanding of material issues affecting the company is shared with the team in our valuation analyses and recommendations made by our research analysts.
Westwood does not set and track engagement objectives. We engage on specific topics on a case-by-case basis and when ESG or other issues are of specific concern, our team seeks to understand how the company plans to address relevant issues and then tracks them over time. Our engagement is generally conducted via direct dialogue between our investment professionals and company managements which is a more constructive approach toward understanding issues and encouraging solutions that provide value to stakeholders.
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

Westwood uses guidelines from a third-party proxy research service, Glass, Lewis & Co. ("Glass Lewis"), that we believe create value for our clients and cover most proxy issues. The Investment Operations Team, including the head of data governance, oversees the implementation of our proxy voting policy. Westwood’s Corporate Responsibility Committee, together with our investment team’s bi-monthly review of ballots, evaluates the alignment of Glass-Lewis proxy voting guidelines on environmental and social issues with our financial-materiality-based view of ESG integration. The Glass Lewis policy states that it will vote in favor when there is a clear link between the proposal and value enhancement or risk mitigation. Our goal is to vote all proxies and we generally follow the recommendations of our proxy research service however our Research Analysts occasionally recommend a vote that differs from Glass Lewis. We vote against recommendations when we believe that it serves our clients’ best interests. An annual summary of voting is sent to each client for whom proxies are voted.
Social Impact and Corporate Giving
Westwood has a long history of community involvement and support of local charitable causes. This involvement is a cornerstone of our culture, drives employee engagement and makes employees proud to work at Westwood. In honoring Westwood’s history of community involvement and support of local charitable causes, Westwood supports and partners with organizations that embrace activities that align with Westwood’s core values of teamwork, excellence, integrity and placement of client and stakeholder interests above our own. Every year, Westwood supports a number of charitable organizations financially and via employee volunteer efforts focused on issues like education, children’s needs, homelessness, food insecurity and disaster relief.
Environment
At Westwood, we embrace caring for our communities and work hard to take care of the world around us. Westwood is committed to the responsible use, and protection of, our natural environment through conservation and sustainable practices that enhance ecosystem resilience, human well-being and ultimately our company’s strength and resiliency. Through our initiative to calculate our travel-related carbon footprint and buy offset carbon credits, we measure and offset greenhouse gas emissions. We are committed to offsetting our carbon emissions generated through air travel which makes up a substantial portion of our carbon emissions.
Diversity, Equity and Inclusion ("DEI")
Diversity is an important part of our culture and identity; approximately 41% of our employees are women — many in senior positions — and approximately 32% of our employees self-identify as members of minority communities.
DEI concepts are an integral part of our history, culture and identity. Westwood was founded by a woman in 1983, when the finance industry had only a small percentage of women in the workforce. We embrace opportunity for individuals from all backgrounds and are committed to fostering unique ideas, perspectives and experiences. We encourage an environment where our employees feel valued, involved and empowered to do their best work, deliver the best possible service to our clients and meet their full potential.
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

•Investment performance: Because we compete with many asset management firms based on our investment strategies, the maintenance and growth of AUM and AUA is largely dependent on the investment performance of the assets that we manage. Poor performance may result in the loss or reduction of client accounts, which decreases revenues. Underperformance relative to peer groups and/or relevant benchmarks for our various investment strategies could adversely affect our results of operations, especially if such underperformance continues for an extended period of time. The historical returns of our strategies and the ratings and rankings we, or the mutual funds that we advise, have generated should not be considered indicative of the future results of these strategies or of any other strategies that we may develop. The investment performance we achieve for our customers varies over time and variances can be wide. Certain of our investment strategies have capacity constraints because there may be a limit to the number of securities available for certain strategies to operate effectively. In those instances, we may choose to limit access to new or existing investors.
The investment management and wealth management industry is highly competitive and innovative.
The investment management and wealth management industry is highly competitive based on factors such as investment performance, fee rates, continuity of investment professionals and client relationships, the quality of client service, corporate positioning, business reputation and differentiated products. Several factors increase competitive risks, including the following:
•Potential competitors have a relatively low cost of entering the investment management industry;
•Many competitors have greater financial, technological, marketing and other resources, more comprehensive name recognition and more personnel;
•The continuing trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of some of our competitors;
•Recent changes in consumer demand for technological capabilities, including the enhanced ability for firms to offer lower fees for passive management strategies, have increased competition;
•Shifts in demand for alternative investment styles, asset classes and distribution vehicles may cause our competitors to be perceived as more attractive;
•Other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals;
•Some competitors charge lower fees for their investment management services;
•Some competitors may provide more comprehensive client services, including banking, financial planning and tax planning at levels beyond those we currently provide; and
•Some competitors may have more sophisticated, innovative or advanced distribution networks.
We have faced significant competition from competitors with lower fee, passive investment strategies. Investment advisors emphasizing passive products have gained, and may continue to gain, significant market share from active managers like us, which could have a material adverse effect on our business. If we are unable to compete effectively, our earnings could be reduced, and our business could be adversely affected.
Some of our strategies invest in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.
Some of our strategies offer access to global markets with exposure to non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of clients invested in these strategies. Investments in non-U.S. issuers may also be affected by tax policies in countries or regions in which we are invested, as well as political, social and economic uncertainty or other diplomatic developments. Many financial markets are less developed or efficient than U.S. financial markets with limited liquidity and higher price volatility and may also lack an established regulatory framework. Liquidity and price volatility may be adversely affected by political or economic events, government policies and social or civil unrest within a particular country. These risks, among others, could adversely affect the performance of our strategies invested in securities of non-U.S. issuers and may be particularly acute in emerging or less developed markets. As a result, we may be unable to attract or retain client investments in these strategies, and assets invested in these strategies may experience significant declines in value and our results of operations may be negatively affected.
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
The regulatory environment in which we operate is subject to change. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. In recent years, regulators have increased their oversight of the financial services industry. Some regulations focus on the investment management industry while other, more broadly focused regulations still affect our industry.
The Dodd-Frank Act of 2010 significantly increased and revised the federal rules and regulations governing the financial services industry and has generally resulted in increased compliance and administrative requirements. For example, the SEC’s adoption of Form PF and revisions to Form ADV impose additional reporting requirements for SEC-registered investment advisors. ERISA Section 408(b)(2) and related regulations require additional information to be provided to ERISA-governed retirement plans. We believe that changes in laws, rules and regulations, including those discussed above, have increased our administrative and compliance costs however we are unable to quantify the increased costs attributable to such changes. See "Item 1. Business — Regulation."
We engage in product offerings and international business activities through our global multi-asset securities product offerings that are available to our international and domestic clients. As of December 31, 2024, approximately 1% of our AUM is managed for clients who are domiciled outside the U. S. As a result, we face increased operational, regulatory, compliance, marketing, client service, reputational and foreign exchange rate risks. Rapid regulatory change is occurring internationally with respect to financial institutions, including, but not limited to, anticipated revisions to the European Communities (Undertakings for Collective Investment in Transferable Securities, or "UCITS") Regulations 2011 and the Markets in Financial Instruments Directive. The failure of our compliance and internal control systems to properly identify and mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.
We devote considerable time and resources to both domestic and international compliance; however, we may fail to timely and properly identify regulatory requirements or modify our compliance procedures for changes in our regulatory environment, which may subject us to legal proceedings, domestic and foreign government investigations, penalties and fines.
Our business involves risks of being engaged in litigation and liability that could increase our expenses and reduce our results of operations.Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-RIA, mutual fund adviser, trustee to certain Trust clients and publicly traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Our investment strategies could be subject to actual or threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence recently of litigation and regulatory investigations in the asset management industry, including customer claims and class action suits seeking substantial damages. While customers do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly or we provide poor financial advice, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent customers are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise or our investment professionals under the federal securities laws or state law. See the discussion of legal proceedings in Item 3. "Legal Proceedings".
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
Our future success depends upon our ability to attract and retain professional and executive employees, including investment, marketing, client service and management personnel. There is substantial competition for skilled personnel within the asset management business, and failure to attract, develop, retain and motivate qualified personnel could negatively impact our business, financial condition, results of operations and future prospects. In order to retain or replace key personnel, we may be required to increase compensation, which would decrease net income. Investment and sales professionals often maintain strong relationships with their clients, and their departure may cause us to lose client accounts, which could have a material impact on our revenues and results of operations.
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
Technology and Privacy Risks
Failure to implement and maintain effective cybersecurity controls could disrupt our operations and have a material adverse effect on our results of operations, reputation and stock price.
Our business is dependent on information technology systems and the cybersecurity controls we and our third party vendors have in place to protect those systems and the information contained therein. Despite the implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software, networks and vendors may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations. The techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. A failure of our controls or our third party vendors' controls to protect our information technology from an external or internal attack or to prevent a breach of confidential client or competitive information could materially interrupt our operations and expose us to regulatory and legal actions, which could have a material adverse effect on our operating results, reputation and stock price. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks to our customers.
We, as a public company, have controls and procedures that relate to cybersecurity disclosure and are required under the federal securities laws to disclose information relating to certain cyber attacks or other information security breaches. Successful cyber attacks at other asset management companies or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in the industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures, which could result in a loss of business.
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
Although our common stock is traded on the New York Stock Exchange, it may be relatively illiquid, or "thinly traded," which can increase share price volatility and make it difficult for larger investors to buy or sell shares in the public market without affecting the share price. Investors may be unable to buy or sell a certain quantity of our shares in the public market within one or more trading days. If any such limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.

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
In addition, we have performance fee agreements with certain clients who pay a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which could have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees can fluctuate significantly between measurement periods, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $1.9 million in 2024, $1.6 million in 2023 and $1.0 million in 2022.
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
We are dependent to a significant degree on our ability to maintain our relationships with clients, consultants, managed account platforms and other intermediaries. Our ten largest clients accounted for approximately 20%, 21% and 22% of our fee revenues for the years ended December 31, 2024, 2023 and 2022, respectively. There can be no assurance that we will be successful in maintaining existing relationships, securing additional relationships or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large relationships or to establish additional profitable relationships could have a material adverse effect on our business, financial condition and results of operations.
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
We believe that we have established a strong platform to support future growth but there is no assurance that we will appropriately execute our strategic plans, including but not limited to acquisitions, divestitures or other strategic transactions.
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
We maintain insurance coverage in amounts and on terms we believe appropriate to cover legal and regulatory matters and potential cybersecurity attacks; however, we can make no assurance that there will be adequate coverage or that a specific claim will be covered by our insurance policies. Additionally, insurance premiums may rise for substantially the same coverage amounts and terms, which will increase our expenses and reduce net income.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We have invested significantly over the past several years to enhance our cybersecurity governance. We have expanded our control access to data and systems, invested in firewalls and security systems, elevated internal awareness through trainings and exercises, and upgraded our systems, programs and intrusion monitoring.
We conduct periodic vulnerability assessments based on our use of technology, third party vendor relationships and reported changes in cybercrime methodologies, and in response to any attempted cyber incident, among other circumstances.
Our goal is to protect all the assets of our clients and safeguard the proprietary and confidential information of Westwood and its employees, which is a fundamental responsibility of every Westwood employee. Westwood is responsible for distributing our policies and procedures to employees and conducting appropriate employee training to ensure employees’ adherence to our policies and procedures. Repeated or serious violations of our policies by employees or independent contractors may result in disciplinary action against such persons, which may include restricted permissions or prohibitions and/or termination.
Our President and Chief Operating Officer is responsible for reviewing, maintaining and enforcing our policies and procedures to ensure we meet our overall cybersecurity goals and objectives, while at a minimum, ensuring compliance with applicable federal and state laws and regulations.
We have designed procedures to implement our cybersecurity policy, minimize cybersecurity threats to our clients and conduct reviews to monitor and ensure our policy is observed, properly implemented and amended or updated as necessary, including cybersecurity oversight, periodic risk assessments and external consultant reviews, access restrictions, ongoing training, governance policies and procedures, authentication protocols, secure access measures, and policies for elevating suspicious activities.
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
Westwood’s Board is responsible for overseeing the effective execution of our overall cybersecurity programs. Along with management, our Board reviews our cybersecurity efforts and programs and is informed of cybersecurity risks primarily through discussions with management, educational sessions and exercises.
Our Board’s responsibilities include, but are not limited to:

a.Overseeing effective implementation of cybersecurity initiatives and alignment with our policies and strategies;
b.Oversight of the continued and consistent implementation of our cybersecurity policies and procedures; and
c.Promoting overall corporate commitment to cybersecurity.
Westwood management is responsible for the execution of the framework for the management of our information security. These responsibilities include, but are not limited to:
a.Designing, implementing and executing our framework for information security management;
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
a.detecting and analyzing suspicious events that might indicate a breach has occurred; and
b.containing, eradicating and restoring normal operations through quick responses, isolating and preserving evidence to aid in remediation and assisting investigators, isolating additional systems from being impacted by the situation being remediated, tracking issues, communicating a strategy and protocol to follow to maintain control of information and confidentiality and to ensure members of the IRT and Westwood management are kept informed of issues as the incident develops and is resolved, and developing and implementing strategies for ensuring the integrity of impacted information systems and critical information hosted on those systems.
In the event of a cybersecurity breach Westwood management notifies our Board as soon as practicable, along with other affected parties including clients, regulatory bodies, third parties and employees, as necessary and required by applicable laws and regulations.
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
We monitor these facilities to ensure their adequacy to serve our anticipated business needs.
Item 3. Legal Proceedings.
We are subject from time to time to certain claims and legal proceedings arising in the ordinary course of our business.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange under the symbol "WHG." At December 31, 2024, there were approximately 130 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater.
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
Between January 1, 2024 and December 31, 2024, under the share repurchase program, the Company repurchased 108,225 shares of our common stock at an average price of $12.46 per share, including commissions, for an aggregate purchase price of $1.3 million. The following table displays information with respect to the treasury shares we purchased during the year ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
Repurchase program(1)				$500,000
April	20,059	$12.92	20,059
May	41,710	$12.37	41,710
June	24,577	$12.20	24,577
July	6,919	$12.30	6,919
August	9,924	$12.52	9,924
September	5,036	$12.73	5,036
Total	108,225	$12.46	108,225
(1) These purchases relate to the share repurchase program and were authorized in April 2020.

Performance Graph
The following graph compares total stockholder returns of Westwood since December 31, 2019 with the total return of the Russell 2000 Index and the S&P U.S. BMI Asset Management & Custody Banks Index, a composite of various publicly-traded asset management companies.

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2019	2020	2021	2022	2023	2024
Westwood Holdings Group, Inc.	$100.00	$49.85	$65.80	$45.20	$53.70	$64.90	(35.10)%
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93	42.93%
S&P U.S. BMI Asset Management & Custody Banks Index	100.00	115.88	171.06	128.15	168.44	232.43	132.43%

The total return for our stock and for each index assumes $100 invested on December 31, 2019 in our common stock, the Russell 2000 Index, and the S&P U.S. BMI Asset Management & Custody Banks Index, including reinvestment of dividends.
The closing price of our common stock on the last trading day of the year ended December 31, 2024 was $14.51 per share. Historical stock price performance is not necessarily indicative of future price performance.
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
•our ability to maintain effective cybersecurity;
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
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $16.6 billion and AUA of approximately $1.0 billion at December 31, 2024. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
2024 Highlights
The following items were reported for the year ended December 31, 2024:
•Launched two new ETFs: Westwood Salient Enhanced Midstream Income ETF (MDST) and Westwood Salient Enhanced Energy Income ETF (WEEI).
•Entered a partnership with WEBs Investments Inc., a new firm to develop and launch innovative investment strategies for investors and advisors.
•AUM as of December 31, 2024 was $16.6 billion, 7% higher than December 31, 2023. Quarterly average AUM increased 9% to $16.3 billion for 2024 versus 2023, which contributed to a 6% increase in total revenue from 2023.
•Our SMidCap Value, Multi-Asset, Credit Opportunities, Real Estate Income, MLP SMA, MLP High Conviction and MLP & Energy Infrastructure strategies performed strongly by beating their primary benchmarks for the year.
•We paid $5.4 million of dividends to our common stockholders.
•Our financial position remains strong with liquid cash and investments of $44.6 million and no debt as of December 31, 2024.
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
Firm-wide Assets Under Management

Firm-wide assets under management of $17.6 billion at December 31, 2024 consisted of $16.6 billion of AUM and $1.0 billion of AUA.
AUM increased $1.1 billion, or 7%, to $16.6 billion at December 31, 2024 compared to $15.5 billion at December 31, 2023. Quarterly average AUM increased $1.4 billion, up 9%, to $16.3 billion compared with $15.0 billion for 2023. The increase in average AUM was primarily due to $1.9 billion of market appreciation in 2024.
AUM increased $0.7 billion, or 5%, to $15.5 billion at December 31, 2023 compared to $14.8 billion at December 31, 2022. Quarterly average AUM increased $1.9 billion, up 15%, to $15.0 billion compared with $13.1 billion for 2022. The increase in average AUM was primarily due to $2.0 billion of market appreciation in 2023.
The following table presents our AUM (in millions, except percentages):

	As of December 31,
	2024	Change	2023	Change	2022
Institutional(1)	$8,301	15%	$7,215	6%	$6,785
Wealth Management(2)	4,391	6%	4,140	13%	3,666
Mutual Funds(3)	3,915	(5)%	4,104	(5)%	4,328
Total AUM	$16,607	7%	$15,459	5%	$14,779

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

Roll-Forward of Assets Under Management

	Year Ended December 31, 2024
AUM (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$7,215	$4,140	$4,104	$15,459
Client flows:
Inflows	1,070	338	663	2,071
Outflows	(966)	(524)	(1,353)	(2,843)
Net client flows	104	(186)	(690)	(772)
Market appreciation (depreciation)	982	437	501	1,920
Net change	1,086	251	(189)	1,148
End of period assets	$8,301	$4,391	$3,915	$16,607
The increase in AUM for the year ended December 31, 2024 was due to market appreciation of $1.9 billion offset by net outflows of $0.8 billion. Net outflows were primarily related to our LargeCap Value and SmallCap Value strategies.

	Year Ended December 31, 2023
AUM (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets*	$6,968	$3,666	$4,145	$14,779
Client flows:
Inflows	360	446	814	1,620
Outflows	(936)	(615)	(1,347)	(2,898)
Net client flows	(576)	(169)	(533)	(1,278)
Market appreciation (depreciation)	823	643	492	1,958
Net change	247	474	(41)	680
End of period assets	$7,215	$4,140	$4,104	$15,459
* Certain assets under management acquired from Salient were reclassified from Mutual Funds to Institutional as of December 31, 2022 to be consistent with the classification of existing assets.
The increase in AUM for the year ended December 31, 2023 was due to market appreciation of $2.0 billion offset by net outflows of $1.3 billion. Net outflows were primarily related to our Income Opportunity, MLP & Energy Infrastructure, LargeCap Value and SmallCap Value strategies.

	Year Ended December 31, 2022
AUM (in millions)	Institutional	Wealth Management	Mutual Funds	Total
Beginning of period assets	$7,037	$4,420	$3,046	$14,503
Client flows:
Inflows	286	457	800	1,543
Outflows	(698)	(714)	(1,029)	(2,441)
Net client flows	(412)	(257)	(229)	(898)
Salient acquisition	788	—	1,873	2,661
Market appreciation (depreciation)	(628)	(497)	(362)	(1,487)
Net change	(252)	(754)	1,282	276
End of period assets	$6,785	$3,666	$4,328	$14,779

The increase in AUM for the year ended December 31, 2022 was due to $2.7 billion of AUM from the Salient Acquisition partially offset by market depreciation of $1.5 billion and net outflows of $0.9 billion. Net outflows were primarily related to our LargeCap Value, Income Opportunity and Enhanced Balanced strategies.
Roll-Forward of Assets Under Advisement
AUA has historically been disclosed in aggregate due to its relative insignificance to our business. Following our November 2022 acquisition of Salient's asset management business, AUA becane a more meaningful component of our business and accordingly, we will present AUA details from the year ended December 31, 2023 going forward:

	Years Ended December 31,
AUA (in millions)	2024	2023
Beginning of period assets	$1,079	$1,255
Inflows	105	160
Outflows	(316)	(400)
Net client flows	(211)	(240)
Market appreciation (depreciation)	92	64
Net change	(119)	(176)
End of period assets	$960	$1,079
Results of Operations

The following table and discussion of our results of operations is based upon data derived from our Consolidated Statements of Operations contained in our Consolidated Financial Statements and should be read in conjunction with these statements included elsewhere in this Report.

	Years ended December 31,
	(in thousands, except percentages)
	2024	Change	2023	Change	2022
Revenues:
Advisory fees:
Asset-based	$69,755	4%	$67,391	44%	$46,685
Performance-based	1,393	10	1,265	24	1,018
Trust fees	21,422	6	20,242	(7)	21,686
Trust performance-based fees	482	38	349	NM	—
Other revenues, net	1,669	213	534	(175)	(708)
Total revenues	94,721	6	89,781	31	68,681
Expenses:
Employee compensation and benefits	56,011	6	52,918	32	40,124
Sales and marketing	2,668	(11)	2,990	49	2,003
Westwood mutual funds	3,254	4	3,133	42	2,201
Information technology	9,662	—	9,650	25	7,719
Professional services	5,468	7	5,132	(4)	5,357
General and administrative	11,947	(5)	12,512	38	9,057
(Gain) loss from change in fair value of contingent consideration	4,881	(276)	(2,768)	NM	—
Acquisition expenses	—	NM	209	(97)	7,093
Total expenses	93,891	12	83,776	14	73,554
Net operating income (loss)	830	(86)	6,005	(223)	(4,873)
Net change in unrealized appreciation (depreciation) on private investments	—	NM	6	(100)	(1,495)
Net investment income	2,183	83	1,191	348	266
Other income	1,002	(84)	6,241	588	907
Income (loss) before income taxes	$4,015	(70)%	$13,443	(359)%	$(5,195)
Income tax provision	1,804	(37)	2,872	(607)	(567)
Net income (loss)	$2,211	(79)%	$10,571	(328)%	$(4,628)
Less: Income (loss) attributable to noncontrolling interest	(4)	(100)%	1,051	NM	—
Income (loss) attributable to Westwood Holdings Group, Inc.	$2,215	(77)%	$9,520	(306)%	$(4,628)
NM - Not meaningful
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Total Revenues. Total revenues increased $4.9 million, or 6%, to $94.7 million compared to $89.8 million for 2023. The increase was attributable to higher average assets under management.
Employee Compensation and Benefits. Employee compensation and benefits expenses increased primarily due to higher performance-related incentive compensation following increased AUM balances and additional headcount.
(Gain) loss from change in fair value of contingent consideration. We recorded a loss of $4.9 million upon the remeasurement of contingent consideration, payable in the first quarter of 2025 for the Salient Acquisition primarily, due to positive changes in growth projections following asset appreciation and asset flows in the period.

Provision for Income Taxes. The effective tax rate was 44.9% for 2024 compared to 23.2% for 2023. Our income tax rate differed from the 21% statutory tax rate due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date, along with the impact of state and local taxes.
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
Supplemental Financial Information
As supplemental information, we are providing non-GAAP performance measures that we refer to as Economic Earnings and Economic EPS. We provide these measures in addition to, not as a substitute for, Income (loss) attributable to Westwood Holdings Group, Inc. and earnings (loss) per share, which are reported on a GAAP basis. Our management and Board review Economic Earnings and Economic EPS to evaluate our ongoing performance, allocate resources, and review our dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP Income (loss) attributable to Westwood Holdings Group, Inc. or earnings (loss) per share, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without also considering financial information prepared in accordance with GAAP.
We define Economic Earnings as Income (loss) attributable to Westwood Holdings Group, Inc. plus non-cash equity-based compensation expense, impairment expense, amortization of intangible assets, currency translation adjustment reclassification and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. Although gains and losses from changes in the fair value of contingent consideration are non-cash, we do not add or subtract those back when calculating Economic Earnings because gains and losses on changes in the fair value of contingent consideration are considered regular following an acquisition. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
For the year ended December 31, 2024, our Economic Earnings decreased by 62% to $7.0 million compared with $18.3 million for the year ended December 31, 2023. 2024 Economic Earnings was impacted by higher revenues offset by losses from changes in the fair value of contingent consideration.

The following table provides a reconciliation of Income (loss) attributable to Westwood Holdings Group, Inc. to Economic Earnings:

	For the years ended December 31, (in thousands, except percentages and per share data)
	2024	Change	2023	Change	2022	Change	2021	Change	2020
Income (loss) attributable to Westwood Holdings Group, Inc.	$2,215	(77)%	$9,520	(306)%	$(4,628)	(147)%	$9,763	(209)%	$(8,947)
Stock-based compensation expense	5,537	(15)	6,518	9	6,001	3	5,834	(13)	6,701
Impairment expense	—	NM	—	NM	—	NM	—	NM	3,403
Intangible amortization	4,148	—	4,149	120	1,889	16	1,624	(6)	1,721
Currency translation adjustment reclassification	—	NM	—	NM	—	NM	—	NM	4,169
Tax benefit from goodwill amortization	340	(32)	500	66	302	27	237	—	237
Tax impact of adjustments to GAAP net income (loss)	(5,275)	125	(2,345)	160	(901)	(61)	(2,309)	(179)	2,922
Economic Earnings	$6,965	(62)%	$18,342	589%	$2,663	(82)%	$15,149	48%	$10,206
Economic Earnings per Share	$0.82	(64)%	$2.26	402%	$0.45	(80)%	$2.20	142%	$0.91

The following tables provide Economic Earnings by segment:

	For the years ended December 31, (in thousands, except percentages)
	2024	Change	2023	Change	2022	Change	2021	Change	2020
Advisory net income	$17,653	30%	$13,585	23%	$11,010	(34)%	$16,783	781%	$1,905
Stock-based compensation expense	3,762	(16)	4,456	16	3,847	15	3,347	5	3,199
Impairment expense	—	NM	—	NM	—	NM	—	NM	3,403
Intangible amortization	2,665	—	2,674	633	365	183	129	(37)	206
Tax benefit from goodwill amortization	104	(60)	262	NM	66	NM	—	NM	—
Tax impact of adjustments to GAAP net income	(3,500)	46	(2,404)	(38)	(3,865)	44	(2,679)	(177)	3,495
Economic Earnings	$20,684	11%	$18,573	63%	$11,423	(35)%	$17,580	44%	$12,208

	For the years ended December 31, (in thousands, except percentages)
	2024	Change	2023	Change	2022	Change	2021	Change	2020
Trust net income	$2,756	55%	$1,777	78%	$1,000	(82)%	$5,660	89%	$2,991
Stock-based compensation expense	74	(77)	326	(31)	471	(37)	743	(28)	1,027
Intangible amortization	1,359	—	1,359	(1)	1,379	—	1,378	(2)	1,413
Tax benefit from goodwill amortization	236	(1)	238	1	236	—	237	—	237
Tax impact of adjustments to GAAP net income	(780)	84	(424)	(46)	(779)	(27)	(1,060)	(147)	2,274
Economic Earnings	$3,645	11%	$3,276	42%	$2,307	(67)%	$6,958	(12)%	$7,942

	For the years ended December 31, (in thousands, except percentages)
	2024	Change	2023	Change	2022	Change	2021	Change	2020
Westwood Holdings net income (loss)	$(18,194)	211%	$(5,842)	(65)%	$(16,638)	31%	$(12,680)	(8)%	$(13,843)
Stock-based compensation expense	1,701	(2)	1,736	3	1,683	(3)	1,744	(30)	2,475
Intangible amortization	124	(15)	146	1	145	24	117	15	102
Currency translation adjustment reclassification	—	NM	—	NM	—	NM	—	NM	4,169
Tax impact of adjustments to GAAP net income (loss)	(995)	(320)	453	(88)	3,743	162	1,430	(150)	(2,847)
Economic Earnings	$(17,364)	395%	$(3,507)	(68)%	$(11,067)	18%	$(9,389)	(6)%	$(9,944)

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data (in thousands)	2024	2023
Cash and cash equivalents	$18,847	$20,422
Accounts receivable	14,453	14,394
Total liquid assets	$33,300	$34,816
Trading securities	$25,748	$32,674
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders or for deferred contingent consideration payments. We had no debt as of December 31, 2024 and 2023. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and liquid investments of $44.6 million and $53.1 million as of December 31, 2024 and 2023, respectively.
Westwood Trust is required by the Texas Finance Code to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million. Restricted capital is included in "Investments at fair value" in the accompanying Consolidated Balance Sheets. At December 31, 2024, Westwood Trust had approximately $11.9 million in excess of its minimum capital requirement.

	For the years ended December 31,
Cash Flow Data (in thousands)	2024	2023	2022
Operating cash flows	$21,122	$(1,185)	$51,490
Investing cash flows	(4,613)	4,112	(33,739)
Financing cash flows	(18,084)	(6,364)	(9,103)
During 2024, cash flow provided by operating activities was $21.1 million, compared to cash used in operating activities of $1.2 million during 2023 and cash provided by operating activities of $51.5 million during 2022. The increase of $22.3 million from 2023 to 2024 primarily reflected the net sales of investments in 2024 compared to net purchases of investments in 2023. The decrease of $52.7 million from 2022 to 2023 primarily reflected net sales of investments in 2022 to fund the Salient Acquisition.
Cash flow used in investing activities in 2024 primarily related to the purchases of strategic investments, compared to cash flow provided by investing activities in 2023 related to the receipt of life insurance proceeds offset by the Broadmark Acquisition. Cash flow used in investing activities in 2022 was primarily related to the Salient Acquisition.
Cash used in financing activities was $18.1 million in 2024 compared to $6.4 million and $9.1 million in 2023 and 2022, respectively. The change from 2023 to 2024 related to payments for contingent consideration for the Salient Acquisition and treasury stock purchases in 2024. The change from 2022 to 2023 primarily related to treasury stock purchases in 2022.
Our future liquidity and capital requirements will depend upon numerous factors, including results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Item 1A. Risk Factors” in this Report. We believe that current cash and liquid investment balances plus cash generated from operations will be sufficient to meet the operating and capital requirements of our ordinary business operations through at least the next twelve months, however there can be no assurance that we will not require additional financing within this time frame. Failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Cash Dividends
The following table summarizes dividends declared during 2024 and 2023:

2024 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 14, 2024 (1)	March 1, 2024	April 3, 2024	$0.15
May 1, 2024 (1)	June 3, 2024	July 1, 2024	$0.15
July 31, 2024 (1)	September 2, 2024	October 1, 2024	$0.15
October 30, 2024 (1)	December 2, 2024	January 3, 2025	$0.15
			$0.60
2023 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 15, 2023 (1)	March 1, 2023	April 3, 2023	$0.15
April 26, 2023 (1)	June 2, 2023	July 3, 2023	$0.15
August 2, 2023 (1)	September 1, 2023	October 2, 2023	$0.15
October 31, 2023 (1)	December 1, 2023	January 3, 2024	$0.15
			$0.60
(1) This dividend was treated for accounting purposes as a return of capital.
Contractual Obligations
Purchase commitments
Our purchase commitments primarily consist of outsourced information technology services, software licenses and commitments for financial research tools. As of December 31, 2024, our purchase commitments for the next five years and thereafter were as follows (in thousands):

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase commitments(1)	$15,685	$7,102	$6,307	$2,276	$—

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
Contingent Consideration
When an acquisition includes future contingent consideration on achieving certain milestones, the Company estimates the earn-out fair value using Monte Carlo simulation models. The Monte Carlo simulations considered assumptions including revenue volatility, risk free rates, discount rates and payment discount rates. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates or projected payment dates may result in higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date, and the fair value of the contingent consideration is remeasured at each subsequent reporting period with any change in fair value recognized as income or expense within the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, changes in growth projections, due to increases in AUM and AUA values, and volatility assumptions were the primary drivers of changes in our fair value estimates.
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
The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analyses performed in 2024, we concluded that there were no changes that were reasonably likely to cause the fair value of the Advisory and Trust reporting units to be less than those reporting unit's carrying values, and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.

The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference.
We completed our most recent annual goodwill impairment assessment during the third quarter of 2024 and determined that no goodwill impairment related to the Advisory or Trust segment was required. There was no goodwill impairment for either segment during the years ended December 31, 2024, 2023 or 2022.
Accounting for Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the reported amounts on the Consolidated Financial Statements. We include penalties and interest on income-based taxes, if any, in the “General and administrative” line on our Consolidated Statements of Operations.
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
Securities Markets and Interest Rates
The value of AUM and AUA is affected by fluctuations in securities markets and changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of AUM and AUA, our revenues may be adversely affected by a decline in the prices of securities or changing interest rates. A hypothetical 10% decrease in our average AUM and AUA during the year ended December 31, 2024 would have reduced our reported consolidated total revenue by approximately $9 million.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2024, Westwood’s internal control over financial reporting is effective based on those criteria.
Westwood is not required to, nor did it, engage an independent registered public accounting firm to issue an audit report on our assessment of Westwood's internal control over financial reporting.

By:	/s/ Brian O. Casey
Brian O. Casey, Chief Executive Officer

/s/ Murray Forbes III
Murray Forbes III, Chief Financial Officer & Treasurer
March 5, 2025
Dallas, Texas

Item 9B.    Other Information.
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is, or will be, set forth in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
The Company has adopted an insider trading policy governing the purchase, sale and other disposition of the Company’s securities by its directors, officers and employees, and by the Company itself. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange listing standards. A copy of the Westwood Holdings Group, Inc. Amended and Restated Insider Trading Policy is filed as Exhibit 19 to this Report.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information as of December 31, 2024 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Tenth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, which is our only equity compensation plan in effect at that time. The material terms of this plan were approved by our stockholders and are discussed in Note 8 “Employee Benefits” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data."

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	829,000	(1)
(1) 829,000 shares are available under our Tenth Amended and Restated Stock Incentive Plan.
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
Dated: March 5, 2025
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
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition for advisory and trust revenues
As described in Note 4 to the consolidated financial statements, during the year ended December 31, 2024, the Company recognized $69.8 million and $21.4 million of advisory and trust revenues, respectively, excluding performance-based fees. Advisory and trust fees are typically calculated based on a percentage of assets under management ("AUM") and assets under advisement ("AUA") and are recognized as services are rendered. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or are based on a daily or monthly analysis of AUM for the stated period. Trust fees for most of the Company’s trust clients are calculated quarterly in arrears, based on a daily average of AUM for the quarter, or monthly, based on the month-end value of AUM, and are paid monthly and quarterly in arrears.
We identified the auditing of the recognition of advisory and trust revenues as a critical audit matter. Auditing advisory and trust revenues involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

2

The primary procedures we performed to address this critical audit matter included:
•Evaluating the amount of advisory and trust revenues recognized by performing substantive analytical procedures, which includes developing expectations of advisory and trust revenues based on the Company’s advisory and trust rates, by quarter, and the average AUM and AUA balances, and comparing the expectations to the amount of revenues recorded by the Company.
•Testing the completeness and accuracy of the data used to calculate the Company’s advisory and trust rates, by quarter, and the average AUM and AUA balances, by selecting a sample of advisory and trust accounts, and (i) obtaining the investment advisory agreements and agreeing the rates used in the calculations to the respective agreements, (ii) testing the completeness of AUM and AUA data by reconciling the priced securities positions to third party statements, (iii) testing the accuracy of AUM and AUA data by comparing the pricing of the securities positions within the AUM and AUA to market data.
We have served as the Company's auditor since 2022.

/s/	BDO USA, P.C.
Dallas, Texas
March 5, 2025
3

 WESTWOOD HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values and share amounts)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$18,847	$20,422
Accounts receivable	14,453	14,394
Investments at fair value (amortized cost of $26,788 and $32,982)	27,694	32,915
Investments under measurement alternative	10,747	7,247
Equity method investments	4,250	4,284
Income taxes receivable	295	205
Other assets	6,780	5,553
Goodwill	39,501	39,501
Deferred income taxes	2,244	726
Operating lease right-of-use assets	2,559	3,673
Intangible assets, net	21,668	24,803
Property and equipment, net of accumulated depreciation of $8,424 and $10,078	951	1,444
Total assets	$149,989	$155,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$6,413	$6,130
Dividends payable	2,466	2,367
Compensation and benefits payable	10,924	9,539
Operating lease liabilities	3,197	4,552
Contingent consideration	4,657	10,133
Total liabilities	27,657	32,721
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,137,080 and 11,856,737, respectively and outstanding 9,234,575 and 9,140,760, respectively	122	119
Additional paid-in capital	202,239	201,622
Treasury stock, at cost – 2,902,505 and 2,715,977, respectively	(88,277)	(85,990)
Retained earnings	6,207	4,650
Total Westwood Holdings Group, Inc. stockholders’ equity	120,291	120,401
Noncontrolling interest in consolidated subsidiary	2,041	2,045
Total equity	122,332	122,446
Total liabilities and stockholders’ equity	$149,989	$155,167
4

WESTWOOD HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	Years ended December 31,
	2024	2023	2022
Revenues:
Advisory fees:
Asset-based	$69,755	$67,391	$46,685
Performance-based	1,393	1,265	1,018
Trust fees	21,422	20,242	21,686
Trust performance-based	482	349	—
Other, net	1,669	534	(708)
Total revenues	94,721	89,781	68,681
Expenses:
Employee compensation and benefits	56,011	52,918	40,124
Sales and marketing	2,668	2,990	2,003
Westwood mutual funds	3,254	3,133	2,201
Information technology	9,662	9,650	7,719
Professional services	5,468	5,132	5,357
General and administrative	11,947	12,512	9,057
(Gain) loss from change in fair value of contingent consideration	4,881	(2,768)	—
Acquisition expense	—	209	7,093
Total expenses	93,891	83,776	73,554
Net operating income (loss)	830	6,005	(4,873)
Net change in unrealized appreciation (depreciation) on private investments	—	6	(1,495)
Net investment income	2,183	1,191	266
Other income	1,002	6,241	907
Income (loss) before income taxes	4,015	13,443	(5,195)
Provision for income taxes	1,804	2,872	(567)
Net income (loss)	$2,211	$10,571	$(4,628)
Less: income (loss) attributable to noncontrolling interest	(4)	1,051	—
Income (loss) attributable to Westwood Holdings Group, Inc.	$2,215	$9,520	$(4,628)

Earnings (loss) per share:
Basic	$0.27	$1.20	$(0.59)
Diluted	$0.26	$1.17	$(0.59)
Weighted average shares outstanding:
Basic	8,163,465	7,964,423	7,844,363
Diluted	8,515,779	8,112,139	7,844,363

See Notes to Consolidated Financial Statements.

5

WESTWOOD HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
BALANCE, December 31, 2021	8,253,491	$107	$195,187	$(81,750)	$4,362	$—	$117,906
Net loss	—	—	—	—	(4,628)	—	(4,628)
Issuance of restricted stock, net of forfeitures	868,900	8	(8)	—	—		—
Stock-based compensation expense	—	—	6,001	—	—	—	6,001
Return of capital ($0.15 per share)	—	—	(1,166)	—	—	—	(1,166)
Dividends declared ($0.45 per share), net of forfeitures	—	—	—	—	(3,987)	—	(3,987)
Purchases of treasury stock	(205,521)	—	—	(2,851)	—	—	(2,851)
Issuance of treasury stock under employee stock plans	2,564	—	(100)	100	—	—	—
Restricted stock returned for payment of taxes	(37,603)	—		(627)	—	—	(627)
BALANCE, December 31, 2022	8,881,831	$115	$199,914	$(85,128)	$(4,253)	$—	$110,648
Net income	—	—	—	—	9,520	1,051	10,571
Acquisition	—	—	—	—	—	994	994
Issuance of restricted stock, net of forfeitures	329,194	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	6,518	—	—	—	6,518
Return of capital ($0.60 per share)	—	—	(4,806)	—	—	—	(4,806)
Dividends declared, net of forfeitures	—	—	—	—	(617)	—	(617)
Restricted stock returned for payment of taxes	(70,265)	—	—	(862)	—	—	(862)
BALANCE, December 31, 2023	9,140,760	$119	$201,622	$(85,990)	$4,650	$2,045	$122,446
Net income (loss)	—	—	—	—	2,215	(4)	2,211
Issuance of restricted stock, net of forfeitures	280,342	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	5,537	—	—	—	5,537
Return of capital ($0.60 per share)	—	—	(4,917)	—	—	—	(4,917)
Dividends declared, net of forfeitures	—	—	—	—	(658)	—	(658)
Purchases of treasury stock	(108,225)	—	—	(1,348)	—	—	(1,348)
Restricted stock returned for payment of taxes	(78,302)	—	—	(939)	—	—	(939)
BALANCE, December 31, 2024	9,234,575	$122	$202,239	$(88,277)	$6,207	$2,041	$122,332
See Notes to Consolidated Financial Statements.

6

WESTWOOD HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,211	$10,571	$(4,628)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	602	670	687
Amortization of intangible assets	4,148	4,149	1,889
Net change in unrealized (appreciation) depreciation on investments	(790)	(839)	2,136
Stock-based compensation expense	5,537	6,518	6,001
Deferred income taxes	(1,518)	1,036	(916)
Non-cash lease expense	1,115	1,103	1,110
Loss on asset disposition	—	69	—
Gain on remeasurement of lease liabilities	—	(119)	—
Fair value change of contingent consideration	4,881	(2,768)	—
Gain on insurance settlement	—	(5,000)	—
Changes in operating assets and liabilities:
Net (purchases) sales of investments – investments at fair value	6,046	(16,609)	48,977
Accounts receivable	(59)	135	(313)
Other assets	(1,227)	660	(1,842)
Accounts payable and accrued liabilities	283	(447)	1,251
Compensation and benefits payable	1,385	851	(861)
Income taxes receivable	(90)	241	(687)
Operating lease liabilities	(1,402)	(1,406)	(1,314)
Net cash provided by (used in) operating activities	21,122	(1,185)	51,490
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(741)	(33,419)
Insurance settlement proceeds	—	5,000	—
Purchases of investments	(3,500)	—	—
Purchases of property and equipment	(109)	(147)	(320)
Additions to internally developed software	(1,004)	—	—
Net cash (used in) provided by investing activities	(4,613)	4,112	(33,739)
Cash flows from financing activities:
Purchases of treasury stock	(1,348)	—	(2,851)
Restricted stock returned for payment of taxes	(939)	(862)	(627)
Payment of contingent consideration in acquisition	(10,357)	—	—
Cash dividends	(5,440)	(5,502)	(5,625)
Net cash used in financing activities	(18,084)	(6,364)	(9,103)
Effect of currency rate changes on cash	—	—	5
Net (decrease) increase in cash and cash equivalents	(1,575)	(3,437)	8,653
Cash and cash equivalents, beginning of year	20,422	23,859	15,206
Cash and cash equivalents, end of year	$18,847	$20,422	$23,859
Supplemental cash flow information:
Cash paid during the year for income taxes	$3,431	$1,594	$1,858
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$173	$1,217
Accrued dividends	$2,466	$2,368	$2,446
Acquired contingent consideration	$—	$—	$12,901

See Notes to Consolidated Financial Statements.
7

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS:
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C., Salient Advisors, L.P. ("Salient Advisors"), Broadmark Asset Management LLC ("Broadmark") and Salient Capital L.P. ("SCLP"), (referred to hereinafter together as “Westwood Management”), and Westwood Trust.
Westwood Management provides investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds (“CTFs”) to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management ("AUM") and assets under advisement ("AUA"), and fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Westwood Management is registered with the Securities and Exchange Commission ("SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended. Westwood Trust is chartered and regulated by the Texas Department of Banking.
Acquisition of Broadmark Asset Management LLC
We acquired a 48% interest in Broadmark via the Salient Acquisition. In January 2023 we acquired an additional 32% interest in Broadmark for $1.2 million (net of cash acquired), increasing our ownership of Broadmark to approximately 80%, which represents a controlling interest for financial statement consolidation purposes (the "Broadmark Acquisition"). Broadmark is a San Francisco-based RIA managing and/or sub-advising mutual funds, retail and institutional separately-managed accounts.
Acquisition of Controlling Interest in Asset Management Business of Salient Partners, L.P.
In 2022 we completed our acquisition (the "Salient Acquisition") of the asset management business of Salient Partners, L.P., a Delaware limited partnership (“Salient Partners”).
Salient Partners was a Houston-based real asset and investment firm that offered a suite of strategies focused on energy and infrastructure, real estate and tactical alternative investments. Westwood purchased substantially all of the properties, rights and assets and assumed certain liabilities of Salient Partners. Westwood acquired Salient Partners’ four distinct investment capabilities: Energy Infrastructure, Tactical Absolute Return, Real Estate, and Private Investments.
As part of the Salient Acquisition, we also acquired SCLP and Salient Advisors. SCLP is an SEC-registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member and serves as a sub-placement agent for private placements. Salient Advisors is an SEC registered investment adviser, a Commodity Futures Trading Commission ("CFTC") registered Commodity Pool Operator ("CPO") and a National Futures Association ("NFA") member. Salient Advisors is an advisor to the Westwood Salient Tactical Plus Fund, which is subadvised by Broadmark.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
The Consolidated Balance Sheets have been reclassified to unclassified balance sheets to better reflect the nature of the Company’s operations. Prior year amounts have been reclassified for consistency with the current year presentation.
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
8

WESTWOOD HOLDINGS GROUP, INC.
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
We evaluated (i) our relationship as sponsor of the Common Trust Funds ("CTFs") and managing member of the private equity funds Westwood Hospitality, Westwood Technology Opportunities Fund I, LP, Westwood Energy Secondaries I and Westwood Energy Secondaries II (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud Inc. ("InvestCloud"), Vista, Zarvona Energy Fund GP, Zarvona Energy Fund II-A, Westwood Engineered Beta ("WEBs") and the TXSE Group Inc. ("TXSE") as discussed in Note 6 “Investments” to determine whether each of these entities is a variable interest entity ("VIE") or voting ownership entity (“VOE”).
Based on our analyses, we determined that the CTFs, Private Funds, Zarvona Energy Fund II-A and WEBs were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and, while the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs, the Company is not exposed to a majority of the economics of those entities and does not qualify as primary beneficiaries for those entities. We have not consolidated our investments in those entities for the periods ending December 31, 2024 and 2023.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista, Zarvona Energy Fund GP and TXSE (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities, we have not consolidated our investments in those entities for the periods ending December 31, 2024 and 2023.
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
Accounts Receivable
Accounts receivable represents balances arising from services provided to customers and are recorded on an accrual basis, net of any allowance for credit losses. Accounts receivable are written off when they are determined to be uncollectible. Any allowance for credit losses is estimated based on the Company’s historical amounts written off, existing conditions in the industry, and the financial stability of the customer. The majority of our accounts receivable balances consist of advisory and trust fees receivable from customers that we believe are, and have experienced to be, fully collectible. Accordingly, our Consolidated Financial Statements include neither an allowance for credit losses, nor provision for credit losses.
9

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
Investments that are measured at fair market value are classified as "Investments at fair value" and are carried at quoted market values on the accompanying Consolidated Balance Sheets. Net unrealized holding gains or losses on investments classified as trading securities are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.
For an investment without a readily determinable fair value, the Company has elected to apply the measurement alternative of cost minus impairment, if any, adjusted for any observable price changes in orderly transactions for these investments. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee's historical and forecasted performance.
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
Our investments in InvestCloud, Vista, WEBs and the TXSE Group Inc. ("TXSE") are measured at cost minus impairment, if any, adjusted for any observable price changes in orderly transactions for these investments.
Our investments in Westwood Hospitality and Westwood Energy Secondaries are measured at fair value using NAV as a practical expedient.
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
We completed our most recent annual goodwill impairment assessment during the third quarter of 2024, and determined that no goodwill impairment related to the Advisory and Trust segments was required. There was no goodwill impairment in either segment during the years ended December 31, 2024, 2023 or 2022.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation of furniture and equipment is provided over the estimated useful lives of the assets (from 3 to 7 years), and depreciation on leasehold improvements is provided over the lesser of the estimated useful life or lease term using the straight-line method. We capitalize leasehold
10

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements, furniture and fixtures, computer hardware and most office equipment purchases. We include depreciation in the “General and administrative” line on our Consolidated Statements of Operations.
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues such as gains and losses from our seed money investments into net investment strategies. The "Other, net” revenues on our Consolidated Statements of Operations are the unrealized gains and losses on our seed money investments, and our seed money investments are included in "Investments at fair value" on our Consolidated Balance Sheets. Our seed money investments were $3.0 million at December 31, 2024 and 2023, respectively. Advisory and Trust fees are calculated based on a percentage of AUM and AUA, and the performance obligation is realized over the then-current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.
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
Stock-Based Compensation
We have issued restricted stock to certain U.S. employees and members of our Board of Directors (the "Board") in accordance with our Tenth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”).
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
We account for uncertain tax positions by recognizing the impact of a tax position in our Consolidated Financial Statements when we believe it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authority based on the merits of the position. We include penalties and interest on income-based taxes, if any, in the “General and administrative” line on our Consolidated Statements of Operations. See Note 9 “Income Taxes.”
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
11

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Expenses associated with operating leases are recorded in “General and administrative” expenses on our Consolidated Statements of Operations. Short-term leases with a term of 12 months or less are not capitalized.
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
When an acquisition includes future contingent consideration on achieving certain milestones, the Company estimates the earn-out fair value using Monte Carlo simulation models. The Monte Carlo simulations considered assumptions including revenue volatility, risk free rates, discount rates and payment discount rates. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates or projected payment dates may result in higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date, and the fair value of the contingent consideration is remeasured at each subsequent reporting period with any change in fair value recognized as income or expense within the Consolidated Statements of Operations. Contingent consideration payments, to the extent they relate to the estimated contingent consideration as of the date of acquisition, are classified within financing activities in the Consolidated Statements of Cash Flows. Contingent consideration payments in excess of the acquisition date contingent consideration liability are classified within operating activities.
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
The Company’s proportionate share of the net income or loss of equity method investments is included in "Other income" on the Consolidated Statements of Operations, and any dividends received reduce the carrying value of the investment.
Recent Accounting Pronouncements
Segment Reporting
12

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an entity to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the Chief Operating Decision Maker. This ASU does not change how an entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. We adopted this standard for the fiscal year 2024. See Note 5 "Segment Reporting" for our updated presentation.
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
Income Statement Reporting
In November 2024, The FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are in the process of analyzing the impact of this ASU on our consolidated financial statements.
3. BUSINESS COMBINATIONS
Broadmark
Westwood completed the Broadmark Acquisition in January 2023, increasing the Company's investment by approximately 32%, to 80%, giving Westwood a controlling interest and requiring an allocation of the Broadmark Acquisition purchase price. The total consideration recorded for accounting purposes consisted of $1.2 million in cash (net of cash acquired).
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
13

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
At the time of the Broadmark Acquisition, the Company believed that its expanded operational opportunities, enhanced range of investment strategies and expected realization of synergies were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. Goodwill arising from the Broadmark Acquisition will not be deductible for tax purposes.
For the year ended December 31, 2023, the Company has included $4.4 million of revenue and $4.1 million of net income related to Broadmark in its Consolidated Statements of Operations.
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
Salient
Westwood completed the Salient Acquisition on November 18, 2022. The total consideration recorded for accounting purposes consisted of (i) $33.4 million in cash (net of cash acquired) and (ii) estimated contingent consideration of $12.9 million. For the year ended December 31, 2022, the Company included $3.1 million of revenue and $0.1 million of net loss related to Salient in its Consolidated Statements of Operations.
Salient Acquisition Contingent Consideration
As part of the Salient Acquisition, the Company agreed to pay additional consideration based on specified financial milestones being met in 2024 and 2025. In the year ended December 31, 2024, the Company paid contingent consideration of $10.4 million for the revenue retention earn-out. Additional amounts earned will be paid in 2025 and are recorded as a liability on the Consolidated Balance Sheets.
The contingent consideration liability is classified as Level 3 in the fair value hierarchy and revalued quarterly. See Note 7, "Fair Value Measurements," for additional information related to the fair value measurement of the contingent consideration.
Pro Forma Financial Information
14

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma results of operations for the twelve months ended December 31, 2022 assume the Salient Acquisition had occurred on January 1, 2021, after giving effect to acquisition accounting adjustments relating to amortization of the valued intangible assets and to record additional compensation costs related to restricted stock granted as a result of the acquisition. These unaudited pro forma results exclude one-time, non-recurring costs related to the acquisition, including $7.1 million of acquisition expenses in 2022. This unaudited pro forma information should not be relied upon as being necessarily indicative of the historical results that would have been obtained if the Salient Acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

(in thousands)	Year Ended December 31, 2022
Total revenues	$95,094
Net loss	$(2,310)

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
Revenue Disaggregated
15

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales taxes are excluded from revenues. The following table presents our revenue disaggregated by account type (in thousands).

	Year Ended December 31,
	2024	2023	2022
Advisory Fees:
Institutional	$39,967	$37,738	$26,653
Mutual Funds	28,980	29,745	20,245
Wealth Management	2,201	1,172	805
Trust Fees	21,904	20,592	21,686
Other	1,669	534	(708)
Total revenues	$94,721	$89,781	$68,681

The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Year Ended December 31, 2024	Advisory	Trust	Performance-based	Other	Total
Canada	$1,017	$—	$—	$—	$1,017
U.S.	68,738	21,422	1,875	1,669	93,704
Total	$69,755	$21,422	$1,875	$1,669	$94,721

Year Ended December 31, 2023	Advisory	Trust	Performance-based	Other	Total
Canada	$1,105	$—	$—	$—	$1,105
U.S.	66,286	20,242	1,614	534	88,676
Total	$67,391	$20,242	$1,614	$534	$89,781

Year Ended December 31, 2022	Advisory	Trust	Performance-based	Other	Total
Canada	$1,171	$—	$—	$—	$1,171
U.S.	45,514	21,686	1,018	(708)	67,510
Total	$46,685	$21,686	$1,018	$(708)	$68,681

5. SEGMENT REPORTING:
We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management uses to review the financial information for operational decision-making purposes.
The Company adopted ASU 2023-07 during the year ended December 31, 2024. The Company's Chief Operating Decision Maker ("CODM"), our Chief Executive Officer, evaluates the performance of our segments based primarily on fee revenues.
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
Advisory
Our Advisory segment provides investment advisory services to (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals, (ii) sub-advisory relationships where Westwood provides investment management services to the Westwood Funds®, funds offered by other financial institutions and funds offered by our Trust segment and (iii) pooled investment vehicles, including collective investment trusts. Westwood Management provides investment advisory services to similar clients, which are included in our Advisory segment.
Trust
Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.
16

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Year Ended December 31, 2024
Revenues:
Net fee revenues from external sources	$71,148	$21,904	$—	$—	$93,052
Net intersegment revenues	5,959	186	—	(6,145)	—
Other revenue	1,669	—	—	—	1,669
Total revenues	78,776	22,090	—	(6,145)	94,721
Interest income	$1,146	$490	$—	$—	$1,636
Net income (loss)	$17,605	$2,751	$(18,124)	$(21)	$2,211
Segment assets	$309,418	$46,438	$14,516	$(220,383)	$149,989
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity method investments	$4,250	$—	$—	$—	$4,250
Expenditures for long-lived assets	$15	$75	$19	$—	$109

Year Ended December 31, 2023
Revenues:
Net fee revenues from external sources	$68,656	$20,591	$—	$—	$89,247
Net intersegment revenues	6,270	279	—	(6,549)	—
Other revenue	534	—	—	—	534
Total revenues	75,460	20,870	—	(6,549)	89,781
Interest income	$518	$342	$—	$—	$860
Net income (loss)	$14,636	$1,776	$(5,841)	$—	$10,571
Segment assets	$285,179	$46,754	$14,256	$(191,022)	$155,167
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity method investments	$4,284	$—	$—	$—	$4,284
Expenditures for long-lived assets	$135	$94	$(82)	$—	$147

Year Ended December 31, 2022
Revenues:
Net fee revenues from external sources	$47,703	$21,686	$—	$—	$69,389
Net intersegment revenues	2,080	336	—	(2,416)	—
Other revenue	(708)	—	—	—	(708)
Total revenues	49,075	22,022	—	(2,416)	68,681
Interest income	$301	$113	$—	$—	$414
Net income (loss)	$11,062	$1,005	$(16,695)	$—	$(4,628)
Segment assets	$283,027	$53,644	$30,308	$(220,552)	$146,427
Segment goodwill	$19,331	$16,401	$—	$—	$35,732
Segment equity method investments	$6,574	$—	$—	$—	$6,574
Expenditures for long-lived assets	$137	$84	$99	$—	$320

Geographical information
Refer to Note 4, “Revenue” for our revenue disaggregated by our clients' geographical locations. As of December 31, 2024 and 2023, all of our property and equipment was in the United States.
6. INVESTMENTS:
Our investments consist of the following (in thousands):
17

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2024	2023
Investments at fair value	$27,694	$32,915
Investments under measurement alternative	10,747	7,247
Equity method investments	4,250	4,284
Total investments	$42,691	$44,446
Investments at Fair Value
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
U.S. Government securities	$15,859	$263	$(66)	$16,056
Money market funds	7,629	174	—	7,803
Equity funds	1,432	318	(132)	1,618
Equities	183	69	(108)	144
Exchange-traded bond funds	129	—	(2)	127
Total trading securities	$25,232	$824	$(308)	$25,748
Private investment funds	1,556	402	(12)	1,946
Total investments carried at fair value	$26,788	$1,226	$(320)	$27,694

December 31, 2023:
U.S. Government securities	$22,522	$14	$(75)	$22,461
Money market funds	5,367	111	—	5,478
Equity funds	4,295	195	(260)	4,230
Equities	381	—	(24)	357
Exchange-traded bond funds	152	—	(4)	148
Total trading securities	$32,717	$320	$(363)	$32,674
Private investment fund	265	7	(31)	241
Total investments carried at fair value	$32,982	$327	$(394)	$32,915
Investments Under Measurement Alternative
Our investments in InvestCloud, Vista, WEBs and TXSE represent equity interests in private companies without readily determinable fair values. The Company has elected to apply the measurement alternative of cost minus impairment, if any, adjusted for any observable price changes in orderly transactions for these investments. The acquisition cost of WEBs is allocated using the relative fair value method between preferred stock and a call option. No impairments of these investments were recorded during the years ended December 31, 2024, 2023 or 2022. Balances are shown below (in thousands):

	As of December 31,
	2024	2023
InvestCloud	$4,455	$4,455
Vista	2,792	2,792
WEBs - preferred stock	1,799	—
WEBs - call option	201	—
TXSE	1,500	—
Total investments under measurement alternative	$10,747	$7,247
Equity Method Investments
18

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These investments represent ownership interests in non-controlled partnerships and are measured based on our share of the net earnings or losses of the investee. Investment balances are included in “Equity method investments” on our Consolidated Balance Sheets and income and expenses are included in our Consolidated Statements of Operations under "Other income." Balances are shown below (in thousands):

	December 31, 2024		December 31, 2023
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP , L.P .	$3,524	50.0%	$3,565	50.0%
Zarvona Energy Fund II-A, L.P .	707	0.5%	700	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total equity method investments	$4,250		$4,284

The following amounts represent income from all investments, except for income tax amounts and equity method investments, and are included in our Consolidated Statements of Operations under the headings “Other revenues, net," "Net change in unrealized appreciation (depreciation) on private investments," or "Net investment income (loss)" (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Realized gains	$172	$73	$1
Realized losses	(4)	(190)	(363)
Net realized gains (losses)	$168	$(117)	$(362)
Income tax expense from gains (losses)	$35	$(25)	$(76)
Interest income – trading	$793	$640	$414
Dividend income	$147	$61	$90
Unrealized gains/(losses)	$973	$1,425	$(2,131)

7. FAIR VALUE MEASUREMENTS:
ASC 820 defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets and liabilities
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – unobservable inputs where there is little or no market activity
Our investments in InvestCloud, Vista, WEBs and TXSE, discussed in Note 6 "Investments" are excluded from the recurring fair value table shown below, as we have elected to apply the measurement alternative for those investments.
19

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV (1)	Total
As of December 31, 2024
Investments in trading securities	$25,748	$—	$—	$—	$25,748
Private investment funds	—	—	—	1,946	1,946
Total assets measured at fair value	$25,748	$—	$—	$1,946	$27,694
Salient Acquisition contingent consideration	$—	$—	$4,657	$—	$4,657
Total liabilities measured at fair value	$—	$—	$4,657	$—	$4,657

As of December 31, 2023
Investments in trading securities	$32,674	$—	$—	$—	$32,674
Private investment fund	—	—	—	241	241
Total assets measured at fair value	$32,674	$—	$—	$241	$32,915
Salient Acquisition contingent consideration	$—	$—	$10,133	$—	$10,133
Total liabilities measured at fair value	$—	$—	$10,133	$—	$10,133
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

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Years ended December 31,
	2024	2023
Beginning balance	$10,133	$12,901
Payments	(10,357)	—
Total (gains) losses included in earnings	4,881	(2,768)
Ending balance	$4,657	$10,133

The December 31, 2024 contingent consideration fair value of $4.7 million was valued based upon updated revenues, revenue growth projections and financial inputs.
The fair value of contingent consideration related to the revenue retention earn-out is based on a remaining final payment.
The fair value of contingent consideration related to the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement. The following table represents the range of the unobservable inputs utilized in the December 31, 2024 fair value measurement of the growth earn-out contingent consideration classified as level 3:

		Range
Earn-out	Unobservable Input	Low	High	Weighted Average Rate
Growth earn-out	Discount rate	7.0%	7.5%	7.25%
	Volatility	1.9%	11.9%	6.90%

20

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. EMPLOYEE BENEFITS:
Restricted Stock Awards
We have issued restricted shares to certain employees and non-employee directors. The Tenth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan ("the Plan") reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In May 2024, stockholders approved an additional 500,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 6,748,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At December 31, 2024, approximately 829,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2024	2023	2022
Service condition restricted stock expense	$5,537	$6,479	$5,729
Performance-based restricted stock expense	—	39	272
Total stock-based compensation expense	$5,537	$6,518	$6,001
Total income tax benefit recognized related to stock-based compensation	$872	$714	$672
Restricted Stock
Under the Plan, we have granted to certain employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions. As of December 31, 2024, there was approximately $7.1 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 1.9 years. In order to satisfy tax liabilities that employees will owe on shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs to cover minimum tax withholding requirements. We withheld 78,302 shares in 2024 for this purpose. Our restricted stock grants subject only to a service condition are discussed below. Restricted stock subject to service and performance conditions are not discussed as the activity in the years ended December 31, 2024, 2023 and 2022 was insignificant.
Restricted Stock Subject Only to a Service Condition
For the years ended December 31, 2024, 2023 and 2022, we granted restricted stock to certain employees and non-employee directors. Employee shares generally vest over three years and director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period.
The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2024	1,132,861	$12.94
Granted	328,489	12.05
Vested	(342,019)	15.73
Forfeited	(48,146)	12.96
Non-vested, December 31, 2024	1,071,185	$11.77

21

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2024	2023	2022
Weighted-average grant date fair value	$12.05	$12.26	$13.26
Fair value of shares vested (in thousands)	$5,380	$6,081	$5,278
Mutual Fund Share Incentive Awards
We may grant mutual fund incentive awards, which are annual bonus awards based on our mutual funds achieving specific performance goals, to specific employees. Awards granted are notionally credited to a participant account maintained by us that contains a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account. We maintain the award in a corporate investment account until vesting. The investment may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. We account for these awards similarly to stock-based compensation awards. As of December 31, 2024 and 2023, approximately $0.8 million and $2.0 million, respectively, of unvested mutual fund awards was included under "Investments at fair value" on our Consolidated Balance Sheets.
Awards vest after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award. During the year in which the amount of the award is determined, we record expense based on its expected value. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the years ended December 31, 2024, 2023 and 2022, we recorded expense of $0.5 million, $0.7 million and $0.6 million, respectively, related to mutual fund share incentive awards. As of December 31, 2024 and 2023, approximately $0.6 million and $1.5 million, respectively, of mutual funds award liability was included under "Compensation and benefits payable" on our Consolidated Balance Sheets.
Benefit Plans
Westwood has a defined contribution and profit-sharing plan that was established in July 2002 and covers substantially all employees. Discretionary employer profit-sharing contributions become fully vested after four years of service by the participant. For U.S. employees, Westwood provides a 401(k) match of up to 6% of eligible compensation and contributions vest immediately.
The following table displays our profit-sharing and retirement plan contributions for the periods presented (in thousands):

	Years ended December 31,
	2024	2023	2022
Profit-sharing contributions, net	$—	$—	$13
Retirement plan matching contributions	1,737	1,616	1,295

9. INCOME TAXES:
Income Tax Provision
Income (loss) before income taxes by jurisdiction was as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
U.S.	$4,024	$12,419	$(5,112)
Canada	(5)	(27)	(83)
Total	$4,019	$12,392	$(5,195)

22

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 21% to income before income taxes. The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands).

	Years ended December 31,
	2024		2023		2022
Income tax provision computed at US federal statutory rate	$844	21.0%	$2,603	21.0%	$(1,091)	21.0%
Canadian rate differential	—	—	—	—	87	(1.7)
State and local income taxes, net of federal income taxes	359	8.9	349	2.8	128	(2.5)
Stock-based compensation	158	3.9	452	3.6	319	(6.1)
Other permanent items	153	3.8	—	—	—	—
Compensation subject to Section 162(m)	185	4.6	—	—	—	—
Other, net	105	2.7	(532)	(4.2)	(10)	0.2
Provision for income taxes	$1,804	44.9%	$2,872	23.2%	$(567)	10.9%
Effective income tax rate	44.9%		23.2%		10.9%

We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Operations. Penalties and interest were insignificant for the years ended December 31, 2024, 2023 and 2022.
Income tax provision as set forth in the Consolidated Statements of Operations consisted of the following components (in thousands):

	Years ended December 31,
	2024	2023	2022
Current taxes:
U.S. Federal	$2,664	$1,370	$14
State and local	658	466	237
Foreign	—	—	98
Total current taxes	3,322	1,836	349
Deferred taxes:
U.S. Federal	(1,359)	1,014	(888)
State and local	(159)	22	(44)
Foreign	—	—	16
Total deferred taxes	(1,518)	1,036	(916)
Total income tax provision	$1,804	$2,872	$(567)

Deferred Income Taxes
23

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	As of December 31,
	2024	2023
Deferred tax assets:
Stock-based compensation expense	$1,156	$1,160
Operating lease liabilities	735	1,039
Compensation and benefits payable	1,867	1,465
Accrued contingent consideration	490	—
Deferred compensation	468	464
Acquisition expenses	885	876
Other	91	—
Total deferred tax assets	5,692	5,004
Deferred tax liabilities:
Property and equipment	(36)	(160)
Intangibles	(2,137)	(1,917)
Unrealized gains on investments	(642)	(614)
Operating lease right-of-use assets	(633)	(915)
Contingent consideration	—	(636)
Other	—	(36)
Total deferred tax liabilities	(3,448)	(4,278)
Net deferred tax assets	$2,244	$726
The Company is subject to taxation in the U. S. and various state jurisdictions. As of December 31, 2024, the Company’s 2021, 2022 and 2023 tax years are open for examination by the Internal Revenue Service, and various state and foreign jurisdiction tax years remain open to examination.
At December 31, 2024 and 2023, the Company's gross liability related to uncertain tax positions was de minimis. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as the related interest and penalties, are reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made. A reconciliation of the change in recorded uncertain tax positions during the years ended December 31, 2024 and 2023 follows (in thousands):

Balance at December 31, 2022	$21
Reductions for tax positions related to prior years	(21)
Balance at December 31, 2023	—
Balance at December 31, 2024	$—
10. EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per common share is computed by dividing income (loss) attributable to Westwood Holdings Group, Inc. by the weighted average number of shares outstanding for the applicable period. Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors using the treasury stock method. There were approximately 7,000, 63,000 and 120,000 anti-dilutive restricted shares as of December 31, 2024, 2023 and 2022, respectively, which were excluded from weighted average shares outstanding.
24

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2024	2023	2022
Income (loss) attributable to Westwood Holdings Group, Inc.	$2,215	$9,520	$(4,628)

Weighted average shares outstanding – basic	8,163,465	7,964,423	7,844,363
Dilutive potential shares from unvested restricted shares	352,314	147,716	—
Weighted average shares outstanding – diluted	8,515,779	8,112,139	7,844,363
Earnings (loss) per share:
Basic	$0.27	$1.20	$(0.59)
Diluted	$0.26	$1.17	$(0.59)

11. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities assumed at the date of acquisition. Changes in goodwill were as follows (in thousands):

	Trust Segment	Advisory Segment	Total
Balance at December 31, 2022	$16,401	$19,331	$35,732
Salient Acquisition adjustment[1]	—	(428)	(428)
Broadmark Acquisition	—	4,197	4,197
Balance at December 31, 2023	16,401	23,100	39,501
Balance at December 31, 2024	$16,401	$23,100	$39,501
1 Represents subsequent purchase price adjustments for the Salient Acquisition.
Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2024 and determined that no impairment loss was required. No impairments were recorded during the years ended December 31, 2024, 2023 or 2022.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, internally-developed software, non-compete agreements and trade names, and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition.
The following is a summary of intangible assets at December 31, 2024 and 2023 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2024
Client relationships	15.0	$34,397	$(15,199)	$19,198
Internally developed software	7.9	2,452	(1,479)	973
Trade name	3.0	3,800	(2,639)	1,161
Non-compete agreements	3.0	1,100	(764)	336
		$41,749	$(20,081)	$21,668
2023
Client relationships	15.0	$34,397	$(12,906)	$21,491
Internally developed software	5.8	1,439	(1,258)	181
Trade name	3.0	3,800	(1,372)	2,428
Non-compete agreements	3.0	1,100	(397)	703
		$40,736	$(15,933)	$24,803
25

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense, which is included in “General and administrative” expense on our Consolidated Statements of Operations, was $4.1 million, $4.1 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Estimated amortization expense for intangible assets over the next five years, and thereafter, is as follows (in thousands):

For the year ending December 31,	Estimated Amortization Expense
2025	$4,003
2026	2,494
2027	2,494
2028	2,494
2029	2,449
Thereafter	7,734
Total	$21,668

12. LEASES:
We have operating leases for corporate offices and certain office equipment. The lease terms of our corporate offices vary and have remaining lease terms ranging from one to six years. The corporate office lease payments are fixed and are based upon contractual monthly rates. The majority of our corporate office leases do not include options to extend or terminate the leases. We generally lease office equipment for a period of two years.
The following table presents the components of lease costs related to our leases (amounts in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease costs	$1,441	$1,512	$1,682
Sublease income	$845	$862	$771
Sublease income relates to subleasing a portion of our corporate offices.
The following table presents supplemental cash flow information related to our leases (amounts in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating cash flows from operating leases	$1,780	$1,774	$1,762
Right-of-use assets obtained in exchange for lease obligations	$—	$173	$1,217

Operating lease costs are included in "General and administrative" expense on our Consolidated Statements of Operations. We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2029.
The following table presents information regarding our operating leases (in thousands, except years and rates):

	December 31,
	2024	2023
Operating lease right-of-use assets	$2,559	$3,673
Operating lease liabilities	$3,197	$4,552
Weighted-average remaining lease term (in years)	2.9	3.3
Weighted-average discount rate	6.1%	5.7%
The maturities of lease liabilities are as follows (in thousands):
26

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ending December 31,	Operating Leases
2025	$1,787
2026	671
2027	383
2028	389
2029	284
Thereafter	—
Total undiscounted lease payments	$3,514
Less: imputed interest	(317)
Total lease liabilities	$3,197

13. PROPERTY AND EQUIPMENT:
The following table reflects information about our property and equipment as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Leasehold improvements	$5,136	$5,173
Furniture and fixtures	2,844	2,792
Computer hardware and office equipment	1,395	3,557
Accumulated depreciation	(8,424)	(10,078)
Property and equipment, net	$951	$1,444
Depreciation expense, which is included in “General and administrative” expense on our Consolidated Statements of Operations, was $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

14. COMMITMENTS AND CONTINGENCIES:
Purchase commitments
Our purchase commitments primarily consist of outsourced information technology services, software licenses and commitments for financial research tools. As of December 31, 2024, our purchase commitments for the next five years and thereafter were as follows (in thousands):

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase obligations	$15,685	$7,102	$6,307	$2,276	$—
As of December 31, 2024, we did not have any material off-balance sheet arrangements.
15. REGULATORY CAPITAL REQUIREMENTS:
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million as required by the Texas Finance Code. Restricted capital is included in "Investments at fair value" in the accompanying Consolidated Balance Sheets. At December 31, 2024, Westwood Trust had approximately $11.9 million in excess of its minimum capital requirement.
Westwood Trust is limited under applicable Texas law in the payment of dividends of undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its Board, Westwood Trust may make quarterly and special dividend payments, or other distributions, to Westwood out of its undivided profits. No dividend payments were made in 2024, 2023 or 2022.
SCLP, a broker-dealer of the Company, is registered with the SEC as broker-dealers and members of FINRA. The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the
27

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, to not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2024, SCLP had net capital of $282.2 thousand which was $276.8 thousand in excess of its required minimum net capital of $5.4 thousand. As of December 31, 2023, SCLP had net capital of $558.0 thousand, which was $526.0 thousand in excess of its required minimum net capital of $32.0 thousand.
16. VARIABLE INTEREST ENTITIES:
As discussed in Note 2 “Summary of Significant Accounting Policies,” the CTFs, Private Funds, Zarvona Energy Fund II-A and WEBs (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds®, InvestCloud, Vista, Zarvona Energy Fund GP and TXSE are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in these entities commensurate with market rates. As of December 31, 2024 and 2023, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, and concluded that we do not qualify as a primary beneficiary for those entities. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities, and we concluded that we do not. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs into our Consolidated Financial Statements for the years ended December 31, 2024 or 2023.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 6 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $33.0 million, $32.4 million and $23.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table displays the AUM, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of December 31, 2024
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,915	$—	$—
Common Trust Funds	739	$—	$—
Private Funds	92	$0.3	$0.3
Private Equity	—	$7.3	$7.3

All other assets:
Wealth Management	3,327
Institutional	8,534
Total AUM	$16,607

17. RELATED PARTY TRANSACTIONS:
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. At both December 31, 2024 and at December 31, 2023, there was approximately $0.1 million in fees due from these accounts. For the years ended December 31, 2024, 2023 and 2022 we recorded trust fees from these accounts of $0.3 million.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the years ended December 31, 2024, 2023 and 2022 the Company earned immaterial fees from the affiliated funds.
One of our directors served as a consultant to the Company under a consulting agreement that expired on December 31, 2023. We recorded immaterial expenses related to this agreement for the years ended December 31, 2023 and 2022.
28

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. CONCENTRATION:
For the years ended December 31, 2024, 2023 and 2022, our ten largest clients accounted for approximately 20%, 21% and 22%, respectively, of our fee revenues. No single customer accounted for 10% or more of our fee revenues in any of these years. The following table presents advisory fee revenue received from our single largest client in each year (in thousands):

	Years ended December 31,
	2024	2023	2022
Advisory fees from our largest client:
Asset-based fees	$2,854	$3,892	$2,582
Percent of fee revenue	3.1%	4.4%	3.7%

19. SUBSEQUENT EVENTS:
Dividends Declared
On February 12, 2025, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on April 1, 2025 to stockholders of record on March 3, 2025.
Restricted Stock Grants
On February 21, 2025 we issued approximately $3.7 million of restricted stock to employees, or approximately 226,287 shares based on the closing price of our stock on February 21, 2025. The shares are subject to vesting conditions described in Note 8 “Employee Benefits” of our Consolidated Financial Statements in this Report.
29

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

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form S-8 filed with the SEC on September 28, 2022)
3.2	Certificate of Amendment to Certificate of Formation of Westwood Holdings Group, Inc. (incorporated by reference to the Form 8-K filed with the SEC on December 2, 2024)
3.3	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on November 2, 2021)
4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)
10.1	Tenth Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, as amended (incorporated by reference from the Schedule 14A filed with the SEC on March 26, 2024)
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

30

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

19*	Westwood Holdings Group, Inc. Amended and Restated Insider Trading Policy
21.1	Subsidiaries (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)
23.1*	Consent of BDO USA, P.C.
24.1*	Power of Attorney (included on first signature page)
31.1*	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
31

Exhibit Number	Description of Exhibits
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97+	Compensation Recovery Policy (incorporated by reference from the Form 10-K filed with the SEC on March 7, 2024)
101*	The following financial information from Westwood Holdings Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (v) Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
+    Indicates management contract or compensation plan, contract or arrangement.
#    Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.
32