Form 10-Q
period 2025-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2025-04-30
CIK 1165002

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
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 24, 2025: 9,379,680.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$9,418	$18,847
Accounts receivable	16,062	14,453
Investments, at fair value (amortized cost of $18,216 and $26,788)	19,696	27,694
Investments under measurement alternative	11,747	10,747
Equity method investments	4,208	4,250
Income taxes receivable	186	295
Other assets	7,537	6,780
Goodwill	39,501	39,501
Deferred income taxes	2,469	2,244
Operating lease right-of-use assets	2,299	2,559
Intangible assets, net	21,040	21,668
Property and equipment, net of accumulated depreciation of $8,556 and $8,424	825	951
Total assets	$134,988	$149,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$6,035	$6,413
Dividends payable	2,299	2,466
Compensation and benefits payable	2,416	10,924
Operating lease liabilities	2,852	3,197
Contingent consideration	—	4,657
Total liabilities	13,602	27,657
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,363,367 and 12,137,080, respectively and outstanding 9,379,675 and 9,234,575, respectively	124	122
Additional paid-in capital	202,299	202,239
Treasury stock, at cost – 2,983,692 and 2,902,505, respectively	(89,612)	(88,277)
Retained earnings	6,535	6,207
Total Westwood Holdings Group, Inc. stockholders’ equity	119,346	120,291
Noncontrolling interest in consolidated subsidiary	2,040	2,041
Total equity	121,386	122,332
Total liabilities and stockholders' equity	$134,988	$149,989

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Advisory fees:
Asset-based	$17,731	$16,817
Trust fees	5,429	5,113
Other, net	92	802
Total revenues	23,252	22,732
EXPENSES:
Employee compensation and benefits	14,501	14,711
Sales and marketing	760	628
Westwood mutual funds	897	721
Information technology	2,667	2,290
Professional services	1,613	1,489
General and administrative	2,882	2,901
Gain from change in fair value of contingent consideration	—	(2,949)
Total expenses	23,320	19,791
Net operating income (loss)	(68)	2,941
Net investment income	383	455
Other income	277	185
Income before income taxes	592	3,581
Income tax provision	115	1,415
Net income	$477	$2,166
Less: income (loss) attributable to noncontrolling interest	(1)	(130)
Income attributable to Westwood Holdings Group, Inc.	$478	$2,296
Earnings per share:
Basic	$0.06	$0.28
Diluted	$0.05	$0.27
Weighted average shares outstanding:
Basic	8,253,912	8,099,028
Diluted	8,781,743	8,392,496

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2025 and 2024
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2024	9,234,575	$122	$202,239	$(88,277)	$6,207	$2,041	$122,332
Net income (loss)	—	—	—	—	478	(1)	477
Issuance of restricted stock, net of forfeitures	226,287	2	(2)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,265)	—	(150)	—	(1,415)
Stock-based compensation expense	—	—	1,327	—	—	—	1,327
Restricted stock returned for payment of taxes	(81,187)	—	—	(1,335)	—	—	(1,335)
Balance, March 31, 2025	9,379,675	$124	$202,299	$(89,612)	$6,535	$2,040	$121,386

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2023	9,140,760	$119	$201,622	$(85,990)	$4,650	$2,045	$122,446
Net income (loss)	—	—	—	—	2,296	(130)	2,166
Issuance of restricted stock, net of forfeitures	268,305	3	(3)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,235)	—	(197)	—	(1,432)
Stock-based compensation expense	—	—	1,515	—	—	—	1,515
Restricted stock returned for payment of taxes	(78,303)		—	(940)	—	—	(940)
Balance, March 31, 2024	9,330,762	$122	$201,899	$(86,930)	$6,749	$1,915	$123,755

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$477	$2,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	132	174
Amortization of intangible assets	1,045	1,042
Net change in unrealized (appreciation) depreciation on investments	80	(632)
Stock-based compensation expense	1,327	1,515
Deferred income taxes	(226)	(844)
Non-cash lease expense	296	269
Fair value change of contingent consideration	—	(2,949)
Change in operating assets and liabilities:
Net (purchases) sales of trading securities	7,959	12,404
Accounts receivable	(1,608)	(784)
Other current assets	(696)	(242)
Accounts payable and accrued liabilities	(464)	719
Compensation and benefits payable	(8,508)	(6,591)
Income taxes payable	109	2,240
Other liabilities	(381)	(354)
Contingent consideration	(4,442)	—
Net cash (used in) provided by operating activities	(4,900)	8,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(3)
Purchase of investments	(1,000)	—
Additions to internally developed software	(412)	—
Net cash used in investing activities	(1,418)	(3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted stock returned for payment of taxes	(1,335)	(940)
Payment of contingent consideration in acquisition	(201)	—
Cash dividends paid	(1,575)	(1,724)
Net cash used in financing activities	(3,111)	(2,664)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,429)	5,466
Cash and cash equivalents, beginning of period	18,847	20,422
Cash and cash equivalents, end of period	$9,418	$25,888
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$232	$9
Accrued dividends	$2,299	$2,047
Additional operating lease right-of-use assets	$36	$—

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 Basis of Presentation
The accompanying Condensed Consolidated Financial Statements are unaudited and are presented in accordance with the requirements for quarterly reports on Form 10-Q and consequently do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of our interim financial position and results of operations and cash flows for the periods presented. The accompanying Condensed Consolidated Financial Statements are presented in accordance with GAAP and the rules and regulations of the SEC. The Condensed Consolidated Balance Sheets have been reclassified to unclassified balance sheets to better reflect the nature of the Company’s operations. Prior year amounts have been reclassified for consistency with the current year presentation.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the periods in these Condensed Consolidated Financial Statements are not necessarily indicative of results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
Recent Accounting Pronouncements
Income Taxes
On January 1, 2025, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), became effective and requires, among other things, greater disaggregation of information in the rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. ASU 2023-09 affects financial statement disclosure only, which is not required until year end 2025 and, as a result, does not affect our results of operations or financial condition.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are in the process of analyzing the impact of this ASU on our consolidated financial statements.
3. REVENUE
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue satisfies over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues such as gains and losses from our seed money investments into new investment strategies. The "Other, net” revenues on our Condensed Consolidated Statements of Operations are the unrealized gains and losses on our seed money investments, and our seed money investments are included in "Investments, at fair value" on our Condensed Consolidated Balance Sheets. Advisory and trust fees are calculated based on a percentage of AUM or AUA, as applicable, and the performance obligation is realized over the current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.
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
Revenue Disaggregated

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended March 31,
	2025	2024
Advisory Fees:
Institutional	$10,254	$9,471
Mutual Funds	6,832	6,911
Wealth Management	645	435
Trust Fees	5,429	5,113
Other, net	92	802
Total revenues	$23,252	$22,732

The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended March 31, 2025	Advisory	Trust	Other	Total
Canada	$238	$—	$—	$238
United States	17,493	5,429	92	23,014
Total	$17,731	$5,429	$92	$23,252

Three Months Ended March 31, 2024	Advisory	Trust	Other	Total
Canada	$257	$—	$—	$257
United States	16,560	5,113	802	22,475
Total	$16,817	$5,113	$802	$22,732

4. SEGMENT REPORTING
We operate two segments: Advisory and Trust. These segments are managed separately based on the types of products and services offered and their related client bases. The Company’s segment information is prepared on the same basis that management uses to review the financial information for operational decision-making purposes.
The Company's Chief Operating Decision Maker ("CODM"), our Chief Executive Officer, evaluates the performance of our segments based primarily on revenues. The CODM does not evaluate the performance of our segments on segment expenses so those have not been disclosed.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

Westwood Trust provides trust and custodial services and participation in common trust funds that it sponsors to institutions and high net worth individuals. Westwood Trust is included in our Trust segment.

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended March 31, 2025
Net fee revenues from external sources	$17,731	$5,429	$—	$—	$23,160
Net intersegment revenues	1,576	39	—	(1,615)	—
Other, net	92	—	—	—	92
Total revenues	$19,399	$5,468	$—	$(1,615)	$23,252
Interest income	$192	$131	$—	$—	$323
Net income (loss)	$3,533	$702	$(3,758)	$—	$477
Segment assets	$309,360	$44,849	$15,398	$(234,619)	$134,988
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,208	$—	$—	$—	$4,208
Segment expenditures for long-lived assets	$—	$—	$6	$—	$6

Three Months Ended March 31, 2024
Net fee revenues from external sources	$16,817	$5,113	$—	$—	$21,930
Net intersegment revenues	1,574	58	—	(1,632)	—
Other, net	802	—	—	—	802
Total revenues	$19,193	$5,171	$—	$(1,632)	$22,732
Interest income	$210	$59	$—	$—	$269
Net income (loss)	$3,150	$368	$(1,352)	$—	$2,166
Segment assets	$286,921	$46,553	$13,465	$(197,897)	$149,042
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,519	$—	$—	$—	$4,519
Segment expenditures for long-lived assets	$1	$—	$2	$—	$3

5. INVESTMENTS
Our investments consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Investments at fair value	$19,696	$27,694
Investments under measurement alternative	11,747	10,747
Equity method investments	4,208	4,250
Total investments	$35,651	$42,691
Investments at Fair Value
Investments carried at fair value are presented in the table below (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025:
U.S. Government securities	$8,093	$250	$(56)	$8,287
Money market funds	7,646	174	—	7,820
Equity funds	935	291	(130)	1,096
Equities	341	68	(139)	270
Exchange-traded bond funds	141	—	(2)	139
Total trading securities	17,156	783	(327)	17,612
Private investment funds	1,043	1,053	(12)	2,084
Total investments carried at fair value	$18,199	$1,836	$(339)	$19,696

December 31, 2024:
U.S. Government securities	$15,859	$263	$(66)	$16,056
Money market funds	7,629	174	—	7,803
Equity funds	1,432	318	(132)	1,618
Equities	183	69	(108)	144
Exchange-traded bond funds	129	—	(2)	127
Total trading securities	25,232	824	(308)	25,748
Private investment funds	1,556	402	(12)	1,946
Total investments carried at fair value	$26,788	$1,226	$(320)	$27,694

Investments Under Measurement Alternative
Our investments below represent equity interests in private companies without readily determinable fair values. The Company has elected to apply the measurement alternative of cost minus impairment, if any, adjusted for any observable price changes in orderly transactions for these investments. The acquisition cost of Westwood Engineered Beta ("WEBs") is allocated using the relative fair value method between preferred stock and a call option. No impairments of these investments were recorded during the three months ended March 31, 2025 or March 31, 2024. Balances are shown below (in thousands):

Investment:	March 31, 2025	December 31, 2024
InvestCloud	$4,455	$4,455
Vista	2,792	2,792
WEBs - preferred stock	1,799	1,799
WEBs - call option	201	201
TXSE	1,500	1,500
Ridgeline	1,000	—
Total investments under measurement alternative	$11,747	$10,747
Equity Method Investments
These investments represent ownership interests in non-controlled partnerships and are measured based on our share of the net earnings or losses of the investee. Investment balances are included in “Equity method investments” on our Condensed Consolidated Balance Sheets and income and expenses are included in our Condensed Consolidated Statements

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

of Operations under "Other income." Balances are shown below (in thousands):

	March 31, 2025		December 31, 2024
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,482	50.0%	$3,524	50.0%
Zarvona Energy Fund II-A, L.P.	707	0.5%	707	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,208		$4,250
6. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – significant unobservable inputs where there is little or no market activity
Our investments in InvestCloud, Vista, WEBs, the TXSE Group Inc ("TXSE") and Ridgeline, discussed in Note 5 “Investments,” are excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for those investments.
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of March 31, 2025:
Investments in trading securities	$17,477	$135	$—	$—	$17,612
Private investment funds	—	—	—	2,084	2,084
Total assets measured at fair value	$17,477	$135	$—	$2,084	$19,696

As of December 31, 2024:
Investments in trading securities	$25,748	$—	$—	$—	$25,748
Private investment fund	—	—	—	1,946	1,946
Total assets measured at fair value	$25,748	$—	$—	$1,946	$27,694
Salient Acquisition contingent consideration	—	—	4,657	—	4,657
Total liabilities measured at fair value	$—	$—	$4,657	$—	$4,657
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
The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2025	2024
Beginning balance	$4,657	$10,133
Payments	(4,657)	—
Total (gains) losses included in earnings	—	(2,949)
Ending balance	$—	$7,184
The final payment for the revenue retention earn-out was made in the quarter ended March 31, 2025.
The March 31, 2025 contingent consideration fair value of the growth earn-out was valued based upon updated revenue growth projections following changes in asset values and revised asset flow expectations. The fair value of contingent consideration related to the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3, the weighted averages represent the output of the Monte Carlo simulation models:

		Range
As of March 31, 2025:	Unobservable Input	Low	High	Weighted Average Rate
Growth earn-out	Discount rate	6.8%	7.3%	7.0%
	Volatility	1.3%	11.3%	6.3%
		Range
As of December 31, 2024:	Unobservable Input	Low	High	Weighted Average Rate
Growth earn-out	Discount rate	7.0%	7.5%	7.3%
	Volatility	1.9%	11.9%	6.9%
7. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the three months ended March 31, 2025 due to permanent differences related to executive compensation. Our effective income tax rate differed from the 21% statutory rate for the three months ended March 31, 2024 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date.
8. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing income attributable to Westwood Holdings Group, Inc. by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors.
There were approximately 20,000 anti-dilutive restricted shares outstanding for the three months ended March 31, 2025 and 2024, respectively.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2025	2024
Income attributable to Westwood Holdings Group, Inc.	$478	$2,296
Weighted average shares outstanding - basic	8,253,912	8,099,028
Dilutive potential shares from unvested restricted shares	527,831	293,468
Weighted average shares outstanding - diluted	8,781,743	8,392,496
Earnings per share:
Basic	$0.06	$0.28
Diluted	$0.05	$0.27

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities at the date of acquisition. Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our most recent annual goodwill impairment assessment during the third quarter of 2024 and determined that no goodwill impairment related to the Advisory or Trust segment was required. No goodwill impairments were recorded during the three months ended March 31, 2025 or March 31, 2024.
Goodwill balances were as follows (in thousands):

Balance at:	Trust Segment	Advisory Segment	Total
December 31, 2024	$16,401	$23,100	$39,501
March 31, 2025	$16,401	$23,100	$39,501
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three months ended March 31, 2025 or March 31, 2024.
Amortization expense, which is included in “General and administrative” expense on our Condensed Consolidated Statements of Operations, was $1.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
10. LEASES
As of March 31, 2025 there have been no material changes outside the ordinary course of business to our leases since December 31, 2024. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
11. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of March 31, 2025, there are $5.5 million of shares that may yet be repurchased under our plan.
During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of our common stock.
12. VARIABLE INTEREST ENTITIES
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality, Westwood Technology Opportunities Fund I, LP and Westwood Energy

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

Secondaries (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud, Vista, Zarvona Energy Fund GP and Zarvona Energy Fund II-A as discussed in Note 5 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
Based on our analyses, the CTFs, Private Funds, Zarvona Energy Fund II-A and WEBs (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds®, InvestCloud, Vista, Zarvona Energy Fund GP, TXSE and Ridgeline are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in all of these entities commensurate with market rates. As of March 31, 2025 and December 31, 2024, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Condensed Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, and concluded that we do not qualify as a primary beneficiary for those entities. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities, and we concluded that we do not. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs into our Condensed Consolidated Financial Statements for the periods ending March 31, 2025 and December 31, 2024.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 6 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Fee Revenues	$8.0	$7.8

The following table displays the AUM, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Condensed Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of March 31, 2025
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,891
Common Trust Funds	716
Private Funds	109	$0.3	$0.3
Private Equity	—	5.4	5.4
All other assets:
Wealth Management	3,166
Institutional	9,101
Total Assets Under Management	$16,983

13. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three months ended March 31, 2025 and March 31, 2024, the Company earned immaterial fees from the affiliated funds.

WESTWOOD HOLDINGS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

14. SUBSEQUENT EVENTS
Dividend Declared
On April 29, 2025, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on July 1, 2025 to stockholders of record on June 2, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and our Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “potentially,” “may,” “designed” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and those risks set forth below:
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
Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C. and Salient Advisors, LP (each of which is an SEC-registered investment advisor and referred to hereinafter together as "Westwood Management") and Westwood Trust. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individuals and clients of Westwood Trust.
Westwood Trust provides trust and custodial services and participation in common trust funds to institutions and high net worth individuals.
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $17.0 billion and AUA of approximately $1.0 billion at March 31, 2025. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
With respect to most of our AUM, we utilize a "value" investment style focused on achieving superior long-term, risk-adjusted returns by investing in companies with high levels of free cash flow, improving returns on equity and strengthening balance sheets that are well positioned for growth but whose value is not fully recognized in the marketplace. This investment approach is designed to limit downside during unfavorable periods and provide superior real returns over the long term. Our investment teams have significant industry experience. Our investment team members have an average investment experience of over twenty years.
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
Firm-wide Assets Under Management
Firm-wide assets under management of $18.0 billion at March 31, 2025 consisted of $17.0 billion of AUM and $1.0 billion of AUA.
AUM increased $0.8 billion to $17.0 billion at March 31, 2025 compared with $16.2 billion at March 31, 2024. The average of beginning and ending AUM for the first quarter of 2025 was $16.8 billion compared to $15.8 billion for the first quarter of 2024.
The following table displays AUM as of March 31, 2025 and 2024 (in millions):

	As of March 31,
	2025	2024	Change
Institutional(1)	$8,985	$7,742	16%
Wealth Management(2)	4,107	4,219	(3)
Mutual Funds(3)	3,891	4,189	(7)
Total AUM	$16,983	$16,150	5%

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
Roll-Forward of Assets Under Management

	Three Months Ended March 31,
(in millions)	2025	2024
Institutional
Beginning of period assets	$8,301	$7,215
Inflows	966	267
Outflows	(180)	(249)
Net client flows	786	18
Market appreciation (depreciation)	(102)	509
Net change	684	527
End of period assets	$8,985	$7,742

Wealth Management
Beginning of period assets	$4,391	$4,140
Inflows	50	71
Outflows	(179)	(139)
Net client flows	(129)	(68)
Market appreciation (depreciation)	(155)	147
Net change	(284)	79
End of period assets	$4,107	$4,219

Mutual Funds
Beginning of period assets	$3,915	$4,104
Inflows	210	212
Outflows	(225)	(330)
Net client flows	(15)	(118)
Market appreciation (depreciation)	(9)	203
Net change	(24)	85
End of period assets	$3,891	$4,189

Total AUM
Beginning of period assets	$16,607	$15,459
Inflows	1,226	550
Outflows	(584)	(718)
Net client flows	642	(168)
Market appreciation (depreciation)	(266)	859
Net change	376	691
End of period assets	$16,983	$16,150

Three months ended March 31, 2025 compared to the three months ended March 31, 2024
The change in AUM for the three months ended March 31, 2025 was due to net inflows of $0.6 billion offset by market depreciation of $0.3 billion. Net inflows were primarily related to our SmallCap Value strategy.
The change in AUM for the three months ended March 31, 2024 was due to market appreciation of $0.9 billion and net outflows of $0.2 billion. Net outflows were primarily related to our LargeCap Value strategy.
Roll-Forward of Assets Under Advisement

	Three Months Ended March 31,
(in millions)	2025	2024
Assets Under Advisement
Beginning of period assets	$960	$1,079
Inflows	51	31
Outflows	(52)	(111)
Net client flows	(1)	(80)
Market appreciation	8	45
Net change	7	(35)
End of period assets	$967	$1,044
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Operations contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended
	March 31,
	2025	2024	Change
Revenues:
Advisory fees: asset-based	$17,731	$16,817	5%
Trust fees: asset-based	5,429	5,113	6
Other, net	92	802	(89)
Total revenues	23,252	22,732	2
Expenses:
Employee compensation and benefits	14,501	14,711	(1)
Sales and marketing	760	628	21
Westwood mutual funds	897	721	24
Information technology	2,667	2,290	16
Professional services	1,613	1,489	8
General and administrative	2,882	2,901	(1)
(Gain) loss from change in fair value of contingent consideration	—	(2,949)	(100)
Total expenses	23,320	19,791	18
Net operating income (loss)	(68)	2,941	(102)
Net investment income	383	455	(16)
Other income	277	185	50
Income before income taxes	592	3,581	(83)
Income tax provision	115	1,415	(92)
Net income	$477	$2,166	(78)%
Less: income (loss) attributable to noncontrolling interest	(1)	(130)	(99)%
Income attributable to Westwood Holdings Group, Inc.	$478	$2,296	(79)%
_________________________
NM    Not meaningful
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Total revenues. Total revenues for the three months ended March 31, 2025 were higher than revenues for the three months ended March 31, 2024 due to higher average AUM.

(Gain) loss from change in fair value of contingent consideration. In 2024 we recorded a gain of $2.9 million upon the remeasurement of contingent consideration due to positive changes in growth projections following asset appreciation and asset flows in the period.
Income tax provision. Our effective income tax rate differed from the 21% statutory rate for the three months ended March 31, 2025 due to permanent differences related to executive compensation. Our effective income tax rate differed from the 21% statutory rate for the three months ended March 31, 2024 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting date.
Supplemental Financial Information
As supplemental information, we are providing non-GAAP performance measures that we refer to as Economic Earnings and Economic EPS. We provide these measures in addition to, not as a substitute for, income attributable to Westwood Holdings Group, Inc. and earnings per share, which are reported on a GAAP basis. Our management and Board of Directors review Economic Earnings and Economic EPS to evaluate our ongoing performance, allocate resources, and review our dividend policy. We believe that these non-GAAP performance measures, while not substitutes for GAAP income attributable to Westwood Holdings Group, Inc. or earnings per share, are useful for management and investors when evaluating our underlying operating and financial performance and our available resources. We do not advocate that investors consider these non-GAAP measures without also considering financial information prepared in accordance with GAAP.
We define Economic Earnings as income attributable to Westwood Holdings Group, Inc. plus non-cash equity-based compensation expense, amortization of intangible assets and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. Although gains and losses from changes in the fair value of contingent consideration are non-cash, we do not add or subtract those back when calculating Economic Earnings because gains and losses on changes in the fair value of contingent consideration are considered regular following an acquisition. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
The following tables (in thousands, except share and per share amounts) provide a reconciliation of income attributable to Westwood Holdings Group, Inc. to Economic Earnings and Economic Earnings by segment. We have included the tax impact of adjustments for all periods presented.

	Three Months Ended March 31,		Change
	2025	2024
Income attributable to Westwood Holdings Group, Inc.	$478	$2,296	(79)%
Stock-based compensation expense	1,327	1,515	(12)
Intangible amortization	1,045	1,042	—
Tax benefit from goodwill amortization	124	125	(1)
Tax impacts of adjustments to GAAP income	(460)	(1,966)	(77)
Economic Earnings	$2,514	$3,012	(17)%
Earnings per share	$0.05	$0.27	(81)%
Stock-based compensation expense	0.15	0.18	(17)
Intangible amortization	0.13	0.13	—
Tax benefit from goodwill amortization	0.01	0.01	—
Tax impacts of adjustments to GAAP income	(0.05)	(0.23)	(78)
Economic Earnings per share	$0.29	$0.36	(19)%
Diluted weighted average shares outstanding	8,781,743	8,392,496

Economic Earnings by Segment:
Advisory	$4,846	$3,123	55%
Trust	1,043	493	112
Westwood Holdings	(3,375)	(604)	459
Consolidated	$2,514	$3,012	(17)%

Liquidity and Capital Resources
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders or for deferred contingent consideration payments. We had no debt as of March 31, 2025 and December 31, 2024. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and liquid investments of $26.9 million and $44.6 million as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025, cash flow used in operating activities was $4.9 million, which included net sales of investments of $8.0 million and reductions in compensation and benefits payable of $8.5 million and contingent consideration of $4.4 million following the final payment for the revenue retention earn-out. During the three months ended March 31, 2024, cash flow provided by operating activities was $8.1 million, which included net sales of investments of $12.4 million and a reduction in compensation and benefits payable of $6.6 million.
Cash flow used in investing activities during the three months ended March 31, 2025 was related to the purchase of investments and internally developed software. Cash flow used in investing activities during the three months ended March 31, 2024 was related to the acquisition of property and equipment.
Cash flows used in financing activities of $3.1 million for the three months ended March 31, 2025 reflected the payment of dividends, deferred contingent consideration payments and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $2.7 million for the three months ended March 31, 2024 reflected the payment of dividends and restricted stock returned for the payment of taxes.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in "Cash and cash equivalents" and

"Investments, at fair value" in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2025, Westwood Trust had approximately $9.9 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months, however there can be no assurance that we will not require additional financing within this time frame. Failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Critical and Significant Accounting Policies and Estimates
There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2024. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management is described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the risks set forth below.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. During the three months ended March 31, 2025, the Company did not repurchase any shares of our common stock.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form S-8 filed with the SEC on September 28, 2022)

3.2	Certificate of Amendment to Certificate of Formation of Westwood Holdings Group, Inc. (incorporated by reference to the Form 8-K filed with the SEC on December 2, 2024)

3.3	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on November 2, 2021)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 30, 2025	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer