Form 10-Q
period 2025-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2025-08-08
CIK 1165002

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
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of August 1, 2025: 9,408,130.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$15,403	$18,847
Accounts receivable	15,331	14,453
Investments, at fair value (amortized cost of $18,316 and $26,788)	19,768	27,694
Investments under measurement alternative	11,747	10,747
Equity method investments	4,197	4,250
Income taxes receivable	167	295
Other assets	7,076	6,780
Goodwill	39,501	39,501
Deferred income taxes	2,356	2,244
Operating lease right-of-use assets	9,997	2,559
Intangible assets, net	20,035	21,668
Property and equipment, net of accumulated depreciation of $8,716 and $8,424	701	951
Total assets	$146,279	$149,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$5,304	$6,413
Dividends payable	2,430	2,466
Compensation and benefits payable	5,719	10,924
Operating lease liabilities	10,468	3,197
Contingent consideration	—	4,657
Total liabilities	23,921	27,657
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,391,817 and 12,137,080, respectively and outstanding 9,408,125 and 9,234,575, respectively	124	122
Additional paid-in capital	203,594	202,239
Treasury stock, at cost – 2,983,692 and 2,902,505, respectively	(89,612)	(88,277)
Retained earnings	6,200	6,207
Total Westwood Holdings Group, Inc. stockholders’ equity	120,306	120,291
Noncontrolling interest in consolidated subsidiary	2,052	2,041
Total equity	122,358	122,332
Total liabilities and stockholders' equity	$146,279	$149,989

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Advisory fees:
Asset-based	$17,955	$17,139	$35,686	$33,956
Trust fees	5,069	5,227	10,498	10,340
Other, net	96	322	188	1,124
Total revenues	23,120	22,688	46,372	45,420
EXPENSES:
Employee compensation and benefits	13,472	13,638	27,973	28,349
Sales and marketing	657	755	1,417	1,383
Westwood mutual funds	957	855	1,854	1,576
Information technology	2,704	2,350	5,371	4,640
Professional services	1,486	1,450	3,099	2,939
General and administrative	2,976	3,011	5,858	5,912
Loss from change in fair value of contingent consideration	—	4,807	—	1,858
Total expenses	22,252	26,866	45,572	46,657
Net operating income (loss)	868	(4,178)	800	(1,237)
Net investment income	343	548	726	1,003
Other income	257	224	534	409
Income (loss) before income taxes	1,468	(3,406)	2,060	175
Income tax provision	437	(1,193)	552	222
Net income (loss)	$1,031	$(2,213)	$1,508	$(47)
Less: income (loss) attributable to noncontrolling interest	12	30	11	(100)
Income (loss) attributable to Westwood Holdings Group, Inc.	$1,019	$(2,243)	$1,497	$53
Earnings (loss) per share:
Basic	$0.12	$(0.27)	$0.18	$0.01
Diluted	$0.12	$(0.27)	$0.17	$0.01
Weighted average shares outstanding:
Basic	8,404,859	8,218,596	8,329,803	8,158,812
Diluted	8,813,606	8,218,596	8,798,092	8,438,431

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2025 and 2024
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, March 31, 2025	9,379,675	$124	$202,299	$(89,612)	$6,535	$2,040	$121,386
Net income	—	—	—	—	1,019	12	1,031
Issuance of restricted stock, net of forfeitures	28,450	—	—	—	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,354)	—	(1,354)
Stock-based compensation expense	—	—	1,295	—	—	—	1,295
Balance, June 30, 2025	9,408,125	$124	$203,594	$(89,612)	$6,200	$2,052	$122,358

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, March 31, 2024	9,330,762	$122	$201,899	$(86,930)	$6,749	$1,915	$123,755
Net income (loss)	—	—	—	—	(2,243)	30	(2,213)
Issuance of restricted stock, net of forfeitures	49,031	1	(1)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,231)	—	(167)	—	(1,398)
Stock-based compensation expense	—	—	1,397	—	—	—	1,397
Purchases of treasury stock	(86,346)	—	—	(1,075)	—	—	(1,075)
Balance, June 30, 2024	9,293,447	$123	$202,064	$(88,005)	$4,339	$1,945	$120,466

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2025 and 2024
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2024	9,234,575	$122	$202,239	$(88,277)	$6,207	$2,041	$122,332
Net income	—	—	—	—	1,497	11	1,508
Issuance of restricted stock, net of forfeitures	254,737	2	(2)	—	—	—	—
Dividends declared ($0.30 per share)	—	—	(1,265)	—	(1,504)	—	(2,769)
Stock-based compensation expense	—	—	2,622	—	—	—	2,622
Restricted stock returned for payment of taxes	(81,187)	—	—	(1,335)	—	—	(1,335)
Balance, June 30, 2025	9,408,125	$124	$203,594	$(89,612)	$6,200	$2,052	$122,358

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2023	9,140,760	$119	$201,622	$(85,990)	$4,650	$2,045	$122,446
Net income (loss)	—	—	—	—	53	(100)	(47)
Issuance of restricted stock, net of forfeitures	317,336	4	(4)	—	—	—	—
Dividends declared ($0.30 per share)	—	—	(2,466)	—	(364)	—	(2,830)
Stock-based compensation expense	—	—	2,912	—	—	—	2,912
Purchases of treasury stock	(86,346)	—	—	(1,075)	—	—	(1,075)
Restricted stock returned for payment of taxes	(78,303)	—	—	(940)	—	—	(940)
Balance, June 30, 2024	9,293,447	$123	$202,064	$(88,005)	$4,339	$1,945	$120,466

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,508	$(47)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	257	326
Amortization of intangible assets	2,082	2,074
Net change in unrealized (appreciation) depreciation on investments	137	(1,004)
Stock-based compensation expense	2,622	2,912
Deferred income taxes	(112)	(47)
Non-cash lease expense	694	546
Fair value change of contingent consideration	—	1,858
Change in operating assets and liabilities:
Accounts receivable	(878)	70
Other assets	(296)	2
Accounts payable and accrued liabilities	(1,139)	(814)
Compensation and benefits payable	(5,205)	(4,217)
Income taxes receivable	128	(740)
Other liabilities	(795)	(664)
Net sales of trading securities	7,842	11,430
Contingent consideration	(4,442)	—
Net cash provided by operating activities	2,403	11,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(24)
Purchase of investments	(1,000)	(1,500)
Additions to internally developed software	(449)	—
Net cash used in investing activities	(1,455)	(1,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(1,075)
Restricted stock returned for payment of taxes	(1,335)	(940)
Payment of contingent consideration in acquisition	(201)	(1,815)
Cash dividends paid	(2,856)	(2,983)
Net cash used in financing activities	(4,392)	(6,813)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,444)	3,348
Cash and cash equivalents, beginning of period	18,847	20,422
Cash and cash equivalents, end of period	$15,403	$23,770
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$535	$1,008
Accrued dividends	$2,430	$2,176
Operating lease assets obtained in exchange for operating lease liabilities	$8,133	$—

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS
Westwood Holdings Group, Inc. (“Westwood”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Delaware on December 12, 2001. Westwood manages investment assets and provides services for its clients through its subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C., Salient Advisors, L.P. and Broadmark Asset Management LLC, (referred to hereinafter together as “Westwood Management”), and Westwood Trust.
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
Revenue Disaggregated

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advisory Fees:
Institutional	$10,626	$9,718	$20,880	$19,189
Mutual Funds	6,744	6,856	13,576	13,767
Wealth Management	585	565	1,230	1,000
Trust Fees	5,069	5,227	10,498	10,340
Other, net	96	322	188	1,124
Total revenues	$23,120	$22,688	$46,372	$45,420

The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended June 30, 2025	Advisory	Trust	Other	Total
Canada	$222	$—	$—	$222
United States	17,733	5,069	96	22,898
Total	$17,955	$5,069	$96	$23,120

Three Months Ended June 30, 2024	Advisory	Trust	Other	Total
Canada	$260	$—	$—	$260
United States	16,879	5,227	322	22,428
Total	$17,139	$5,227	$322	$22,688

Six Months Ended June 30, 2025	Advisory	Trust	Other	Total
Canada	$460	$—	$—	$460
United States	35,226	10,498	188	45,912
Total	$35,686	$10,498	$188	$46,372

Six Months Ended June 30, 2024	Advisory	Trust	Other	Total
Canada	$517	$—	$—	$517
United States	33,439	10,340	1,124	44,903
Total	$33,956	$10,340	$1,124	$45,420

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

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended June 30, 2025
Net fee revenues from external sources	$17,955	$5,069	$—	$—	$23,024
Net intersegment revenues	1,469	39	—	(1,508)	—
Other, net	96	—	—	—	96
Total revenues	$19,520	$5,108	$—	$(1,508)	$23,120
Interest income	$122	$137	$—	$—	$259
Net income (loss)	$4,023	$576	$(3,568)	$—	$1,031
Segment assets	$315,096	$45,201	$22,780	$(236,798)	$146,279
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,197	$—	$—	$—	$4,197
Segment expenditures for long-lived assets	$—	$—	$6	$—	$6

Three Months Ended June 30, 2024
Net fee revenues from external sources	$17,139	$5,227	$—	$—	$22,366
Net intersegment revenues	1,448	55	—	(1,503)	—
Other, net	322	—	—	—	322
Total revenues	$18,909	$5,282	$—	$(1,503)	$22,688
Interest income	$306	$171	$—	$—	$477
Net income (loss)	$(3,674)	$(682)	$2,143	$—	$(2,213)
Segment assets	$286,921	$46,553	$13,465	$(199,565)	$147,374
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,578	$—	$—	$—	$4,578
Segment expenditures for long-lived assets	$1	$1	$22	$—	$24

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Six Months Ended June 30, 2025
Net fee revenues from external sources	$35,686	$10,498	$—	$—	$46,184
Net intersegment revenues	3,045	78	—	(3,123)	—
Other, net	188	—	—	—	188
Total revenues	$38,919	$10,576	$—	$(3,123)	$46,372

Six Months Ended June 30, 2024
Net fee revenues from external sources	$33,956	$10,340	$—	$—	$44,296
Net intersegment revenues	3,022	113	—	(3,135)	—
Other, net	1,124	—	—	—	1,124
Total revenues	$38,102	$10,453	$—	$(3,135)	$45,420

5. INVESTMENTS
Our investments consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Investments at fair value	$19,768	$27,694
Investments under measurement alternative	11,747	10,747
Equity method investments	4,197	4,250
Total investments	$35,712	$42,691
Investments at Fair Value
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025:
U.S. Government securities	$8,245	$266	$(80)	$8,431
Money market funds	7,650	174	—	7,824
Equity funds	936	338	(129)	1,145
Equities	301	88	(108)	281
Exchange-traded bond funds	141	—	—	141
Total trading securities	17,273	866	(317)	17,822
Private investment funds	1,043	930	(27)	1,946
Total investments carried at fair value	$18,316	$1,796	$(344)	$19,768

December 31, 2024:
U.S. Government securities	$15,859	$263	$(66)	$16,056
Money market funds	7,629	174	—	7,803
Equity funds	1,432	318	(132)	1,618
Equities	183	69	(108)	144
Exchange-traded bond funds	129	—	(2)	127
Total trading securities	25,232	824	(308)	25,748
Private investment funds	1,556	402	(12)	1,946
Total investments carried at fair value	$26,788	$1,226	$(320)	$27,694

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

Investments Under Measurement Alternative
Our investments below represent equity interests in private companies without readily determinable fair values. The Company has elected to apply the measurement alternative of cost minus impairment, if any, adjusted for any observable price changes in orderly transactions for these investments. The acquisition cost of Westwood Engineered Beta ("WEBs") is allocated using the relative fair value method between preferred stock and a call option. No impairments of these investments were recorded during the three and six months ended June 30, 2025 or June 30, 2024. Balances are shown below (in thousands):

Investment:	June 30, 2025	December 31, 2024
InvestCloud	$4,455	$4,455
Vista	2,792	2,792
WEBs - preferred stock	1,799	1,799
WEBs - call option	201	201
TXSE	1,500	1,500
Ridgeline	1,000	—
Total investments under measurement alternative	$11,747	$10,747
Equity Method Investments
These investments represent ownership interests in non-controlled partnerships and are measured based on our share of the net earnings or losses of the investee. Investment balances are included in “Equity method investments” on our Condensed Consolidated Balance Sheets and income and expenses are included in our Condensed Consolidated Statements of Operations under "Other income." Balances are shown below (in thousands):

	June 30, 2025		December 31, 2024
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,447	50.0%	$3,524	50.0%
Zarvona Energy Fund II-A, L.P.	731	0.5%	707	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,197		$4,250
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
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of June 30, 2025:
Investments in trading securities	$17,686	$136	$—	$—	$17,822
Private investment funds	—	—	—	1,946	1,946
Total assets measured at fair value	$17,686	$136	$—	$1,946	$19,768

As of December 31, 2024:
Investments in trading securities	$25,748	$—	$—	$—	$25,748
Private investment fund	—	—	—	1,946	1,946
Total assets measured at fair value	$25,748	$—	$—	$1,946	$27,694
Salient Acquisition contingent consideration	—	—	$4,657	—	$4,657
Total liabilities measured at fair value	$—	$—	$4,657	$—	$4,657
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
The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$—	$7,184	$4,657	$10,133
Payments	—	(1,815)	$(4,657)	(1,815)
Total losses included in earnings	—	4,807	—	1,858
Ending balance	$—	$10,176	$—	$10,176
The final payment for the revenue retention earn-out was made in 2025.
The June 30, 2025 contingent consideration fair value of the growth earn-out was valued based upon updated revenue growth projections following changes in asset values and revised asset flow expectations. The fair value of contingent consideration related to the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3, the weighted averages represent the output of the Monte Carlo simulation models:

		Range
As of June 30, 2025:	Unobservable Input	Low	High	Weighted Average Rate
Growth earn-out	Discount rate	6.5%	7.0%	6.8%
	Volatility	1.6%	11.6%	6.6%
		Range
As of December 31, 2024:	Unobservable Input	Low	High	Weighted Average Rate
Growth earn-out	Discount rate	7.0%	7.5%	7.3%
	Volatility	1.9%	11.9%	6.9%

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

7. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the three and six months ended June 30, 2025 due to permanent differences related to executive compensation. Our effective income tax rate differed from the 21% statutory rate for the three and six months ended June 30, 2024 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into United States law. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act, and were set to expire at the end of 2025. We are in the process of analyzing the impact of the OBBBA on our consolidated financial statements.
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
There were approximately 0 and 6,000 anti-dilutive restricted shares outstanding for the three months ended June 30, 2025 and June 30, 2024, respectively. There were approximately 10,000 and 13,000 anti-dilutive restricted shares outstanding for the six months ended June 30, 2025 and June 30, 2024, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) attributable to Westwood Holdings Group, Inc.	$1,019	$(2,243)	$1,497	$53
Weighted average shares outstanding - basic	8,404,859	8,218,596	8,329,803	8,158,812
Dilutive potential shares from unvested restricted shares	408,747	—	468,289	279,619
Weighted average shares outstanding - diluted	8,813,606	8,218,596	8,798,092	8,438,431
Earnings (loss) per share:
Basic	$0.12	$(0.27)	$0.18	$0.01
Diluted	$0.12	$(0.27)	$0.17	$0.01

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities at the date of acquisition. Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our most recent annual goodwill impairment assessment during the third quarter of 2024 and determined that no goodwill impairment related to the Advisory or Trust segment was required. No goodwill impairments were recorded during the three and six months ended June 30, 2025 or June 30, 2024.
Goodwill balances were as follows (in thousands):

Balance at:	Trust Segment	Advisory Segment	Total
December 31, 2024	$16,401	$23,100	$39,501
June 30, 2025	$16,401	$23,100	$39,501
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and six months ended June 30, 2025 or June 30, 2024.
Amortization expense, which is included in “General and administrative” expense on our Condensed Consolidated Statements of Operations, was $1.0 million and $2.1 million for the three and six months ended June 30, 2025 and June 30, 2024, respectively.
10. LEASES
On June 24, 2025, we renewed our office lease for approximately 30,000 square feet located in Dallas, Texas. This lease is expected to commence in the second quarter of fiscal 2026 for a term of 11.4 years. Our total obligation for the base rent will be approximately $8.7 million.
As of June 30, 2025 there have been no other material changes outside the ordinary course of business to our leases since December 31, 2024. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
11. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of June 30, 2025, shares up to a value of $5.5 million may yet be repurchased under our plan.
During the three and six months ended June 30, 2025, the Company did not repurchase any shares of our common stock. During the three and six months ended June 30, 2024, the Company repurchased 86,346 shares of our common stock at an average price of $12.45 per share, including commissions, for an aggregate purchase price of $1.1 million under our share repurchase plan.
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
Based on our analyses, the CTFs, Private Funds, Zarvona Energy Fund II-A and WEBs (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds®, InvestCloud, Vista, Zarvona Energy Fund GP, TXSE and Ridgeline are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in all of these entities commensurate with market rates. As of June 30, 2025 and December 31, 2024, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Condensed Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, and concluded that we do not qualify as a primary beneficiary for those entities. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities, and we concluded that we do not. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs into our Condensed Consolidated Financial Statements for the periods ending June 30, 2025 and December 31, 2024.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 5 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fee Revenues	$7.7	$7.8	$15.8	$15.6

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

The following table displays the AUM, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Condensed Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of June 30, 2025
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,924
Common Trust Funds	698
Private Funds	184	$0.2	$0.2
Private Equity	—	5.4	5.4
All other assets:
Wealth Management	3,466
Institutional	9,069
Total Assets Under Management	$17,341

13. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three and six months ended June 30, 2025 and June 30, 2024, the Company earned immaterial fees from the affiliated funds.
14. SUBSEQUENT EVENTS
Dividend Declared
On August 8, 2025, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on October 1, 2025 to stockholders of record on September 2, 2025.

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
Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C. and Salient Advisors, L.P. and Broadmark Asset Management LLC (each of which is an SEC-registered investment advisor and referred to hereinafter together as "Westwood Management") and Westwood Trust. Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individuals and clients of Westwood Trust.
Westwood Trust provides trust and custodial services and participation in common trust funds to institutions and high net worth individuals.
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $17.3 billion and AUA of approximately $0.9 billion at June 30, 2025. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
(Gain) loss from change in fair value of contingent consideration
(Gain) loss from change in fair value of contingent consideration consists of fair value adjustments related to contingent consideration from our 2022 acquisition of Salient Partners, L.P. (the "Salient Acquisition"), with gains representing reductions in value and losses representing increases in value.
Net Investment Income
Net investment income primarily includes interest and dividend income on fixed income securities and money market funds.
Other Income
Other income primarily consists of income from the sublease of a portion of our corporate offices.
Firm-wide Assets Under Management
Firm-wide assets under management of $18.3 billion at June 30, 2025 consisted of $17.3 billion of AUM and $0.9 billion of AUA.
AUM increased $1.5 billion to $17.3 billion at June 30, 2025 compared with $15.8 billion at June 30, 2024. The average of beginning and ending AUM for the second quarter of 2025 was $17.2 billion compared to $16.0 billion for the second quarter of 2024.
The following table displays AUM as of June 30, 2025 and 2024 (in millions):

	As of June 30,
	2025	2024	Change
Institutional(1)	$9,241	$7,649	21%
Wealth Management(2)	4,176	4,184	0
Mutual Funds(3)	3,924	3,943	0
Total AUM	$17,341	$15,776	10%

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
Roll-Forward of Assets Under Management

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Institutional
Beginning of period assets	$8,985	$7,742	$8,301	$7,215
Inflows	251	277	1,217	546
Outflows	(311)	(291)	(491)	(540)
Net client flows	(60)	(14)	726	6
Market appreciation (depreciation)	316	(79)	214	457
Net change	256	(93)	940	463
End of period assets	$9,241	$7,649	$9,241	$7,678

Wealth Management
Beginning of period assets	$4,107	$4,219	$4,391	$4,140
Inflows	65	72	115	141
Outflows	(203)	(142)	(382)	(281)
Net client flows	(138)	(70)	(267)	(140)
Market appreciation (depreciation)	207	35	52	164
Net change	69	(35)	(215)	24
End of period assets	$4,176	$4,184	$4,176	$4,164

Mutual Funds
Beginning of period assets	$3,891	$4,189	$3,915	$4,104
Inflows	151	147	361	358
Outflows	(184)	(386)	(409)	(716)
Net client flows	(33)	(239)	(48)	(358)
Market appreciation (depreciation)	66	(7)	57	197
Net change	33	(246)	9	(161)
End of period assets	$3,924	$3,943	$3,924	$3,943

Total AUM
Beginning of period assets	$16,983	$16,150	$16,607	$15,459
Inflows	467	496	1,693	1,045
Outflows	(698)	(819)	(1,282)	(1,537)
Net client flows	(231)	(323)	411	(492)
Market appreciation (depreciation)	589	(51)	323	818
Net change	358	(374)	734	326
End of period assets	$17,341	$15,776	$17,341	$15,785

Three months ended June 30, 2025 compared to the three months ended June 30, 2024
The change in AUM for the three months ended June 30, 2025 was due to market appreciation of $0.6 billion offset by net outflows of $0.2 billion.
The change in AUM for the three months ended June 30, 2024 was due to net outflows of $0.3 billion.
Six months ended June 30, 2025 compared to the six months ended June 30, 2024
The $0.7 billion increase in AUM for the six months ended June 30, 2025 was due to net inflows of $0.4 billion and market appreciation of $0.3 billion. Net inflows were primarily related to our SmallCap Value strategy.

The $0.3 billion increase in AUM for the six months ended June 30, 2024 was due to market appreciation of $0.8 billion offset by net outflows of $0.5 billion. Net outflows were primarily related to our LargeCap Value strategy.
Roll-Forward of Assets Under Advisement

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Assets Under Advisement
Beginning of period assets	$967	$1,044	$960	$1,079
Inflows	31	20	82	51
Outflows	(44)	(71)	(96)	(182)
Net client flows	(13)	(51)	(14)	(131)
Market appreciation (depreciation)	(15)	(5)	(7)	40
Net change	(28)	(56)	(21)	(91)
End of period assets	$939	$988	$939	$988
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Operations contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Revenues:
Advisory fees: asset-based	$17,955	$17,139	5%	$35,686	$33,956	5%
Trust fees: asset-based	5,069	5,227	(3)	10,498	10,340	2
Other, net	96	322	(70)	188	1,124	(83)
Total revenues	23,120	22,688	2	46,372	45,420	2
Expenses:
Employee compensation and benefits	13,472	13,638	(1)	27,973	28,349	(1)
Sales and marketing	657	755	(13)	1,417	1,383	2
Westwood mutual funds	957	855	12	1,854	1,576	18
Information technology	2,704	2,350	15	5,371	4,640	16
Professional services	1,486	1,450	2	3,099	2,939	5
General and administrative	2,976	3,011	(1)	5,858	5,912	(1)%
Loss from change in fair value of contingent consideration	—	4,807	(100)	—	1,858	(100)%
Total expenses	22,252	26,866	(17)	45,572	46,657	(2)%
Net operating income (loss)	868	(4,178)	(121)	800	(1,237)	(165)%
Net investment income	343	548	(37)	726	1,003	(28)%
Other income	257	224	15	534	409	31%
Income (loss) before income taxes	1,468	(3,406)	(143)	2,060	175	1077%
Income tax provision	437	(1,193)	(137)	552	222	149%
Net income (loss)	$1,031	$(2,213)	(147)%	$1,508	$(47)	(3309)%
Less: income (loss) attributable to noncontrolling interest	12	30	(60)%	11	(100)	(111)%
Income (loss) attributable to Westwood Holdings Group, Inc.	$1,019	$(2,243)	(145)%	$1,497	$53	2725%
_________________________

NM    Not meaningful
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Total revenues. Total revenues for the three months ended June 30, 2025 were higher than revenues for the three months ended June 30, 2024 due to higher average AUM.
Loss from change in fair value of contingent consideration. In 2024 we recorded a loss of $4.8 million upon remeasurement of contingent consideration due to positive changes in growth projections following asset appreciation and asset flows in the period.
Income tax provision. Our effective income tax rate differed from the 21% statutory rate for the three months ended June 30, 2025 due to permanent differences related to executive compensation. Our effective income tax rate differed from the 21% statutory rate for the three months ended June 30, 2024 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Total revenues. Total revenues for the six months ended June 30, 2025 were higher than revenues for the six months ended June 30, 2024 due to higher average AUM.
Information technology. Information technology costs for the six months ended June 30, 2025 increased $0.7 million compared to the six months ended June 30, 2024 primarily due to additional investment resource tools and software licenses.
Loss from change in fair value of contingent consideration. In 2024 we recorded a loss of $1.9 million upon remeasurement of contingent consideration from the 2022 Salient Acquisition primarily due to positive changes in growth projections and revised asset flow expectations.
Income tax provision. Our effective tax rate for the six months ended June 30, 2025 differed from the 21% statutory rate for 2025 due to permanent differences related to executive compensation. Our effective tax rate for the six months ended June 30, 2024 differed from the 21% statutory rate due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
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
We define Economic Earnings (Loss) as income (loss) attributable to Westwood Holdings Group, Inc. plus non-cash equity-based compensation expense, amortization of intangible assets and deferred taxes related to goodwill. Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings (Loss) because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. Although gains and losses from changes in the fair value of contingent consideration are non-cash, we do not add or subtract those back when calculating Economic Earnings (Loss) because gains and losses on changes in the fair value of contingent consideration are considered regular following an acquisition. In addition, we do not adjust Economic Earnings (Loss) for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings (Loss) divided by diluted weighted average shares outstanding.
The following tables (in thousands, except share and per share amounts) provide a reconciliation of income attributable to Westwood Holdings Group, Inc. to Economic Earnings (Loss) and Economic Earnings (Loss) by segment. We have included the tax impact of adjustments for all periods presented.

	Three Months Ended June 30,		Change	Six Months Ended June 30,
	2025	2024		2025	2024	Change
Income (loss) attributable to Westwood Holdings Group, Inc.	$1,019	$(2,243)	(145)%	$1,497	$53	2,725%
Stock-based compensation expense	1,295	1,397	(7)	2,622	2,912	(10)
Intangible amortization	1,037	1,032	—	2,082	2,074	—
Tax benefit from goodwill amortization	136	156	(13)	260	281	(7)
Tax impacts of adjustments to GAAP income	(695)	(850)	(18)	(1,155)	(2,816)	(59)
Economic Earnings (Loss)	$2,792	$(508)	(650)%	$5,306	$2,504	112%
Earnings (loss) per share	$0.12	$(0.27)	(144)%	$0.17	$0.01	1600%
Stock-based compensation expense	0.15	0.17	(12)	0.30	0.35	(14)
Intangible amortization	0.11	0.12	(8)	0.23	0.24	(4)
Tax benefit from goodwill amortization	0.02	0.02	—	0.03	0.03	—
Tax impacts of adjustments to GAAP income	(0.08)	(0.10)	(20)	(0.13)	(0.33)	(61)
Economic Earnings (Loss) per share	$0.32	$(0.06)	(633)%	$0.60	$0.30	100%
Diluted weighted average shares outstanding	8,813,606	8,218,596		8,798,092	8,438,431

Economic Earnings by Segment:
Advisory	$5,125	$4,817	6%	$9,971	$7,940	26%
Trust	883	1,005	(12)	1,926	1,498	29
Westwood Holdings	(3,216)	(6,330)	(49)	(6,591)	(6,934)	(5)
Consolidated	$2,792	$(508)	(650)%	$5,306	$2,504	112%

Liquidity and Capital Resources
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders or for deferred contingent consideration payments. We had no debt as of June 30, 2025 and December 31, 2024. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and liquid investments of $33.1 million and $44.6 million as of June 30, 2025 and December 31, 2024, respectively.
During the six months ended June 30, 2025, cash flow provided by operating activities was $2.4 million, which included net sales of investments of $8.0 million, reductions in compensation and benefits payable of $5.2 million and contingent consideration of $4.4 million following the final payment for the revenue retention earn-out. During the six months ended June 30, 2024, cash flow provided by operating activities was $11.7 million, which included net sales of current investments of $11.4 million, partially to pay compensation and benefits payable, and a reduction in compensation and benefits payable of $4.2 million.
Cash flow used in investing activities during the six months ended June 30, 2025 was related to the purchase of investments and internally developed software. Cash flow used in investing activities during the six months ended June 30, 2024 was related to the purchase of investments.
Cash flows used in financing activities of $4.4 million for the six months ended June 30, 2025 reflected the payment of dividends, restricted stock returned for the payment of taxes and deferred contingent consideration payments. Cash flows used in financing activities of $6.8 million for the six months ended June 30, 2024 reflected the payment of dividends, deferred contingent consideration payments, purchases of treasury stock and restricted stock returned for the payment of taxes.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in "Cash and cash equivalents" and

"Investments, at fair value" in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2025, Westwood Trust had approximately $11.9 million in excess of its minimum capital requirement.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. During the three months ended June 30, 2025, the Company did not repurchase any shares of our common stock.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form S-8 filed with the SEC on September 28, 2022)

3.2	Certificate of Amendment to Certificate of Formation of Westwood Holdings Group, Inc. (incorporated by reference to the Form 8-K filed with the SEC on December 2, 2024)

3.3	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on November 2, 2021)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)

10.1*	Eighteenth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of June 24, 2025

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 8, 2025	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer