Form 10-Q
period 2025-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2025-10-30
CIK 1165002

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
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 22, 2025: 9,408,130.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$21,604	$18,847
Accounts receivable	14,570	14,453
Investments, at fair value (amortized cost of $18,354 and $26,788)	19,729	27,694
Investments under measurement alternative	14,697	10,747
Equity method investments	4,263	4,250
Income taxes receivable	—	295
Other assets	7,647	6,780
Goodwill	39,501	39,501
Deferred income taxes	2,556	2,244
Operating lease right-of-use assets	9,841	2,559
Intangible assets, net	18,981	21,668
Property and equipment, net of accumulated depreciation of $8,821 and $8,424	657	951
Total assets	$154,046	$149,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$5,436	$6,413
Dividends payable	2,579	2,466
Compensation and benefits payable	8,808	10,924
Operating lease liabilities	10,323	3,197
Income taxes payable	921	—
Contingent consideration	—	4,657
Total liabilities	28,067	27,657
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,391,817 and 12,137,080, respectively and outstanding 9,408,125 and 9,234,575, respectively	124	122
Additional paid-in capital	204,897	202,239
Treasury stock, at cost – 2,983,692 and 2,902,505 shares, respectively	(89,612)	(88,277)
Retained earnings	8,489	6,207
Total Westwood Holdings Group, Inc. stockholders’ equity	123,898	120,291
Noncontrolling interest in consolidated subsidiary	2,081	2,041
Total equity	125,979	122,332
Total liabilities and stockholders' equity	$154,046	$149,989

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Advisory fees:
Asset-based	$18,887	$17,774	$54,573	$51,730
Trust fees	5,416	5,447	15,914	15,787
Other, net	(14)	498	174	1,622
Total revenues	24,289	23,719	70,661	69,139
EXPENSES:
Employee compensation and benefits	13,286	13,572	41,259	41,921
Sales and marketing	633	644	2,050	2,027
Westwood funds	1,101	798	2,955	2,374
Information technology	2,893	2,572	8,264	7,212
Professional services	1,593	1,812	4,692	4,751
General and administrative	2,774	2,991	8,632	8,903
Loss from change in fair value of contingent consideration	—	1,824	—	3,682
Total expenses	22,280	24,213	67,852	70,870
Net operating income (loss)	2,009	(494)	2,809	(1,731)
Net change in unrealized appreciation (depreciation) on private investments	1,932	—	1,932	—
Net investment income	459	587	1,185	1,590
Other income	292	374	826	783
Income before income taxes	4,692	467	6,752	642
Income tax provision	963	308	1,515	530
Net income	$3,729	$159	$5,237	$112
Less: income (loss) attributable to noncontrolling interest	30	54	41	(46)
Income attributable to Westwood Holdings Group, Inc.	$3,699	$105	$5,196	$158
Earnings per share:
Basic	$0.44	$0.01	$0.62	$0.02
Diluted	$0.41	$0.01	$0.59	$0.02
Weighted average shares outstanding:
Basic	8,418,174	8,123,714	8,359,584	8,140,664
Diluted	8,941,347	8,488,372	8,846,168	8,448,629

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2025 and 2024
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, June 30, 2025	9,408,125	$124	$203,594	$(89,612)	$6,200	$2,052	$122,358
Net income	—	—	—	—	3,700	29	3,729
Dividends declared ($0.15 per share)	—	—	—	—	(1,411)	—	(1,411)
Stock-based compensation expense	—	—	1,303	—	—	—	1,303
Balance, September 30, 2025	9,408,125	$124	$204,897	$(89,612)	$8,489	$2,081	$125,979

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, June 30, 2024	9,293,447	$123	$202,064	$(88,005)	$4,339	$1,945	$120,466
Net income	—	—	—	—	105	54	159
Dividends declared ($0.15 per share)	—	—	(1,226)	—	(151)	—	(1,377)
Stock-based compensation expense	—	—	1,409	—	—	—	1,409
Purchases of treasury stock	(21,879)	—	—	(273)	—	—	(273)
Balance, September 30, 2024	9,271,568	$123	$202,247	$(88,278)	$4,293	$1,999	$120,384

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2024	9,234,575	$122	$202,239	$(88,277)	$6,207	$2,041	$122,332
Net income	—	—	—	—	5,197	40	5,237
Issuance of restricted stock, net of forfeitures	254,737	2	(2)	—	—	—	—
Dividends declared ($0.45 per share)	—	—	(1,265)	—	(2,915)	—	(4,180)
Stock-based compensation expense	—	—	3,925	—	—	—	3,925
Restricted stock returned for payment of taxes	(81,187)	—	—	(1,335)	—	—	(1,335)
Balance, September 30, 2025	9,408,125	$124	$204,897	$(89,612)	$8,489	$2,081	$125,979

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2023	9,140,760	$119	$201,622	$(85,990)	$4,650	$2,045	$122,446
Net income (loss)	—	—	—	—	158	(46)	112
Issuance of restricted stock, net of forfeitures	317,336	4	(4)	—	—	—	—
Dividends declared ($0.45 per share)	—	—	(3,692)	—	(515)	—	(4,207)
Stock-based compensation expense	—	—	4,321	—	—	—	4,321
Purchases of treasury stock	(108,225)	—	—	(1,348)	—	—	(1,348)
Restricted stock returned for payment of taxes	(78,303)	—	—	(940)	—	—	(940)
Balance, September 30, 2024	9,271,568	$123	$202,247	$(88,278)	$4,293	$1,999	$120,384

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,237	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	376	464
Amortization of intangible assets	3,143	3,085
Net change in unrealized (appreciation) depreciation on investments	(1,840)	(917)
Stock-based compensation expense	3,925	4,321
Deferred income taxes	(312)	(864)
Non-cash lease expense	851	831
Fair value change of contingent consideration	—	3,682
Change in operating assets and liabilities:
Accounts receivable	(117)	(202)
Other assets	(867)	(644)
Accounts payable and accrued liabilities	(1,006)	(1,192)
Compensation and benefits payable	(2,115)	(1,254)
Income taxes receivable and payable	1,216	(434)
Other liabilities	(949)	(1,041)
Net sales of trading securities	7,842	6,267
Contingent consideration	(4,442)	—
Net cash provided by operating activities	10,942	12,214
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(82)	(34)
Purchase of investments	(2,000)	(1,500)
Additions to internally developed software	(449)	—
Net cash used in investing activities	(2,531)	(1,534)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(1,348)
Restricted stock returned for payment of taxes	(1,335)	(940)
Payment of contingent consideration in acquisition	(201)	(1,815)
Cash dividends paid	(4,118)	(4,209)
Net cash used in financing activities	(5,654)	(8,312)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,757	2,368
Cash and cash equivalents, beginning of period	18,847	20,422
Cash and cash equivalents, end of period	$21,604	$22,790
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$609	$1,817
Accrued dividends	$2,579	$2,336
Operating lease assets obtained in exchange for operating lease liabilities	$8,133	$—

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
Recent Accounting Pronouncements
Income Taxes
On January 1, 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), became effective and requires, among other things, greater disaggregation of information in the rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. ASU 2023-09 affects financial statement disclosure only, which is not required until year end 2025 and, as a result, does not affect our results of operations or financial condition.
Income Statement Reporting
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are in the process of analyzing the impact of this ASU on our condensed consolidated financial statements.
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 is intended to simplify the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. We are in the process of analyzing the impact of this ASU on our condensed consolidated financial statements.
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
Revenue Disaggregated
The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advisory Fees:
Institutional	$10,946	$10,301	$31,826	$29,490
Mutual Funds	7,134	6,852	20,710	20,619
Wealth Management	807	621	2,037	1,621
Trust Fees	5,416	5,447	15,914	15,787
Other, net	(14)	498	174	1,622
Total revenues	$24,289	$23,719	$70,661	$69,139

The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended September 30, 2025	Advisory	Trust	Other	Total
Canada	$166	$—	$—	$166
United States	18,721	5,416	(14)	24,123
Total	$18,887	$5,416	$(14)	$24,289

Three Months Ended September 30, 2024	Advisory	Trust	Other	Total
Canada	$246	$—	$—	$246
United States	17,528	5,447	498	23,473
Total	$17,774	$5,447	$498	$23,719

Nine Months Ended September 30, 2025	Advisory	Trust	Other	Total
Canada	$626	$—	$—	$626
United States	53,947	15,914	174	70,035
Total	$54,573	$15,914	$174	$70,661

Nine Months Ended September 30, 2024	Advisory	Trust	Other	Total
Canada	$763	$—	$—	$763
United States	50,967	15,787	1,622	68,376
Total	$51,730	$15,787	$1,622	$69,139

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

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Three Months Ended September 30, 2025
Net fee revenues from external sources	$18,887	$5,416	$—	$—	$24,303
Net intersegment revenues	1,567	37	—	(1,604)	—
Other, net	(14)	—	—	—	(14)
Total revenues	$20,440	$5,453	$—	$(1,604)	$24,289
Interest income	$148	$128	$—	$—	$276
Net income (loss)	$6,230	$893	$(3,394)	$—	$3,729
Segment assets	$324,684	$46,177	$23,009	$(239,824)	$154,046
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,263	$—	$—	$—	$4,263
Segment expenditures for long-lived assets	$5	$16	$61	$—	$82

Three Months Ended September 30, 2024
Net fee revenues from external sources	$17,774	$5,447	$—	$—	$23,221
Net intersegment revenues	1,381	36	—	(1,417)	—
Other, net	496	2	—	—	498
Total revenues	$19,651	$5,485	$—	$(1,417)	$23,719
Interest income	$301	$139	$—	$—	$440
Net income (loss)	$4,822	$553	$(5,216)	$—	$159
Segment assets	$301,975	$46,809	$14,462	$(211,745)	$151,501
Segment goodwill	$23,100	$16,401	$—	$—	$39,501
Segment equity-method investments	$4,211	$—	$—	$—	$4,211
Segment expenditures for long-lived assets	$8	$—	$26	$—	$34

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

(in thousands)	Advisory	Trust	Westwood Holdings	Eliminations	Consolidated
Nine Months Ended September 30, 2025
Net fee revenues from external sources	$54,573	$15,914	$—	$—	$70,487
Net intersegment revenues	4,612	115	—	(4,727)	—
Other, net	174	—	—	—	174
Total revenues	$59,359	$16,029	$—	$(4,727)	$70,661
Interest income	$462	$396	$—	$—	$858
Net income (loss)	$13,786	$2,171	$(10,720)	$—	$5,237

Nine Months Ended September 30, 2024
Net fee revenues from external sources	$51,730	$15,787	$—	$—	$67,517
Net intersegment revenues	4,403	149	—	(4,552)	—
Other, net	1,620	2	—	—	1,622
Total revenues	$57,753	$15,938	$—	$(4,552)	$69,139
Interest income	$818	$369	$—	$—	$1,187
Net income (loss)	$11,550	$1,753	$(13,191)	$—	$112

5. INVESTMENTS
Our investments consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Investments at fair value	$19,729	$27,694
Investments under measurement alternative	14,697	10,747
Equity method investments	4,263	4,250
Total investments	$38,689	$42,691
Investments at Fair Value
Investments carried at fair value are presented in the table below (in thousands):

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025:
U.S. Government securities	$7,240	$284	$(80)	$7,444
Money market funds	8,800	174	—	8,974
Equity funds	595	355	(127)	823
Equities	321	102	(108)	315
Exchange-traded bond funds	148	2	—	150
Total trading securities	17,104	917	(315)	17,706
Private investment funds	1,028	1,025	(30)	2,023
Total investments carried at fair value	$18,132	$1,942	$(345)	$19,729

December 31, 2024:
U.S. Government securities	$15,859	$263	$(66)	$16,056
Money market funds	7,629	174	—	7,803
Equity funds	1,432	318	(132)	1,618
Equities	183	69	(108)	144
Exchange-traded bond funds	129	—	(2)	127
Total trading securities	25,232	824	(308)	25,748
Private investment funds	1,556	402	(12)	1,946
Total investments carried at fair value	$26,788	$1,226	$(320)	$27,694

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
During the three and nine months ended September 30, 2025 we recorded an unrealized gain of approximately $2.0 million for our investment in TXSE Group Inc ("TXSE") following observable price changes in the third quarter of 2025. No impairments of these investments were recorded during the three and nine months ended September 30, 2025 or September 30, 2024. Balances are shown below (in thousands):

Investment:	September 30, 2025	December 31, 2024
InvestCloud, Inc.	$4,455	$4,455
Vista Bancshares, Inc.	2,792	2,792
WEBs - preferred stock	2,799	1,799
WEBs - call option	201	201
TXSE	3,450	1,500
Ridgeline, Inc.	1,000	—
Total investments under measurement alternative	$14,697	$10,747
Equity Method Investments
These investments represent ownership interests in non-controlled partnerships and are measured based on our share of the net earnings or losses of the investee. Investment balances are included in “Equity method investments” on our Condensed Consolidated Balance Sheets and our proportionate share of the investee's earnings and losses are included in our

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

Condensed Consolidated Statements of Operations under "Other income." Balances are shown below (in thousands):

	September 30, 2025		December 31, 2024
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,513	50.0%	$3,524	50.0%
Zarvona Energy Fund II-A, L.P.	731	0.5%	707	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,263		$4,250
6. FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – significant unobservable inputs where there is little or no market activity
Our investments in InvestCloud, Vista, WEBs, TXSE and Ridgeline, discussed in Note 5 “Investments,” are excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for those investments.
The following table summarizes the values of our investments measured at fair value on a recurring basis within the fair value hierarchy as of the dates indicated (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of September 30, 2025:
Investments in trading securities	$17,556	$150	$—	$—	$17,706
Private investment funds	—	—	—	2,023	2,023
Total assets measured at fair value	$17,556	$150	$—	$2,023	$19,729

As of December 31, 2024:
Investments in trading securities	$25,748	$—	$—	$—	$25,748
Private investment fund	—	—	—	1,946	1,946
Total assets measured at fair value	$25,748	$—	$—	$1,946	$27,694
Salient Acquisition contingent consideration	—	—	$4,657	—	$4,657
Total liabilities measured at fair value	$—	$—	$4,657	$—	$4,657
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
The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

	Fair Value using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$—	$10,176	$4,657	$10,133
Payments	—	—	$(4,657)	(1,815)
Total losses included in earnings	—	1,824	—	3,682
Ending balance	$—	$12,000	$—	$12,000
The final payment for the revenue retention earn-out was made in the first quarter of 2025.
The September 30, 2025 contingent consideration fair value of the growth earn-out was valued based upon updated revenue growth projections following changes in asset values and revised asset flow expectations. The fair value of contingent consideration related to the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3, the weighted averages represent the output of the Monte Carlo simulation models:

		Range
As of September 30, 2025:	Unobservable Input	Low	High	Weighted Average Rate
Growth earn-out	Discount rate	6.5%	7.0%	6.8%
	Volatility	1.6%	11.6%	6.6%
		Range
As of December 31, 2024:	Unobservable Input	Low	High	Weighted Average Rate
Growth earn-out	Discount rate	7.0%	7.5%	7.3%
	Volatility	1.9%	11.9%	6.9%
7. INCOME TAXES
Our effective income tax rate three and nine months ended September 30, 2025 approximated the 21% statutory rate.
Our effective income tax rate differed from the 21% statutory rate for the three and nine months ended September 30, 2024 due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
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
There were no anti-dilutive restricted shares outstanding for the three months ended September 30, 2025 and September 30, 2024, respectively. There were approximately 7,000 and 9,000 anti-dilutive restricted shares outstanding for the nine months ended September 30, 2025 and September 30, 2024, respectively.

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income attributable to Westwood Holdings Group, Inc.	$3,699	$105	$5,196	$158
Weighted average shares outstanding - basic	8,418,174	8,123,714	8,359,584	8,140,664
Dilutive potential shares from unvested restricted shares	523,173	364,658	486,584	307,965
Weighted average shares outstanding - diluted	8,941,347	8,488,372	8,846,168	8,448,629
Earnings per share:
Basic	$0.44	$0.01	$0.62	$0.02
Diluted	$0.41	$0.01	$0.59	$0.02

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities at the date of acquisition. Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our most recent annual goodwill impairment assessment during the third quarter of 2025 and determined that no goodwill impairment related to the Advisory or Trust segment was required. No goodwill impairments were recorded during the three and nine months ended September 30, 2025 or September 30, 2024.
Goodwill balances were as follows (in thousands):

Balance at:	Trust Segment	Advisory Segment	Total
December 31, 2024	$16,401	$23,100	$39,501
September 30, 2025	$16,401	$23,100	$39,501
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and nine months ended September 30, 2025 or September 30, 2024.
Amortization expense, which is included in “General and administrative” expense on our Condensed Consolidated Statements of Operations, was $1.1 million and $1.0 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $3.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
10. LEASES
On June 24, 2025, we renewed our office lease for approximately 30,000 square feet located in Dallas, Texas. This lease is expected to commence in the second quarter of fiscal 2026 for a term of 11.4 years. Our total obligation for the base rent will be approximately $8.7 million.
As of September 30, 2025 there have been no other material changes outside the ordinary course of business to our leases since December 31, 2024. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
11. STOCKHOLDERS' EQUITY
Share Repurchase Program

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

As of September 30, 2025, shares up to a value of $5.5 million may yet be repurchased under our plan.
During the three and nine months ended September 30, 2025, the Company did not repurchase any shares of our common stock. During the three months ended September 30, 2024, the Company repurchased 21,879 shares of our common stock at an average price of $12.50 per share, including commissions, for an aggregate purchase price of $0.3 million under our share repurchase plan. During the nine months ended September 30, 2024, the Company repurchased 108,225 shares of our common stock at an average price of $12.46 per share, including commissions, for an aggregate purchase price of $1.3 million under our share repurchase plan.
12. VARIABLE INTEREST ENTITIES
We evaluated (i) our relationship as sponsor of the Common Trust Funds (“CTFs”) and managing member of the private equity funds Westwood Hospitality, Westwood Technology Opportunities Fund I, LP and Westwood Energy Secondaries (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud, Vista, Zarvona Energy Fund GP, Zarvona Energy Fund II-A, WEBs TXSE and Ridgeline as discussed in Note 5 “Investments” (“Private Equity”) to determine whether each of these entities is a variable interest entity (“VIE”) or voting ownership entity (“VOE”).
Based on our analyses, the CTFs, Private Funds, Zarvona Energy Fund II-A and WEBs (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds®, InvestCloud, Vista, Zarvona Energy Fund GP, TXSE and Ridgeline are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in all of these entities commensurate with market rates. As of September 30, 2025 and December 31, 2024, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Condensed Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, and concluded that we do not qualify as a primary beneficiary for those entities. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities, and we concluded that we do not. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs into our Condensed Consolidated Financial Statements for the periods ending September 30, 2025 and December 31, 2024.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 5 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fee Revenues	$8.7	$8.0	$24.5	$23.6

The following tables display the AUM, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Condensed Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

millions):

	As of September 30, 2025
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,994
Common Trust Funds	698
Private Funds	205	$0.2	$0.2
Private Equity	—	8.3	8.3
All other assets:
Wealth Management	3,611
Institutional	8,841
Total Assets Under Management	$17,349

	As of December 31, 2024
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,915	$—	$—
Common Trust Funds	739	$—	$—
Private Funds	92	$0.3	$0.3
Private Equity	—	$7.3	$7.3

All other assets:
Wealth Management	3,327
Institutional	8,534
Total AUM	$16,607

13. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three and nine months ended September 30, 2025 and September 30, 2024, the Company earned immaterial fees from the affiliated funds.
14. SUBSEQUENT EVENTS
Dividend Declared
On October 30, 2025, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on January 2, 2026 to stockholders of record on December 1, 2025.

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
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $17.3 billion and AUA of approximately $1.0 billion at September 30, 2025. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
Westwood Funds
Expenses for Westwood funds relate to our marketing, distribution and administration of the Westwood Funds® mutual funds and ETFs.
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
Net change in unrealized appreciation (depreciation) on private investments
Net change in unrealized appreciation (depreciation) on private investments includes changes in the value of our privately held investments.
Net Investment Income
Net investment income primarily includes interest and dividend income on fixed income securities and money market funds.
Other Income
Other income primarily consists of income from the sublease of a portion of our corporate offices.
Firm-wide Assets Under Management
Firm-wide assets under management of $18.3 billion at September 30, 2025 consisted of $17.3 billion of AUM and $1.0 billion of AUA.
AUM increased $0.5 billion to $17.3 billion at September 30, 2025 compared with $16.8 billion at September 30, 2024. The average of beginning and ending AUM ("average AUM") for the third quarter of 2025 was $17.3 billion compared to $16.3 billion for the third quarter of 2024.
The following table displays AUM as of September 30, 2025 and 2024 (in millions):

	As of September 30,
	2025	2024	Change
Institutional(1)	$9,032	$8,454	7%
Wealth Management(2)	4,323	4,386	(1)
Mutual Funds(3)	3,994	3,912	2
Total AUM	$17,349	$16,752	4%

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
Roll-Forward of Assets Under Management

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Institutional
Beginning of period assets	$9,241	$7,649	$8,301	$7,215
Inflows	78	475	1,295	1,019
Outflows	(618)	(241)	(1,109)	(781)
Net client flows	(540)	234	186	238
Market appreciation (depreciation)	331	571	545	1,001
Net change	(209)	805	731	1,239
End of period assets	$9,032	$8,454	$9,032	$8,454

Wealth Management
Beginning of period assets	$4,176	$4,184	$4,391	$4,140
Inflows	80	52	195	195
Outflows	(153)	(96)	(535)	(377)
Net client flows	(73)	(44)	(340)	(182)
Market appreciation (depreciation)	220	246	272	428
Net change	147	202	(68)	246
End of period assets	$4,323	$4,386	$4,323	$4,386

Mutual Funds
Beginning of period assets	$3,924	$3,943	$3,915	$4,104
Inflows	164	150	525	509
Outflows	(222)	(447)	(631)	(1,163)
Net client flows	(58)	(297)	(106)	(654)
Market appreciation (depreciation)	128	266	185	462
Net change	70	(31)	79	(192)
End of period assets	$3,994	$3,912	$3,994	$3,912

Total AUM
Beginning of period assets	$17,341	$15,776	$16,607	$15,459
Inflows	322	677	2,015	1,723
Outflows	(993)	(784)	(2,275)	(2,321)
Net client flows	(671)	(107)	(260)	(598)
Market appreciation (depreciation)	679	1,083	1,002	1,891
Net change	8	976	742	1,293
End of period assets	$17,349	$16,752	$17,349	$16,752

Three months ended September 30, 2025 compared to the three months ended September 30, 2024
The change in AUM for the three months ended September 30, 2025 was due to market appreciation of $0.7 billion offset by net outflows of $0.7 billion. Net outflows were primarily related to our LargeCap Value strategy.
The change in AUM for the three months ended September 30, 2024 was due to market appreciation of $1.1 billion offset by net outflows of $0.1 billion.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The $0.7 billion increase in AUM for the nine months ended September 30, 2025 was due to market appreciation of $1.0 billion offset by net outflows of $0.3 billion. Net outflows were primarily related to our LargeCap Value strategy.
The $1.3 billion increase in AUM for the nine months ended September 30, 2024 was due to market appreciation of $1.9 billion offset by net outflows of $0.6 billion. Net outflows were primarily related to our LargeCap Value strategy.
Roll-Forward of Assets Under Advisement

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Assets Under Advisement
Beginning of period assets	$939	$988	$960	$1,079
Inflows	22	25	104	76
Outflows	(25)	(91)	(121)	(273)
Net client flows	(3)	(66)	(17)	(197)
Market appreciation (depreciation)	30	39	23	79
Net change	27	(27)	6	(118)
End of period assets	$966	$961	$966	$961
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Operations contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Revenues:
Advisory fees: asset-based	$18,887	$17,774	6%	$54,573	$51,730	5%
Trust fees: asset-based	5,416	5,447	(1)	15,914	15,787	1
Other, net	(14)	498	(103)	174	1,622	(89)
Total revenues	24,289	23,719	2	70,661	69,139	2
Expenses:
Employee compensation and benefits	13,286	13,572	(2)	41,259	41,921	(2)
Sales and marketing	633	644	(2)	2,050	2,027	1
Westwood funds	1,101	798	38	2,955	2,374	24
Information technology	2,893	2,572	12	8,264	7,212	15
Professional services	1,593	1,812	(12)	4,692	4,751	(1)
General and administrative	2,774	2,991	(7)	8,632	8,903	(3)
Loss from change in fair value of contingent consideration	—	1,824	(100)	—	3,682	(100)
Total expenses	22,280	24,213	(8)	67,852	70,870	(4)
Net operating income (loss)	2,009	(494)	(507)	2,809	(1,731)	(262)
Net change in unrealized appreciation (depreciation) on private investments	1,932	—	NM	1,932	—	NM
Net investment income	459	587	(22)	1,185	1,590	(25)
Other income	292	374	(22)	826	783	5
Income before income taxes	4,692	467	905	6,752	642	952
Income tax provision	963	308	213	1,515	530	186
Net income	$3,729	$159	2,245%	$5,237	$112	4576%
Less: income (loss) attributable to noncontrolling interest	30	54	(44)%	41	(46)	(189)
Income attributable to Westwood Holdings Group, Inc.	$3,699	$105	3,423%	$5,196	$158	3189%
_________________________
NM    Not meaningful
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Total revenues. Total revenues for the three months ended September 30, 2025 were higher than revenues for the three months ended September 30, 2024 due to higher average AUM.
Information technology. Information technology costs for the three months ended September 30, 2025 increased compared to the three months September 30, 2024 primarily due to additional software subscription fees.
Westwood funds. Westwood fund expenses for the three months ended September 30, 2025 increased compared to the three months September 30, 2024 primarily due to increased administration and distribution expenses related to our ETFs, driven by higher fund assets.
Loss from change in fair value of contingent consideration. In 2024 we recorded a loss of $1.8 million upon remeasurement of contingent consideration due to positive changes in growth projections following asset appreciation and asset flows in the period.
Net change in unrealized appreciation (depreciation) on private investments. In 2025 we recorded an unrealized gain of approximately $2.0 million for our investment in TXSE following observable price changes.
Income tax provision. Our effective income tax rate three months ended September 30, 2025 approximated the 21% statutory rate. Our effective tax rate differed from the 21% statutory rate for the third quarter of 2024 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Total revenues. Total revenues for the nine months ended September 30, 2025 were higher than revenues for the nine months ended September 30, 2024 due to higher average AUM.
Westwood funds. Westwood fund expenses for the nine months ended September 30, 2025 increased compared to the three months September 30, 2024 primarily due to increased administration and distribution expenses related to our ETFs, driven by higher fund assets.
Information technology. Information technology costs for the nine months ended September 30, 2025 increased $1.1 million compared to the nine months ended September 30, 2024 primarily due to additional investment resource tools and software licenses.
Loss from change in fair value of contingent consideration. In 2024 we recorded a loss of $3.7 million upon remeasurement of contingent consideration from the 2022 Salient Acquisition primarily due to positive changes in growth projections and revised asset flow expectations.
Net change in unrealized appreciation (depreciation) on private investments. In 2025 we recorded an unrealized gain of approximately $2.0 million for our investment in TXSE following observable price changes.
Income tax provision. Our effective income tax rate nine months ended September 30, 2025 approximated the 21% statutory rate. Our effective tax rate for the nine months ended September 30, 2024 differed from the 21% statutory rate for 2024 primarily due to permanent differences between book and tax restricted stock expense based on a decrease in our stock price between the restricted stock grant and vesting dates.
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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,
	2025	2024		2025	2024	Change
Income attributable to Westwood Holdings Group, Inc.	$3,699	$105	3,423%	$5,196	$158	3,189%
Stock-based compensation expense	1,303	1,409	(8)	3,925	4,321	(9)
Intangible amortization	1,061	1,011	5	3,143	3,085	2
Tax benefit from goodwill amortization	136	156	(13)	396	437	(9)
Tax impacts of adjustments to GAAP income	(485)	(1,597)	(70)	(1,640)	(4,413)	(63)
Economic Earnings	$5,714	$1,084	427%	$11,020	$3,588	207%
Earnings per share	$0.41	$0.01	4000%	$0.59	$0.02	2850%
Stock-based compensation expense	0.15	0.17	(12)	0.44	0.50	(12)
Intangible amortization	0.11	0.12	(8)	0.37	0.37	—
Tax benefit from goodwill amortization	0.02	0.02	—	0.04	0.05	(20)
Tax impacts of adjustments to GAAP income	(0.05)	(0.19)	(74)	(0.19)	(0.52)	(63)
Economic Earnings per share	$0.64	$0.13	392%	$1.25	$0.42	198%
Diluted weighted average shares outstanding	8,941,347	8,488,372		8,846,168	8,448,629

Economic Earnings by Segment:
Advisory	$7,460	$5,393	38%	$17,431	$13,333	31%
Trust	1,232	750	64	3,158	2,248	40
Westwood Holdings	(2,978)	(5,059)	(41)	(9,569)	(11,993)	(20)
Consolidated	$5,714	$1,084	427%	$11,020	$3,588	207%

Liquidity and Capital Resources
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders or for deferred contingent consideration payments. We had no debt as of September 30, 2025 and December 31, 2024. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and liquid investments of $39.2 million and $44.6 million as of September 30, 2025 and December 31, 2024, respectively.
During the nine months ended September 30, 2025, cash flow provided by operating activities was $10.9 million, which included net sales of trading securities of $7.0 million, reductions in compensation and benefits payable of $2.1 million and contingent consideration of $4.4 million following the final payment for the revenue retention earn-out. During the nine months ended September 30, 2024, cash flow provided by operating activities was $12.2 million, which included net sales of trading securities of $6.3 million and a reduction in compensation and benefits payable of $1.3 million.
Cash flow used in investing activities during the nine months ended September 30, 2025 was related to the purchase of investments and internally developed software. Cash flow used in investing activities during the nine months ended September 30, 2024 was related to the purchase of investments.
Cash flows used in financing activities of $5.7 million for the nine months ended September 30, 2025 reflected the payment of dividends, restricted stock returned for the payment of taxes and deferred contingent consideration payments. Cash flows used in financing activities of $8.3 million for the nine months ended September 30, 2024 reflected the payment of dividends, deferred contingent consideration payments, purchases of treasury stock and restricted stock returned for the payment of taxes.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in "Cash and cash equivalents" and

"Investments, at fair value" in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2025, Westwood Trust had approximately $13.6 million in excess of its minimum capital requirement.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. During the three months ended September 30, 2025, the Company did not repurchase any shares of our common stock.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1
Eighteenth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of June 24, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2025, filed August 8, 2025)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 30, 2025	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer