Form 10-K
period 2025-12-31
WESTWOOD HOLDINGS GROUP INC
filed 2026-03-04
CIK 1165002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K
____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value on June 30, 2025 of the voting and non-voting common equity held by non-affiliates of the registrant was $98,480,184. For purposes of this calculation, the registrant has assumed that stockholders that are not officers or directors of the registrant are not affiliates of the registrant.
The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of February 27, 2026: 9,484,473.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III hereof.

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
General
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C., Salient Advisors, L.P. ("Salient Advisors") and Broadmark Asset Management LLC ("Broadmark"), (each of which is a registered investment adviser ("RIA") registered with the Securities and Exchange Commission ("SEC"), and Salient Capital, L.P., ("SCLP") an SEC-registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member, collectively referred to hereinafter together as "Westwood Management") and Westwood Trust. Westwood Holdings Group, founded in 1983, through Westwood Management, provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, other mutual funds, individual investors and clients of Westwood Trust. Westwood Trust, founded as a state-chartered trust company in 1974, provides trust, custodial and investment management services through the use of commingled funds and individual securities to institutions and high net worth individuals.
Broadmark is a San Francisco-based RIA managing and/or sub-advising mutual funds, retail and institutional separately-managed accounts. SCLP serves as a sub-placement agent for private placements. Salient Advisors is an SEC-registered investment adviser, a Commodity Futures Trading Commission ("CFTC") registered Commodity Pool Operator ("CPO") and a National Futures Association ("NFA") member. Salient Advisors is an advisor to the Westwood Salient Tactical Plus Fund, which is sub-advised by Broadmark. In January 2023 we acquired an additional 32% interest in Broadmark, increasing our ownership of Broadmark to approximately 80%, which represents a controlling interest for financial statement consolidation purposes (the "Broadmark Acquisition").
Our revenues are generally derived from fees based on a percentage of assets under management ("AUM") and assets under advisement ("AUA"). Westwood Management and Westwood Trust collectively had AUM of approximately $16.5 billion and AUA of approximately $0.9 billion at December 31, 2025.
We were incorporated under the laws of the State of Delaware on December 12, 2001. Our common stock is listed on the New York Stock Exchange under the ticker symbol "WHG." We are a holding company whose principal assets consist of the capital stock and ownership interests of our operating subsidiaries, primarily Westwood Management and Westwood Trust.
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
Strategic Investments
Over the past several years we have made a number of strategic investments, including investments in Vista Bancshares, Inc. ("Vista"), Westwood Hospitality Fund I, LLC ("Westwood Hospitality"), the TXSE Group Inc. ("TXSE") and WEBs Investments Inc. ("WEBs").
Vista offers traditional banking services and provides clients of Westwood Trust efficient access to lines of credit secured by their investment portfolios. Our partnership enables Vista to refer its clients needing more complex financial planning and investment services to Westwood Trust.
Westwood Hospitality is a private investment fund seeded via our investment that we offer to clients of Westwood Trust.

TXSE is a private company that is the parent company of the Texas Stock Exchange, a national securities exchange built and headquartered in Dallas, Texas.
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
Advisory
General
Our advisory business encompasses six distinct investment capabilities — United States ("U.S.") Value Equity, Multi-Asset, Energy and Real Assets, Tactical Absolute Return, Income Alternatives and Managed Investment Solutions ("MIS").
Westwood Management provides investment advisory services to large institutions, including corporate retirement plans, public retirement plans, endowments and foundations. Institutional separate account minimums vary by investment strategy and generally range from $10 million to $25 million. Westwood Management also provides advisory services to financial advisors, individuals, the Westwood Funds® mutual funds, Westwood ETFs, and private capital funds, as well as sub-advisory services to other mutual funds and pooled investment vehicles.
Investment Strategies
We offer high-conviction equity, outcome-oriented solutions and liquid alternatives to address a wide range of investment objectives, including five strategies each having AUM exceeding $1 billion: LargeCap Value, Income Opportunity, SmallCap Value, MLP & Energy Infrastructure and SMidCap Value.
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
MidCap Value: Investments in equity securities of approximately 50 to 80 companies benchmarked to the Russell 1000 Value Index.
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
Energy and Real Assets
Our Energy and Real Assets team employs an investment approach designed to provide access to a broad universe of energy companies with an emphasis on energy infrastructure. Energy infrastructure companies include Master Limited Partnerships ("MLPs") and midstream corporations as well as other companies involved with infrastructure connected to the production, transportation or distribution of energy. The team has the potential to take advantage of a range of energy opportunities. Our portfolio managers consider primary risk factors for midstream energy infrastructure companies to be economic conditions, equity markets, high yield spreads, volume throughput, energy demand, commodity prices and interest rates. The team monitors and discusses changes in these risk factors on a daily basis. In addition to fundamental analyses, the team utilizes quantitative models to measure valuations, momentum and other risk attributes. The investment team monitors key risk factors for each company and the overall market and positions portfolios accordingly to align with their portfolio management philosophy. The principal investment strategy currently managed by the Energy and Real Assets team is:
MLP & Energy Infrastructure: Provides access to a universe of energy infrastructure, MLPs and MLP-related companies with the potential to diversify a traditional stock/bond portfolio along with income and inflation protection.
Tactical Absolute Return
Our Tactical Absolute Return strategies are sub-advised by Broadmark. These strategies seek to deliver positive absolute returns through market cycles. We believe that tactical portfolio allocation can actively manage market exposure by adapting to economic conditions and internal market momentum. These strategies appeal to clients unwilling to be fully invested in equities during periods of intense speculation and monetary tightening within an overvalued market. We also look for market environments in which we believe investors should be fully invested or should even overweight higher beta sectors and indices. Our goal is to be in concert with the overall economic/business cycle.
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
Income Alternatives
Our Multi-Asset team manages our Alternative Income strategy, and our Real Estate team manages our Real Estate Income strategy. We believe alternative approaches to income investing can provide diversified sources of risk and return and can potentially reduce volatility. Absolute return-oriented and yield-focused strategies for investing in securities not typically found in traditional fixed income portfolios can help investors produce returns from non-traditional sources with low correlation and enhanced portfolio diversification.

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
Real Estate Income: A sector-based approach that seeks to produce a substantial income profile and attractive risk-adjusted total returns by investing across the capital stack of publicly-traded real estate investment trusts ("REITs") and other real estate-related companies. Our differentiated strategy has historically emphasized a significant exposure to preferred securities issued by REITs, however our portfolio construction routinely includes high dividend paying REIT common stocks as well as debt securities issued by REITs.
Managed Investment Solutions: Our MIS team joined us in late 2023 and focuses on tailoring investment solutions to a diverse array of individual institutional risk/reward tolerances and investment approaches. We believe that creating customized investment portfolios for clients, using a consultative approach to identify their unique needs, goals and investment objectives, can potentially lead to better outcomes over the long term. The MIS approach combines the following attributes:
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
Exchange-Traded Funds: We launched two ETFs in 2025 - Westwood Enhanced Income Opportunity ETF (YLDW) and Westwood LBRTY Global Equity ETF (BFRE). YLDW seeks to provide current income and capital appreciation from a variety of asset classes including equities, investment grade corporate bonds, high yield bonds, convertible bonds, preferred securities and other income-oriented assets with enhanced yield from option premiums. BFRE seeks to track the TOBAM LBRTY® All World Equity Index. The approach is grounded in academic research highlighting the economic advantages of democratic nations.
Our ability to grow AUM is primarily dependent on our competitive investment performance and success in building strong relationships with clients, investment consulting firms, financial intermediaries and RIAs. We continually seek to expand AUM by organically growing our current investment strategies and by adding new products as we did via our Salient Acquisition in 2022 (the "Salient Acquisition"), the acquisition of a controlling interest in Broadmark in 2023, the addition of our MIS team in 2023, and the launch of ETFs in 2024 and 2025. We will continue to focus on organic product initiatives to grow our investment strategies while considering new investment strategies via acquisitions or from third parties, as discussed under "Growth Strategy" below. Our growth strategy provides clients with more investment opportunities and diversifies our AUM and revenue sources, thereby reducing risk in any one area of investment and increasing our ability to attract new clients. Our ten largest clients accounted for approximately 20% of our fee revenues for the year ended December 31, 2025. The loss of some or all of these large clients could have a material adverse effect on our business and our results of operations.
Advisory and Sub-advisory Agreements
Westwood Management manages client accounts under investment advisory and sub-advisory agreements. Typical of the asset management industry, these agreements are usually terminable upon short notice by either party and provide for revenues based on the market value of client AUM. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended or based on a daily or monthly average of AUM for the stated period. Some clients have contractual performance-based fee arrangements, which generate additional revenues if we outperform a specified index over a specific period of time. Revenue for performance-based fees is recorded at the end of the measurement period. Revenue from advance payments is deferred and recognized over the period that services are performed. Pursuant to these agreements, Westwood provides overall investment management services, including directing investments in conformity with client-established investment objectives and restrictions. Unless otherwise directed in writing by clients, Westwood has the authority to vote all proxies with respect to securities in client portfolios.
Westwood Management is party to sub-advisory agreements with other investment advisers under which it performs similar services under advisory agreements. Our sub-advisory fees are generally computed based upon the average daily AUM and are payable on a monthly basis.

Westwood Management provides investment advisory services to the Westwood Funds® family of mutual funds:

●	Westwood Alternative Income (WMNIX)	●	Westwood Quality MidCap (WWMCX)*
●	Westwood Broadmark Tactical Plus (SBTIX)	●	Westwood Quality SmallCap (WHGSX)
●	Westwood Broadmark Tactical Growth (FTGWX)	●	Westwood Quality SMidCap (WHGMX)
●	Westwood Multi-Asset Income (WHGHX)	●	Westwood Quality Value (WHGLX)
●	Westwood Income Opportunity (WHGIX)	●	Westwood MLP & Energy Infrastructure (SMLPX)
●	Westwood Quality AllCap (WQAIX)*	●	Westwood Real Estate Income (KIFYX)
Westwood Management provides investment advisory services to the Westwood ETFs:

●	Westwood Enhanced Income Opportunity ETF (YLDW)	●	Westwood LBRTY Global Equity ETF (BFRE)*
●	Westwood Salient Enhanced Midstream Income ETF (MDST)	●	Westwood Salient Enhanced Energy Income ETF (WEEI)
As of December 31, 2025, AUM in the Westwood Funds® totaled $3.9 billion and AUM in the Westwood ETFs totaled $0.2 billion.
* Following our assessment of the commercial viability of Westwood Quality AllCap (WQAIX), Westwood Quality MidCap (WWMCX), and Westwood LBRTY Global Equity ETF (BFRE), we determined that closing and liquidating these funds was in the best interests of the funds and their shareholders. WQAIX and WWMCX were liquidated on February 24, 2026, and BFRE will be liquidated on March 6, 2026.
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
Fiduciary Services
Westwood Trust’s fiduciary services include but are not limited to - financial planning, wealth transfer planning, customizable trust services, trust administration and estate settlement. Westwood Trust also provides custodial services, tax reporting, accounting of trust income and principal, beneficiary and retiree distributions and safekeeping of assets.
Investment Services
Westwood Trust utilizes a consultative approach in developing a portfolio asset allocation for individual clients. Our approach involves examining clients' financial situations, including their current investment portfolio, and advising clients on ways to reduce risk, enhance investment returns and strengthen their financial position based on each client’s unique objectives and constraints. Westwood Trust seeks to define and improve the risk/return profiles of client investment portfolios by offering a comprehensive investment solution or by enhancing clients’ existing investment strategies. Westwood Trust manages separate portfolios of equity and fixed income securities for certain agency and trust clients. Equity portfolios are generally patterned after the institutional strategies offered by Westwood Management or developed by our internal investment teams. Fixed income portfolios consist of taxable and tax-exempt portfolios with a high credit quality and intermediate duration bias.
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

Select Equity Strategy
The Westwood Select Equity strategy aims to provide low-frequency turnover and tax efficiency to high net worth individuals. The offering allows individuals to own a diversified portfolio representing our best ideas from across Westwood's investment teams. These portfolios include value and growth stocks, along with small-, mid- and large-capitalization stocks. Westwood Select Equity is also available without the tax efficiency overlay.
Dividend Select Strategy
The Westwood Dividend Select strategy aims to provide dividend income to investors. The offering allows investors to own a diversified portfolio of dividend-producing equity securities. These portfolios primarily include value stocks, along with mid- and large-capitalization stocks.
Thematic Innovation and Growth
The Thematic Innovation and Growth strategy aims to provide long-term appreciation to investors. The offering allows investors to own a concentrated portfolio of securities to provide higher returns commensurate with higher volatility. These portfolios primarily include growth stocks in the mid- to large-capitalization range.
Distribution Channels
Westwood Management investment funds and advisory services are distributed through two primary market channels - Institutional and Intermediary. Our Distribution sales and support infrastructure supports dedicated marketing and client service in both channels. Westwood Trust provides wealth and investment management solutions primarily to individuals and utilizes both Westwood Management and external investment management services.
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
Intermediary and Retail
In the intermediary and retail channel, our team directly markets our investment services, including the Westwood Funds®, Westwood ETFs and private capital funds to financial intermediaries, RIAs, broker-dealers, and turnkey asset management programs. We also focus on expanding our relationships with financial intermediaries that manage discretionary mutual fund and ETF models.
Managed accounts are similar to sub-advisory relationships in that a third-party financial institution, such as a broker-dealer or RIA, trades securities using our model. The typical managed account client is a high net worth individual or small institution. In these arrangements, the third-party financial institution is responsible to the end client for client service, operations and accounting.
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

•expand and enhance intermediary distribution;
•innovate to bring newly developed investment capabilities and vehicles to market;
•pursue strategic corporate development opportunities;
•continue to strengthen our brand name; and
•develop or acquire new investment strategies.
Generate growth from new and existing clients and consultant relationships. A primary business objective is to maintain and enhance existing relationships with clients, investment consultants and intermediaries by providing value-added investment opportunities, performance and excellent client service. We pursue growth via targeted sales and marketing efforts that showcase our boutique, innovative offerings across our product platform. New institutional client accounts are sourced from investment consultants or from our direct sales efforts. The Salient Acquisition, the addition of our MIS team, the launch of several ETFs and the launch of our Energy Secondaries private capital platform have significantly expanded our product range and distribution capabilities. We plan to leverage our increased scale and broader product availability to enhance offerings to institutional, intermediary and wealth management clients. We believe a key factor for our being considered for new client mandates and platform placements is our firm’s in-depth knowledge, our people, our processes and our agility to innovate to meet our client needs with new products and services.
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
Grow assets in our existing investment strategies. We have significant capacity to manage additional assets across our investment management platform. We have considerably expanded our range of investment strategies and capabilities through the Salient Acquisition, the addition of MIS and the launch of our Energy Secondaries private capital platform, further enhancing our growth opportunities.
Foster continued growth of the wealth management platform and distribution channel. Westwood Trust serves high net worth and ultra-high net worth individuals and families as well as small to medium-sized institutions. Our location within the Texas Triangle, comprised of Dallas-Fort Worth, Houston, San Antonio, and Austin, provides significant opportunities for future growth. The Texas Triangle is experiencing rapid growth in population and jobs and, in aggregate, represents the 8th largest economy in the world. We anticipate continued interest from clients and prospective clients in our holistic wealth management approach, which leverages our long history and deep experience as a trust company and investment management firm. A significant percentage of Westwood Trust’s asset inflows stems from referrals along with gathering additional assets from existing clients, trends we see continuing.
Expand and enhance intermediary distribution. The Intermediary distribution channel is a key component of our efforts to grow our AUM, primarily with respect to mutual funds, ETFs, separately managed accounts ("SMA"), model-delivery SMA and private capital funds. We continue to seek ways to enhance the effectiveness of our intermediary distribution efforts through the utilization of technology and addition of experienced sales personnel. In recent years we have added a Head of ETF Distribution and an ETF Sales Specialist. We believe our efforts to expand and enhance intermediary distribution enable us to pursue AUM growth in the defined contribution and retirement marketplaces as well as with RIAs and select broker-dealers.
Innovate to bring newly developed investment capabilities and vehicles to market. Being a small, boutique investment manager, we have the agility to bring innovative investment strategies and products to all of our target markets. We have recently expanded our range of investment strategies, capabilities, and vehicles through the following strategic initiatives that will provide future growth opportunities:
•Addition of our MIS team in the fourth quarter of 2023 – our MIS team focuses on tailoring investment solutions to a diverse array of institutional risk/reward tolerances and investment approaches. We have built a proprietary portfolio management system to take the team’s custom solutions capabilities to market. We increased our proactive sales efforts throughout 2025 with well-received road shows focused on consultants and institutional plan sponsors.
•Energy Secondaries private capital – we continue to see attractive opportunities to acquire limited partnership interests in energy private equity funds. Many institutional investors are divesting energy holdings for liquidity purposes as well as environmental, social and governance ("ESG") and other non-fundamental reasons, thereby creating a large supply and demand imbalance. We can provide needed liquidity to these investors in energy private equity funds via our own private capital funds which offer our clients the opportunity to participate in the funds' acquisition of limited partnership interests, generally at discounts to net asset value ranging from approximately 20% to 40%. We have also seen an increase in general partner-led continuation vehicles and co-investment opportunities, which provide our clients with exposure to single or a small number of mature assets with established operating histories.

•Building our ETF platform – we launched our first two actively-managed ETFs in 2024 and added two more in 2025: Westwood Enhanced Income Opportunity ETF (YLDW) and Westwood LBRTY Global Equity ETF (BFRE). Westwood Enhanced Income Opportunity ETF (YLDW), along with Westwood Salient Enhanced Midstream Income ETF (MDST) and Westwood Salient Enhanced Energy Income ETF (WEEI), comprise our Enhanced Income SeriesTM ETFs. These Enhanced Income SeriesTM funds are designed to provide advisors and investors with a robust solution for generating high distributable monthly income, combining dividend yield and options premiums from covered calls, while offering the potential for equity appreciation across multiple asset classes. We have deployed an ETF ecosystem with top-tier partners, which can serve as a platform for future ETF launches.
•Partnership with WEBs Investments Inc. – in late 2024 we partnered with a newly launched firm, WEBs Investments Inc., to develop and launch innovative investment strategies for investors and advisors. Westwood provided the initial capital to launch WEBs and provides distribution resources and administrative support, with an option to buy the entity subject to achievement of certain growth milestones.
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
Continue to strengthen our brand name. We believe that the strength of our brand name has been a key component to our long-term success in the investment industry and will be instrumental to our future success. We have developed a strong brand name largely thanks to our investment performance and attentive client service approach, coupled with high-profile coverage in investment publications and electronic media. Many of our investment professionals have been prominent in print and electronic media, and we will continue to seek creative approaches to strengthen our brand name and reputation in our target markets.
Develop or acquire new investment strategies. We continuously seek opportunities to expand our range of investment strategies available to existing and prospective clients. We consider internally developed strategies to extend our existing investment process to new markets, asset classes or strategies and we may consider externally acquired investment strategies. An expanded range of investment strategies offers more ways to serve our client base, generating diversified revenue streams and underpinning asset and revenue growth.
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
We compete against numerous investment dealers, banks, insurance companies, mutual fund companies, ETFs, brokerage and investment firms and others that sell equity funds, taxable income funds, tax-free investments and other investment products. The allocation of assets by many investors from active equity investing has enhanced the ability of firms offering passive equity management to compete more effectively with us. The demand for passive strategies with low-fee structures has rapidly increased and investors frequently demand customized and personalized strategies to fit their investment needs. This shift in the marketplace may benefit competitors offering certain investment vehicles that we do not offer. In summary, our competitive landscape is intense and dynamic, which may affect our ability to compete successfully.
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
Westwood Management
Our business is subject to regulation at federal and state levels by the SEC and other regulatory bodies. Westwood Management Corp. and Westwood Advisors, L.L.C. are registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and under the laws of various states. As RIAs, Westwood Management Corp. and Westwood Advisors, L.L.C. are regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, record keeping, operational and marketing requirements and disclosure obligations. Westwood Management Corp. also acts as adviser to the Westwood Funds®, a family of mutual funds and Westwood ETFs registered with the SEC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). As an adviser to a registered investment company, Westwood Management Corp. must comply with the Investment Company Act and related regulations. The Investment Company Act imposes numerous obligations on registered investment companies, including requirements relating to operations, fees charged, sales, accounting, record keeping, disclosure, governance, and restrictions on transactions with affiliates. Under SEC rules and regulations promulgated pursuant to the federal securities laws, we are subject to periodic SEC examinations. The SEC can institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from censure to termination of an investment adviser’s registration. The failure of Westwood Management Corp. and Westwood Advisors, L.L.C. to comply with SEC requirements could have a material adverse effect on Westwood. We are also required to comply with anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001, as subsequently amended and reauthorized (the "Patriot Act"). We believe that we are in compliance with the regulations under the Investment Advisers Act, the Investment Company Act and the Patriot Act.
As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted that duty to impose standards, requirements and limitations on, among other things: trading of client accounts, allocation of investment opportunities among clients, use of soft dollars, execution of transactions and recommendations to clients. We manage accounts for our clients with the authority to buy and sell securities, select broker-dealers to execute trades and negotiate brokerage commission rates. We receive soft dollar credits from certain broker-dealers that are used to pay for brokerage and research-related products, which reduces certain company operating expenses. We intend to use soft dollars to pay only for brokerage and research-related products and services that fall within the safe harbor provisions of the Exchange Act. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.
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

The Finance Code gives the Texas Department of Banking Commissioner broad regulatory powers (including penalties and civil and administrative actions) if the trust company violates certain provisions of the Finance Code, including implementing conservatorship or closure if Westwood Trust is determined to be in a "hazardous condition" (as defined by applicable law). Westwood Trust’s failure to comply with the Finance Code could have a material adverse effect on Westwood.
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
SEC Broker‑Dealer Registration / FINRA Regulation
SCLP is subject to regulation by the SEC, FINRA and various states. In addition, certain of our employees are registered with FINRA and various states and are subject to SEC, state and FINRA regulation. The failure of the company and/or employees to comply with relevant regulation could have a material adverse effect on our business.
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
Diversity and Inclusion
We believe that our culture of diversity and inclusion enables us to develop and fully utilize the strengths of our people. As of December 31, 2025, approximately 41% of our workforce was female and minorities represented approximately 31% of our workforce.
Employees
At December 31, 2025, we had 148 full-time employees, all located in the U.S. No employees are represented by a labor union, and we believe our employee relations are favorable. As of December 31, 2025, approximately 14% of our employees held the Chartered Financial Analyst designation.
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
2.Diversity and inclusion;
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
Westwood’s ESG Steering Committee is responsible for ensuring effective execution of our overall ESG strategy. Along with our CEO, this group sets the strategic direction for our ESG agenda, oversees its implementation, and reviews our ESG strategy with our Board.
Responsible Investment / ESG Integration
Our responsible investment commitment is evident in our overall investment approach where we take a fundamental approach to identifying high-quality companies and sound businesses around the world. As an active asset manager, ESG issues are directly considered in our bottom-up, fundamental assessment of companies. Our fundamental, financial materiality-based approach to identifying high-quality companies and businesses around the world leads our investment team to consider these issues in their fundamental analyses of the merits of a company's strategy, downside risk and valuation. As ESG integration and evaluation techniques evolve we will adapt to ensure compliance with our fiduciary responsibilities.
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
Diversity and Inclusion
Diversity is an important part of our culture and identity; approximately 41% of our employees are women — many in senior positions — and approximately 31% of our employees self-identify as members of minority communities.
Diversity and inclusion concepts are an integral part of our history, culture and identity. Westwood was founded by a woman in 1983, when the finance industry had only a small percentage of women in the workforce. We embrace opportunity for individuals from all backgrounds and are committed to fostering unique ideas, perspectives and experiences. We encourage an environment where our employees feel valued, involved and empowered to do their best work, deliver the best possible service to our clients and meet their full potential.
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
In addition, the use of various technologies based on artificial intelligence ("AI") is expanding rapidly in our industry. Our competitors may have access to more advanced technology, including AI, which might enable our competitors to innovate better and more quickly, or to compete more effectively on quality and price, which could impact our profitability.
Interest in AI may increase competition and lower barriers to entry in the industry, and we may be unable to compete with the products or services offered by new competitors, resulting in lower earnings or the ability to operate sustainably.
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
We engage in product offerings and international business activities through our global multi-asset securities product offerings that are available to our international and domestic clients. As of December 31, 2025, approximately 1% of our AUM is managed for clients who are domiciled outside the U. S. As a result, we face increased operational, regulatory, compliance, marketing, client service, reputational and foreign exchange rate risks. Rapid regulatory change is occurring internationally with respect to financial institutions. The failure of our compliance and internal control systems to properly identify and mitigate such additional risks, or of our operating infrastructure to support international activities, could result in operational failures and actions by regulatory agencies, which could have a material adverse effect on our business.
We devote considerable time and resources to both domestic and international compliance; however, we may fail to timely and properly identify regulatory requirements or modify our compliance procedures for changes in our regulatory environment, which may subject us to legal proceedings, domestic and foreign government investigations, penalties and fines.
Our business involves risks of being engaged in litigation and liability that could increase our expenses and reduce our results of operations. Many aspects of our business involve substantial risks of liability. We could be named as defendants or co-defendants in lawsuits or could be involved in disputes that involve the threat of lawsuits seeking substantial damages. As an SEC-RIA, mutual fund adviser, trustee to certain Trust clients and publicly traded entity, we are subject to governmental and self-regulatory organization examinations, investigations and proceedings. Our investment strategies could be subject to actual or threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our being liable for any resulting damages. There has been an increased incidence recently of litigation and regulatory investigations in the asset management industry, including customer claims and class action suits seeking substantial damages. While customers do not have legal recourse against us solely on the basis of poor investment results, if our investment strategies perform poorly or we provide poor financial advice, we are more likely to become subject to litigation brought by dissatisfied clients. In addition, to the extent customers are successful in claiming that their losses resulted from fraud, negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us, the mutual funds and other funds we advise or our investment professionals under the federal securities laws or state law. See the discussion of legal proceedings in Item 3. "Legal Proceedings."
Business and Operational Risks
Due to the substantial cost and time required to introduce new investment strategies or expand the market for current strategies, we may not be able to successfully introduce investment strategies in a timely manner, or at all.
We have incurred significant costs to develop new investment strategies, launch ETFs and other investment vehicles, and upgrade our business infrastructure. We expect to continue to incur significant costs related to such improvements.
The development of new investment strategies, whether through acquisition or internal development, requires a substantial amount of time and significant financial resources, including expenses related to compensation, sales and marketing, information technology, legal counsel and other professional services. Our ability to market and sell a new investment strategy depends on our financial resources, the investment performance of the specific strategy, the timing of the offering, the timing of regulatory approvals and our marketing strategies. Once an investment strategy is developed, we must effectively introduce the strategy to existing and prospective clients, as well as consultants. Our ability to sell new investment strategies to existing and prospective clients may depend on our ability to meet or exceed the performance of our competitors offering the same or a similar strategy. We may not be able to manage the assets within a given investment strategy profitably, and it may take years before we produce the kind of results that will attract clients. If we are unable to realize the benefits of the costs and expenses incurred in developing new investment strategies, we may experience losses as a result of our management of these investment strategies, and our ability to introduce further new investment strategies and compete in our industry may be hampered.
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
As a public company, we have controls and procedures that relate to cybersecurity disclosure and are required under the federal securities laws to disclose information relating to certain cyber attacks or other information security breaches. Successful cyber attacks at other asset management companies or other market participants, whether or not we are affected, could lead to a general loss of customer confidence in the industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures, which could result in a loss of business.
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
In addition, we have performance fee agreements with certain clients who pay a fee if we outperform a specified index over predetermined periods of time. We may not be able to outperform such indexes, and failure to do so would cause us to earn none or only part of those potential revenues, which could have a material adverse effect on our revenues and results of operations. Our revenues from performance-based fees can fluctuate significantly between measurement periods, depending on how we perform relative to the indexes specified in these agreements. For example, we earned performance fees of $1.1 million in 2025, $1.9 million in 2024 and $1.6 million in 2023.
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
We are dependent to a significant degree on our ability to maintain our relationships with clients, consultants, managed account platforms and other intermediaries. Our ten largest clients accounted for approximately 20%, 20% and 21% of our fee revenues for the years ended December 31, 2025, 2024 and 2023, respectively. There can be no assurance that we will be successful in maintaining existing relationships, securing additional relationships or achieving the superior investment performance necessary to earn performance-based advisory fees. Our failure to retain one or more of these large relationships or to establish additional profitable relationships could have a material adverse effect on our business, financial condition and results of operations.
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
•we may have difficulty entering into new markets in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures;
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
We have designed procedures to implement our cybersecurity policy, minimize cybersecurity threats to our clients and conduct reviews to monitor and ensure our policy is observed, properly implemented and updated as necessary, including cybersecurity oversight, periodic risk assessments and external consultant reviews, access restrictions, ongoing training, governance policies and procedures, authentication protocols, secure access measures, and policies for elevating suspicious activities.
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
In the event of a cybersecurity breach Westwood management would notify our Board as soon as practicable, along with other affected parties including clients, regulatory bodies, third parties and employees, as necessary and required by applicable laws and regulations.
Item 2. Properties.
Westwood, Westwood Management and Westwood Trust conduct their principal operations using approximately 30,000 square feet of leased office space in Dallas, Texas pursuant to a lease with an initial term that expires in 2036. In addition, we lease approximately 11,000 square feet of office space in Houston, Texas pursuant to a lease that expires in September 2029. We lease a limited amount of office space in Chicago, Illinois.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the New York Stock Exchange under the symbol "WHG." At December 31, 2025, there were approximately 130 record holders of our common stock, although we believe that the number of beneficial owners of our common stock is substantially greater.
Dividends
Declarations of cash dividends is at the discretion of the Board of Directors and is subject to limitations under the Delaware General Corporation Law.
Westwood Holdings Group is the sole beneficial owner of Westwood Management and Westwood Trust. Westwood Trust is limited in the payment of dividends under applicable Texas law to the amount of undivided profits, which is defined as that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions.
Issuer Purchases of Equity Securities
On July 20, 2012, our Board of Directors authorized management to repurchase up to $10.0 million of our outstanding common stock on the open market or in privately negotiated transactions. The Board authorized an additional $5.0 million of repurchases under the share repurchase program in July 2016, an additional $10.0 million in February 2020, an additional $10.0 million in April 2020, and an additional $5.0 million in April 2025. The share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors.
As of December 31, 2025, $5.5 million of shares may yet be repurchased under our share repurchase plan.
The Company did not repurchase any shares of its common stock during the year ended December 31, 2025.

Performance Graph
The following graph compares total stockholder returns of Westwood since December 31, 2020 with the total return of the Russell 2000 Index and the S&P U.S. BMI Asset Management & Custody Banks Index, a composite of various publicly-traded asset management companies.

Index	Period ended December 31,						Cumulative Five-Year Total Return
	2020	2021	2022	2023	2024	2025
Westwood Holdings Group, Inc.	$100.00	$132.00	$90.52	$107.72	$130.20	$160.26	60.26%
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40	34.40%
S&P U.S. BMI Asset Management & Custody Banks Index	100.00	147.62	110.59	145.36	200.58	211.25	111.25%
The total return for our stock and for each index assumes $100 invested on December 31, 2020 in our common stock, the Russell 2000 Index, and the S&P U.S. BMI Asset Management & Custody Banks Index, including reinvestment of dividends.
The closing price of our common stock on the last trading day of the year ended December 31, 2025 was $17.21 per share. Historical stock price performance is not necessarily indicative of future price performance.
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
Overview
We manage investment assets and provide services for our clients through our subsidiaries, Westwood Management Corp., Westwood Advisors, L.L.C., Salient Advisors, L.P. ("Salient Advisors") and Broadmark Asset Management LLC ("Broadmark"), (each of which is a registered investment adviser ("RIA") registered with the Securities and Exchange Commission ("SEC"), and Salient Capital, L.P., ("SCLP") an SEC-registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member, collectively referred to hereinafter together as "Westwood Management") and Westwood Trust.
Westwood Management provides investment advisory services to institutional investors, a family of mutual funds called the Westwood Funds®, Westwood ETFs, other mutual funds, individuals, private capital funds and clients of Westwood Trust.
Westwood Trust provides trust and custodial services and participation in common trust funds to high net worth individuals and families, and institutions. Our revenues are generally derived from fees based on a percentage of AUM.
SCLP serves as a sub-placement agent for private placements.
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $16.5 billion and AUA of approximately $0.9 billion at December 31, 2025. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
We have built a foundation in terms of personnel and infrastructure to support a much larger business and we have developed investment strategies that we believe will be sought after within our target institutional, wealth management and intermediary markets. Developing new products and growing the organization has resulted in our incurring expenses that, in some cases, have not yet generated significant offsetting revenues. We develop new products that we believe will be in demand by clients and investors, thereby generating new revenue streams for us; however, there is no guarantee that new products will be successful in generating demand and incremental revenues.
2025 Highlights
The following items were reported for the year ended December 31, 2025:
•Launched Westwood Enhanced Income Opportunity ETF (YLDW).
•AUM as of December 31, 2025 was $16.5 billion, consistent with December 31, 2024. Quarterly average AUM increased 5% to $17.1 billion for 2025 versus 2024, which, along with higher revenues from our ETFs and private energy secondaries funds, contributed to a 3% increase in total revenue from 2024.
•Our MLP Total Return, Income Opportunity, Multi-Asset Income, Alternative Income, Credit Opportunities, Westwood Salient Enhanced Midstream Income ETF and Westwood Salient Enhanced Energy Income ETF strategies performed strongly by beating their primary benchmarks for the year.
•We paid $5.4 million of dividends to our common stockholders.
•Our financial position remains strong with liquid cash and investments of $44.1 million and no debt as of December 31, 2025.
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
Westwood Funds
Expenses for Westwood funds relate to our marketing, distribution and administration of the Westwood Funds® mutual funds and Westwood ETFs.
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
(Gain) loss from change in fair value of contingent consideration
(Gain) loss from change in fair value of contingent consideration consists of fair value adjustments related to contingent consideration from the Salient Acquisition, with gains representing reductions in value and losses representing increases in value.
Acquisition expenses
Acquisition expenses consist of costs related to the Salient Acquisition.
Net Change in Unrealized Appreciation on Private Investments
Net change in unrealized appreciation on private investments includes changes in the value of our private equity investments.
Net Investment Income
Net investment income primarily includes interest and dividend income on fixed income securities and money market funds.
Other Income
Other income primarily consists of income from the sublease of a portion of our corporate offices and the receipt of life insurance proceeds.

Firm-wide Assets Under Management
Firm-wide assets under management of $17.4 billion at December 31, 2025 consisted of $16.5 billion of AUM and $0.9 billion of AUA.
AUM of $16.5 billion at December 31, 2025 was consistent with $16.6 billion at December 31, 2024. Quarterly average AUM increased $0.7 billion, up 5%, to $17.1 billion compared with $16.3 billion for 2024. The increase in average AUM was primarily due to the timing of both $1.0 billion of market appreciation in 2025 and inflows.
AUM increased $1.1 billion, or 7%, to $16.6 billion at December 31, 2024 compared to $15.5 billion at December 31, 2023. Quarterly average AUM increased $1.4 billion, up 9%, to $16.3 billion compared with $15.0 billion for 2023. The increase in average AUM was primarily due to $1.9 billion of market appreciation in 2024.
The following table presents our AUM (in millions, except percentages):

	As of December 31,
	2025	Change	2024	Change	2023
Institutional(1)	$8,332	—%	$8,301	15%	$7,215
Wealth Management(2)	4,317	(2)%	4,391	6%	4,140
Mutual Funds & ETFs(3)	3,890	(1)%	3,915	(5)%	4,104
Total AUM	$16,539	—%	$16,607	7%	$15,459

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
(3)Mutual Funds & ETFs include the Westwood Funds®, a family of mutual funds and Westwood ETFs, for which Westwood Management or Salient Advisors serves as advisor. These funds are available to individual investors, institutional investors and wealth management accounts.

Roll-Forward of Assets Under Management

	Year Ended December 31, 2025
AUM (in millions)	Institutional	Wealth Management	Mutual Funds & ETFs	Total
Beginning of period assets	$8,301	$4,391	$3,915	$16,607
Client flows:
Inflows	1,457	329	696	2,482
Outflows	(1,929)	(729)	(864)	(3,522)
Net client flows	(472)	(400)	(168)	(1,040)
Market appreciation (depreciation)	503	326	143	972
Net change	31	(74)	(25)	(68)
End of period assets	$8,332	$4,317	$3,890	$16,539
The decrease in AUM for the year ended December 31, 2025 was due to net outflows of $1.0 billion offset by market appreciation of $1.0 billion. Net outflows were primarily related to our LargeCap Value strategy.

	Year Ended December 31, 2024
AUM (in millions)	Institutional	Wealth Management	Mutual Funds & ETFs	Total
Beginning of period assets	$7,215	$4,140	$4,104	$15,459
Client flows:
Inflows	1,070	338	663	2,071
Outflows	(966)	(524)	(1,353)	(2,843)
Net client flows	104	(186)	(690)	(772)
Market appreciation (depreciation)	982	437	501	1,920
Net change	1,086	251	(189)	1,148
End of period assets	$8,301	$4,391	$3,915	$16,607
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
Roll-Forward of Assets Under Advisement

	Years Ended December 31,
AUA (in millions)	2025	2024	2023
Beginning of period assets	$960	$1,079	$1,255
Inflows	139	105	160
Outflows	(157)	(316)	(400)
Net client flows	(18)	(211)	(240)
Market appreciation (depreciation)	—	92	64
Net change	(18)	(119)	(176)
End of period assets	$942	$960	$1,079
Results of Operations
The following table and discussion of our results of operations are based upon data derived from our Consolidated Statements of Operations contained in our Consolidated Financial Statements and should be read in conjunction with these statements included elsewhere in this Report.

	Years ended December 31,
	(in thousands, except percentages)
	2025	Change	2024	Change	2023
Revenues:
Advisory fees:
Asset-based	$74,722	7%	$69,755	4%	$67,391
Performance-based	874	(37)	1,393	10	1,265
Trust fees	21,560	1	21,422	6	20,242
Trust performance-based fees	260	(46)	482	38	349
Other revenues, net	346	(79)	1,669	213	534
Total revenues	97,762	3	94,721	6	89,781
Expenses:
Employee compensation and benefits	56,686	1	56,011	6	52,918
Sales and marketing	2,744	3	2,668	(11)	2,990
Westwood funds	4,258	31	3,254	4	3,133
Information technology	10,894	13	9,662	—	9,650
Professional services	6,917	26	5,468	7	5,132
General and administrative	11,290	(5)	11,947	(5)	12,512
(Gain) loss from change in fair value of contingent consideration	—	(100)	4,881	(276)	(2,768)
Acquisition expenses	—	NM	—	(100)	209
Total expenses	92,789	(1)	93,891	12	83,776
Net operating income	4,973	499	830	(86)	6,005
Net change in unrealized appreciation on private investments	1,932	100	—	(100)	6
Net investment income	1,655	(24)	2,183	83	1,191
Other income	1,117	11	1,002	(84)	6,241
Income before income taxes	$9,677	141%	$4,015	(70)%	$13,443
Income tax provision	2,600	44	1,804	(37)	2,872
Net income	$7,077	220%	$2,211	(79)%	$10,571
Less: Income (loss) attributable to noncontrolling interest	19	(575)%	(4)	(100)%	1,051
Income attributable to Westwood Holdings Group, Inc.	$7,058	219%	$2,215	(77)%	$9,520
NM - Not meaningful
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Total Revenues. Total revenues increased $3.0 million, or 3%, to $97.8 million compared to $94.7 million for 2024. The increase was attributable to higher average assets under management and higher revenues from our ETFs and private energy secondaries funds.
Westwood funds. Westwood fund expenses increased 31% to $4.3 million compared to $3.3 million for 2024, primarily due to increased administration and distribution expenses related to our ETFs, driven by higher fund assets.
Information technology. Information technology costs increased 13% to $10.9 million compared to $9.7 million in 2024, primarily due to additional investment resource tools and software licenses.
Professional services. Professional services expense increased $1.4 million, or 26%, to $6.9 million in 2025 primarily due to additional consulting costs.

(Gain) loss from change in fair value of contingent consideration. In 2025 we did not adjust our contingent consideration from the 2022 Salient Acquisition as the specific revenue thresholds were not met.
Net change in unrealized appreciation on private investments. In 2025 we recorded an unrealized gain of approximately $2.0 million for our investment in TXSE following observable price changes.
Provision for Income Taxes. The effective tax rate was 26.9% for 2025 compared to 44.9% for 2024. Our income tax rate differed from the 21% statutory tax rate due to permanent differences due to executive compensation and the impact of state and local taxes.
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
(Gain) loss from change in fair value of contingent consideration. We recorded a loss of $4.9 million upon the remeasurement of contingent consideration for the Salient Acquisition, due to positive changes in growth projections following asset appreciation and asset flows in the period.
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
We define Economic Earnings as income (loss) attributable to Westwood Holdings Group, Inc. plus non-cash equity-based compensation expense, impairment expense, amortization of intangible assets, currency translation adjustment reclassification, deferred taxes related to goodwill and the tax impact of adjustments to GAAP income (loss). Although depreciation on fixed assets is a non-cash expense, we do not add it back when calculating Economic Earnings because depreciation charges represent an allocation of the decline in the value of the related assets that will ultimately require replacement. Although gains and losses from changes in the fair value of contingent consideration are non-cash, we do not add or subtract those back when calculating Economic Earnings because gains and losses on changes in the fair value of contingent consideration are considered regular following an acquisition. In addition, we do not adjust Economic Earnings for tax deductions related to restricted stock expense or amortization of intangible assets. Economic EPS represents Economic Earnings divided by diluted weighted average shares outstanding.
Non-GAAP financial measures have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations in relying on these non-GAAP financial measures are that they can have a material impact on the equivalent GAAP measures or they may be calculated differently by other companies.
We compensate for these limitations on the use of non-GAAP financial measures by relying primarily on our GAAP results and using non-GAAP financial measures only as a supplement. We believe that providing non-GAAP diluted net earnings per share and non-GAAP Income (loss) in addition to the related GAAP measures provides greater transparency to the information used in our financial and operational decision-making.
For the year ended December 31, 2025, our Economic Earnings increased by 105% to $14.3 million compared with $7.0 million for the year ended December 31, 2024. 2025 Economic Earnings was impacted by higher 2025 revenues and losses from changes in the fair value of contingent consideration in 2024.

The following table provides a reconciliation of income (loss) attributable to Westwood Holdings Group, Inc. to Economic Earnings:

	For the years ended December 31, (in thousands, except percentages and per share data)
	2025	Change	2024	Change	2023	Change	2022	Change	2021
Income (loss) attributable to Westwood Holdings Group, Inc.	$7,058	219%	$2,215	(77)%	$9,520	(306)%	$(4,628)	(147)%	$9,763
Stock-based compensation expense	5,148	(7)	5,537	(15)	6,518	9	6,001	3	5,834
Intangible amortization	3,945	(5)	4,148	—	4,149	120	1,889	16	1,624
Tax benefit from goodwill amortization	533	57	340	(32)	500	66	302	27	237
Tax impact of adjustments to GAAP net income (loss)	(2,388)	(55)	(5,275)	125	(2,345)	160	(901)	(61)	(2,309)
Economic Earnings	$14,296	105%	$6,965	(62)%	$18,342	589%	$2,663	(82)%	$15,149
Economic Earnings per Share	$1.61	96%	$0.82	(64)%	$2.26	402%	$0.45	(80)%	$2.20

The following tables provide Economic Earnings (Loss) by segment:

	For the years ended December 31, (in thousands, except percentages)
	2025	Change	2024	Change	2023	Change	2022	Change	2021
Advisory net income	$19,862	13%	$17,653	30%	$13,585	23%	$11,010	(34)%	$16,783
Stock-based compensation expense	3,106	(17)	3,762	(16)	4,456	16	3,847	15	3,347
Intangible amortization	2,543	(5)	2,665	—	2,674	633	365	183	129
Tax benefit from goodwill amortization	297	186	104	NM	262	NM	66	NM	—
Tax impact of adjustments to GAAP net income	(1,483)	(58)	(3,500)	46	(2,404)	(38)	(3,865)	44	(2,679)
Economic Earnings	$24,325	18%	$20,684	11%	$18,573	63%	$11,423	(35)%	$17,580

	For the years ended December 31, (in thousands, except percentages)
	2025	Change	2024	Change	2023	Change	2022	Change	2021
Trust net income	$2,910	6%	$2,756	55%	$1,777	78%	$1,000	(82)%	$5,660
Stock-based compensation expense	47	(36)	74	(77)	326	(31)	471	(37)	743
Intangible amortization	1,359	—	1,359	—	1,359	(1)	1,379	—	1,378
Tax benefit from goodwill amortization	236	—	236	(1)	238	1	236	—	237
Tax impact of adjustments to GAAP net income	(369)	(53)	(780)	84	(424)	(46)	(779)	(27)	(1,060)
Economic Earnings	$4,183	15%	$3,645	11%	$3,276	42%	$2,307	(67)%	$6,958

	For the years ended December 31, (in thousands, except percentages)
	2025	Change	2024	Change	2023	Change	2022	Change	2021
Other net loss	$(15,714)	(14)%	$(18,194)	211%	$(5,842)	(65)%	$(16,638)	31%	$(12,680)
Stock-based compensation expense	1,995	17	1,701	(2)	1,736	3	1,683	(3)	1,744
Intangible amortization	43	(65)	124	(15)	146	1	145	24	117
Tax impact of adjustments to GAAP net income (loss)	(536)	(46)	(995)	(320)	453	(88)	3,743	162	1,430
Economic Earnings (Loss)	$(14,212)	(18)%	$(17,364)	395%	$(3,507)	(68)%	$(11,067)	18%	$(9,389)

Liquidity and Capital Resources

	As of December 31,
Balance Sheet Data (in thousands)	2025	2024
Cash and cash equivalents	$26,249	$18,847
Accounts receivable	16,751	14,453
Total liquid assets	$43,000	$33,300
Liquid investments	$17,887	$25,748
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders or for deferred contingent consideration payments. We had no debt as of December 31, 2025 and 2024. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and liquid investments of $44.1 million and $44.6 million as of December 31, 2025 and 2024, respectively.
Westwood Trust is required by the Texas Finance Code to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million. Restricted capital is included in "Investments at fair value" in the accompanying Consolidated Balance Sheets. At December 31, 2025, Westwood Trust had approximately $13.2 million in excess of its minimum capital requirement.

	For the years ended December 31,
Cash Flow Data (in thousands)	2025	2024	2023
Operating cash flows	$18,922	$21,122	$(1,185)
Investing cash flows	(3,666)	(4,613)	4,112
Financing cash flows	(7,854)	(18,084)	(6,364)
During 2025, cash flow provided by operating activities was $18.9 million, compared to $21.1 million during 2024 and cash used in operating activities of $1.2 million during 2023. The decrease of $2.2 million from 2024 to 2025 primarily reflected the final contingent consideration payment related to the Salient Acquisition. The increase of $22.3 million from 2023 to 2024 primarily reflected the net sales of investments in 2024 compared to net purchases of investments in 2023.
Cash flow used in investing activities in 2025 and 2024 primarily related to the purchases of strategic investments, compared to cash flow provided by investing activities in 2023 related to the receipt of life insurance proceeds offset by the Broadmark Acquisition.
Cash used in financing activities was $7.9 million in 2025 compared to $18.1 million and $6.4 million in 2024 and 2023, respectively. The change from 2024 to 2025 related to 2025 noncontrolling interest activity, 2024 payments for contingent consideration for the Salient Acquisition and treasury stock purchases in 2024. The change from 2023 to 2024 primarily related to contingent consideration payments.
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
Cash Dividends
The following table summarizes dividends declared during 2025 and 2024:

2025 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 12, 2025 (1)	March 3, 2025	April 1, 2025	$0.15
April 30, 2025	June 2, 2025	July 1, 2025	$0.15
August 8, 2025	September 2, 2025	October 1, 2025	$0.15
October 30, 2025	December 1, 2025	January 2, 2026	$0.15
			$0.60
2024 Dividends

Declaration Date	Record Date	Paid Date	Dividend Per Share
February 14, 2024 (1)	March 1, 2024	April 3, 2024	$0.15
May 1, 2024 (1)	June 3, 2024	July 1, 2024	$0.15
July 31, 2024 (1)	September 2, 2024	October 1, 2024	$0.15
October 30, 2024 (1)	December 2, 2024	January 3, 2025	$0.15
			$0.60
(1) This dividend was treated for accounting purposes as a return of capital.
Contractual Obligations
Purchase commitments
Our purchase commitments primarily consist of outsourced information technology services, software licenses and commitments for financial research tools. As of December 31, 2025, our purchase commitments for the next five years and thereafter were as follows (in thousands):

	Payments due in:
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Purchase commitments(1)	$14,276	$6,652	$6,962	$662	$—

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
Contingent Consideration
When an acquisition includes future contingent consideration on achieving certain milestones, the Company estimates the earn-out fair value using Monte Carlo simulation models. The Monte Carlo simulations considered assumptions including revenue volatility, risk free rates, discount rates and payment discount rates. The projected contingent payment is discounted back to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates or projected payment dates may result in higher or lower fair value measurements. Fluctuations in any of the inputs may result in a significantly lower or higher fair value measurement. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date, and the fair value of the contingent consideration is remeasured at each subsequent reporting period with any change in fair value recognized as income or expense within the Consolidated Statements of Operations. For the years ended December 31, 2025 and 2024, changes in growth projections, due to increases in AUM and AUA values, and volatility assumptions were the primary drivers of changes in our fair value estimates.
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
The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analyses performed in 2025, we concluded that there were no changes that were reasonably likely to cause the fair value of the Advisory and Trust reporting units to be less than those reporting unit's carrying values, and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.
The quantitative analysis requires a comparison of each reporting unit’s carrying value to the fair value of the respective unit. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference.
We completed our most recent annual goodwill impairment assessment during the third quarter of 2025 and determined that no goodwill impairment related to the Advisory or Trust segment was required. There was no goodwill impairment for either segment during the years ended December 31, 2025, 2024 or 2023.
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
Securities Markets and Interest Rates
The value of AUM and AUA is affected by fluctuations in securities markets and changes in interest rates. Since we derive a substantial portion of our revenues from investment advisory and trust fees based on the value of AUM and AUA, our revenues may be adversely affected by a decline in the prices of securities or changing interest rates. A hypothetical 10%

decrease in our average AUM and AUA during the year ended December 31, 2025 would have reduced our reported consolidated total revenue by approximately $10 million.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The management of Westwood assessed the effectiveness of Westwood’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2025, Westwood’s internal control over financial reporting is effective based on those criteria.
Westwood is not required to, nor did it, engage an independent registered public accounting firm to issue an audit report on our assessment of Westwood's internal control over financial reporting.

By:	/s/ Brian O. Casey
Brian O. Casey, Chief Executive Officer

/s/ Murray Forbes III
Murray Forbes III, Chief Financial Officer & Treasurer
March 4, 2026
Dallas, Texas

Item 9B.    Other Information.
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is, or will be, set forth in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Westwood Holdings Group, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The Proxy Statement relates to a meeting of stockholders involving the election of directors, and the portions therefrom required to be set forth in this Report by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our Eleventh Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan, which is our only equity compensation plan in effect at that time. The material terms of this plan were approved by our stockholders and are discussed in Note 8 “Employee Benefits” to our Consolidated Financial Statements included in Part II. Item 8 “Financial Statements and Supplementary Data."

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	774,000	(1)
(1) 774,000 shares are available under our Eleventh Amended and Restated Stock Incentive Plan.
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
Dated: March 4, 2026
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

Signatures	Title

/s/ Brian O. Casey	Chief Executive Officer and Director
Brian O. Casey	(Principal Executive Officer)

/s/ Murray Forbes III	Chief Financial Officer and Treasurer
Murray Forbes III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Randy A. Bowman	Chairman of the Board of Directors
Randy A. Bowman

/s/ Ellen H. Masterson	Director
Ellen H. Masterson

/s/ Geoffrey R. Norman	Director
Geoffrey R. Norman

/s/ J. Hale Hoak	Director
J. Hale Hoak

/s/ Katherine A. Murray	Director
Katherine Murray

/s/ Janice Ryan	Director
Janice Ryan

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Westwood Holdings Group, Inc.
Dallas, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Westwood Holdings Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Revenue Recognition for Advisory and Trust Revenues
As described in Note 4 to the consolidated financial statements, during the year ended December 31, 2025, the Company recognized $74.7 million and $21.6 million of advisory and trust revenues, respectively, excluding performance-based fees. Advisory and trust fees are typically calculated based on a percentage of assets under management (“AUM”) and assets under advisement (“AUA”) and are recognized as services are rendered.
We identified the auditing of the recognition of advisory and trust revenues as a critical audit matter, as auditing advisory and trust revenues involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the amount of advisory and trust revenues recognized by performing substantive analytical procedures, which includes developing expectations of advisory and trust revenues based on the contractual advisory and trust rates, and the AUM/AUA balances, and comparing the expectations to the amount of revenues recorded by the Company.
2

•Testing the accuracy of the data used to calculate the Company’s advisory and trust revenue, by selecting a sample of advisory and trust accounts, and: (i) testing the accuracy of the percentage rates used in the calculation of the sampled account by verifying the percentage rates against the respective investment advisory agreements, and (ii) testing the accuracy of the AUM/AUA data used in the calculation of the sampled account by verifying the security pricing information against third party statements and market data.
We have served as the Company's auditor since 2022.

/s/	BDO USA, P.C.
Dallas, Texas
March 4, 2026
3

 WESTWOOD HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values and share amounts)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$26,249	$18,847
Accounts receivable	16,751	14,453
Investments at fair value (amortized cost of $19,923 and $26,788)	21,433	27,694
Investments under measurement alternative	15,697	10,747
Equity method investments	4,303	4,250
Income taxes receivable	—	295
Other assets	7,501	6,780
Goodwill	39,501	39,501
Deferred income taxes	2,452	2,244
Operating lease right-of-use assets	9,676	2,559
Intangible assets, net	18,199	21,668
Property and equipment, net of accumulated depreciation of $8,952 and $8,424	536	951
Total assets	$162,298	$149,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$7,584	$6,413
Dividends payable	2,701	2,466
Compensation and benefits payable	13,626	10,924
Operating lease liabilities	10,171	3,197
Income taxes payable	1,493	—
Contingent consideration	—	4,657
Total liabilities	35,575	27,657
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,337,758 and 12,137,080, respectively and outstanding 9,394,066 and 9,234,575, respectively	124	122
Additional paid-in capital	206,120	202,239
Treasury stock, at cost – 2,983,692 and 2,902,505 shares, respectively	(89,612)	(88,277)
Retained earnings	8,983	6,207
Total Westwood Holdings Group, Inc. stockholders’ equity	125,615	120,291
Noncontrolling interest in consolidated subsidiary	1,108	2,041
Total equity	126,723	122,332
Total liabilities and stockholders’ equity	$162,298	$149,989
4

WESTWOOD HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	Years ended December 31,
	2025	2024	2023
Revenues:
Advisory fees:
Asset-based	$74,722	$69,755	$67,391
Performance-based	874	1,393	1,265
Trust fees	21,560	21,422	20,242
Trust performance-based	260	482	349
Other, net	346	1,669	534
Total revenues	97,762	94,721	89,781
Expenses:
Employee compensation and benefits	56,686	56,011	52,918
Sales and marketing	2,744	2,668	2,990
Westwood funds	4,258	3,254	3,133
Information technology	10,894	9,662	9,650
Professional services	6,917	5,468	5,132
General and administrative	11,290	11,947	12,512
(Gain) loss from change in fair value of contingent consideration	—	4,881	(2,768)
Acquisition expense	—	—	209
Total expenses	92,789	93,891	83,776
Net operating income	4,973	830	6,005
Net change in unrealized appreciation on private investments	1,932	—	6
Net investment income	1,655	2,183	1,191
Other income	1,117	1,002	6,241
Income before income taxes	9,677	4,015	13,443
Provision for income taxes	2,600	1,804	2,872
Net income	$7,077	$2,211	$10,571
Less: income (loss) attributable to noncontrolling interest	19	(4)	1,051
Income attributable to Westwood Holdings Group, Inc.	$7,058	$2,215	$9,520

Earnings per share:
Basic	$0.84	$0.27	$1.20
Diluted	$0.79	$0.26	$1.17
Weighted average shares outstanding:
Basic	8,374,352	8,163,465	7,964,423
Diluted	8,885,580	8,515,779	8,112,139

See Notes to Consolidated Financial Statements.

5

WESTWOOD HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Westwood Holdings Group, Inc. Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
	Shares	Amount
BALANCE, December 31, 2022	8,881,831	$115	$199,914	$(85,128)	$(4,253)	$—	$110,648
Net income	—	—	—	—	9,520	1,051	10,571
Acquisition	—	—	—	—	—	994	994
Issuance of restricted stock, net of forfeitures	329,194	4	(4)	—	—	—	—
Stock-based compensation expense	—	—	6,518	—	—	—	6,518
Return of capital ($0.60 per share)	—	—	(4,806)	—	—	—	(4,806)
Dividends declared	—	—	—	—	(617)	—	(617)
Restricted stock returned for payment of taxes	(70,265)	—		(862)	—	—	(862)
BALANCE, December 31, 2023	9,140,760	$119	$201,622	$(85,990)	$4,650	$2,045	$122,446
Net income (loss)	—	—	—	—	2,215	(4)	2,211
Issuance of restricted stock, net of forfeitures	280,342	3	(3)	—	—	—	—
Stock-based compensation expense	—	—	5,537	—	—	—	5,537
Return of capital ($0.60 per share)	—	—	(4,917)	—	—	—	(4,917)
Dividends declared	—	—	—	—	(658)	—	(658)
Purchases of treasury stock	(108,225)	—	—	(1,348)	—	—	(1,348)
Restricted stock returned for payment of taxes	(78,302)	—	—	(939)	—	—	(939)
BALANCE, December 31, 2024	9,234,575	$122	$202,239	$(88,277)	$6,207	$2,041	$122,332
Net income	—	—	—	—	7,058	19	7,077
Issuance of restricted stock, net of forfeitures	240,678	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	5,148	—	—	—	5,148
Dividends declared ($0.60 per share)	—	—	(1,265)	—	(4,282)	—	(5,547)
Restricted stock returned for payment of taxes	(81,187)	—	—	(1,335)	—	—	(1,335)
Purchase of additional ownership interest in Broadmark from noncontrolling interest	—	—	—	—	—	(514)	(514)
Distributions to noncontrolling interest	—	—	—	—	—	(438)	(438)
BALANCE, December 31, 2025	9,394,066	$124	$206,120	$(89,612)	$8,983	$1,108	$126,723
See Notes to Consolidated Financial Statements.

6

WESTWOOD HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$7,077	$2,211	$10,571
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	501	602	670
Amortization of intangible assets	3,945	4,148	4,149
Net change in unrealized appreciation on investments	(1,999)	(790)	(839)
Stock-based compensation expense	5,148	5,537	6,518
Deferred income taxes	(208)	(1,518)	1,036
Non-cash lease expense	1,015	1,115	1,103
Loss on asset disposition	—	—	69
Gain on remeasurement of lease liabilities	—	—	(119)
Fair value change of contingent consideration	—	4,881	(2,768)
Gain on insurance settlement	—	—	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,298)	(59)	135
Other assets	(720)	(1,227)	660
Accounts payable and accrued liabilities	1,171	283	(447)
Compensation and benefits payable	2,702	1,385	851
Income taxes receivable and payable	1,788	(90)	241
Operating lease liabilities	(1,148)	(1,402)	(1,406)
Net sales of equity investments	6,390	6,046	(16,609)
Contingent consideration	(4,442)	—	—
Net cash provided by (used in) operating activities	18,922	21,122	(1,185)
Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(741)
Insurance settlement proceeds	—	—	5,000
Purchases of investments	(3,131)	(3,500)	—
Purchases of property and equipment	(86)	(109)	(147)
Additions to internally developed software	(449)	(1,004)	—
Net cash (used in) provided by investing activities	(3,666)	(4,613)	4,112
Cash flows from financing activities:
Purchases of treasury stock	—	(1,348)	—
Restricted stock returned for payment of taxes	(1,335)	(939)	(862)
Payment of contingent consideration in acquisition	(201)	(10,357)	—
Cash dividends	(5,365)	(5,440)	(5,502)
Distributions to noncontrolling interest holders	(438)	—	—
Purchase of additional noncontrolling interest	(515)	—	—
Net cash used in financing activities	(7,854)	(18,084)	(6,364)
Net increase (decrease) in cash and cash equivalents	7,402	(1,575)	(3,437)
Cash and cash equivalents, beginning of year	18,847	20,422	23,859
Cash and cash equivalents, end of year	$26,249	$18,847	$20,422
Supplemental cash flow information:
Cash paid during the year for income taxes	$1,019	$3,431	$1,594
Right-of-use assets obtained in exchange for operating lease liabilities	$8,133	$—	$173
Accrued dividends	$2,701	$2,466	$2,368

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
SCLP is an SEC-registered broker-dealer and Financial Industry Regulatory Authority ("FINRA") member and serves as a sub-placement agent for private placements. Salient Advisors is an SEC registered investment adviser, a Commodity Futures Trading Commission ("CFTC") registered Commodity Pool Operator ("CPO") and a National Futures Association ("NFA") member. Salient Advisors is an advisor to the Westwood Salient Tactical Plus Fund, which is sub-advised by Broadmark.
Westwood Management provides investment advisory services to institutional clients, a family of mutual funds called the Westwood Funds®, Westwood ETFs, other mutual funds, individual investors, private capital funds and clients of Westwood Trust. Westwood Trust provides trust and custodial services and participation in self-sponsored common trust funds ("CTFs") to institutions and high net worth individuals. Revenue is largely dependent on the total value and composition of assets under management ("AUM") and assets under advisement ("AUA"), and fluctuations in financial markets and in the composition of AUM impact our revenues and results of operations.
Each entity comprising Westwood Management is registered with the Securities and Exchange Commission ("SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended. Westwood Trust is chartered and regulated by the Texas Department of Banking.
Acquisition of Broadmark Asset Management LLC
We acquired a 48% interest in Broadmark via our 2022 acquisition of the asset management business of Salient Partners, L.P. (the "Salient Acquisition"). In January 2023 we acquired an additional 32% interest in Broadmark for $1.2 million (net of cash acquired), increasing our ownership of Broadmark to approximately 80%, which represents a controlling interest for financial statement consolidation purposes (the "Broadmark Acquisition"). Broadmark is a San Francisco-based RIA managing and/or sub-advising mutual funds, retail and institutional separately-managed accounts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
We assess each legal entity that we manage to determine whether consolidation is appropriate at the onset of the relationship. We first determine whether the entity is a variable interest entity ("VIE"), or a voting interest entity ("VOE"), under GAAP and whether we have a controlling financial interest in the entity. Assessing whether or not an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include, but are not limited to, the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity. We reconsider whether entities are a VIE or VOE whenever contractual arrangements change, the entity receives additional equity or returns equity to its investors or changes in facts and circumstances occur that change investors’ abilities to direct the activities of the entity.
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
8

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We evaluated (i) our relationship as sponsor of the CTFs and managing member of the private equity funds Westwood Hospitality, Westwood Technology Opportunities Fund I, LP, Westwood Energy Secondaries I and Westwood Energy Secondaries II, Westwood Energy Secondaries Fund Co-Invest II, and Westwood Energy Secondaries Fund Co-Invest III (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud Inc. ("InvestCloud"), Vista, Zarvona Energy Fund GP, Zarvona Energy Fund II-A, WEBs Investments Inc. ("WEBs") and the TXSE Group Inc. ("TXSE") as discussed in Note 6 “Investments” to determine whether each of these entities is a variable interest entity ("VIE") or voting ownership entity (“VOE”).
Based on our analyses, we determined that the CTFs, Private Funds, Zarvona Energy Fund II-A and WEBs were VIEs, as the at-risk equity holders do not have the ability to direct the activities that most significantly impact the entities' economic performance, and, while the Company and its representatives have a majority control of the entities' respective boards of directors and can influence the respective entities' management and affairs, the Company is not exposed to a majority of the economics of those entities and does not qualify as primary beneficiaries for those entities. We have not consolidated our investments in those entities for the periods ending December 31, 2025 and 2024.
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista, Zarvona Energy Fund GP and TXSE (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. As we do not own controlling financial interests in those entities, we have not consolidated our investments in those entities for the periods ending December 31, 2025 and 2024.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of money market accounts and other short-term, highly liquid investments with original maturities of three months or less, other than pooled investment vehicles that are considered investments. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses on uninsured cash accounts, which are held at large, well-capitalized financial institutions.
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
Investments
Investments that are measured at fair market value are classified as "Investments at fair value" and are carried at quoted market values on the accompanying Consolidated Balance Sheets. Net unrealized holding gains or losses on equity and seed investments are reflected as a component of other revenues. We measure realized gains and losses on investments using the specific identification method.
For an investment without a readily determinable fair value, the Company has elected to apply the measurement alternative of cost minus impairment, if any, adjusted for any observable price changes in orderly transactions for these investments. The Company will reassess whether such an investment qualifies for the measurement alternative at each reporting
9

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. In evaluating an investment for impairment or observable price changes, we will use inputs including recent financing events, as well as other available information regarding the investee's historical and forecasted performance.
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determined the fair values of our financial instruments using available information. The fair value amounts discussed in Notes 6 “Investments” and 7 “Fair Value Measurements” are not necessarily indicative of either the amounts realizable upon disposition of these instruments or of our intent or ability to dispose of these assets. The fair value of cash and cash equivalents, included in Level 1 of the fair value hierarchy as discussed in Note 7 "Fair Value Measurements", approximates their carrying value due to their short-term maturities. The carrying amount of investments designated as "equity investments", primarily U.S. Government securities, money market funds, equity funds, equities and exchange-traded bond funds, equals fair value based on prices quoted in active markets and, with respect to funds, the reported net asset value (“NAV”) of the shares held. Market values of our money market holdings generally do not fluctuate.
Our equity interests in private companies without readily determinable fair values are measured at cost minus impairment, if any, adjusted for any observable price changes in orderly transactions for these investments. Our private investment fund investments are measured at fair value using NAV as a practical expedient.
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
We completed our most recent annual goodwill impairment assessment during the third quarter of 2025, and determined that no goodwill impairment related to the Advisory and Trust reporting units was required. There was no goodwill impairment in either reporting unit during the years ended December 31, 2025, 2024 or 2023.
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
Revenue Recognition
Revenues are recognized when the performance obligation (the investment management and advisory or trust services provided to the client) defined by the investment advisory or sub-advisory agreement is satisfied. For each performance obligation, we determine at contract inception whether the revenue is satisfied over time or at a point in time. We derive our revenues from investment advisory fees, trust fees and other sources of revenues such as gains and losses from our seed money investments into net investment strategies. The "Other, net” revenues on our Consolidated Statements of Operations are the unrealized gains and losses on our seed money investments, and our seed money investments are included in "Investments at fair value" on our Consolidated Balance Sheets. Our seed money investments were $4.7 million and $3.0 million at December
10

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31, 2025 and 2024, respectively. Advisory and Trust fees are calculated based on a percentage of AUM and AUA, and the performance obligation is realized over the then-current calendar quarter. Once clients receive our investment advisory services we have an enforceable right to payment.
Incremental costs to obtain a contract are eligible to be capitalized if the costs are expected to be recovered over the service period. We incur certain incremental costs in obtaining new business and continually evaluate whether costs should be capitalized and amortized over the expected period of benefit of the asset. Our capitalized incremental costs were $2.0 million and $1.3 million at December 31, 2025 and 2024, respectively, and are included in "Other assets" on our Consolidated Balance Sheets. Certain costs used to fulfill a contract such as the distribution services utilized to sell our Westwood Funds® are expensed as incurred.
We recorded incremental cost amortization expense of $0.4 million for the year ended December 31, 2025 and $0.3 million for each of the years ended December 31, 2024 and 2023, respectively, included in "General and administrative" on our Consolidated Statements of Operations. The amortization periods are based on estimated client retention. We recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.
Stock-Based Compensation
We have issued restricted stock to certain U.S. employees and members of our Board of Directors (the "Board") in accordance with our Eleventh Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan (the “Plan”).
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
Income Taxes
We file a U. S. federal income tax return as a consolidated group for Westwood and its subsidiaries, all of which are U.S.-based subsidiaries. Deferred income tax assets and liabilities are determined based on temporary differences between the financial statements and income tax bases of assets and liabilities as measured at enacted income tax rates.
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
Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we generally use our estimated incremental borrowing rate, which is the rate for a fully-collateralized, fully-amortizing loan with a maturity that is the same as the lease at commencement date to determine the present value of lease payments. When readily determinable, we use the rate implicit in the lease.
11

WESTWOOD HOLDINGS GROUP, INC.
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
Recently Adopted Accounting Pronouncements
Income Taxes
On January 1, 2025, the Company adopted Accounting Standards Update ("ASU") ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a retrospective basis. This ASU enhances the disclosure requirements
12

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to tax rate reconciliations and income taxes paid and did not have an effect on the Company’s consolidated statements of operations or consolidated balance sheets See Note 9 "Income Taxes" for our updated presentation.
Recently Issued Accounting Pronouncements
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
Interim Reporting
In December 2025, the FASB issued ASU 2025-11, Interim Reporting ("ASU 2025-11"). ASU 2025-11 is intended to clarify the application of interim reporting guidance and to reorganize existing disclosure requirements. The amendments in this ASU are effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are in the process of analyzing the impact of this ASU on our condensed consolidated financial statements.
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
For the year ended December 31, 2023, the Company included $4.4 million of revenue and $4.1 million of net income related to Broadmark in its Consolidated Statements of Operations.
Pro Forma Financial Information
The following unaudited pro forma results of operations for the year ended December 31, 2023 assume the Broadmark Acquisition had occurred as of January 1, 2022. This unaudited pro forma information should not be relied upon as being necessarily indicative of historical results that would have been obtained had the Broadmark Acquisition actually occurred on that date, nor of results that may be obtained in the future.

Year Ended December 31,
(in thousands)	2023
Total revenues	$89,781
Net income	$10,571

4. REVENUE
Advisory Fee Revenues
Our advisory fees are generated by Westwood Management for managing client accounts under investment advisory and sub-advisory agreements. Advisory fees are typically calculated based on a percentage of AUM and AUA and are paid in accordance with the terms of the agreements. Advisory fees are paid quarterly in advance based on AUM on the last day of the preceding quarter, quarterly in arrears based on AUM on the last day of the quarter just ended, based on a daily or monthly analysis of AUM for the stated period, or based on committed or invested capital with respect to private capital funds. We recognize advisory fee revenues as services are rendered. Since our advance paying clients' billing periods coincide with the calendar quarter to which such payments relate, revenue is recognized within the quarter and our Consolidated Financial Statements contain no deferred advisory fee revenues. Advisory clients typically consist of institutional investors, mutual funds, ETFs, intermediary separately managed accounts ("SMA"), model-delivery SMA and private capital funds.
Institutional investors include separate accounts of (i) corporate pension and profit sharing plans, public employee retirement funds, Taft-Hartley plans, endowments, foundations and individuals; (ii) sub-advisory relationships where Westwood provides investment management services for funds offered by other financial institutions; (iii) pooled investment
14

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue Disaggregated
The following table presents our revenue disaggregated by account type (in thousands).

	Year Ended December 31,
	2025	2024	2023
Advisory Fees:
Institutional	$42,173	$39,967	$37,738
Mutual Funds & ETFs	28,703	28,980	29,745
Wealth Management	4,720	2,201	1,172
Trust Fees	21,820	21,904	20,592
Other	346	1,669	534
Total revenues	$97,762	$94,721	$89,781

The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Year Ended December 31, 2025	Advisory	Trust	Performance-based	Other	Total
Canada	$791	$—	$—	$—	$791
U.S.	73,931	21,560	1,134	346	96,971
Total	$74,722	$21,560	$1,134	$346	$97,762

Year Ended December 31, 2024	Advisory	Trust	Performance-based	Other	Total
Canada	$1,017	$—	$—	$—	$1,017
U.S.	68,738	21,422	1,875	1,669	93,704
Total	$69,755	$21,422	$1,875	$1,669	$94,721
15

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2023	Advisory	Trust	Performance-based	Other	Total
Canada	$1,105	$—	$—	$—	$1,105
U.S.	66,286	20,242	1,614	534	88,676
Total	$67,391	$20,242	$1,614	$534	$89,781

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
Westwood Holdings Group, Inc. does not have revenues and is the entity in which we record typical holding company expenses including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs. All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.
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
16

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Advisory	Trust	Total Reportable Segments	Other	Consolidated
Year Ended December 31, 2025
Revenues:
Net fee revenues from external sources	$75,596	$21,820	$97,416	$—	$97,416
Net intersegment revenues	8,195	150	8,345	(8,345)	—
Other revenue	346	—	346	—	346
Total revenues	84,137	21,970	106,107	(8,345)	97,762
Interest income	$657	$495	$1,152	$—	$1,152
Net income (loss)	$19,885	$2,906	$22,791	$(15,714)	$7,077
Segment assets	$332,498	$45,563	$378,061	$(215,763)	$162,298
Segment goodwill	$23,100	$16,401	$39,501	$—	$39,501
Segment equity method investments	$4,303	$—	$4,303	$—	$4,303
Expenditures for long-lived assets	$5	$17	$22	$64	$86

Year Ended December 31, 2024
Revenues:
Net fee revenues from external sources	$71,148	$21,904	$93,052	$—	$93,052
Net intersegment revenues	5,959	186	6,145	(6,145)	—
Other revenue	1,669	—	1,669	—	1,669
Total revenues	78,776	22,090	100,866	(6,145)	94,721
Interest income	$1,146	$490	$1,636	$—	$1,636
Net income (loss)	$17,605	$2,751	$20,356	$(18,145)	$2,211
Segment assets	$309,418	$46,438	$355,856	$(205,867)	$149,989
Segment goodwill	$23,100	$16,401	$39,501	$—	$39,501
Segment equity method investments	$4,250	$—	$4,250	$—	$4,250
Expenditures for long-lived assets	$15	$75	$90	$19	$109

Year Ended December 31, 2023
Revenues:
Net fee revenues from external sources	$68,656	$20,591	$89,247	$—	$89,247
Net intersegment revenues	6,270	279	6,549	(6,549)	—
Other revenue	534	—	534	—	534
Total revenues	75,460	20,870	96,330	(6,549)	89,781
Interest income	$518	$342	$860	$—	$860
Net income (loss)	$14,636	$1,776	$16,412	$(5,841)	$10,571
Segment assets	$285,179	$46,754	$331,933	$(176,766)	$155,167
Segment goodwill	$23,100	$16,401	$39,501	$—	$39,501
Segment equity method investments	$4,284	$—	$4,284	$—	$4,284
Expenditures for long-lived assets	$135	$94	$229	$(82)	$147
The "Other" column above contains activity related to our typical holding company expenses including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs, along with intercompany eliminations.
Geographical information
Refer to Note 4, “Revenue” for our revenue disaggregated by our clients' geographical locations. As of December 31, 2025 and 2024, all of our property and equipment was in the United States.

6. INVESTMENTS:
17

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investments consist of the following (in thousands):

	As of December 31,
	2025	2024
Investments at fair value	$21,433	$27,694
Investments under measurement alternative	15,697	10,747
Equity method investments	4,303	4,250
Total investments	$41,433	$42,691
Investments at Fair Value
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025:
U.S. Government securities	$11,712	$259	$(33)	$11,938
Money market funds	4,455	174	—	4,629
Equity funds	617	363	(127)	853
Equities	380	102	(164)	318
Exchange-traded bond funds	148	1	—	149
Private investment funds	2,611	965	(30)	3,546
Total investments carried at fair value	$19,923	$1,864	$(354)	$21,433

December 31, 2024:
U.S. Government securities	$15,859	$263	$(66)	$16,056
Money market funds	7,629	174	—	7,803
Equity funds	1,432	318	(132)	1,618
Equities	183	69	(108)	144
Exchange-traded bond funds	129	—	(2)	127
Private investment funds	1,556	402	(12)	1,946
Total investments carried at fair value	$26,788	$1,226	$(320)	$27,694
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
During the year ended December 31, 2025, we recorded an unrealized gain of approximately $2.0 million for our investment in TXSE following observable price changes in the third quarter. No impairments of these investments were recorded during the years ended December 31, 2025, 2024 or 2023. Balances are shown below (in thousands):
18

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2025	2024
InvestCloud, Inc.	$4,455	$4,455
Vista Bancshares, Inc.	2,792	2,792
WEBs - preferred stock	3,799	1,799
WEBs - call option	201	201
TXSE Group, Inc.	3,450	1,500
Ridgeline, Inc.	1,000	—
Total investments under measurement alternative	$15,697	$10,747
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

	December 31, 2025		December 31, 2024
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP , L.P .	$3,544	50.0%	$3,524	50.0%
Zarvona Energy Fund II-A, L.P .	740	0.5%	707	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total equity method investments	$4,303		$4,250

The following amounts represent income from all investments, except for income tax amounts and equity method investments, and are included in our Consolidated Statements of Operations under the headings “Other revenues, net," "Net change in unrealized appreciation on private investments," or "Net investment income (loss)" (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Realized gains	$110	$172	$73
Realized losses	(78)	(4)	(190)
Net realized gains (losses)	$32	$168	$(117)
Income tax expense from gains (losses)	$7	$35	$(25)
Interest income – equity investments	$569	$793	$640
Dividend income	$476	$147	$61
Unrealized gains/(losses)	$604	$973	$1,425

7. FAIR VALUE MEASUREMENTS:
ASC 820 defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets and liabilities
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – unobservable inputs where there is little or no market activity
Our equity interests in private companies without readily determinable fair values are excluded from the recurring fair value table shown below, as we have elected to apply the measurement alternative for those investments.
19

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, as of the dates indicated within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Measured at NAV (1)	Total
As of December 31, 2025
Equity investments	$17,731	$156	$—	$—	$17,887
Private investment funds	—	—	—	3,546	3,546
Total assets measured at fair value	$17,731	$156	$—	$3,546	$21,433

As of December 31, 2024
Equity investments	$25,748	$—	$—	$—	$25,748
Private investment funds	—	—	—	1,946	1,946
Total assets measured at fair value	$25,748	$—	$—	$1,946	$27,694
Salient Acquisition contingent consideration	$—	$—	$4,657	$—	$4,657
Total liabilities measured at fair value	$—	$—	$4,657	$—	$4,657
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

The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Years ended December 31,
	2025	2024
Beginning balance	$4,657	$10,133
Payments	(4,657)	(10,357)
Total loss included in earnings	—	4,881
Ending balance	$—	$4,657
As part of our 2022 acquisition of the asset management business of Salient Partners, L.P., the Company agreed to pay additional consideration based on specified financial milestones being met in 2024 and 2025. The final payment for the revenue retention earn-out was made in 2025. The December 31, 2025 contingent consideration fair value of the growth earn-out was zero as the specific revenue thresholds were not met; the final measurement date of the growth earn-out was in 2025.
The December 31, 2024 contingent consideration fair value was valued based upon updated revenue growth projections revised asset flow expectations. The fair value of contingent consideration related to the growth earn-out is measured using the Monte Carlo simulation model, which considered assumptions including revenue growth projections, revenue volatility, risk free rates and discount rates. The projected contingent payment is discounted to the current period using a discounted cash flow model. Increases or decreases in projected revenues, probabilities of payment, discount rates, projected payment dates and other inputs may result in significantly higher or lower fair value measurements.
The following table represents the range of the unobservable inputs utilized in the fair value measurement of the contingent consideration classified as level 3, the weighted averages represent the output of the Monte Carlo simulation models:

		Range
As of December 31, 2024	Unobservable Input	Low	High	Weighted Average Rate
Growth earn-out	Discount rate	7.0%	7.5%	7.3%
	Volatility	1.9%	11.9%	6.9%

8. EMPLOYEE BENEFITS:
Restricted Stock Awards
20

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have issued restricted shares to certain employees and non-employee directors. The Eleventh Amended and Restated Westwood Holdings Group, Inc. Stock Incentive Plan ("the Plan") reserves shares of Westwood common stock for issuance to eligible employees, directors and consultants of Westwood or its subsidiaries in the form of restricted stock and stock options. In May 2025, stockholders approved an additional 200,000 shares to be authorized under the Plan, increasing the total number of shares issuable under the Plan (including predecessor plans to the Plan) to 6,948,100 shares. In the event of a change in control of Westwood, the Plan contains provisions providing for the acceleration of the vesting of restricted stock. At December 31, 2025, approximately 774,000 shares remain available for issuance under the Plan.
The following table presents the total stock-based compensation expense recorded and the total income tax benefit recognized for stock-based compensation arrangements for the years indicated (in thousands):

	For the years ended December 31,
	2025	2024	2023
Service condition restricted stock expense	$5,148	$5,537	$6,479
Performance-based restricted stock expense	—	—	39
Total stock-based compensation expense	$5,148	$5,537	$6,518
Total income tax benefit recognized related to stock-based compensation	$1,161	$872	$714
Restricted Stock
Under the Plan, we have granted to certain employees and non-employee directors restricted stock subject to service conditions and to certain key employees restricted stock subject to both service and performance conditions. As of December 31, 2025, there was approximately $6.0 million of unrecognized compensation cost for restricted stock grants under the Plan, which we expect to recognize over a weighted-average period of 1.5 years. In order to satisfy tax liabilities that employees will owe on shares that vest, we may withhold a sufficient number of vested shares from employees on the date vesting occurs to cover minimum tax withholding requirements. We withheld 81,187 shares in 2025 for this purpose. Our restricted stock grants subject only to a service condition are discussed below. Restricted stock subject to service and performance conditions are not discussed as the activity in the years ended December 31, 2025, 2024 and 2023, was insignificant.
Restricted Stock Subject Only to a Service Condition
For the years ended December 31, 2025, 2024 and 2023, we granted restricted stock to certain employees and non-employee directors. Employee shares generally vest over three years and director shares vest over one year. We calculate compensation cost for restricted stock grants using the fair market value of our common stock at the date of grant, the number of shares issued and an adjustment for restrictions on dividends. This compensation cost is amortized on a straight-line basis over the applicable vesting period.
The following table details the status and changes in our restricted stock grants that are subject only to a service condition for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested, January 1, 2025	1,071,185	$11.77
Granted	254,737	12.01
Vested	(335,972)	13.04
Forfeited	(14,059)	10.27
Non-vested, December 31, 2025	975,891	$11.42

The following table shows the weighted-average grant date fair value for shares granted and the total fair value of shares vested during the years indicated:

	Years ended December 31,
	2025	2024	2023
Weighted-average grant date fair value	$12.01	$12.05	$12.26
Fair value of shares vested (in thousands)	$4,381	$5,380	$6,081
Mutual Fund Share Incentive Awards
21

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We may grant mutual fund incentive awards, which are annual bonus awards based on our mutual funds achieving specific performance goals, to specific employees. Awards granted are notionally credited to a participant account maintained by us that contains a number of mutual fund shares equal to the award amount divided by the net closing value of a fund share on the date the amount is credited to the account. We maintain the award in a corporate investment account until vesting. The investment may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. We account for these awards similarly to stock-based compensation awards. As of December 31, 2025 and 2024, approximately $0 and $0.8 million, respectively, of unvested mutual fund awards was included under "Investments at fair value" on our Consolidated Balance Sheets.
Awards vest after approximately two years of service following the year in which the participant earned the award. We begin accruing a liability for mutual fund incentive awards when we believe it is probable that the award will be earned and record expense for these awards over the service period of the award. During the year in which the amount of the award is determined, we record expense based on its expected value. After the award is earned, we record expense based on the value of the shares awarded and the percentage of the vesting period that has elapsed. Our liability under these awards may increase or decrease based on changes in the value of the mutual fund shares awarded, including reinvested income from the mutual funds during the vesting period. Upon vesting, participants receive the mutual fund share awards adjusted for earnings or losses attributable to the underlying mutual funds. For the years ended December 31, 2025, 2024 and 2023, we recorded expense of $0.1 million, $0.5 million and $0.7 million, respectively, related to mutual fund share incentive awards. As of December 31, 2025 and 2024, approximately $0 and $0.6 million, respectively, of mutual funds award liability was included under "Compensation and benefits payable" on our Consolidated Balance Sheets.
Benefit Plans
Westwood has a defined contribution and profit-sharing plan that was established in July 2002 and covers substantially all employees. Discretionary employer profit-sharing contributions become fully vested after four years of service by the participant. For U.S. employees, Westwood provides a 401(k) match of up to 6% of eligible compensation and contributions vest immediately.
The following table displays our profit-sharing and retirement plan contributions for the periods presented (in thousands):

	Years ended December 31,
	2025	2024	2023
Profit-sharing contributions, net	$496	$—	$—
Retirement plan matching contributions	1,821	1,737	1,616

9. INCOME TAXES:
Income Tax Provision
22

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of our income before income taxes and the provision (benefit) for income taxes are as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
U.S.	$9,676	$4,024	$12,419
Canada	1	(5)	(27)
Total	$9,677	$4,019	$12,392

Current taxes:
U.S. Federal	$2,103	$2,664	$1,370
State and local	705	658	466
Total current taxes	2,808	3,322	1,836
Deferred taxes:
U.S. Federal	(155)	(1,359)	1,014
State and local	(53)	(159)	22
Total deferred taxes	(208)	(1,518)	1,036
Total income tax provision	$2,600	$1,804	$2,872
We include penalties and interest on income-based taxes in the “General and administrative” line on our Consolidated Statements of Operations. Penalties and interest were insignificant for the years ended December 31, 2025, 2024 and 2023.
Income tax expense differs from the amount that would otherwise have been calculated by applying the U.S. Federal corporate tax rate of 21% to income before income taxes. The difference between the Federal corporate tax rate and the effective tax rate is comprised of the following (in thousands).

	Years ended December 31,
	2025		2024		2023
Income tax provision computed at US federal statutory rate	$2,028	21.0%	$844	21.0%	$2,603	21.0%
State and local income taxes, net of federal income taxes(1)	504	5.2	359	8.9	349	2.8
Non-taxable or non-deductible items:
Compensation subject to Section 162(m)	241	2.5	185	4.6	—	—
Stock-based compensation	(268)	(2.8)	158	3.9	452	3.6
Key person life insurance	—	—	—	—	(840)	(6.8)
Other	100	1.1	80	2.0	161	1.3
Other adjustments:
Return to provision adjustments	(232)	(2.4)	123	3.1	—	—
Restricted stock, Section 162(m) impact	227	2.3	55	1.4	147	1.2
Provision for income taxes and effective tax rate	$2,600	26.9%	$1,804	44.9%	$2,872	23.1%
(1) The state and local jurisdictions that contribute to the majority (greater than 50%) for this tax effect include New York, Texas and Pennsylvania.

Income taxes paid are as follows (in thousands):
23

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years ended December 31,
	2025	2024	2023
U.S. Federal	$500	$2,789	$1,100
U.S. state and local:
Massachusetts	63	*	*
New York	132	214	173
Pennsylvania	100	*	*
Texas	119	*	146
Other	105	428	175
Total	$1,019	$3,431	$1,594
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

Deferred Income Taxes
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	As of December 31,
	2025	2024
Deferred tax assets:
Stock-based compensation expense	$1,059	$1,156
Operating lease liabilities	2,370	735
Compensation and benefits payable	2,582	1,867
Accrued contingent consideration	—	490
Deferred compensation	473	468
Acquisition expenses	892	885
Investments in U.S. partnerships	538	—
Property and equipment	31	—
Other	—	91
Total deferred tax assets	7,945	5,692
Deferred tax liabilities:
Property and equipment	—	(36)
Intangibles	(2,109)	(2,137)
Unrealized gains on investments	(1,117)	(642)
Operating lease right-of-use assets	(2,267)	(633)
Total deferred tax liabilities	(5,493)	(3,448)
Net deferred tax assets	$2,452	$2,244
The Company is subject to taxation in the U. S. and various state jurisdictions. As of December 31, 2025, the Company’s 2022, 2023 and 2024 tax years are open for examination by the Internal Revenue Service, and various state and foreign jurisdiction tax years remain open to examination.
At December 31, 2025, 2024 and 2023, the Company's gross liability related to uncertain tax positions was de minimis. A number of years may elapse before an uncertain tax position is finally resolved. To the extent that the Company has favorable tax settlements, or determines that accrued amounts are no longer needed due to a lapse in the applicable statute of limitations or other changes in circumstances, such liabilities, as well as the related interest and penalties, are reversed as a reduction of income tax expense, net of federal tax effects, in the period such determination is made.
10. EARNINGS PER SHARE:
Basic earnings per common share is computed by dividing income attributable to Westwood Holdings Group, Inc. by the weighted average number of shares outstanding for the applicable period. Diluted earnings per share is computed based on the weighted average number of shares outstanding plus the effect of any dilutive shares of restricted stock granted to employees and non-employee directors using the treasury stock method. There were approximately 5,000, 7,000 and 63,000 anti-dilutive
24

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted shares as of December 31, 2025, 2024 and 2023, respectively, which were excluded from weighted average shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2025	2024	2023
Income attributable to Westwood Holdings Group, Inc.	$7,058	$2,215	$9,520

Weighted average shares outstanding – basic	8,374,352	8,163,465	7,964,423
Dilutive potential shares from unvested restricted shares	511,228	352,314	147,716
Weighted average shares outstanding – diluted	8,885,580	8,515,779	8,112,139
Earnings per share:
Basic	$0.84	$0.27	$1.20
Diluted	$0.79	$0.26	$1.17

11. GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities assumed at the date of acquisition. Changes in goodwill were as follows (in thousands):

	Trust Segment	Advisory Segment	Total
Balance at December 31, 2023	$16,401	$23,100	$39,501
Balance at December 31, 2024	16,401	23,100	39,501
Balance at December 31, 2025	$16,401	$23,100	$39,501
Goodwill is not amortized but is tested for impairment at least annually. We completed our annual goodwill impairment assessment during the third quarter of 2025 and determined that no impairment loss was required. No impairments were recorded during the years ended December 31, 2025, 2024 or 2023.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, internally-developed software, non-compete agreements and trade names, and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition.
The following is a summary of intangible assets at December 31, 2025 and 2024 (in thousands, except years):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2025
Client relationships	15.0	$34,397	$(17,491)	$16,906
Internally developed software	7.9	2,244	(1,088)	1,156
Trade name	3.0	3,800	(3,694)	106
Non-compete agreements	3.0	1,100	(1,069)	31
		$41,541	$(23,342)	$18,199
2024
Client relationships	15.0	$34,397	$(15,199)	$19,198
Internally developed software	7.9	2,452	(1,479)	973
Trade name	3.0	3,800	(2,639)	1,161
Non-compete agreements	3.0	1,100	(764)	336
		$41,749	$(20,081)	$21,668

25

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense, which is included in “General and administrative” expense on our Consolidated Statements of Operations, was $3.9 million, $4.1 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Estimated amortization expense for intangible assets over the next five years, and thereafter, is as follows (in thousands):

For the year ending December 31,	Estimated Amortization Expense
2026	$2,583
2027	2,583
2028	2,583
2029	2,533
2030	1,320
Thereafter	6,597
Total	$18,199

12. LEASES:
We have operating leases for corporate offices and certain office equipment. The lease terms of our corporate offices vary and have remaining lease terms ranging from one to eleven years. The corporate office lease payments are fixed and are based upon contractual monthly rates. The majority of our corporate office leases do not include options to extend or terminate the leases. We generally lease office equipment for a period of two years.
The following table presents the components of lease costs related to our leases (amounts in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease costs	$1,651	$1,441	$1,512
Sublease income	$850	$845	$862
Sublease income relates to subleasing a portion of our corporate offices.
The following table presents supplemental cash flow information related to our leases (amounts in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating cash flows from operating leases	$1,751	$1,780	$1,774
Right-of-use assets obtained in exchange for lease obligations	$8,133	$—	$173
Operating lease costs are included in "General and administrative" expense on our Consolidated Statements of Operations. We lease our offices under non-cancelable operating lease agreements with expiration dates that run through 2036.
The following table presents information regarding our operating leases (in thousands, except years and rates):

	December 31,
	2025	2024
Operating lease right-of-use assets	$9,676	$2,559
Operating lease liabilities	$10,171	$3,197
Weighted-average remaining lease term (in years)	9.9	2.9
Weighted-average discount rate	6.8%	6.1%
The maturities of lease liabilities are as follows (in thousands):
26

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ending December 31,	Operating Leases
2026*	$(1,889)
2027	1,730
2028	1,774
2029	1,850
2030	1,650
Thereafter	10,728
Total undiscounted lease payments	$15,843
Less: imputed interest	(5,672)
Total lease liabilities	$10,171
* Includes the expected reimbursement of leasehold improvements.
13. PROPERTY AND EQUIPMENT:
The following table reflects information about our property and equipment as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Leasehold improvements	$5,166	$5,136
Furniture and fixtures	2,996	2,844
Computer hardware and office equipment	1,326	1,395
Accumulated depreciation	(8,952)	(8,424)
Property and equipment, net	$536	$951
Depreciation expense, which is included in “General and administrative” expense on our Consolidated Statements of Operations, was $0.5 million, $0.6 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
14. COMMITMENTS AND CONTINGENCIES
Purchase commitments
Our purchase commitments primarily consist of outsourced information technology services, software licenses and commitments for financial research tools. These commitments are not associated with suppliers’ financing arrangements, nor are these purchase obligations reflected as liabilities on our Consolidated Balance Sheets. As of December 31, 2025, we did not have any material off-balance sheet arrangements.
Legal matter
In February 2025, Westwood Trust, a subsidiary of the Company, was named as a defendant in a lawsuit filed in Dallas County Court relating to a life insurance policy held by a trust for which Westwood Trust serves as trustee. While the Company believes the claims asserted in the lawsuit are without merit and is vigorously defending its position, it is reasonably possible we may incur a loss as a result of this legal matter. The Company believes it is unable to estimate a range of possible loss at this time.
15. REGULATORY CAPITAL REQUIREMENTS:
Westwood Trust must maintain cash and investments in an amount equal to the required minimum restricted capital of $4.0 million as required by the Texas Finance Code. Restricted capital is included in "Investments at fair value" in the accompanying Consolidated Balance Sheets. At December 31, 2025, Westwood Trust had approximately $13.2 million in excess of its minimum capital requirement.
Westwood Trust is limited under applicable Texas law in the payment of dividends of undivided profits, which is that part of equity capital equal to the balance of net profits, income, gains and losses since formation minus subsequent distributions to stockholders and transfers to surplus or capital under share dividends or appropriate Board resolutions. At the discretion of its Board, Westwood Trust may make quarterly and special dividend payments, or other distributions, to Westwood out of its undivided profits. No dividend payments were made in 2025, 2024 or 2023.
27

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCLP, a broker-dealer of the Company, is registered with the SEC as broker-dealers and members of FINRA. The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, to not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2025, SCLP had net capital of $393.6 thousand which was $378.2 thousand in excess of its required minimum net capital of $15.4 thousand. As of December 31, 2024, SCLP had net capital of $282.2 thousand, which was $276.8 thousand in excess of its required minimum net capital of $5.4 thousand.
16. VARIABLE INTEREST ENTITIES:
As discussed in Note 2 “Summary of Significant Accounting Policies,” the CTFs, Private Funds, Zarvona Energy Fund II-A and WEBs (together the “Westwood VIEs”) are considered VIEs, and the Westwood Funds®, InvestCloud, Vista, Zarvona Energy Fund GP and TXSE are considered VOEs (together the “Westwood VOEs”). We receive fees for managing assets in these entities commensurate with market rates. As of December 31, 2025 and 2024, we evaluated all of the Westwood VIEs and Westwood VOEs to determine whether or not we should consolidate the entities into our Consolidated Financial Statements. For the Westwood VIEs, we evaluated whether or not we qualify as the primary beneficiary based on whether we have the obligation to absorb significant losses, the right to receive residual returns and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, and concluded that we do not qualify as a primary beneficiary for those entities. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities, and we concluded that we do not. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs into our Consolidated Financial Statements for the years ended December 31, 2025 or 2024.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 6 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs of approximately $34.9 million, $33.0 million and $32.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table displays the AUM, the amount of our seed investments that are included in “Investments” and “Investments, at fair value” on the Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of December 31, 2025
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,890	$—	$—
Common Trust Funds	600	—	—
Private Funds	315	0.2	0.2
Private Equity	—	9.3	9.3

All other assets:
Wealth Management	3,705
Institutional	8,029
Total AUM	$16,539
28

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2024
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,915	$—	$—
Common Trust Funds	739	—	—
Private Funds	92	0.3	0.3
Private Equity	—	7.3	7.3

All other assets:
Wealth Management	3,327
Institutional	8,534
Total AUM	$16,607

17. RELATED PARTY TRANSACTIONS:
Some of our directors, executive officers and their affiliates invest personal funds directly in trust accounts that we manage. At both December 31, 2025 and at December 31, 2024, there was approximately $0.1 million in fees due from these accounts. For the years ended December 31, 2025, 2024 and 2023 we recorded trust fees from these accounts of $0.3 million.
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the years ended December 31, 2025, 2024 and 2023 the Company earned immaterial fees from the affiliated funds.
18. CONCENTRATION:
For the years ended December 31, 2025, 2024 and 2023, our ten largest clients accounted for approximately 20%, 20% and 21%, respectively, of our fee revenues. No single customer accounted for 10% or more of our fee revenues in any of these years. The following table presents advisory fee revenue received from our single largest client in each year (in thousands):

	Years ended December 31,
	2025	2024	2023
Advisory fees from our largest client:
Asset-based fees	$3,022	$2,854	$3,892
Percent of fee revenue	3.1%	3.1%	4.4%

19. SUBSEQUENT EVENTS:
Investment in Vista Bancshares, Inc.
On January 7, 2026, Vista was acquired by a third party, National Bank Holdings Corporation ("NBHC"). Following this acquisition we recognized a gain of approximately $1.0 million in 2026 upon liquidation of our investment in NBHC stock.
Dividends Declared
On February 13, 2026, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on April 1, 2026 to stockholders of record on March 3, 2026.
Restricted Stock Grants
On February 23, 2026 we issued approximately $2.8 million of restricted stock to employees, or approximately 173,333 shares based on the closing price of our stock on February 23, 2026. The shares are subject to vesting conditions described in Note 8 “Employee Benefits” of our Consolidated Financial Statements in this Report.
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

30

Exhibit Number	Description of Exhibits
10.3.9*	Seventeenth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of March 22, 2023
10.3.10*	Eighteenth Modification of Office Lease between Westwood Management Corp. and Crescent TC Investors LP, dated as of June 24, 2025
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

19*	Westwood Holdings Group, Inc. Amended and Restated Insider Trading Policy
21.1	Subsidiaries (incorporated by reference from the Form 10-K filed with the SEC on February 28, 2013)
23.1*	Consent of BDO USA, P.C.
31

Exhibit Number	Description of Exhibits
24.1*	Power of Attorney (included on first signature page)
31.1*	Certification of the Chief Executive Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer of Westwood required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97+	Compensation Recovery Policy (incorporated by reference from the Form 10-K filed with the SEC on March 7, 2024)
101*	The following financial information from Westwood Holdings Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (v) Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
+    Indicates management contract or compensation plan, contract or arrangement.
#    Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.
32