Form 10-Q
period 2026-03-31
WESTWOOD HOLDINGS GROUP INC
filed 2026-04-30
CIK 1165002

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
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of April 23, 2026: 9,487,978.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$23,413	$26,249
Accounts receivable	16,372	16,751
Investments, at fair value (amortized cost of $14,426 and $19,923)	15,584	21,433
Investments under measurement alternative	13,105	15,697
Equity method investments	4,254	4,303
Other assets	8,044	7,501
Goodwill	39,501	39,501
Deferred income taxes	2,492	2,452
Operating lease right-of-use assets	9,512	9,676
Intangible assets, net	17,417	18,199
Property and equipment, net of accumulated depreciation of $9,044 and $8,952	681	536
Total assets	$150,375	$162,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$5,642	$7,584
Dividends payable	2,488	2,701
Compensation and benefits payable	4,653	13,626
Operating lease liabilities	10,017	10,171
Income taxes payable	1,510	1,493
Total liabilities	24,310	35,575
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,551,091 and 12,337,758, respectively and outstanding 9,487,973 and 9,394,066, respectively	126	124
Additional paid-in capital	207,379	206,120
Treasury stock, at cost – 3,063,118 and 2,986,692 shares, respectively	(90,900)	(89,612)
Retained earnings	8,352	8,983
Total Westwood Holdings Group, Inc. stockholders’ equity	124,957	125,615
Noncontrolling interest in consolidated subsidiary	1,108	1,108
Total equity	126,065	126,723
Total liabilities and stockholders' equity	$150,375	$162,298

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Advisory fees:
Asset-based	$19,309	$17,731
Trust fees	5,318	5,429
Other, net	339	92
Total revenues	24,966	23,252
EXPENSES:
Employee compensation and benefits	17,170	14,501
Sales and marketing	660	760
Westwood funds	864	897
Information technology	2,636	2,667
Professional services	2,146	1,613
General and administrative	2,986	2,882
Total expenses	26,462	23,320
Net operating loss	(1,496)	(68)
Realized gains on private investments	2,046	—
Net change in unrealized depreciation on private investments	(15)	—
Net investment income	293	383
Other income	—	277
Income before income taxes	828	592
Provision for income taxes	46	115
Net income	$782	$477
Less: income (loss) attributable to noncontrolling interest	—	(1)
Income attributable to Westwood Holdings Group, Inc.	$782	$478
Earnings per share:
Basic	$0.09	$0.06
Diluted	$0.09	$0.05
Weighted average shares outstanding:
Basic	8,498,350	8,253,912
Diluted	9,041,922	8,781,743

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2026 and 2025
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2025	9,394,066	$124	$206,120	$(89,612)	$8,983	$1,108	$126,723
Net income	—	—	—	—	782	—	782
Issuance of restricted stock, net of forfeitures	173,333	2	(2)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,413)	—	(1,413)
Stock-based compensation expense	—	—	1,261	—	—	—	1,261
Restricted stock returned for payment of taxes	(79,426)	—	—	(1,288)	—	—	(1,288)
Balance, March 31, 2026	9,487,973	$126	$207,379	$(90,900)	$8,352	$1,108	$126,065

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2024	9,234,575	$122	$202,239	$(88,277)	$6,207	$2,041	$122,332
Net income (loss)	—	—	—	—	478	(1)	477
Issuance of restricted stock, net of forfeitures	226,287	2	(2)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	(1,265)	—	(150)	—	(1,415)
Stock-based compensation expense	—	—	1,327	—	—	—	1,327
Restricted stock returned for payment of taxes	(81,187)		—	(1,335)	—	—	(1,335)
Balance, March 31, 2025	9,379,675	$124	$202,299	$(89,612)	$6,535	$2,040	$121,386

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$782	$477
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	101	132
Amortization of intangible assets	782	1,045
Net change in unrealized (appreciation) depreciation on investments	(477)	80
Stock-based compensation expense	1,261	1,327
Deferred income taxes	(40)	(226)
Non-cash lease expense	164	296
Change in operating assets and liabilities:
Accounts receivable	379	(1,608)
Other assets	(522)	(696)
Accounts payable and accrued liabilities	(1,942)	(464)
Compensation and benefits payable	(8,973)	(8,508)
Income taxes receivable and payable	17	109
Other liabilities	(176)	(381)
Net sales of equity investments	6,077	7,959
Contingent consideration	—	(4,442)
Net cash used in operating activities	(2,567)	(4,900)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	2,792	—
Purchases of property and equipment	(246)	(6)
Purchases of investments	(200)	(1,000)
Returns of capital from investments	298	—
Additions to internally developed software	—	(412)
Net cash provided by (used in) investing activities	2,644	(1,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted stock returned for payment of taxes	(1,288)	(1,335)
Payment of contingent consideration in acquisition	—	(201)
Cash dividends paid	(1,625)	(1,575)
Net cash used in financing activities	(2,913)	(3,111)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,836)	(9,429)
Cash and cash equivalents, beginning of period	26,249	18,847
Cash and cash equivalents, end of period	$23,413	$9,418
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$75	$232
Accrued dividends	$2,488	$2,299
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$36

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
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the periods in these Condensed Consolidated Financial Statements are not necessarily indicative of results for any future period. The accompanying Condensed Consolidated Financial Statements include the accounts of Westwood and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
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
Revenue Disaggregated
The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended March 31,
	2026	2025
Advisory Fees:
Institutional	$10,623	$10,254
Mutual Funds & ETFs	7,377	6,832
Wealth Management	1,309	645
Trust Fees	5,318	5,429
Other, net	339	92
Total revenues	$24,966	$23,252

The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended March 31, 2026	Advisory	Trust	Other	Total
Canada	$150	$—	$—	$150
United States	19,159	5,318	339	24,816
Total	$19,309	$5,318	$339	$24,966

Three Months Ended March 31, 2025	Advisory	Trust	Other	Total
Canada	$238	$—	$—	$238
United States	17,493	5,429	92	23,014
Total	$17,731	$5,429	$92	$23,252

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
Advisory

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
Other
The Other column below contains the entity in which we record typical holding company expenses, including employee compensation and benefits for holding company employees, directors’ fees and investor relations costs, along with intersegment eliminations.
All segment accounting policies are the same as those described in the summary of significant accounting policies. Intersegment balances that eliminate in consolidation have been applied to the appropriate segment.

(in thousands)	Advisory	Trust	Total Reportable	Other	Consolidated
Three Months Ended March 31, 2026
Net fee revenues from external sources	$19,309	$5,318	$24,627	$—	$24,627
Net intersegment revenues	2,113	36	2,149	(2,149)	—
Other revenue	302	37	339	—	339
Total revenues	$21,724	$5,391	$27,115	$(2,149)	$24,966
Interest income	$168	$64	$232	$—	$232
Net income (loss)	$3,822	$(127)	$3,695	$(2,913)	$782
Segment assets	$330,630	$45,122	$375,752	$(225,377)	$150,375
Segment goodwill	$23,100	$16,401	$39,501	$—	$39,501
Segment equity-method investments	$4,254	$—	$4,254	$—	$4,254
Expenditures for long-lived assets	$4	$19	$23	$223	$246

Three Months Ended March 31, 2025
Net fee revenues from external sources	$17,731	$5,429	$23,160	$—	$23,160
Net intersegment revenues	1,576	39	1,615	(1,615)	—
Other revenue	92	—	92	—	92
Total revenues	$19,399	$5,468	$24,867	$(1,615)	$23,252
Interest income	$192	$131	$323	$—	$323
Net income (loss)	$3,533	$702	$4,235	$(3,758)	$477
Segment assets	$309,360	$44,849	$354,209	$(219,221)	$134,988
Segment goodwill	$23,100	$16,401	$39,501	$—	$39,501
Segment equity-method investments	$4,208	$—	$4,208	$—	$4,208
Expenditures for long-lived assets	$—	$—	$—	$6	$6

5. INVESTMENTS

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

Our investments consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Investments at fair value	$15,584	$21,433
Investments under measurement alternative	13,105	15,697
Equity method investments	4,254	4,303
Total investments	$32,943	$41,433
Investments at Fair Value
Investments carried at fair value are presented in the table below (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026:
U.S. Government securities	$4,910	$273	$(15)	$5,168
Money market funds	4,574	63	(1)	4,636
Equity funds	170	24	(6)	188
Equities	606	73	(67)	612
Exchange-traded bond funds	148	—	(2)	146
Private investment funds	4,018	860	(44)	4,834
Total investments carried at fair value	$14,426	$1,293	$(135)	$15,584

December 31, 2025:
U.S. Government securities	$11,712	$259	$(33)	$11,938
Money market funds	4,455	174	—	4,629
Equity funds	617	363	(127)	853
Equities	380	102	(164)	318
Exchange-traded bond funds	148	1	—	149
Private investment funds	2,611	965	(30)	3,546
Total investments carried at fair value	$19,923	$1,864	$(354)	$21,433

Investments Under Measurement Alternative
Our investments below represent equity interests in private companies without readily determinable fair values. The Company has elected to apply the measurement alternative of cost minus impairment, if any, adjusted for any observable price changes in orderly transactions for these investments. The acquisition cost of WEBs Investments Inc. ("WEBs") is allocated using the relative fair value method between preferred stock and a call option.
During the three months ended March 31, 2026 , Vista Bancshares, Inc. was acquired by a third party, National Bank Holdings Corporation ("NBHC"). Following this acquisition we recognized a gain of approximately $2.0 million in the first quarter of 2026 upon liquidation of NBHC stock.
No impairments of these investments were recorded during the three months ended March 31, 2026 or March 31, 2025. Balances are shown below (in thousands):

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

Investment:	March 31, 2026	December 31, 2025
InvestCloud, Inc.	$4,455	$4,455
Vista Bancshares, Inc.	—	2,792
WEBs - preferred stock	3,999	3,799
WEBs - call option	201	201
TXSE Group, Inc.	3,450	3,450
Ridgeline, Inc.	1,000	1,000
Total investments under measurement alternative	$13,105	$15,697
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

	March 31, 2026		December 31, 2025
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,505	50.0%	$3,544	50.0%
Zarvona Energy Fund II-A, L.P.	730	0.5%	740	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,254		$4,303
6. FAIR VALUE MEASUREMENTS
ASC 820 defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – significant unobservable inputs where there is little or no market activity
Our equity interests in private companies without readily determinable fair values are excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for those investments.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis, as of the dates indicated, with the fair value hierarchy (in thousands):

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of March 31, 2026:
Equity investments	$10,599	$151	$—	$—	$10,750
Private investment funds	—	—	—	4,834	4,834
Total assets measured at fair value	$10,599	$151	$—	$4,834	$15,584

As of December 31, 2025:
Equity investments	$17,731	$156	$—	$—	$17,887
Private investment funds	—	—	—	3,546	3,546
Total assets measured at fair value	$17,731	$156	$—	$3,546	$21,433
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
The following table summarizes the changes in Level 3 liabilities measured at fair value on a recurring basis for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$—	$4,657
Payments	—	(4,657)
Ending balance	$—	$—
The final measurement date of the growth earn-out was in 2025 and the final payment for the revenue retention earn-out was made in the first quarter of 2025.
7. INCOME TAXES
Our effective income tax rate differed from the 21% statutory rate for the three months ended March 31, 2026 and March 31, 2025 due to permanent differences related to executive compensation and the impact of state and local taxes.
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
There were approximately 11,000 and 20,000 anti-dilutive restricted shares outstanding for the three months ended March 31, 2026 and March 31, 2025, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended March 31,
	2026	2025
Income attributable to Westwood Holdings Group, Inc.	$782	$478
Weighted average shares outstanding - basic	8,498,350	8,253,912
Dilutive potential shares from unvested restricted shares	543,572	527,831
Weighted average shares outstanding - diluted	9,041,922	8,781,743
Earnings per share:
Basic	$0.09	$0.06
Diluted	$0.09	$0.05

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities assumed at the date of acquisition. Changes in goodwill were as follows (in thousands):

Balance at:	Trust Segment	Advisory Segment	Total
December 31, 2025	$16,401	$23,100	$39,501
March 31, 2026	$16,401	$23,100	$39,501
Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our annual goodwill impairment assessment during the third quarter of 2025 and determined that no impairment loss was required. No goodwill impairments were recorded during the three months ended March 31, 2026 or March 31, 2025.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three months ended March 31, 2026 or March 31, 2025.
Amortization expense, which is included in “General and administrative” expense on our Condensed Consolidated Statements of Operations, was $0.8 million and $1.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
10. LEASES
As of March 31, 2026 there have been no material changes outside the ordinary course of business to our leases since December 31, 2025. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
11. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of March 31, 2026, shares up to a value of $5.5 million may yet be repurchased under our plan.
During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of our common stock.
12. VARIABLE INTEREST ENTITIES
We evaluated (i) our relationship as sponsor of the CTFs and managing member of the private equity funds Westwood Hospitality, Westwood Technology Opportunities Fund I, LP, Westwood Energy Secondaries Fund I, Westwood Energy Secondaries Fund II, Westwood Energy Secondaries Co-Invest Fund II, Westwood Energy Secondaries Co-Invest Fund III and Westwood Energy Secondaries Co-Invest IV Fund (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and (iii) our investments in InvestCloud Inc. ("InvestCloud"), Vista Bancshares, Inc. ("Vista"), Zarvona Energy Fund GP, Zarvona Energy Fund II-A, WEBs Investments Inc. ("WEBs") and the TXSE Group Inc. ("TXSE") as discussed in Note 5 “Investments” to determine whether each of these entities is a variable interest entity ("VIE") or voting ownership entity (“VOE”).
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

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista, Zarvona Energy Fund GP and TXSE (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities, and we concluded that we do not. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs for the periods ending March 31, 2026 and December 31, 2025.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 5 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Fee Revenues	$9.3	$8.0

The following tables display the AUM, the amount of our seed investments that are included in “Investments, at fair value” on the Condensed Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of March 31, 2026
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,137
Common Trust Funds	582
Private Funds	542	$0.2	$0.2
Private Equity	—	9.5	9.5
All other assets:
Wealth Management	3,631
Institutional	8,429
Total Assets Under Management	$17,321

	As of December 31, 2025
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,890	$—	$—
Common Trust Funds	600	$—	$—
Private Funds	315	$0.2	$0.2
Private Equity	—	$9.3	$9.3

All other assets:
Wealth Management	3,705
Institutional	8,029
Total AUM	$16,539

13. COMMITMENTS AND CONTINGENCIES

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

Legal matter
In February 2025, Westwood Trust, a subsidiary of the Company, was named as a defendant in a lawsuit filed in Dallas County Court relating to a trust for which Westwood Trust served as trustee. While the company believes it fulfilled its fiduciary responsibilities as trustee, the parties entered into a settlement agreement in March 2026, providing for a full release of both parties and a settlement payment in the amount of $1.6 million (the “Settlement Amount”), included in "Accounts payable and accrued liabilities" on our Condensed Consolidated Balance Sheets. The Settlement Amount was offset by approximately $0.6 million of related loss recoveries from the Company’s directors and officers liability insurance policy with third parties, which was included as "Other assets" on our March 31, 2026 Condensed Consolidated Balance Sheets.
14. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three months ended March 31, 2026 and March 31, 2025, the Company earned immaterial fees from the affiliated funds.
15. SUBSEQUENT EVENTS
Dividend Declared
On April 30, 2026, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on July 1, 2026 to stockholders of record on June 1, 2026.
Cash advanced
On April 27, 2026, the Company advanced $5.0 million to a related party borrower, Westwood Energy Secondaries Fund III, LP.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Statements in this report and our Annual Report to Stockholders that are not purely historical facts, including, without limitation, statements about our expected future financial position, results of operations or cash flows, as well as other statements including, without limitation, words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “could,” “goal,” “potentially,” “may,” “designed” and other similar expressions, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and those risks set forth below:
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
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $17.3 billion and AUA of approximately $0.9 billion at March 31, 2026. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
Firm-wide Assets Under Management
Firm-wide assets under management of $18.3 billion at March 31, 2026 consisted of $17.3 billion of AUM and $0.9 billion of AUA.
AUM increased $0.3 billion to $17.3 billion at March 31, 2026 compared with $17.0 billion at March 31, 2025. The average of beginning and ending AUM ("average AUM") for the first quarter of 2026 was $16.9 billion compared to $16.8 billion for the first quarter of 2025.
The following table displays AUM as of March 31, 2026 and 2025 (in millions):

	As of March 31,
	2026	2025	Change
Institutional(1)	$8,959	$8,985	0%
Wealth Management(2)	4,225	4,107	3
Mutual Funds & ETFs(3)	4,137	3,891	6
Total AUM	$17,321	$16,983	2%

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
Roll-Forward of Assets Under Management

	Three Months Ended March 31,
(in millions)	2026	2025
Institutional
Beginning of period assets	$8,332	$8,301
Inflows	322	966
Outflows	(290)	(180)
Net client flows	32	786
Market appreciation (depreciation)	595	(102)
Net change	627	684
End of period assets	$8,959	$8,985

Wealth Management
Beginning of period assets	$4,317	$4,391
Inflows	87	50
Outflows	(135)	(179)
Net client flows	(48)	(129)
Market appreciation (depreciation)	(44)	(155)
Net change	(92)	(284)
End of period assets	$4,225	$4,107

Mutual Funds & ETFs
Beginning of period assets	$3,890	$3,915
Inflows	207	210
Outflows	(241)	(225)
Net client flows	(34)	(15)
Market appreciation (depreciation)	281	(9)
Net change	247	(24)
End of period assets	$4,137	$3,891

Total AUM
Beginning of period assets	$16,539	$16,607
Inflows	616	1,226
Outflows	(666)	(584)
Net client flows	(50)	642
Market appreciation (depreciation)	832	(266)
Net change	782	376
End of period assets	$17,321	$16,983

Three months ended March 31, 2026 compared to the three months ended March 31, 2025
The change in AUM for the three months ended March 31, 2026 was due to market appreciation of $0.8 billion offset by net outflows of $0.1 billion. Net outflows were primarily related to our SmallCap Value and LargeCap Value strategies.
The change in AUM for the three months ended March 31, 2025 was due to net inflows of $0.6 billion offset by market depreciation of $0.3 billion. Net inflows were primarily related to our SmallCap Value strategy.
Roll-Forward of Assets Under Advisement

	Three Months Ended March 31,
(in millions)	2026	2025
Assets Under Advisement
Beginning of period assets	$942	$960
Inflows	32	51
Outflows	(82)	(52)
Net client flows	(50)	(1)
Market appreciation (depreciation)	48	8
Net change	(2)	7
End of period assets	$940	$967
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Operations contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended
	March 31,
	2026	2025	Change
Revenues:
Advisory fees: asset-based	$19,309	$17,731	9%
Trust fees: asset-based	5,318	5,429	(2)
Other, net	339	92	268
Total revenues	24,966	23,252	7
Expenses:
Employee compensation and benefits	17,170	14,501	18
Sales and marketing	660	760	(13)
Westwood funds	864	897	(4)
Information technology	2,636	2,667	(1)
Professional services	2,146	1,613	33
General and administrative	2,986	2,882	4
Total expenses	26,462	23,320	13
Net operating loss	(1,496)	(68)	2,100
Realized gains on private investments	2,046	—	NM
Net change in unrealized depreciation on private investments	(15)	—	NM
Net investment income	293	383	(23)
Other income	—	277	(100)
Income before income taxes	828	592	40
Income tax provision	46	115	(60)
Net income	$782	$477	64%
Less: income (loss) attributable to noncontrolling interest	—	(1)	(100)%
Income attributable to Westwood Holdings Group, Inc.	$782	$478	64%
_________________________
NM    Not meaningful
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Total revenues. Total revenues for the three months ended March 31, 2026 were higher than revenues for the three months ended March 31, 2025 due to higher average AUM and growth from our ETFs and private energy secondaries funds.

Employee compensation and benefits. Employee compensation and benefits for the three months ended March 31, 2026 increased compared to the three months March 31, 2025 primarily due to higher incentive compensation costs.
Professional services. Professional services costs for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 primarily due to additional legal expenses.
Realized gains on private investments. Realized gains on private investments related to our first quarter 2026 sale of NBHC stock.
Income tax provision. Our effective income tax rate differed from the 21% statutory rate for the three months ended March 31, 2026 and March 31, 2025 due to permanent differences related to executive compensation and the impact of state and local taxes.
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

	Three Months Ended March 31,		Change
	2026	2025
Income attributable to Westwood Holdings Group, Inc.	$782	$478	64%
Stock-based compensation expense	1,261	1,327	(5)
Intangible amortization	782	1,045	(25)
Tax benefit from goodwill amortization	136	124	10
Tax impacts of adjustments to GAAP net income	(114)	(460)	(75)
Economic Earnings	$2,847	$2,514	13%
Earnings per share	$0.09	$0.05	80%
Stock-based compensation expense	0.13	0.15	(13)
Intangible amortization	0.08	0.13	(38)
Tax benefit from goodwill amortization	0.02	0.01	100
Tax impacts of adjustments to GAAP income	(0.01)	(0.05)	(80)
Economic Earnings per share	$0.31	$0.29	7%
Diluted weighted average shares outstanding	9,041,922	8,781,743

Economic Earnings by Segment:
Advisory	$4,981	$4,846	3%
Trust	278	1,043	(73)
Westwood Holdings	(2,412)	(3,375)	(29)
Consolidated	$2,847	$2,514	13%

Liquidity and Capital Resources
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may also use cash from operations to pay dividends to our stockholders, for deferred contingent consideration payments, or for providing seed capital for certain investments. We had no debt as of March 31, 2026 and December 31, 2025. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and liquid investments of $34.2 million and $44.1 million as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026, cash flow used in operating activities included net sales of equity investments of $6.1 million and reductions in compensation and benefits payable of $9.0 million. During the three months ended March 31, 2025, cash flow used in operating activities was $4.9 million, which included net sales of investments of $8.0 million and reductions in compensation and benefits payable of $8.5 million and contingent consideration of $4.4 million following the final payment for the revenue retention earn-out.
Cash flow provided by investing activities during the three months ended March 31, 2026 was related to the net sales of investments, return of capital from investments and purchases of property and equipment. Cash flow used in investing activities during the three months ended March 31, 2025 was related to the purchase of investments and internally developed software.
Cash flows used in financing activities of $2.9 million for the three months ended March 31, 2026 reflected the payment of dividends and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $3.1 million for the three months ended March 31, 2025 reflected the payment of dividends, deferred contingent consideration payments and restricted stock returned for the payment of taxes.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in "Cash and cash equivalents" and

"Investments, at fair value" in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2026, Westwood Trust had approximately $8.8 million in excess of its minimum capital requirement.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, our dividend policy and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months, however there can be no assurance that we will not require additional financing within this time frame. Failure to raise needed capital on attractive terms, if at all, could have a material adverse effect on our business, financial condition and results of operations.
Critical and Significant Accounting Policies and Estimates
There have been no significant changes in our critical or significant accounting policies and estimates since December 31, 2025. Information with respect to our critical accounting policies and estimates that we believe could have the most significant effect on our reported consolidated results and require difficult, subjective or complex judgment by management is described under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Accounting Developments
Refer to Note 2 “Summary of Significant Accounting Policies” in our Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our Quantitative and Qualitative Disclosures about Market Risk from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and the risks set forth below.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. During the three months ended March 31, 2026, the Company did not repurchase any shares of our common stock.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form S-8 filed with the SEC on September 28, 2022)

3.2	Certificate of Amendment to Certificate of Formation of Westwood Holdings Group, Inc. (incorporated by reference to the Form 8-K filed with the SEC on December 2, 2024)

3.3	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on November 2, 2021)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 20226 and 2025; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 30, 2026	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer