Form 10-Q
period 2026-06-30
WESTWOOD HOLDINGS GROUP INC
filed 2026-08-06
CIK 1165002

P

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
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of July 30, 2026: 9,543,152.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

aWESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$22,616	$26,249
Accounts receivable	16,150	16,751
Investments, at fair value (amortized cost of $18,541 and $19,923)	19,607	21,433
Investments under measurement alternative	14,305	15,697
Equity method investments	4,195	4,303
Other assets	7,405	7,501
Goodwill	39,501	39,501
Deferred income taxes	2,382	2,452
Operating lease right-of-use assets	9,296	9,676
Intangible assets, net	16,771	18,199
Property and equipment, net of accumulated depreciation of $8,824 and $8,952	3,147	536
Total assets	$155,375	$162,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$4,444	$7,584
Dividends payable	2,597	2,701
Compensation and benefits payable	8,186	13,626
Operating lease liabilities	12,408	10,171
Income taxes payable	286	1,493
Total liabilities	27,921	35,575
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,606,270 and 12,337,758, respectively and outstanding 9,543,152 and 9,394,066, respectively	127	124
Additional paid-in capital	208,669	206,120
Treasury stock, at cost – 3,063,118 and 2,986,692 shares, respectively	(90,900)	(89,612)
Retained earnings	8,442	8,983
Total Westwood Holdings Group, Inc. stockholders’ equity	126,338	125,615
Noncontrolling interest in consolidated subsidiary	1,116	1,108
Total equity	127,454	126,723
Total liabilities and stockholders' equity	$155,375	$162,298

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Advisory fees:
Asset-based	$19,372	$17,955	$38,681	$35,686
Trust fees	5,372	5,069	10,690	10,498
Other, net	599	96	938	188
Total revenues	25,343	23,120	50,309	46,372
EXPENSES:
Employee compensation and benefits	14,189	13,472	31,359	27,973
Sales and marketing	643	657	1,303	1,417
Westwood funds	1,082	957	1,946	1,854
Information technology	2,742	2,704	5,378	5,371
Professional services	1,812	1,486	3,958	3,099
General and administrative	2,811	2,976	5,797	5,858
Total expenses	23,279	22,252	49,741	45,572
Net operating income	2,064	868	568	800
Realized gains on private investments	—	—	2,046	—
Net change in unrealized depreciation on private investments	—	—	(15)	—
Net investment income	266	343	559	726
Other income (expense)	(78)	257	(78)	534
Income before income taxes	2,252	1,468	3,080	2,060
Provision for income taxes	725	437	771	552
Net income	$1,527	$1,031	$2,309	$1,508
Less: income attributable to noncontrolling interest	8	12	8	11
Income attributable to Westwood Holdings Group, Inc.	$1,519	$1,019	$2,301	$1,497
Earnings per share:
Basic	$0.18	$0.12	$0.27	$0.18
Diluted	$0.17	$0.12	$0.25	$0.17
Weighted average shares outstanding:
Basic	8,644,321	8,404,859	8,571,739	8,329,803
Diluted	9,079,971	8,813,606	9,061,350	8,798,092

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2026 and 2025
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, March 31, 2026	9,487,973	$126	$207,379	$(90,900)	$8,352	$1,108	$126,065
Net income	—	—	—	—	1,519	8	1,527
Issuance of restricted stock, net of forfeitures	55,179	1	(1)	—	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,429)	—	(1,429)
Stock-based compensation expense	—	—	1,291	—	—	—	1,291
Balance, June 30, 2026	9,543,152	$127	$208,669	$(90,900)	$8,442	$1,116	$127,454

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, March 31, 2025	9,379,675	$124	$202,299	$(89,612)	$6,535	$2,040	$121,386
Net income	—	—	—	—	1,019	12	1,031
Issuance of restricted stock, net of forfeitures	28,450	—	—	—	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,354)	—	(1,354)
Stock-based compensation expense	—	—	1,295	—	—	—	1,295
Balance, June 30, 2025	9,408,125	$124	$203,594	$(89,612)	$6,200	$2,052	$122,358

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2026 and 2025
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2025	9,394,066	$124	$206,120	$(89,612)	$8,983	$1,108	$126,723
Net income	—	—	—	—	2,301	8	2,309
Issuance of restricted stock, net of forfeitures	228,512	3	(3)	—	—	—	—
Dividends declared ($0.30 per share)	—	—	—	—	(2,842)	—	(2,842)
Stock-based compensation expense	—	—	2,552	—	—	—	2,552
Restricted stock returned for payment of taxes	(79,426)	—	—	(1,288)	—	—	(1,288)
Balance, June 30, 2026	9,543,152	$127	$208,669	$(90,900)	$8,442	$1,116	$127,454

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2024	9,234,575	$122	$202,239	$(88,277)	$6,207	$2,041	$122,332
Net income	—	—	—	—	1,497	11	1,508
Issuance of restricted stock, net of forfeitures	254,737	2	(2)	—	—	—	—
Dividends declared ($0.30 per share)	—	—	(1,265)	—	(1,504)	—	(2,769)
Stock-based compensation expense	—	—	2,622	—	—	—	2,622
Restricted stock returned for payment of taxes	(81,187)	—	—	(1,335)	—	—	(1,335)
Balance, June 30, 2025	9,408,125	$124	$203,594	$(89,612)	$6,200	$2,052	$122,358

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,309	$1,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187	257
Amortization of intangible assets	1,428	2,082
Net change in unrealized (appreciation) depreciation on investments	(1,131)	137
Realized gains on private investments	(2,046)	—
Stock-based compensation expense	2,552	2,622
Deferred income taxes	70	(112)
Non-cash lease expense	380	694
Loss on asset disposition	16	—
Change in operating assets and liabilities:
Accounts receivable	601	(878)
Other assets	96	(296)
Accounts payable and accrued liabilities	(3,140)	(1,139)
Compensation and benefits payable	(5,440)	(5,205)
Income taxes payable	(1,207)	128
Other liabilities	2,212	(795)
Net sales of equity investments	6,130	7,842
Contingent consideration	—	(4,442)
Net cash provided by operating activities	3,017	2,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	4,827	—
Purchases of property and equipment	(780)	(6)
Purchases of leasehold improvements	(2,035)	—
Purchases of investments	(6,952)	(1,000)
Returns of capital from private capital investments	2,525	—
Additions to internally developed software	—	(449)
Net cash used in investing activities	(2,415)	(1,455)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted stock returned for payment of taxes	(1,288)	(1,335)
Payment of contingent consideration in acquisition	—	(201)
Cash dividends paid	(2,947)	(2,856)
Net cash used in financing activities	(4,235)	(4,392)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,633)	(3,444)
Cash and cash equivalents, beginning of period	26,249	18,847
Cash and cash equivalents, end of period	$22,616	$15,403
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,911	$535
Accrued dividends	$2,597	$2,430
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$8,133

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
Revenue Disaggregated
The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advisory Fees:
Institutional	$10,467	$10,626	$21,090	$20,880
Mutual Funds and ETFs	7,589	6,744	14,966	13,576
Wealth Management	1,316	585	2,625	1,230
Trust Fees	5,372	5,069	10,690	10,498
Other, net	599	96	938	188
Total revenues	$25,343	$23,120	$50,309	$46,372

The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended June 30, 2026	Advisory	Trust	Other	Total
Canada	$153	$—	$—	$153
United States	19,219	5,372	599	25,190
Total	$19,372	$5,372	$599	$25,343

Three Months Ended June 30, 2025	Advisory	Trust	Other	Total
Canada	$222	$—	$—	$222
United States	17,733	5,069	96	22,898
Total	$17,955	$5,069	$96	$23,120

Six Months Ended June 30, 2026	Advisory	Trust	Other	Total
Canada	$303	$—	$—	$303
United States	38,378	10,690	938	50,006
Total	$38,681	$10,690	$938	$50,309

Six Months Ended June 30, 2025	Advisory	Trust	Other	Total
Canada	$460	$—	$—	$460
United States	35,226	10,498	188	45,912
Total	$35,686	$10,498	$188	$46,372

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

(in thousands)	Advisory	Trust	Total Reportable	Other	Consolidated
Three Months Ended June 30, 2026
Net fee revenues from external sources	$19,372	$5,372	$24,744	$—	$24,744
Net intersegment revenues	2,234	36	2,270	(2,270)	—
Other revenue	576	23	599	—	599
Total revenues	$22,182	$5,431	$27,613	$(2,270)	$25,343
Interest income	$177	$54	$231	$—	$231
Net income (loss)	$4,499	$659	$5,158	$(3,631)	$1,527
Segment assets	$338,116	$46,018	$384,134	$(228,759)	$155,375
Segment goodwill	$23,100	$16,401	$39,501	$—	$39,501
Segment equity-method investments	$4,195	$—	$4,195	$—	$4,195
Expenditures for long-lived assets	$1,236	$921	$2,157	$412	$2,569

Three Months Ended June 30, 2025
Net fee revenues from external sources	$17,955	$5,069	$23,024	$—	$23,024
Net intersegment revenues	1,469	39	1,508	(1,508)	—
Other revenue	96	—	96	—	96
Total revenues	$19,520	$5,108	$24,628	$(1,508)	$23,120
Interest income	$122	$137	$259	$—	$259
Net income (loss)	$4,023	$576	$4,599	$(3,568)	$1,031
Segment assets	$315,096	$45,201	$360,297	$(214,018)	$146,279
Segment goodwill	$23,100	$16,401	$39,501	$—	$39,501
Segment equity-method investments	$4,197	$—	$4,197	$—	$4,197
Expenditures for long-lived assets	$—	$—	$—	$—	$—

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

(in thousands)	Advisory	Trust	Total Reportable	Other	Consolidated
Six Months Ended June 30, 2026
Net fee revenues from external sources	$38,681	$10,690	$49,371	$—	$49,371
Net intersegment revenues	4,347	72	4,419	(4,419)	—
Other, net	878	60	938	—	938
Total revenues	$43,906	$10,822	$54,728	$(4,419)	$50,309
Interest income	$345	$118	$463	$—	$463
Net income (loss)	$8,321	$532	$8,853	$(6,544)	$2,309
Expenditures for long-lived assets	$1,240	$940	$2,180	$635	$2,815

Six Months Ended June 30, 2025
Net fee revenues from external sources	$35,686	$10,498	$46,184	$—	$46,184
Net intersegment revenues	3,045	78	3,123	(3,123)	—
Other, net	188	—	188		188
Total revenues	$38,919	$10,576	$49,495	$(3,123)	$46,372
Interest income	$314	$268	$582	$—	$582
Net income (loss)	$7,556	$1,278	$8,834	$(7,326)	$1,508
Expenditures for long-lived assets	$—	$—	$—	$6	$6

5. INVESTMENTS
Our investments consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Investments at fair value	$19,607	$21,433
Investments under measurement alternative	14,305	15,697
Equity method investments	4,195	4,303
Total investments	$38,107	$41,433
Investments at Fair Value
Investments carried at fair value are presented in the table below (in thousands):

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026:
U.S. Government securities	$5,067	$111	$—	$5,178
Money market funds	4,707	—	(1)	4,706
Equity funds	1,182	132	(4)	1,310
Equities	558	131	(95)	594
Exchange-traded bond funds	148	—	—	148
Exchange-traded funds	100	—	(12)	88
Private investment funds	6,762	1,000	(179)	7,583
Total investments carried at fair value	$18,524	$1,374	$(291)	$19,607

December 31, 2025:
U.S. Government securities	$11,712	$259	$(33)	$11,938
Money market funds	4,455	174	—	4,629
Equity funds	617	363	(127)	853
Equities	380	102	(164)	318
Exchange-traded bond funds	148	1	—	149
Private investment funds	2,611	965	(30)	3,546
Total investments carried at fair value	$19,923	$1,864	$(354)	$21,433

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
During the six months ended June 30, 2026 , Vista Bancshares, Inc. was acquired by a third party, National Bank Holdings Corporation ("NBHC"). Following this acquisition we recognized a gain of approximately $2.0 million upon liquidation of NBHC stock.
No impairments of these investments were recorded during the three and six months ended June 30, 2026 or June 30, 2025. Balances are shown below (in thousands):

Investment:	June 30, 2026	December 31, 2025
InvestCloud, Inc.	$4,455	$4,455
Vista Bancshares, Inc.	—	2,792
WEBs - preferred stock	5,199	3,799
WEBs - call option	201	201
TXSE Group, Inc.	3,450	3,450
Ridgeline, Inc.	1,000	1,000
Total investments under measurement alternative	$14,305	$15,697
Equity Method Investments
These investments represent ownership interests in non-controlled partnerships and are measured based on our share of the net earnings or losses of the investee. Investment balances are included in “Equity method investments” on our Condensed Consolidated Balance Sheets and income and expenses are included in our Condensed Consolidated Statements

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

of Operations under "Other income (expense)." Balances are shown below (in thousands):

	June 30, 2026		December 31, 2025
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,458	50.0%	$3,544	50.0%
Zarvona Energy Fund II-A, L.P.	718	0.5%	740	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,195		$4,303
6. FAIR VALUE MEASUREMENTS
ASC 820 defines fair value, establishes a framework for measuring fair value and requires disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:
•Level 1 – quoted market prices in active markets for identical assets
•Level 2 – inputs other than quoted prices that are directly or indirectly observable
•Level 3 – significant unobservable inputs where there is little or no market activity
Our investments under measurement alternative are excluded from the recurring fair value table shown below because we have elected to apply the measurement alternative for those investments.
The following table summarizes our assets measured at fair value on a recurring basis, as of the dates indicated, within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of June 30, 2026:
Equity investments	$11,851	$173	$—	$—	$12,024
Private investment funds	—	—	—	7,583	7,583
Total assets measured at fair value	$11,851	$173	$—	$7,583	$19,607

As of December 31, 2025:
Equity investments	$17,731	$156	$—	$—	$17,887
Private investment funds	—	—	—	3,546	3,546
Total assets measured at fair value	$17,731	$156	$—	$3,546	$21,433
(1) Comprised of certain investments measured at fair value using NAV as a practical expedient. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented on our Condensed Consolidated Balance Sheets.
The following table summarizes the changes in Level 3 liabilities, related to earn-outs from our 2022 acquisition of the asset management business of Salient Partners, L.P., measured at fair value on a recurring basis for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$—	$—	$—	$4,657
Payments	—	—	$—	(4,657)
Ending balance	$—	$—	$—	$—
The final measurement date of the growth earn-out was in 2025 and the final payment for the revenue retention earn-out was made in the first quarter of 2025.
7. INCOME TAXES

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

Our effective income tax rate differed from the 21% statutory rate for the three and six months ended June 30, 2026 and June 30, 2025 due to permanent differences related to Internal Revenue Code Section 162(m) limitations on compensation deductions and the impact of state and local taxes.
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
There were no anti-dilutive restricted shares outstanding for the three months ended June 30, 2026 and June 30, 2025, respectively. There were approximately 5,400 and 10,000 anti-dilutive restricted shares outstanding for the six months ended June 30, 2026 and June 30, 2025, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income attributable to Westwood Holdings Group, Inc.	$1,519	$1,019	$2,301	$1,497
Weighted average shares outstanding - basic	8,644,321	8,404,859	8,571,739	8,329,803
Dilutive potential shares from unvested restricted shares	435,650	408,747	489,611	468,289
Weighted average shares outstanding - diluted	9,079,971	8,813,606	9,061,350	8,798,092
Earnings per share:
Basic	$0.18	$0.12	$0.27	$0.18
Diluted	$0.17	$0.12	$0.25	$0.17

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities assumed at the date of acquisition. Goodwill balances were as follows (in thousands):

Balance at:	Trust Segment	Advisory Segment	Total
December 31, 2025	$16,401	$23,100	$39,501
June 30, 2026	$16,401	$23,100	$39,501
Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our annual goodwill impairment assessment during the third quarter of 2025 and determined that no impairment loss was required. No goodwill impairments were recorded during the three and six months ended June 30, 2026 or June 30, 2025.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and six months ended June 30, 2026 or June 30, 2025.
Amortization expense, which is included in “General and administrative” expense on our Condensed Consolidated Statements of Operations, was $0.6 million and $1.0 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $1.4 million and $2.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

10. LEASES
As of June 30, 2026 there have been no material changes outside the ordinary course of business to our leases since December 31, 2025. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
11. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of June 30, 2026, shares up to a value of $5.5 million may yet be repurchased under our plan.
During the three and six months ended June 30, 2026 and 2025, the Company did not repurchase any shares of our common stock.
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
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista, Zarvona Energy Fund GP and TXSE (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities, and we concluded that we do not. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs for the periods ending June 30, 2026 and December 31, 2025.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 5 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fee Revenues	$8.7	$7.7	$18.0	$15.8

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

The following tables display the AUM, the amount of our seed investments that are included in “Investments, at fair value” on the Condensed Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of June 30, 2026
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$4,179	$—	$—
Common Trust Funds	551	$—	$—
Private Funds	612	$0.2	$0.2
Private Equity	—	$10.6	$10.6
All other assets:
Wealth Management	3,938
Institutional	7,680
Total Assets Under Management	$16,960

	As of December 31, 2025
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,890	$—	$—
Common Trust Funds	600	$—	$—
Private Funds	315	$0.2	$0.2
Private Equity	—	$9.3	$9.3

All other assets:
Wealth Management	3,705
Institutional	8,029
Total AUM	$16,539

13. RELATED PARTY TRANSACTIONS
The Company engages in transactions with its affiliates in the ordinary course of business. Westwood Management provides investment advisory services to the Westwood Funds®. Under the terms of the investment advisory agreements, the Company earns quarterly fees paid by clients of the fund or by the funds directly. The fees are based on negotiated fee schedules applied to AUM. For the three and six months ended June 30, 2026 and June 30, 2025, the Company earned immaterial fees from the affiliated funds.
14. SUBSEQUENT EVENTS
Dividend Declared
On August 6, 2026, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on October 1, 2026 to stockholders of record on September 1, 2026.

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
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $17.0 billion and AUA of approximately $1.0 billion at June 30, 2026. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
Net change in unrealized depreciation on private investments
Net change in unrealized depreciation on private investments includes changes in the value of our privately held investments.
Net Investment Income
Net investment income primarily includes interest and dividend income on fixed income securities and money market funds.
Other Income (Expense)
Other income (expense) primarily consists of income from the sublease of a portion of our corporate offices.
Firm-wide Assets Under Management
Firm-wide assets under management of $17.9 billion at June 30, 2026 consisted of $17.0 billion of AUM and $1.0 billion of AUA.
AUM decreased $0.3 billion to $17.0 billion at June 30, 2026 compared with $17.3 billion at June 30, 2025. The average of beginning and ending AUM ("average AUM") for the second quarter of 2026 was $17.1 billion compared to $17.2 billion for the second quarter of 2025.
The following table displays AUM as of June 30, 2026 and 2025 (in millions):

	As of June 30,
	2026	2025	Change
Institutional(1)	$8,280	$9,241	(10)%
Wealth Management(2)	4,501	4,176	8
Mutual Funds and ETFs(3)	4,179	3,924	6
Total AUM	$16,960	$17,341	(2)%

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
(3)Mutual Funds and ETFs include the Westwood Funds®, a family of mutual funds and Westwood ETFs, for which Westwood Management or Salient Advisors serves as advisor. These funds are available to individual investors, institutional investors and wealth management accounts.
Roll-Forward of Assets Under Management

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Institutional
Beginning of period assets	$8,959	$8,985	$8,332	$8,301
Inflows	382	251	704	1,217
Outflows	(1,667)	(311)	(1,957)	(491)
Net client flows	(1,285)	(60)	(1,253)	726
Market appreciation (depreciation)	606	316	1,201	214
Net change	(679)	256	(52)	940
End of period assets	$8,280	$9,241	$8,280	$9,241

Wealth Management
Beginning of period assets	$4,225	$4,107	$4,317	$4,391
Inflows	112	65	199	115
Outflows	(228)	(203)	(363)	(382)
Net client flows	(116)	(138)	(164)	(267)
Market appreciation (depreciation)	392	207	348	52
Net change	276	69	184	(215)
End of period assets	$4,501	$4,176	$4,501	$4,176

Mutual Funds and ETFs
Beginning of period assets	$4,137	$3,891	$3,890	$3,915
Inflows	168	151	375	361
Outflows	(333)	(184)	(574)	(409)
Net client flows	(165)	(33)	(199)	(48)
Market appreciation (depreciation)	207	66	488	57
Net change	42	33	289	9
End of period assets	$4,179	$3,924	$4,179	$3,924

Total AUM
Beginning of period assets	$17,321	$16,983	$16,539	$16,607
Inflows	662	467	1,278	1,693
Outflows	(2,228)	(698)	(2,894)	(1,282)
Net client flows	(1,566)	(231)	(1,616)	411
Market appreciation (depreciation)	1,205	589	2,037	323
Net change	(361)	358	421	734
End of period assets	$16,960	$17,341	$16,960	$17,341

Three months ended June 30, 2026 compared to the three months ended June 30, 2025
The change in AUM for the three months ended June 30, 2026 was due to market appreciation of $1.2 billion offset by net outflows of $1.6 billion. Net outflows were primarily related to our LargeCap Value and SmallCap Value strategies.
The change in AUM for the three months ended June 30, 2025 was due to market appreciation of $0.6 billion offset by net outflows of $0.2 billion.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The change in AUM for the six months ended June 30, 2026 was due to market appreciation of $2.0 billion offset by net outflows of $1.6 billion. Net outflows were primarily related to our LargeCap Value and SmallCap Value strategies.
The $0.7 billion increase in AUM for the six months ended June 30, 2025 was due to net inflows of $0.4 billion and market appreciation of $0.3 billion. Net inflows were primarily related to our SmallCap Value strategy.
Roll-Forward of Assets Under Advisement

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Assets Under Advisement
Beginning of period assets	$940	$967	$942	$960
Inflows	38	31	70	82
Outflows	(42)	(44)	(124)	(96)
Net client flows	(4)	(13)	(54)	(14)
Market appreciation (depreciation)	53	(15)	101	(7)
Net change	49	(28)	47	(21)
End of period assets	$989	$939	$989	$939
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Operations contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Advisory fees: asset-based	$19,372	$17,955	8%	$38,681	$35,686	8%
Trust fees: asset-based	5,372	5,069	6	10,690	10,498	2
Other, net	599	96	524	938	188	399
Total revenues	25,343	23,120	10	50,309	46,372	8
Expenses:
Employee compensation and benefits	14,189	13,472	5	31,359	27,973	12
Sales and marketing	643	657	(2)	1,303	1,417	(8)
Westwood funds	1,082	957	13	1,946	1,854	5
Information technology	2,742	2,704	1	5,378	5,371	0
Professional services	1,812	1,486	22	3,958	3,099	28
General and administrative	2,811	2,976	(6)	5,797	5,858	(1)
Total expenses	23,279	22,252	5	49,741	45,572	9
Net operating income	2,064	868	138	568	800	(29)
Realized gains on private investments	—	—	NM	2,046	—	NM
Net change in unrealized depreciation on private investments	—	—	NM	(15)	—	NM
Net investment income	266	343	(22)	559	726	(23)
Other income (expense)	(78)	257	(130)	(78)	534	(115)
Income before income taxes	2,252	1,468	53	3,080	2,060	50
Income tax provision	725	437	66	771	552	40
Net income	$1,527	$1,031	48%	$2,309	$1,508	53%
Less: income attributable to noncontrolling interest	8	12	(33)%	8	11	(27)
Income attributable to Westwood Holdings Group, Inc.	$1,519	$1,019	49%	$2,301	$1,497	54%
_________________________
NM    Not meaningful
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Total revenues. Total revenues for the three months ended June 30, 2026 were higher than revenues for the three months ended June 30, 2025 due to growth from our ETFs and private energy secondaries funds and gains on our seed money investments.
Employee compensation and benefits. Employee compensation and benefits for the three months ended June 30, 2026 increased compared to the three months June 30, 2025 primarily due to higher incentive compensation costs and higher costs related to our alternatives investment team.
Professional services. Professional services costs for the three months ended June 30, 2026 increased compared to the three months ended June 30, 2025 primarily due to additional consulting and recruiting expenses.
Income tax provision. Our effective income tax rate differed from the 21% statutory rate for the three months ended June 30, 2026 and June 30, 2025 due to permanent differences related to an Internal Revenue Code Section 162(m) limitation on compensation deductions and the impact of state and local taxes. In addition, a separate expansion of Section 162(m), enacted under prior law and scheduled to take effect in 2027, could further increase our effective tax rate and income tax expense, potentially materially.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Total revenues. Total revenues for the six months ended June 30, 2026 were higher than revenues for the six months ended June 30, 2025 due to growth from our ETFs and private energy secondaries funds and gains on our seed money investments.

Employee compensation and benefits. Employee compensation and benefits for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025 primarily due to higher incentive compensation costs and higher costs related to our alternatives investment team.
Professional services. Professional services costs for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025 primarily due to additional consulting, recruiting and legal expenses.
Realized gains on private investments. Realized gains on private investments related to our first quarter 2026 sale of NBHC stock.
Income tax provision. Our effective income tax rate differed from the 21% statutory rate for the six months ended June 30, 2026 and June 30, 2025 due to permanent differences related to an Internal Revenue Code Section 162(m) limitation on compensation deductions and the impact of state and local taxes. In addition, a separate expansion of Section 162(m), enacted under prior law and scheduled to take effect in 2027, could further increase our effective tax rate and income tax expense, potentially materially.
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

	Three Months Ended June 30,		Change	Six Months Ended June 30,
	2026	2025		2026	2025	Change
Income attributable to Westwood Holdings Group, Inc.	$1,519	$1,019	49%	$2,301	$1,497	54%
Stock-based compensation expense	1,291	1,295	0	2,552	2,622	(3)
Intangible amortization	646	1,037	(38)	1,428	2,082	(31)
Tax benefit from goodwill amortization	136	136	—	272	260	5
Tax impacts of adjustments to GAAP net income	(624)	(695)	(10)	(738)	(1,155)	(36)
Economic Earnings	$2,968	$2,792	6%	$5,815	$5,306	10%
Earnings per share	$0.17	$0.12	42%	$0.25	$0.17	47%
Stock-based compensation expense	0.14	0.15	(7)	0.28	0.30	(7)
Intangible amortization	0.08	0.11	(27)	0.16	0.23	(30)
Tax benefit from goodwill amortization	0.01	0.02	(50)	0.03	0.03	—
Tax impacts of adjustments to GAAP income	(0.07)	(0.08)	(13)	(0.08)	(0.13)	(38)
Economic Earnings per share	$0.33	$0.32	3%	$0.64	$0.60	7%
Diluted weighted average shares outstanding	9,079,971	8,813,606		9,061,350	8,798,092

Economic Earnings by Segment:
Advisory	$5,136	$5,125	0%	$10,117	$9,971	1%
Trust	963	883	9	1,241	1,926	(36)
Westwood Holdings	(3,131)	(3,216)	(3)	(5,543)	(6,591)	(16)
Consolidated	$2,968	$2,792	6%	$5,815	$5,306	10%

Liquidity and Capital Resources
Historically we have funded our operations and cash requirements with cash generated from operating activities. We may seek additional sources of cash to fund investments or acquisitions. These additional sources of cash may take the form of debt, and there can be no assurance that financing would be available at all or, if so, on terms that are acceptable to us. We may also use cash from operations to pay dividends to our stockholders, for deferred contingent consideration payments, or for providing seed capital for certain investments. The changes in net cash provided by operating activities generally reflect changes in earnings plus the effects of non-cash items and changes in working capital, including liquidation of investments used to cover current liabilities. Changes in working capital, especially accounts receivable and accounts payable, are generally the result of timing differences between collection of fees billed and payment of operating expenses.
We had cash and investments of $56.5 million and $63.4 million as of June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026, cash flow provided by operating activities included net sales of equity investments of $6.1 million and reductions in compensation and benefits payable of $5.4 million. During the six months ended June 30, 2025, cash flow provided by operating activities was $2.4 million, which included net sales of investments of $8.0 million, reductions in compensation and benefits payable of $5.2 million and contingent consideration of $4.4 million following the final payment for the revenue retention earn-out.
Cash flow used in investing activities during the six months ended June 30, 2026 was related to the net purchases of investments, purchases of leasehold improvements and property and equipment, and return of capital from investments. Cash flow used in investing activities during the six months ended June 30, 2025 was related to the purchase of investments and internally developed software.
Cash flows used in financing activities of $4.2 million for the six months ended June 30, 2026 reflected the payment of dividends and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $4.4 million for the six months ended June 30, 2025 reflected the payment of dividends, restricted stock returned for the payment of taxes and deferred contingent consideration payments.

Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in "Cash and cash equivalents" and "Investments, at fair value" in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2026, Westwood Trust had approximately $13.7 million in excess of its minimum capital requirement.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. During the three months ended June 30, 2026, the Company did not repurchase any shares of our common stock.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form S-8 filed with the SEC on September 28, 2022)

3.2	Certificate of Amendment to Certificate of Formation of Westwood Holdings Group, Inc. (incorporated by reference to the Form 8-K filed with the SEC on December 2, 2024)

3.3	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on November 2, 2021)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 6, 2026	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer