Form 10-Q
period 2026-09-30
WESTWOOD HOLDINGS GROUP INC
filed 2026-11-05
CIK 1165002

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
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Shares of common stock, par value $0.01 per share, outstanding as of October 30, 2026: 9,517,454.
____________________________________________________________________________________________________

WESTWOOD HOLDINGS GROUP, INC.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$24,099	$26,249
Accounts receivable	15,539	16,751
Investments, at fair value (amortized cost of $21,516 and $19,923)	23,665	21,433
Investments under measurement alternative	17,189	15,697
Equity method investments	4,318	4,303
Other assets	7,999	7,501
Goodwill	39,501	39,501
Deferred income taxes	1,964	2,452
Operating lease right-of-use assets	9,298	9,676
Intangible assets, net	16,125	18,199
Property and equipment, net of accumulated depreciation of $8,933 and $8,952	3,074	536
Total assets	$162,771	$162,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$5,173	$7,584
Dividends payable	2,696	2,701
Compensation and benefits payable	10,991	13,626
Operating lease liabilities	13,295	10,171
Income taxes payable	402	1,493
Total liabilities	32,557	35,575
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, authorized 25,000,000 shares, issued 12,580,572 and 12,337,758, respectively and outstanding 9,517,454 and 9,394,066, respectively	127	124
Additional paid-in capital	209,713	206,120
Treasury stock, at cost – 3,063,118 and 2,986,692 shares, respectively	(90,900)	(89,612)
Retained earnings	10,155	8,983
Total Westwood Holdings Group, Inc. stockholders’ equity	129,095	125,615
Noncontrolling interest in consolidated subsidiary	1,119	1,108
Total equity	130,214	126,723
Total liabilities and stockholders' equity	$162,771	$162,298

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Advisory fees:
Asset-based	$19,202	$18,887	$57,883	$54,573
Trust fees	5,567	5,416	16,257	15,914
Other, net	1,802	(14)	2,740	174
Total revenues	26,571	24,289	76,880	70,661
EXPENSES:
Employee compensation and benefits	15,572	13,286	46,931	41,259
Sales and marketing	735	633	2,038	2,050
Westwood funds	1,379	1,101	3,325	2,955
Information technology	2,713	2,893	8,091	8,264
Professional services	2,401	1,593	6,359	4,692
General and administrative	2,388	2,774	8,185	8,632
Total expenses	25,188	22,280	74,929	67,852
Net operating income	1,383	2,009	1,951	2,809
Realized gains on private investments	—	—	2,046	—
Net change in unrealized appreciation on private investments	2,883	1,932	2,868	1,932
Net investment income	324	459	883	1,185
Other income (expense)	—	292	(78)	826
Income before income taxes	4,590	4,692	7,670	6,752
Provision for income taxes	1,470	963	2,241	1,515
Net income	$3,120	$3,729	$5,429	$5,237
Less: income attributable to noncontrolling interest	3	30	11	41
Income attributable to Westwood Holdings Group, Inc.	$3,117	$3,699	$5,418	$5,196
Earnings per share:
Basic	$0.36	$0.44	$0.63	$0.62
Diluted	$0.34	$0.41	$0.60	$0.59
Weighted average shares outstanding:
Basic	8,656,964	8,418,174	8,600,460	8,359,584
Diluted	9,192,363	8,941,347	9,105,334	8,846,168

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2026 and 2025
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, June 30, 2026	9,543,152	$127	$208,669	$(90,900)	$8,442	$1,116	$127,454
Net income	—	—	—	—	3,117	3	3,120
Issuance of restricted stock, net of forfeitures	(25,698)	—	—	—	—	—	—
Dividends declared ($0.15 per share)	—	—	—	—	(1,404)	—	(1,404)
Stock-based compensation expense	—	—	1,044	—	—	—	1,044
Balance, September 30, 2026	9,517,454	$127	$209,713	$(90,900)	$10,155	$1,119	$130,214

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, June 30, 2025	9,408,125	$124	$203,594	$(89,612)	$6,200	$2,052	$122,358
Net income	—	—	—	—	3,700	29	3,729
Dividends declared ($0.15 per share)	—	—	—	—	(1,411)	—	(1,411)
Stock-based compensation expense	—	—	1,303	—	—	—	1,303
Balance, September 30, 2025	9,408,125	$124	$204,897	$(89,612)	$8,489	$2,081	$125,979

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(In thousands, except share amounts)
(Unaudited)

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2025	9,394,066	$124	$206,120	$(89,612)	$8,983	$1,108	$126,723
Net income	—	—	—	—	5,418	11	5,429
Issuance of restricted stock, net of forfeitures	202,814	3	(3)	—	—	—	—
Dividends declared ($0.45 per share)	—	—	—	—	(4,246)	—	(4,246)
Stock-based compensation expense	—	—	3,596	—	—	—	3,596
Restricted stock returned for payment of taxes	(79,426)	—	—	(1,288)	—	—	(1,288)
Balance, September 30, 2026	9,517,454	$127	$209,713	$(90,900)	$10,155	$1,119	$130,214

	Common Stock, Par		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount
Balance, December 31, 2024	9,234,575	$122	$202,239	$(88,277)	$6,207	$2,041	$122,332
Net income	—	—	—	—	5,197	40	5,237
Issuance of restricted stock, net of forfeitures	254,737	2	(2)	—	—	—	—
Dividends declared ($0.45 per share)	—	—	(1,265)	—	(2,915)	—	(4,180)
Stock-based compensation expense	—	—	3,925	—	—	—	3,925
Restricted stock returned for payment of taxes	(81,187)	—	—	(1,335)	—	—	(1,335)
Balance, September 30, 2025	9,408,125	$124	$204,897	$(89,612)	$8,489	$2,081	$125,979

See Notes to Condensed Consolidated Financial Statements.

WESTWOOD HOLDINGS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,429	$5,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	313	376
Amortization of intangible assets	2,074	3,143
Net change in unrealized appreciation on investments	(5,356)	(1,840)
Realized gains on private investments	(2,046)	—
Stock-based compensation expense	3,596	3,925
Deferred income taxes	488	(312)
Non-cash lease expense	380	851
Loss on asset disposition	16	—
Change in operating assets and liabilities:
Accounts receivable	1,212	(117)
Other assets	(498)	(867)
Accounts payable and accrued liabilities	(2,411)	(1,006)
Compensation and benefits payable	(2,635)	(2,115)
Income taxes payable	(1,091)	1,216
Other liabilities	3,122	(949)
Net sales of equity investments	6,364	7,842
Contingent consideration	—	(4,442)
Net cash provided by operating activities	8,957	10,942
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	4,827	—
Purchases of property and equipment	(833)	(82)
Purchases of leasehold improvements	(2,035)	—
Purchases of investments	(11,867)	(2,000)
Returns of capital from private capital investments	4,335	—
Additions to internally developed software	—	(449)
Net cash used in investing activities	(5,573)	(2,531)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted stock returned for payment of taxes	(1,288)	(1,335)
Payment of contingent consideration in acquisition	—	(201)
Cash dividends paid	(4,246)	(4,118)
Net cash used in financing activities	(5,534)	(5,654)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,150)	2,757
Cash and cash equivalents, beginning of period	26,249	18,847
Cash and cash equivalents, end of period	$24,099	$21,604
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,849	$609
Accrued dividends	$2,696	$2,579
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$8,133

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
Recently Issued Accounting Pronouncements
Income Statement Reporting
In November 2024, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are in the process of analyzing the impact of this ASU on our consolidated financial statements.

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
Revenue Disaggregated
The following table presents our revenue disaggregated by account type (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advisory Fees:
Institutional	$9,852	$10,946	$30,942	$31,826
Mutual Funds and ETFs	7,689	7,134	22,655	20,710
Wealth Management	1,661	807	4,286	2,037
Trust Fees	5,567	5,416	16,257	15,914
Other, net	1,802	(14)	2,740	174
Total revenues	$26,571	$24,289	$76,880	$70,661

The following table presents our revenue disaggregated by our clients' geographical locations (in thousands):

Three Months Ended September 30, 2026	Advisory	Trust	Other	Total
Canada	$171	$—	$—	$171
United States	19,031	5,567	1,802	26,400
Total	$19,202	$5,567	$1,802	$26,571

Three Months Ended September 30, 2025	Advisory	Trust	Other	Total
Canada	$166	$—	$—	$166
United States	18,721	5,416	(14)	24,123
Total	$18,887	$5,416	$(14)	$24,289

Nine Months Ended September 30, 2026	Advisory	Trust	Other	Total
Canada	$474	$—	$—	$474
United States	57,409	16,257	2,740	76,406
Total	$57,883	$16,257	$2,740	$76,880

Nine Months Ended September 30, 2025	Advisory	Trust	Other	Total
Canada	$626	$—	$—	$626
United States	53,947	15,914	174	70,035
Total	$54,573	$15,914	$174	$70,661

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

(in thousands)	Advisory	Trust	Total Reportable	Other	Consolidated
Three Months Ended September 30, 2026
Net fee revenues from external sources	$19,202	$5,567	$24,769	$—	$24,769
Net intersegment revenues	1,912	36	1,948	(1,948)	—
Other revenue	1,802	—	1,802	—	1,802
Total revenues	$22,916	$5,603	$28,519	$(1,948)	$26,571
Interest income	$97	$91	$188	$—	$188
Net income (loss)	$3,468	$873	$4,341	$(1,221)	$3,120
Segment assets	$347,664	$48,528	$396,192	$(233,421)	$162,771
Segment goodwill	$23,100	$16,401	$39,501	$—	$39,501
Segment equity-method investments	$4,318	$—	$4,318	$—	$4,318
Expenditures for long-lived assets	$21	$10	$31	$22	$53

Three Months Ended September 30, 2025
Net fee revenues from external sources	$18,887	$5,416	$24,303	$—	$24,303
Net intersegment revenues	1,567	37	1,604	(1,604)	—
Other revenue	(14)	—	(14)	—	(14)
Total revenues	$20,440	$5,453	$25,893	$(1,604)	$24,289
Interest income	$148	$128	$276	$—	$276
Net income (loss)	$6,230	$893	$7,123	$(3,394)	$3,729
Segment assets	$324,684	$46,177	$370,861	$(216,815)	$154,046
Segment goodwill	$23,100	$16,401	$39,501	$—	$39,501
Segment equity-method investments	$4,263	$—	$4,263	$—	$4,263
Expenditures for long-lived assets	$5	$16	$21	$61	$82

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

(in thousands)	Advisory	Trust	Total Reportable	Other	Consolidated
Nine Months Ended September 30, 2026
Net fee revenues from external sources	$57,883	$16,257	$74,140	$—	$74,140
Net intersegment revenues	6,259	108	6,367	(6,367)	—
Other, net	2,680	60	2,740	—	2,740
Total revenues	$66,822	$16,425	$83,247	$(6,367)	$76,880
Interest income	$442	$209	$651	$—	$651
Net income (loss)	$11,789	$1,405	$13,194	$(7,765)	$5,429
Expenditures for long-lived assets	$1,261	$950	$2,211	$657	$2,868

Nine Months Ended September 30, 2025
Net fee revenues from external sources	$54,573	$15,914	$70,487	$—	$70,487
Net intersegment revenues	4,612	115	4,727	(4,727)	—
Other, net	174	—	174	—	174
Total revenues	$59,359	$16,029	$75,388	$(4,727)	$70,661
Interest income	$462	$396	$858	$—	$858
Net income (loss)	$13,786	$2,171	$15,957	$(10,720)	$5,237
Expenditures for long-lived assets	$10	$20	$30	$52	$82

5. INVESTMENTS
Our investments consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Investments at fair value	$23,665	$21,433
Investments under measurement alternative	17,189	15,697
Equity method investments	4,318	4,303
Total investments	$45,172	$41,433
Investments at Fair Value
Investments carried at fair value are presented in the table below (in thousands):

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026:
U.S. Government securities	$5,053	$111	$—	$5,164
Money market funds	4,794	—	(1)	4,793
Equity funds	1,091	53	(5)	1,139
Equities	326	114	(63)	377
Exchange-traded bond funds	141	—	—	141
Exchange-traded funds	100	—	(12)	88
Private capital investment funds	10,011	2,134	(182)	11,963
Total investments carried at fair value	$21,516	$2,412	$(263)	$23,665

December 31, 2025:
U.S. Government securities	$11,712	$259	$(33)	$11,938
Money market funds	4,455	174	—	4,629
Equity funds	617	363	(127)	853
Equities	380	102	(164)	318
Exchange-traded bond funds	148	1	—	149
Private capital investment funds	2,611	965	(30)	3,546
Total investments carried at fair value	$19,923	$1,864	$(354)	$21,433

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
During the nine months ended September 30, 2026, Vista Bancshares, Inc. was acquired by a third party, National Bank Holdings Corporation ("NBHC"). Following this acquisition we received approximately 93,000 shares of NBHC stock, and recognized a gain of approximately $2.0 million upon liquidation of those shares. During the three and nine months ended September 30, 2026, we recorded unrealized gains of approximately $2.6 million for our investment in TXSE and $0.3 million for our investment in Ridgeline, respectively, following observable price changes in the third quarter.
No impairments of these investments were recorded during the three and nine months ended September 30, 2026 or September 30, 2025. Balances are shown below (in thousands):

Investment:	September 30, 2026	December 31, 2025
InvestCloud, Inc.	$4,455	$4,455
Vista Bancshares, Inc.	—	2,792
WEBs - preferred stock	5,199	3,799
WEBs - call option	201	201
TXSE Group, Inc.	6,000	3,450
Ridgeline, Inc.	1,334	1,000
Total investments under measurement alternative	$17,189	$15,697
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

	September 30, 2026		December 31, 2025
	Carrying value	Ownership	Carrying value	Ownership
Zarvona Energy Fund GP, L.P.	$3,560	50.0%	$3,544	50.0%
Zarvona Energy Fund II-A, L.P.	739	0.5%	740	0.5%
Salient MLP Total Return Fund, L.P.	11	—%	11	—%
Salient MLP Total Return TE Fund, L.P.	8	0.2%	8	0.2%
Total	$4,318		$4,303
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
The following table summarizes our assets measured at fair value on a recurring basis, as of the dates indicated, within the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at NAV (1)	Total
As of September 30, 2026:
Equity investments	$11,529	$173	$—	$—	$11,702
Private capital investment funds	—	—	—	11,963	11,963
Total assets measured at fair value	$11,529	$173	$—	$11,963	$23,665

As of December 31, 2025:
Equity investments	$17,731	$156	$—	$—	$17,887
Private capital investment funds	—	—	—	3,546	3,546
Total assets measured at fair value	$17,731	$156	$—	$3,546	$21,433
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
The following table summarizes the changes in Level 3 liabilities, related to earn-outs from our 2022 acquisition of the asset management business of Salient Partners, L.P., measured at fair value on a recurring basis for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$—	$—	$—	$4,657
Payments	—	—	$—	(4,657)
Ending balance	$—	$—	$—	$—
The final measurement date of the growth earn-out was in 2025 and the final payment for the revenue retention earn-out was made in the first quarter of 2025.
7. INCOME TAXES

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

Our effective income tax rate differed from the 21% statutory rate for the three and nine months ended September 30, 2026 and September 30, 2025 due to permanent differences related to Internal Revenue Code Section 162(m) limitations on compensation deductions and the impact of state and local taxes.
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
There were no anti-dilutive restricted shares outstanding for the three months ended September 30, 2026 and September 30, 2025, respectively. There were approximately 4,000 and 7,000 anti-dilutive restricted shares outstanding for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income attributable to Westwood Holdings Group, Inc.	$3,117	$3,699	$5,418	$5,196
Weighted average shares outstanding - basic	8,656,964	8,418,174	8,600,460	8,359,584
Dilutive potential shares from unvested restricted shares	535,399	523,173	504,874	486,584
Weighted average shares outstanding - diluted	9,192,363	8,941,347	9,105,334	8,846,168
Earnings per share:
Basic	$0.36	$0.44	$0.63	$0.62
Diluted	$0.34	$0.41	$0.60	$0.59

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the cost of acquired assets over the fair value of the underlying liabilities assumed at the date of acquisition. Goodwill balances were as follows (in thousands):

Balance at:	Trust Segment	Advisory Segment	Total
December 31, 2025	$16,401	$23,100	$39,501
September 30, 2026	$16,401	$23,100	$39,501
Goodwill is not amortized but is reviewed for impairment annually, or between annual assessments if a triggering event occurs or circumstances change that would more likely than not result in the fair value of a reporting unit below its carrying amount. We completed our annual goodwill impairment assessment during the third quarter of 2026 and determined that no impairment loss was required. No goodwill impairments were recorded during the three and nine months ended September 30, 2026 or September 30, 2025.
Other Intangible Assets
Our intangible assets represent the acquisition date fair value of acquired client relationships, trade names, non-compete agreements and internally developed software and are reflected net of amortization. In valuing these assets, we made significant estimates regarding their useful lives, growth rates and potential attrition. We periodically review intangible assets for events or circumstances that would indicate impairment. No intangible asset impairments were recorded during the three and nine months ended September 30, 2026 or September 30, 2025.
Amortization expense, which is included in “General and administrative” expense on our Condensed Consolidated Statements of Operations, was $0.6 million and $1.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $2.1 million and $3.1 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

10. LEASES
As of September 30, 2026 there have been no material changes outside the ordinary course of business to our leases since December 31, 2025. For information regarding our leases, refer to Note 12 “Leases” in Part IV, Item 15. “Exhibits, Financial Statement Schedules” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
11. STOCKHOLDERS' EQUITY
Share Repurchase Program
As of September 30, 2026, shares up to a value of $5.5 million may yet be repurchased under our plan.
During the three and nine months ended September 30, 2026 and 2025, the Company did not repurchase any shares of our common stock.
12. VARIABLE INTEREST ENTITIES
We evaluated (i) our relationship as sponsor of the CTFs and managing member of the private equity funds Westwood Hospitality, Westwood Technology Opportunities Fund I, LP, Westwood Energy Secondaries Funds I, II and III, Westwood Energy Secondaries Co-Invest Funds II, III, IV, V and VII, and WES III Co-Investment Fund, LP (collectively the “Private Funds”), (ii) our advisory relationships with the Westwood Funds® and Westwood ETFs, and (iii) our investments in InvestCloud Inc. ("InvestCloud"), Vista Bancshares, Inc. ("Vista"), Zarvona Energy Fund GP, Zarvona Energy Fund II-A, WEBs Investments Inc. ("WEBs") and the TXSE Group Inc. ("TXSE") as discussed in Note 5 “Investments” to determine whether each of these entities is a variable interest entity ("VIE") or voting ownership entity (“VOE”).
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
Based on our analyses, we determined the Westwood Funds®, InvestCloud, Vista, Zarvona Energy Fund GP and TXSE (i) have sufficient equity at risk to finance the entities' activities independently, (ii) have the obligation to absorb losses, the right to receive residual returns and the right to direct the activities of the entities that most significantly impact the entities' economic performance and (iii) are not structured with disproportionate voting rights and are VOEs. For the Westwood VOEs, we evaluated whether or not we own a controlling financial interest in the entities, and we concluded that we do not. Based on our analyses, we have not consolidated the Westwood VIEs or Westwood VOEs for the periods ending September 30, 2026 and December 31, 2025.
We have not otherwise provided any financial support that we were not previously contractually obligated to provide and there are no arrangements that would require us to provide additional financial support to any of these entities. Our seed investments in the Westwood Funds® are accounted for as investments in accordance with our other investments described in Note 5 “Investments.”
We recognized fee revenue from the Westwood VIEs and Westwood VOEs as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fee Revenues	$9.5	$8.7	$27.5	$24.5

WESTWOOD HOLDINGS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued), (Unaudited)

The following tables display the AUM, the amount of our seed investments that are included in “Investments, at fair value” on the Condensed Consolidated Balance Sheets, and the financial risk of loss in each vehicle (in millions):

	As of September 30, 2026
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,904	$—	$—
Common Trust Funds	394	$—	$—
Private Funds	723	$0.2	$0.2
Private Equity	—	$10.9	$10.9
All other assets:
Wealth Management	3,994
Institutional	7,111
Total Assets Under Management	$16,126

	As of December 31, 2025
	Assets Under Management	Corporate Investment	Amount at Risk
VIEs/VOEs:
Westwood Funds®	$3,890	$—	$—
Common Trust Funds	600	$—	$—
Private Funds	315	$0.2	$0.2
Private Equity	—	$9.3	$9.3

All other assets:
Wealth Management	3,705
Institutional	8,029
Total AUM	$16,539

13. SUBSEQUENT EVENTS
WEBs Divestment and Fund Reorganization
On October 14, 2026, the Company entered into an agreement with WEBs, pursuant to which the Company divested its equity interest in WEBs and terminated the related investor agreements. In exchange, WEBs agreed to undertake and complete a reorganization of the WEBs SPY Defined Volatility ETF ("DVSP") and WEBs QQQ Defined Volatility ETF ("DVQQ") (collectively the "Target Funds"). Under the proposed reorganization, DVSP and DVQQ will transfer substantially all of their assets to the Westwood Adaptive Exposure SPY ETF ("WWSP") and Westwood Adaptive Exposure QQQ ETF ("WWQQ") (collectively the "Acquiring Funds"), respectively, each a series of the Ultimus Managers Trust.
In connection with the reorganization, Westwood Management Corp. will be appointed investment adviser to the Acquiring Funds. Additionally, WEBs will assign to the Company the intellectual property related to each fund's investment strategy.
This transaction is structured as a nonmonetary exchange without cash consideration and will be measured based on the fair value of the nonmonetary asset relinquished.
Dividend Declared
On November 5, 2026, the Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on January 4, 2027 to stockholders of record on December 1, 2026.

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
Our revenues are generally derived from fees based on a percentage of AUM and AUA, and Westwood Management and Westwood Trust collectively had AUM of approximately $16.1 billion and AUA of approximately $1.0 billion at September 30, 2026. We have established a track record of delivering competitive, risk-adjusted returns for our clients.
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
Realized gains on private investments
Realized gains on private investments includes gains on the sale of our privately held investments.
Net change in unrealized appreciation on private investments
Net change in unrealized appreciation on private investments includes changes in the value of our privately held investments.
Net Investment Income
Net investment income primarily includes interest and dividend income on fixed income securities and money market funds.
Other Income (Expense)
Other income (expense) primarily consists of income from the sublease of a portion of our corporate offices.
Firm-wide Assets Under Management
Firm-wide assets under management of $17.1 billion at September 30, 2026 consisted of $16.1 billion of AUM and $1.0 billion of AUA.
AUM decreased $1.2 billion to $16.1 billion at September 30, 2026 compared with $17.3 billion at September 30, 2025. The average of beginning and ending AUM ("average AUM") for the third quarter of 2026 was $16.5 billion compared to $17.3 billion for the third quarter of 2025.
The following table displays AUM as of September 30, 2026 and 2025 (in millions):

	As of September 30,
	2026	2025	Change
Institutional(1)	$7,822	$9,032	(13)%
Wealth Management(2)	4,400	4,323	2
Mutual Funds and ETFs(3)	3,904	3,994	(2)
Total AUM	$16,126	$17,349	(7)%

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
Roll-Forward of Assets Under Management

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Institutional
Beginning of period assets	$8,280	$9,241	$8,332	$8,301
Inflows	556	78	1,260	1,295
Outflows	(559)	(618)	(2,516)	(1,109)
Net client flows	(3)	(540)	(1,256)	186
Market appreciation (depreciation)	(455)	331	746	545
Net change	(458)	(209)	(510)	731
End of period assets	$7,822	$9,032	$7,822	$9,032

Wealth Management
Beginning of period assets	$4,501	$4,176	$4,317	$4,391
Inflows	110	80	309	195
Outflows	(293)	(153)	(656)	(535)
Net client flows	(183)	(73)	(347)	(340)
Market appreciation (depreciation)	82	220	430	272
Net change	(101)	147	83	(68)
End of period assets	$4,400	$4,323	$4,400	$4,323

Mutual Funds and ETFs
Beginning of period assets	$4,179	$3,924	$3,890	$3,915
Inflows	142	164	517	525
Outflows	(229)	(222)	(803)	(631)
Net client flows	(87)	(58)	(286)	(106)
Market appreciation (depreciation)	(188)	128	300	185
Net change	(275)	70	14	79
End of period assets	$3,904	$3,994	$3,904	$3,994

Total AUM
Beginning of period assets	$16,960	$17,341	$16,539	$16,607
Inflows	808	322	2,086	2,015
Outflows	(1,081)	(993)	(3,975)	(2,275)
Net client flows	(273)	(671)	(1,889)	(260)
Market appreciation (depreciation)	(561)	679	1,476	1,002
Net change	(834)	8	(413)	742
End of period assets	$16,126	$17,349	$16,126	$17,349

Three months ended September 30, 2026 compared to the three months ended September 30, 2025
The change in AUM for the three months ended September 30, 2026 was due to market depreciation of $0.6 billion and net outflows of $0.3 billion. Net outflows were primarily related to our SmallCap Value strategy.

The change in AUM for the three months ended September 30, 2025 was due to market appreciation of $0.7 billion offset by net outflows of $0.7 billion. Net outflows were primarily related to our LargeCap Value strategy.
Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
The change in AUM for the nine months ended September 30, 2026 was due to market appreciation of $1.5 billion offset by net outflows of $1.9 billion. Net outflows were primarily related to our LargeCap Value and SmallCap Value strategies.
The $0.7 billion increase in AUM for the nine months ended September 30, 2025 was due to market appreciation of $1.0 billion offset by net outflows of $0.3 billion. Net outflows were primarily related to our LargeCap Value strategy.
Roll-Forward of Assets Under Advisement

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Assets Under Advisement
Beginning of period assets	$989	$939	$942	$960
Inflows	52	22	122	104
Outflows	(66)	(25)	(190)	(121)
Net client flows	(14)	(3)	(68)	(17)
Market appreciation (depreciation)	(9)	30	92	23
Net change	(23)	27	24	6
End of period assets	$966	$966	$966	$966
Results of Operations
The following table (dollars in thousands) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Operations contained in our Condensed Consolidated Financial Statements and should be read in conjunction with those statements included elsewhere in this report.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Advisory fees: asset-based	$19,202	$18,887	2%	$57,883	$54,573	6%
Trust fees: asset-based	5,567	5,416	3	16,257	15,914	2
Other, net	1,802	(14)	NM	2,740	174	1,475
Total revenues	26,571	24,289	9	76,880	70,661	9
Expenses:
Employee compensation and benefits	15,572	13,286	17	46,931	41,259	14
Sales and marketing	735	633	16	2,038	2,050	(1)
Westwood funds	1,379	1,101	25	3,325	2,955	13
Information technology	2,713	2,893	(6)	8,091	8,264	(2)
Professional services	2,401	1,593	51	6,359	4,692	36
General and administrative	2,388	2,774	(14)	8,185	8,632	(5)
Total expenses	25,188	22,280	13	74,929	67,852	10
Net operating income	1,383	2,009	(31)	1,951	2,809	(31)
Realized gains on private investments	—	—	NM	2,046	—	NM
Net change in unrealized appreciation on private investments	2,883	1,932	49	2,868	1,932	48%
Net investment income	324	459	(29)	883	1,185	(25)
Other income (expense)	—	292	(100)	(78)	826	(109)
Income before income taxes	4,590	4,692	(2)	7,670	6,752	14
Income tax provision	1,470	963	53	2,241	1,515	48
Net income	$3,120	$3,729	(16)%	$5,429	$5,237	4%
Less: income attributable to noncontrolling interest	3	30	(90)%	11	41	(73)
Income attributable to Westwood Holdings Group, Inc.	$3,117	$3,699	(16)%	$5,418	$5,196	4%
_________________________
NM    Not meaningful
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Total revenues. Total revenues for the three months ended September 30, 2026 were higher than revenues for the three months ended September 30, 2025 due to approximately $1.8 million of gains on our seed money investments and private capital distributions, and approximately $1.4 million of growth from our ETFs and private energy secondaries funds.
Employee compensation and benefits. Employee compensation and benefits for the three months ended September 30, 2026 increased compared to the three months September 30, 2025 primarily due to $1.7 million of one-time severance-related compensation expenses in the third quarter of 2026.
Professional services. Professional services costs for the three months ended September 30, 2026 increased compared to the three months ended September 30, 2025 primarily due to additional consulting and recruiting expenses.
Net change in unrealized appreciation on private investments. Net change in unrealized appreciation on private investments for the three months ended September 30, 2026 increased compared to the three months ended September 30, 2025 primarily due to a $2.6 million gain on our investment in TXSE in 2026, compared with a $2.0 million gain in 2025.
Income tax provision. Our effective income tax rate differed from the 21% statutory rate for the three months ended September 30, 2026 and September 30, 2025 due to permanent differences related to an Internal Revenue Code Section 162(m) limitation on compensation deductions and the impact of state and local taxes. In addition, a separate expansion of Section 162(m), enacted under prior law and scheduled to take effect in 2027, could further increase our effective tax rate and income tax expense, potentially materially.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Total revenues. Total revenues for the nine months ended September 30, 2026 were higher than revenues for the nine months ended September 30, 2025 due to approximately $3.6 million of growth from our ETFs and private energy secondaries funds, and approximately $2.7 million of gains on our seed money investments and private capital distributions.
Employee compensation and benefits. Employee compensation and benefits for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 primarily due to to $1.7 million of one-time severance-related compensation expenses, and costs related to increased headcount on our private capital investment team.
Professional services. Professional services costs for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 primarily due to additional consulting, recruiting and legal expenses.
Realized gains on private investments. Realized gains on private investments related to our sale of NBHC stock in the first quarter of 2026.
Net change in unrealized appreciation on private investments. Net change in unrealized appreciation on private investments for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 primarily due to a $2.6 million gain on our investment in TXSE in 2026, compared with a $2.0 million gain in 2025.
Other income (expense). Other income (expense) for the nine months ended September 30, 2026 decreased compared to the nine months ended September 30, 2025 due to the expiration of multiple sublease agreements in the fourth quarter of 2025.
Income tax provision. Our effective income tax rate differed from the 21% statutory rate for the nine months ended September 30, 2026 and September 30, 2025 due to permanent differences related to an Internal Revenue Code Section 162(m) limitation on compensation deductions and the impact of state and local taxes. In addition, a separate expansion of Section 162(m), enacted under prior law and scheduled to take effect in 2027, could further increase our effective tax rate and income tax expense, potentially materially.
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

	Three Months Ended September 30,		Change	Nine Months Ended September 30,
	2026	2025		2026	2025	Change
Income attributable to Westwood Holdings Group, Inc.	$3,117	$3,699	(16)%	$5,418	$5,196	4%
Stock-based compensation expense	1,044	1,303	(20)	3,596	3,925	(8)
Intangible amortization	646	1,061	(39)	2,074	3,143	(34)
Tax benefit from goodwill amortization	136	136	—	408	396	3
Tax impacts of adjustments to GAAP net income	(541)	(485)	12	(1,279)	(1,640)	(22)
Economic Earnings	$4,402	$5,714	(23)%	$10,217	$11,020	(7)%
Earnings per diluted share	$0.34	$0.41	(17)%	$0.60	$0.59	2%
Stock-based compensation expense	0.11	0.15	(27)	0.39	0.44	(11)
Intangible amortization	0.08	0.11	(27)	0.23	0.37	(38)
Tax benefit from goodwill amortization	0.01	0.02	(50)	0.04	0.04	—
Tax impacts of adjustments to GAAP income	(0.06)	(0.05)	20	(0.14)	(0.19)	(26)
Economic Earnings per diluted share	$0.48	$0.64	(25)%	$1.12	$1.25	(10)%
Diluted weighted average shares outstanding	9,192,363	8,941,347		9,105,334	8,846,168

Economic Earnings by Segment:
Advisory net income	$3,468	$6,200	(44)%	$11,730	$13,745	(44)%
Stock-based compensation expense	488	774	(37)%	1,786	2,412	(37)%
Intangible amortization	306	714	(57)%	1,054	2,102	(57)%
Tax benefit from goodwill amortization	77	77	0%	231	218	0%
Tax impacts of adjustments to GAAP net income	(254)	(305)	(17)%	(599)	(1,046)	(17)%
Advisory Economic Earnings	$4,085	$7,460	(45)%	$14,202	$17,431	(19)%

Trust net income	$873	$893	(44)%	$1,405	$2,171	(44)%
Stock-based compensation expense	21	12	(37)	57	34	(37)
Intangible amortization	340	340	(57)	1,020	1,020	(57)
Tax benefit from goodwill amortization	59	59	0	177	177	0
Tax impacts of adjustments to GAAP net income	(115)	(72)	(17)	(240)	(244)	(17)
Trust Economic Earnings	$1,178	$1,232	(4)	$2,419	$3,158	(23)

Other net income	$(1,224)	$(3,394)	(44)%	$(7,717)	$(10,720)	(44)%
Stock-based compensation expense	535	517	(37)	1,753	1,479	(37)
Intangible amortization	—	7	(1)	—	21	(1)
Tax benefit from goodwill amortization	—	—	—	—	—	—
Tax impacts of adjustments to GAAP net income	(172)	(108)	(17)	(440)	(349)	(17)
Other Economic Earnings	$(861)	$(2,978)	(71)	$(6,404)	$(9,569)	(33)
Consolidated Economic Earnings	$4,402	$5,714	(23)%	$10,217	$11,020	(7)%

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
We had cash and investments of $65.0 million and $63.4 million as of September 30, 2026 and December 31, 2025, respectively.
During the nine months ended September 30, 2026, cash flow provided by operating activities of $9.0 million included net sales of equity investments of $6.4 million, partially offset by a use of cash of $2.6 million from the reduction in compensation and benefits payable. During the nine months ended September 30, 2025, cash flow provided by operating activities was $10.9 million, which included net sales of equity investments of $7.8 million, reductions in compensation and benefits payable of $2.1 million and contingent consideration of $4.4 million following the final payment for the revenue retention earn-out.
Cash flow used in investing activities of $5.6 million during the nine months ended September 30, 2026 was related to the net purchases of investments, purchases of leasehold improvements and property and equipment, and returns of capital from private capital investments. Cash flow used in investing activities during the nine months ended September 30, 2025 was related to the purchase of investments and internally developed software.
Cash flows used in financing activities of $5.5 million for the nine months ended September 30, 2026 reflected the payment of dividends and restricted stock returned for the payment of taxes. Cash flows used in financing activities of $5.7 million for the nine months ended September 30, 2025 reflected the payment of dividends, restricted stock returned for the payment of taxes and deferred contingent consideration payments.
Westwood Trust is required to maintain cash and investments in an amount equal to the minimum restricted capital of $4.0 million, as required by the Texas Finance Code. Restricted capital is included in "Cash and cash equivalents" and "Investments, at fair value" in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2026, Westwood Trust had approximately $16.5 million in excess of its minimum capital requirement.
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
Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program has no expiration date and may be discontinued at any time by the Board of Directors. During the three months ended September 30, 2026, the Company did not repurchase any shares of our common stock.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1	Amended and Restated Certificate of Incorporation of Westwood Holdings Group, Inc. (incorporated by reference from the Form S-8 filed with the SEC on September 28, 2022)

3.2	Certificate of Amendment to Certificate of Formation of Westwood Holdings Group, Inc. (incorporated by reference to the Form 8-K filed with the SEC on December 2, 2024)

3.3	Amended and Restated Bylaws of Westwood Holdings Group, Inc. (incorporated by reference from the Form 8-K filed with the SEC on November 2, 2021)

4.1	Form of Common Stock Certificate of Westwood Holdings Group, Inc. (incorporated by reference from Amendment No. 2 to Registration Statement on Form 10/A filed with the SEC on April 30, 2002)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Westwood Holdings Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (v) Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 5, 2026	WESTWOOD HOLDINGS GROUP, INC.

		By:	/s/ Brian O. Casey
Brian O. Casey
Chief Executive Officer

		By:	/s/ Murray Forbes III
Murray Forbes III
Chief Financial Officer and Treasurer